Form 10-K
period 2012-01-01
PERKINELMER INC
filed 2012-02-28
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-5075
_____________________________________
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
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on July 1, 2011, was $3,074,832,814 based upon the last reported sale of $27.46 per share of common stock on July 1, 2011.
As of February 23, 2012, there were outstanding 113,464,999 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of technology, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and their environment.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of January 1, 2012, we employed approximately 7,200 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.

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

Our Strategy
Our strategy is to provide innovative products, solutions and services that drive productivity improvements in targeted high growth market segments and to develop value-added applications and solutions to foster further development and expansion of the markets we serve. To execute on our strategy and drive higher revenue growth, we focus on broadening our product and service offerings through the acquisition of innovative technology and expenditures for research and development. Our strategy includes:

•	Achieving significant growth in both of our core business segments, Human Health and Environmental Health, through strategic acquisitions and licensing;

•	Accelerating innovation through both internal research and development and third-party collaborations and alliances;

•	Strengthening our position within key markets, by expanding our product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and engaged employees.

Recent Developments
As part of our strategy to grow our core businesses, we have recently acquired the following businesses:

Business Combinations:

Acquisition of Caliper Life Sciences, Inc. In November 2011, we acquired all of the outstanding stock of Caliper Life Sciences, Inc. (“Caliper”). Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services, primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. We expect this acquisition to enhance our molecular imaging and detection technologies and to complement our offerings in life science, diagnostics, environmental and food markets. We paid the shareholders of Caliper $646.3 million in cash for the stock of Caliper. We financed the acquisition by issuing $500.0 million aggregate principal amount of senior unsecured notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance, with the remainder of the purchase price paid from available cash. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Dexela Limited. In June 2011, we acquired all of the outstanding stock of Dexela Limited (“Dexela”). Dexela is a provider of flat panel complementary metal-oxide-semiconductor (“CMOS”) x-ray detection technologies and services. We expect this acquisition to expand our current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to our imaging portfolio, customers will be able to choose between two complementary x-ray detector technologies to optimize their system performance and meet their specific application needs. We paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. We may pay additional contingent consideration of up to $12.2 million, with an estimated fair value of $4.6 million as of the closing date. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

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

Acquisition of Geospiza, Inc. In May 2011, we acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. We expect this acquisition to enhance our software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. We paid the shareholders of Geospiza $13.2 million in cash for the stock of Geospiza. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of CambridgeSoft Corporation. In April 2011, we acquired all of the outstanding stock of CambridgeSoft Corporation (“CambridgeSoft”). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our software offerings, enabling customers to share data used for scientific decisions. We paid the shareholders of CambridgeSoft $227.4 million in cash at the closing for the stock of CambridgeSoft. We have recorded a receivable of $4.2 million from the shareholders of CambridgeSoft as a reduction of purchase price for the settlement of contingencies. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

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

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, we acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing magnetic bead technology. We expect this acquisition to enhance our diagnostics business by expanding our product offerings to diagnostics, academic and industrial end markets. We paid the shareholders of chemagen $34.6 million in cash for the stock of chemagen. We may pay additional contingent consideration of up to $20.3 million, with an estimated fair value of $7.7 million as of the closing date. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

We recently took the following additional actions to further strengthen our core businesses:

Restructuring:
During fiscal year 2011, we recorded a $5.6 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities, the closure of excess facility space, and contract termination costs. We also recognized an $8.1 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. Our management approved these plans principally to shift resources to higher growth geographic regions and end markets and to reduce resources in response to the continued economic downturn and its impact on demand in certain other end markets. We also recorded a pre-tax restructuring reversal of $0.3 million relating to our previous restructuring plans due to lower than expected costs associated with workforce reductions in Europe within both our Human Health and Environmental Health segments, partially offset by a reduction in the estimated sublease rental payments reasonably expected to be obtained for our excess facility space within both our Human Health and Environmental Health segments. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses and is included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from these restructuring plans on operating results and cash flows to approximately offset the increased spending in higher growth regions and the decline in revenue from certain products, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs.

As part of our ongoing business strategy, we also took the following action:

Share Repurchase Program:
On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2011, we repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. During fiscal year 2010, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. During fiscal year 2009, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. As of January 1, 2012, approximately 6.0 million shares of common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

Business Segments and Products
We report our business in two segments: Human Health and Environmental Health. We performed our annual impairment testing on January 3, 2011, the annual impairment date for our reporting units, and based on the first step of the impairment process (the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value), we concluded that there was no goodwill impairment.

Human Health Segment
Our Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. Our Human Health segment generated revenue of $887.2 million in fiscal year 2011.

Diagnostics Market:
We provide early detection for genetic disorders from pre-conception to early childhood, as well as digital x-ray flat panel detectors and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their newborns. Our instruments, reagents and software test and screen for disorders and diseases, including Down syndrome, infertility, anemia and diabetes. Our digital x-ray flat panel detectors are used by physicians to make fast and accurate diagnoses of conditions ranging from broken bones to reduced blood flow in vascular systems. In addition, our digital x-ray flat panel detectors improve oncology treatments by focusing radiation directly at tumors.

Research Market:
In the research market, we provide a broad suite of solutions including reagents, liquid handling and detection technologies that enable researchers to improve the drug discovery process. These applications, solutions and services enable pharmaceutical companies to create better therapeutics by helping to bring products to market faster and more efficiently. Our research portfolio includes a wide range of systems consisting of instrumentation for automation and detection solutions, in vitro and in vivo imaging and analysis hardware and software, and a portfolio of consumable products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

Principal Products:
Our principal products for Human Health applications include the following:

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

•	The GSP® Neonatal hTSH, 17µ-OHP, GALT and IRT kits are used for screening congenital neonatal conditions from a drop of blood.

•	The NeoBase Non-derivatized MS/MS kit analyzes newborn blood samples for measurement of amino acids and analytes for specific diseases.

•	BACs-on-Beads™ (“BoBs™”) technology rapidly and cost effectively detects chromosomal abnormalities.

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

•
The prenatal BoBs™ in vitro diagnostic (“IVD”) assay for rapid prenatal testing of multiple genetic diseases, for use in the European Union, is the first IVD product from the BoBs™ proprietary multiplexed bead-based technology product family.

•
The new XRD 0822 and XRD 1622 digital x-ray flat panel detectors provide non-destructive testing applications including pipeline inspection, film replacement, manufacturing inspection, 3D Cone Beam CT and PCB inspection.

Research:

•
The radiometric detection solutions, including over 1,100 NEN® radiochemicals, the Tri-carb® and MicroBeta2® families of liquid scintillation counters, which are used for beta, gamma and luminescence counting in microplate formats, are utilized in research, environmental and drug discovery applications.

•
The Columbus™ image data storage and analysis system provides a single solution to the storage and analysis of high content data from any major HCS system. With the Columbus system, everyone in the lab can access, visualize and analyze all high content images from anywhere via the Internet.

•
The Opera® high content screening system and Operetta® high content imaging system enables automated imaging and analysis for cell-based assays, providing reliable and meaningful results for decision making to drug discovery and basic cellular science research laboratories.

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

•
A wide range of homogeneous biochemical and cellular assay reagents, including LANCE® Ultra and Alpha Technology assay platforms, are used for the major drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, antibodies and epigenetic modification enzymes. A broad portfolio of recombinant GPCR and Ion Channel cell lines includes over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.

•	TSA™ Plus biotin kits can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•
The Fluorescent Pre-clinical Imaging Agent portfolio and Fluorescence Molecular Tomography (FMT®) Quantitative Pre-clinical Imaging Systems, acquired through the purchase of VisEn Medical, provide quantitative imaging data that can be useful for identifying and characterizing a range of disease biomarkers and therapeutic efficacy in living animal models.

New Products:
Significant new products introduced or acquired for Human Health applications in fiscal year 2011 include the following:

Diagnostics:

•	The Signature Precision Panel™ prenatal diagnostic test is used for the rapid detection of 15 chromosomal disorders to determine genetic abnormalities during pregnancy.

•	Oncology testing services utilize OncoChip™ microarray technology for early diagnoses of hematological malignancies.

•
Umbilical cord tissue stem cell banking services from ViaCord® are the first and only service for the banking of stem cells harvested from umbilical cord tissue for an increased chance of a successful therapeutic application if needed.

•
The newborn testing and diagnostics portfolio was expanded to include a panel to screen for six Lysosomal Storage Disorders ("LSDs"). The panel tests for Krabbe disease, Gaucher's disease, Niemann-Pick disease (Type A and Type B), Pompe disease, Fabry disease and MPS 1.

Research:

•	Microfluidics lab automation and liquid handling, optical imaging technologies and discovery and development outsourcing solutions acquired through the acquisition of Caliper.

•
EnSpire® Multimode Plate Reader with label free detection technology for drug discovery research is the only benchtop detection platform to combine Corning® Epic® optical label free technology and traditional labeled read technologies for the identification of new therapeutic targets.

•
The MultiSpecies Imaging Module for the Fluorescence Molecular Tomography Quantitative Pre-clinical Imaging Systems enables researchers to generate 3D in vivo animal models relevant to disease research.

•
The AlphaLISA® research assays were expanded to over 100 no-wash biomarker kits for both biotherapeutics and small molecule development in a variety of therapeutic areas including cancer, neurodegeneration, and virology.

•
The Operetta® High Content Imaging System with new PhenoLOGIC™, machine-learning technology for intuitive cell classification to enable improved live cell imaging assays for more efficient drug discovery and life sciences research workflow.

•
The epigenetic detection reagents portfolio specifically validated for drug discovery and life sciences research was expanded and now covers nine different histone marks, as well as p53, with more than 15 validated in vitro and cell-based assays to help researchers discover novel drug compounds directed against several epigenetic targets.

•
Volocity® 6.0 3D image analysis software allows scientists to gain a better understanding of intracellular and intercellular relationships adding to the software's power capabilities for 3D data visualization, publication, restoration and analysis of images from a range of fluorescence microscopy and high content image systems.

•
The HCA ImagAmp™ reagent kit for high content screening and cellular analysis applications is used in a variety of research areas including cell differentiation, cell toxicity, programmed cell death, drug discovery, protein expression and signaling pathway analysis.

•
Hardware and software upgrades for the Opera® high content screening system have enhanced live cell imaging and analysis capabilities which enable biopharmaceutical and academic researchers to perform more precise live cell imaging assays and to have a more efficient drug discovery and life science research workflow.

•	The Vectra™ 2 automated slide imaging system is an integrated solution to advance the identification and validation of new drug targets to improve the assessment of drug response.

•
The FMT 1000 Quantitative Pre-clinical Imaging System is designed for the individual laboratory and measures a broad range of biomarkers, disease pathways and therapeutic responses in small animals in vivo.

•	The HypoxiSense™ Fluorescent Pre-clinical Imaging Agent is used to detect hypoxia to assess the therapeutic efficacy in drug screening of tumor models and fluorescence microscopy of disease tissues.

•	AlphaScreen® SureFire® Assays provide a cell-based environment for assaying modulation of receptor activation as well as measure responses of intracellular kinase inhibitors for drug discovery.

•	Western Lighting ECL Pro, a non radioactive light-emitting system, detects proteins immobilized on a membrane in Western blots.

•
The IVIS Spectrum CT, a preclinical imaging system that integrates, into a single instrument system, advanced optical imaging and low dose micro computed tomography. The instrument provides insights into complex biological systems in small animals to develop new, clinically translatable discoveries.

Brand Names:
Our Human Health segment offers additional products under various brand names, including AlphaLISA®, AlphaScreen®, AutoDELFIA®, Columbus™, EnSpire®, EnVision®, Evolution™, FMT®, Genoglyphix®, Geospizer®, inForm™, IVIS®, JANUS®, LabChip®, LANCE®, LifeCycle™, Living Image®, Maestro™, MultiPROBE®, NEN®, NTD Labs®, Nuance™, Oncoglyphix™, Opera®, Operetta®, Packard®, Pannoramic™, Quantum™, ScanArray™, Sciclone®, SignatureChip®, Signature Precision Panel™, Specimen Gate™, SureFire®, TRIO™, Twister®, VariSpec™, Vectra™, ViaCord®, VICTOR™, Volocity®, Wizard®, XRD amorphous silicon FPDs™, and Zephyr®.

Environmental Health Segment
Our Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets. Our Environmental Health segment generated revenue of $1,034.1 million in fiscal year 2011.

Environmental Market:
For the environmental market, we provide analytical technologies that address the quality of our environment, sustainable energy development, and help ensure safer food and consumer products.

Our technologies are used to detect and help reduce the impact products and industrial processes may have on our environment. For example, our water quality solutions help ensure the purity of the world’s water supply by detecting harmful substances, such as trace metal, organic, pesticide, chemical and radioactive contaminants.

We provide a variety of solutions that detect the presence of potentially dangerous materials, including lead and phthalates, in toys and other consumer products to help ensure their safety for use or consumption. Our solutions are also used to identify and prevent counterfeiting of medicine and other goods. Our methods and analyses are transferable throughout the supply chain so our customers are able to keep pace with industry standards as well as governmental regulations and certifications.

Industrial Market:
We provide analytical instrumentation for the industrial market which includes the semiconductor, chemical, petrochemical, lubricant, construction, office equipment and quality assurance industries.

Laboratory Services Market:
We have approximately 1,400 service engineers to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource® service business strategy is aligned with customers’ needs to consolidate laboratory services in order to gain efficiencies within their labs.

Principal Products:
Our principal products for Environmental Health applications include the following:

•
The Clarus® series of gas chromatographs, gas chromatographs/mass spectrometers and the TurboMatrix™ family of sample-handling equipment are used to identify and quantify compounds in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.

•
The atomic spectroscopy family of instruments, including the AAnalyst™/PinAAcle™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers, are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

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

•
The Flexar™ liquid chromatography platform, which is controlled by the Chromera® chromatography data system, incorporates an ergonomic industrial design to deliver a wide range of pressure and detector options to address the application needs of high pressure liquid chromatography laboratories. These systems are used to identify and quantify compounds for applications in the environmental, food, beverage, and pharmaceutical industries.

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

•
The NexION® 300 ICP mass spectrometers, with patented Universal Cell Technology™, allow analysts to choose the most appropriate technique for a specific sample or application, maximizing productivity without compromising sensitivity or performance.

•	The Atomax™ line of 1.5 inch hollow cathode lamps are designed as high quality lighting sources that can be used with any 1.5 inch format commercial atomic absorption spectrometer.

•
The Velocity series capillary gas chromatography ("GC") columns are fused silica columns designed for standard laboratory applications on the Clarus® GC and any other commercial GC instrument. The columns provide a combination of efficiency, performance and price and are used in the environmental, petrochemical, food and pharmaceutical industries.

New Products:
New products introduced or acquired for Environmental Health applications in fiscal year 2011 include the following:

•
The PinAAcle Series of Atomic Absorption Spectrometers are used for the determination of metals in food, environmental samples, such as drinking water, and for use in clinical and petrochemical applications.

•
The Optima 8x00 ICP-OES Spectrometer is a high-performance inductively coupled plasma - optical emission spectrometer, with a range of technologies that are designed to maximize productivity, enhance plasma stability, simplify method development, and reduce operating costs. The series is designed primarily for environmental, geochemical, pharmaceutical and food/product safety applications.

•
The configuration of the Frontier™ Infrared Spectrometer is designed to provide high sensitivity and performance for safe drug development and for determining chemical and material properties in a variety of samples, including consumer products.

•
The Spectrum Two™ Spectrometer is a compact and portable instrument for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications.

•
Universal Operational Qualification is a new service offering that streamlines documentation across all major models of laboratory instruments to help ensure compliance with regulatory standards and international guidelines.

•
The Clarus® SQ 8 GC/MS provides the widest mass range available in gas chromatography. It includes the industry's most sensitive, yet durable, Clarifi™ detector to eliminate background noise and maximize analyte signals, as well as SMARTsource™ technology, designed for easy access and low maintenance.

•
The AxION™ 2 TOF MS platform is intended to help companies deliver better quality products and services to consumers across the environmental, food and pharmaceutical sectors and is used for the identification of unexpected compounds in samples, providing a high level of resolution and mass accuracy.

•
The Supra-Clean® and Supra-Poly® Solid Phase Extraction column product lines are designed to offer customers specializing in quality control and product safety and integrity a sample preparation solution that is designed to decrease sample preparation time with a high level of reproducibility.

•
Brownlee Superficially Porous Particle columns for HPLC and UHPLC generate faster separations because of the particle design and size, resulting in a shorter diffusion path and improved column efficiency.

•	NexION® 300 ICP-MS enhanced security software for pharmaceutical laboratories enables customers to comply with regulations of the United States Food and Drug Administration.

•
The Porcine Detection Kits for the Halal food certification industry quickly and easily detect porcine meat traces in order to provide authenticity of food products where Halal certification is required.

Brand Names:
Our Environmental Health segment offers additional products under various brand names, including Chromera™, HyperDSC®, LAMBDA™, LABWORKS™, OneSource®, and Spectrum™.

Marketing
All of our businesses market their products and services directly through their own specialized sales forces. As of January 1, 2012, we employed approximately 3,300 sales and service representatives operating in approximately 35 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

In some cases, we may participate in litigation or other proceedings to defend against or assert claims of infringement, to enforce our patents or our licensors’ patents, to protect our trade secrets, know-how or other intellectual property rights, or to determine the scope and validity of our or third parties’ intellectual property rights. Litigation of this type could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liabilities or expenses, require us to cease using disputed intellectual property or cease the sale of a product, or require us to license the disputed intellectual property from third parties. We are currently involved in a lawsuit involving claims of violation of intellectual property rights. See “Item 3. Legal Proceedings” for a discussion of this matter.

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

Research and Development
Research and development expenditures were approximately $115.8 million during fiscal year 2011, approximately $94.8 million during fiscal year 2010, and approximately $90.5 million during fiscal year 2009.

We directed our research and development efforts in fiscal years 2011, 2010, and 2009 primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2012, and to continue to emphasize the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.7 million as of January 1, 2012, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

Employees
As of January 1, 2012, we employed approximately 7,200 employees in our continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of January 1, 2012, we employed an aggregate of approximately 840 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments
We have included the expenses for our corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the expense related to mark-to-market and curtailments on postretirement benefit plans, as “Corporate” below. We have a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in our calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of our reporting segments.

The table below sets forth revenue and operating income (loss), excluding discontinued operations, by reporting segment for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Human Health
Product revenue	$754,046	$672,217	$615,838
Service revenue	133,140	124,093	115,811
Total revenue	887,186	796,310	731,649
Operating income from continuing operations	99,306	97,855	80,167
Environmental Health
Product revenue	565,464	489,525	442,015
Service revenue	468,637	418,511	377,102
Total revenue	1,034,101	908,036	819,117
Operating income from continuing operations	99,341	95,090	76,356
Corporate
Operating loss from continuing operations(1)	(107,519)	(35,377)	(40,577)
Continuing Operations
Product revenue	$1,319,510	$1,161,742	$1,057,853
Service revenue	601,777	542,604	492,913
Total revenue	1,921,287	1,704,346	1,550,766
Operating income from continuing operations	91,128	157,568	115,946
Interest and other expense (income), net	26,774	(8,383)	15,787
Income from continuing operations before income taxes	$64,354	$165,951	$100,159
____________________________

(1)
The expense related to mark-to-market and curtailments on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax loss of $67.9 million in fiscal year 2011, a pre-tax loss of $0.2 million in fiscal year 2010, and a pre-tax loss of $6.4 million in fiscal year 2009.

Additional information relating to our reporting segments is as follows for the fiscal years ended:

	Depreciation and Amortization Expense			Capital Expenditures
	January 1, 2012	January 2, 2011	January 3, 2010	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)			(In thousands)
Human Health	$69,746	$61,346	$54,287	$15,395	$17,341	$17,945
Environmental Health	39,480	26,284	24,272	13,190	15,005	5,684
Corporate	1,695	1,533	2,203	2,007	1,300	1,887
Continuing operations	$110,921	$89,163	$80,762	$30,592	$33,646	$25,516
Discontinued operations	$—	$10,177	$12,377	$—	$9,090	$7,073

	Total Assets
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Human Health	$2,233,325	$1,772,524	$1,656,305
Environmental Health	1,569,490	1,375,992	1,164,474
Corporate	31,181	60,203	27,516
Net current and long-term assets of discontinued operations	202	227	210,459
Total assets	$3,834,198	$3,208,946	$3,058,754

Financial Information About Geographic Areas
Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2011, we had $1,192.7 million in sales from our international operations, representing approximately 62% of our total sales. During fiscal year 2011, we derived approximately 38% of our international sales from our Human Health segment, and approximately 62% of our international sales from our Environmental Health segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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
Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly revenue and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, the inability of our customers to secure credit or funding, restrictions in capital expenditures, general economic conditions, cuts in government funding or unfavorable changes in government regulations would likely result in a reduction in demand for our products and services. In addition, government funding is subject to economic conditions and the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability.

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
Many of our products are used by our customers to develop, test and manufacture their products. We must anticipate industry trends and consistently develop new products to meet our customers’ expectations. In developing new products, we may be required to make significant investments before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue. We may also suffer a loss in market share and potential revenue if we are unable to commercialize our technology in a timely and efficient manner.
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Caliper in the fourth quarter of fiscal year 2011, our acquisitions of Dexela, Labtronics, Geospiza and CambridgeSoft in the second quarter of fiscal year 2011, and our acquisitions of ArtusLabs, IDB and chemagen in the first quarter of fiscal year 2011. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	changes in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our revenue represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	our ability to execute ongoing productivity initiatives,

•	changes in the volume or timing of product orders,

•	fluctuation in the expense related to mark-to-market and curtailments on postretirement benefit plans, and

•	changes in assumptions used to determine contingent consideration in acquisitions.
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
The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and other goods can usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2011. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers and scientists, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policies on any of our officers or employees.
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
We rely on several centralized information technology systems throughout our company to provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
We have a substantial amount of outstanding debt, which could impact our ability to obtain future financing and limit our ability to make other expenditures in the conduct of our business.
We have outstanding debt and other financial obligations. As of February 23, 2012, we had approximately $1.0 billion of debt on a consolidated basis.
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
In addition, we may incur additional indebtedness in the future to meet future financing needs. If we add new debt, the risks described above could increase.
Restrictions in our senior unsecured revolving credit facility and other debt instruments may limit our activities.
Our senior unsecured revolving credit facility, our 6% senior unsecured notes due 2015 (the “2015 Notes”) and our 2021 Notes include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock,

•	sell assets,

•	incur obligations that restrict our subsidiaries’ ability to make dividend or other payments to us,

•	guarantee or secure indebtedness,

•	enter into transactions with affiliates, and

•	consolidate, merge or transfer all, or substantially all, of our assets and the assets of our subsidiaries on a consolidated basis.
We are also required to meet specified financial ratios under the terms of certain of our existing debt instruments. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control, such as foreign exchange rates, interest rates, changes in technology and changes in the level of competition. In addition, if we are unable to maintain our investment grade credit rating, our borrowing costs would increase and we would be subject to different and potentially more restrictive financial covenants under some of our existing debt instruments.
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, our 2015 Notes, our 2021 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of January 1, 2012, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 27, 2012, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2011 that will be payable in May 2012. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of January 1, 2012, our continuing operations occupied 2,487,000 square feet in over 115 locations. We own 549,000 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 14 states and 31 foreign countries.

Facilities outside of the United States account for approximately 1,286,000 square feet of our owned and leased property, or approximately 52% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of January 1, 2012, the approximate square footage of real property owned and leased attributable to the continuing operations of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Human Health	536,000	940,680	1,476,680
Environmental Health	13,000	921,880	934,880
Corporate offices	—	75,440	75,440
Continuing operations	549,000	1,938,000	2,487,000

Item 3.	Legal Proceedings

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 1, 2012 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 28, 2012. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chief Executive Officer, President, and Director	56
Frank A. Wilson	Senior Vice President and Chief Financial Officer	53
Joel S. Goldberg	Senior Vice President, General Counsel, and Secretary	43
Daniel R. Marshak	Senior Vice President and Chief Scientific Officer	54
John R. Letcher	Senior Vice President, Human Resources	50
James Corbett	Senior Vice President and President of Diagnostics	49
E. Kevin Hrusovsky	Senior Vice President and President of Life Sciences and Technology	50
Maurice H. Tenney	Senior Vice President and President of Analytical Sciences and Laboratory Services	48
Andrew Okun	Vice President and Chief Accounting Officer	42

Robert F. Friel, 56. Mr. Friel was named our Chief Executive Officer in February 2008. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance function. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board. In July 2007, he was named President and Chief Operating Officer, effective August 1, 2007. From 1980 to 1999, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is a Director of CareFusion Corporation and serves on the Board of Trustees for the March of Dimes Foundation.

Frank A. Wilson, 53. Mr. Wilson joined us in May 2009 and is our Senior Vice President and Chief Financial Officer. Prior to joining us in May 2009, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Before joining Danaher, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviations Systems. Prior to joining AlliedSignal Inc., he worked at PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 43. Mr. Goldberg joined us in July 2008 as our Senior Vice President, General Counsel and Secretary. Prior to joining us in July 2008, Mr. Goldberg served as Vice President, Chief Compliance Officer and Secretary for Millennium Pharmaceuticals, Inc. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Before joining Millennium, Mr. Goldberg was an associate at the law firm of Edwards & Angell, LLP, focusing on emerging companies, venture capital, securities and merger-related work. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Masters in Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

Daniel R. Marshak, 54. Dr. Marshak was appointed our Senior Vice President in April 2008, having joined us as our Chief Scientific Officer in May 2006. In addition to these responsibilities, in May 2010, Dr. Marshak was appointed President of our Emerging Diagnostics business. Dr. Marshak previously held the position of President, Greater China for us. Prior to joining us, Dr. Marshak was with Cambrex Corporation since 2000, most recently as Vice President and Chief Technology Officer for Biotechnology. Dr. Marshak also previously held the positions of Senior Vice President and Chief Scientific Officer for Osiris Therapeutics, Inc. and Senior Staff Investigator, Cold Spring Harbor Laboratory. Dr. Marshak received his Bachelor of Arts degree in biochemistry and molecular biology from Harvard University, and his doctorate in biochemistry and cell biology from The Rockefeller University. Dr. Marshak performed postdoctoral research in pharmacology at Vanderbilt University and the National Institute of Health. Dr. Marshak is the author of more than 100 scientific publications and an inventor on six United States patents.

John R. Letcher, 50. Mr. Letcher was appointed our Senior Vice President of Human Resources, effective February 1, 2010. He joined us in 1999 as our Vice President of Human Resources for the Optoelectronics business unit and, in 2003, was named Vice President of Human Resources for the Life and Analytical Sciences business unit. In 2008, Mr. Letcher was named our Vice President Human Resources for all of our business units. Previously, he served as Director of Human Resources of ABB Americas, Inc., the U.S. subsidiary of an international engineering company. Prior to that, Mr. Letcher held the positions of Business Controller in ABB Americas, Inc.’s US Power Generation Gas Turbine Power business; Vice President of Finance for General Ship Corporation and Senior Auditor for Arthur Andersen. Mr. Letcher holds a Bachelor of Science degree in accounting and information technology from Boston College.

James Corbett, 49. Mr. Corbett was appointed a Senior Vice President in February 2012, and has been President of our Diagnostics business unit since May 2010. He joined us in November 2007 as President for the ViaCord business unit through the acquisition of ViaCell, Inc. and Mr. Corbett also served as Vice President and General Manager of the Americas for the Diagnostics business unit since November 2007. Prior to joining us, he held positions in Abbott Laboratories, BioChem Immunosystems, CADx Systems, and iCad. Mr. Corbett holds a Bachelor of Science degree in business from the University of Massachusetts.

E. Kevin Hrusovsky, 50. Mr. Hrusovsky was appointed a Senior Vice President in February 2012, and has been President of our Life Sciences and Technology business unit since he joined us in November 2011 through the acquisition of Caliper Life Sciences, Inc. Previously, Mr. Hrusovsky served as Chief Executive Officer and President of Caliper Life Sciences, Inc. since July 2003. Prior to that, he held the positions of Chief Executive Officer and President of Zymark and Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division for FMC Corporation. He also held several management positions at E.I. DuPont de Nemours. Mr. Hrusovsky holds a Bachelor of Science degree in mechanical engineering from Ohio State University and a Masters in Business Administration from Ohio University.

Maurice (Dusty) H. Tenney, III, 48. Mr. Tenney was appointed a Senior Vice President in February 2012, and has been President of our Analytical Sciences and Laboratory Services business unit since 2009. He joined us in 2001 as Vice President of Global Operations for the Analytical Instruments business unit and, in 2004, was named President of our Laboratory Services business unit. Prior to joining us, he held positions with Honeywell, Lockheed Martin and GE Aerospace. Mr. Tenney holds a Bachelor of Science degree in mechanical engineering from the University of Maryland and a Master of Science degree in mechanical engineering from the University of Vermont.

Andrew Okun, 42. Mr. Okun was appointed our Vice President and Chief Accounting Officer in April 2011. He joined us in 2001 as part of the controllership organization for the Optoelectronics business unit and over the next eight years Mr. Okun assumed positions of increasing responsibility in the areas of controllership and financial planning and analysis, including serving as Controller for the Optoelectronics business unit. In 2009, Mr. Okun was named our Vice President and Corporate Controller. Prior to joining us, he held positions with Honeywell, ultimately becoming the Site Controller for its Commercial Avionics business, and the position of Senior Tax Associate for Coopers & Lybrand. Mr. Okun holds a Bachelor of Arts degree in economics from the University of California at Santa Barbara, a Masters in Business Administration from the University of Virginia, and is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2011 and 2010.

	2011 Fiscal Quarters
	First	Second	Third	Fourth
High	$28.03	$28.46	$27.55	$21.61
Low	24.72	25.77	18.84	17.49

	2010 Fiscal Quarters
	First	Second	Third	Fourth
High	$24.31	$25.19	$23.18	$26.14
Low	19.82	19.65	18.89	22.64

As of February 23, 2012, we had approximately 6,178 holders of record of our common stock.

Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2011—October 30, 2011	77	19.21	—	5,999,167
October 31, 2011—November 27, 2011	—	—	—	5,999,167
November 28, 2010—January 1, 2012	—	—	—	5,999,167
Activity for quarter ended January 1, 2012	77	19.21	—	5,999,167
____________________________

(1)
On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2011, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of January 1, 2012, approximately 6.0 million shares of common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2011, we repurchased 77 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends
During fiscal years 2011 and 2010, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2011 Fiscal Quarters				2011 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2010 Fiscal Quarters				2010 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

While it is our current intention to pay regular quarterly cash dividends, any decision to pay future cash dividends will be made by our Board and will depend on our earnings, financial condition and other factors. Our Board may reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources. For further information related to our stockholders’ equity, see Note 19 to our consolidated financial statements included in this annual report on Form 10-K.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and two peer group indices for the five fiscal years from December 31, 2006 to January 1, 2012. The "Prior Peer Group" consists of Affymetrix, Inc., Thermo Fisher Scientific Inc., and Waters Corporation. This peer group is the same as the peer group used in the stock performance graph in our Annual Report on Form 10-K for fiscal year ended January 2, 2011, except that it does not include Beckman Coulter, Inc., which has been excluded due to its acquisition by Danaher Corporation in June 2011. As a result of the small number of companies remaining in our peer group, we have added Agilent Technologies Inc. and Life Technologies Corporation to our "New Peer Group" for the fiscal year ended January 1, 2012 and going forward. The New Peer Group consists of Affymetrix, Inc., Agilent Technologies Inc., Life Technologies Corporation, Thermo Fisher Scientific Inc., and Waters Corporation.

Comparison of Five-Year Cumulative Total Return
PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Indices

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PerkinElmer, Inc., the S&P 500 Index, Prior Peer Group and New Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/06
12/30/07
12/28/08
1/2/10
1/2/11
1/1/12
PerkinElmer, Inc.
S&P 500
Prior Peer Group
New Peer Group

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
PerkinElmer, Inc.	$100.00	$118.84	$61.51	$96.42	$122.49	$96.00
S&P 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
Prior Peer Group	$100.00	$133.55	$69.01	$104.50	$123.03	$104.11
New Peer Group	$100.00	$126.69	$61.60	$104.09	$123.97	$101.36

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 1, 2012. We derived the selected historical financial information for the balance sheets for the fiscal years ended January 1, 2012 and January 2, 2011 and the statement of operations for each of the fiscal years in the three-year period ended January 1, 2012 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended December 28, 2008 and December 30, 2007 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of January 3, 2010, December 28, 2008 and December 30, 2007 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. As with our consolidated financial statements for the fiscal years ended January 2, 2011 and January 3, 2010, we adjusted the information in the consolidated financial statements for the fiscal years ended December 28, 2008 and December 30, 2007, where appropriate, to account for our change in accounting for pension and other postretirement benefit plans and for discontinued operations.

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

	Fiscal Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$1,921,287	$1,704,346	$1,550,766	$1,659,668	$1,436,470
Operating income from continuing operations(1)(2)(3)(4)	91,128	157,568	115,946	75,882	133,509
Interest and other expense (income), net(5)(6)(7)	26,774	(8,383)	15,787	44,039	15,890
Income from continuing operations before income taxes	64,354	165,951	100,159	31,843	117,619
Income from continuing operations, net of income taxes(8)(9)(10)(11)(12)	1,172	138,908	73,461	45,333	102,055
Income from discontinued operations and dispositions, net of income taxes(12)(13)	6,483	252,075	8,620	23,973	42,317
Net income	$7,655	$390,983	$82,081	$69,306	$144,372
Basic earnings per share:
Continuing operations	$0.01	$1.19	$0.63	$0.39	$0.86
Discontinued operations	0.06	2.15	0.07	0.20	0.36
Net income	$0.07	$3.34	$0.71	$0.59	$1.21
Diluted earnings per share:
Continuing operations	$0.01	$1.18	$0.63	$0.38	$0.85
Discontinued operations	0.06	2.14	0.07	0.20	0.35
Net income	$0.07	$3.31	$0.70	$0.58	$1.20
Weighted-average common shares outstanding:
Basic:	112,976	117,109	116,250	117,659	118,916
Diluted:	113,864	117,982	116,590	118,687	120,605
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007
		(As adjusted)
	(In thousands)
Balance Sheet Data:
Total assets(13)(14)	$3,834,198	$3,208,946	$3,058,754	$2,932,923	$2,948,996
Short-term debt(14)	—	2,255	146	40	562
Long-term debt(14)(15)(16)(17)	944,908	424,000	558,197	509,040	516,078
Stockholders’ equity(1)(18)(19)	1,842,216	1,925,391	1,628,671	1,569,099	1,574,936
Common shares outstanding(19)	113,157	115,715	117,023	117,112	117,585
____________________________

(1)
In fiscal year 2011, we changed our method of accounting for postretirement benefit plans. The consolidated financial information for all periods presented have been adjusted to reflect the effect of this accounting change. The cumulative effect of the change on retained earnings as of December 31, 2006 was a decrease of approximately $64.1 million, with the corresponding adjustment to accumulated other comprehensive income. For the expense related to mark-to-market and curtailments on postretirement benefit plans we recorded a pre-tax loss of $67.9 million in fiscal year 2011, a pre-tax loss of $0.2 million in fiscal year 2010, a pre-tax loss of $6.4 million in fiscal year 2009, a pre-tax loss of $75.2 million in fiscal year 2008 and a pre-tax gain of $6.7 million in fiscal year 2007.

(2)
We adopted the authoritative guidance for stock compensation on January 2, 2006. The total incremental pre-tax compensation expense recorded in continuing operations related to stock options was $4.5 million in fiscal year 2011, $6.2 million in fiscal year 2010, $7.9 million in fiscal year 2009, $9.2 million in fiscal year 2008 and $8.5 million in fiscal year 2007.

(3)
We incurred pre-tax restructuring and contract termination charges, net, of $13.5 million in fiscal year 2011, $19.0 million in fiscal year 2010, $18.0 million in fiscal year 2009, $6.7 million in fiscal year 2008, and $13.9 million in fiscal year 2007.

(4)
We settled an insurance claim resulting from a fire that occurred in one of our facilities in March 2005. As a result of that settlement, we recorded pre-tax gains of $15.3 million in fiscal year 2007. We sold the building on April 27, 2010. Net proceeds from the sale were $11.0 million, and we recorded a pre-tax gain of $3.4 million in operating income.

(5)
In fiscal year 2011, interest expense was $24.8 million primarily due to the increased debt and the higher interest rates on those debt balances with the issuance of the senior unsecured notes due 2021. For fiscal year 2011, acquisition related financing costs related to certain acquisitions added an additional expense of $3.1 million, and is included in interest expense.

(6)
In fiscal year 2010, we acquired the remaining fifty percent equity interest in our joint venture (the "ICPMS Joint Venture") with the company previously known as MDS, Inc. for the development and manufacturing of our Inductively Coupled Plasma Mass Spectrometry ("ICPMS") product line. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own, and $30.4 million representing the fair value of our fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. We recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other (income) expense, net, for fiscal year 2010.

(7)
In fiscal year 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. We also discontinued forward interest rate contracts with notional amounts totaling $150.0 million during fiscal year 2008. The discontinued cash flow hedges were immediately settled with counterparties, and the $17.5 million loss was recognized as interest and other (income) expense, net. In addition, during fiscal year 2008, interest expense was $23.7 million due to higher outstanding debt balances with the issuance of our 6% senior unsecured notes that primarily related to the purchase of ViaCell, Inc.(“ViaCell”), which was partially offset by lower interest rates on our amended senior unsecured revolving credit facility.

(8)
The fiscal year 2011 effective tax rate on continuing operations of 98.2% was primarily due to the fiscal year 2011 provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

(9)
The fiscal year 2010 effective tax rate on continuing operations of 16.3% was primarily due to the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture.

(10)	The fiscal year 2008 effective tax rate on continuing operations of 12.3% was primarily due to a $15.6 million benefit related to the settlement of various income tax audits.

(11)	The fiscal year 2007 effective tax rate on continuing operations of 13.2% was primarily due to a $18.6 million benefit related to the settlement of an income tax audit.

(12)
In fiscal year 2008, our Board of Directors (our "Board") approved separate plans to shut down our ViaCyteSMand Cellular Therapy Technology businesses, and our Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments businesses. We recognized a pre-tax loss of $12.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

(13)
In November 2010, we sold our Illumination and Detection Solutions (“IDS”) business for approximately $500.0 million, $482.0 million net of payments for acquired cash balances, subject to an adjustment for working capital as of the closing date. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in fiscal year 2010 as a result of the sale of our IDS business. The gain was recognized as a gain on the disposition of discontinued operations.

(14)
In fiscal year 2007, we completed a tender offer for all of the outstanding shares of common stock of ViaCell. Aggregate consideration for this transaction was approximately $295.8 million in cash, which excludes $31.8 million in acquired cash. In connection with this acquisition, we entered into a $300.0 million unsecured interim credit facility to pay the purchase price and transactional expenses of this acquisition. This unsecured interim credit facility matured on March 31, 2008, at which point we paid in full the outstanding balance. The source of funds for the repayment was comprised of our on-hand cash and cash equivalents, and borrowings under our amended and restated senior unsecured revolving credit facility. We classified the $300.0 million of outstanding borrowings on the unsecured interim credit facility as long-term debt in fiscal year 2007.

(15)
In May 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured.

(16)
In October 2011, we issued and sold ten-year senior notes at a rate of 5% with a face value of $500.0 million and received $496.9 million of net proceeds from the issuance. The debt, which matures in May 2021, is unsecured.

(17)
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

(18)
In fiscal year 2007, we adopted the authoritative guidance on accounting for uncertainty in income taxes. The impact of this adoption was an increase to retained earnings of $3.6 million and a reduction to accrued liabilities of $3.6 million, with no impact to our consolidated statements of operations or consolidated statements of cash flows.

(19)
In fiscal year 2011, we repurchased in the open market approximately 4.0 million shares of our common stock at an aggregate cost of $107.8 million, including commissions. In fiscal year 2010, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $71.5 million, including commissions. In fiscal year 2009, we repurchased in the open market approximately 1.0 million shares of our common stock at an aggregate cost of $14.2 million, including commissions. In fiscal year 2008, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $75.5 million, including commissions. In fiscal year 2007, we repurchased in the open market approximately 8.1 million shares of our common stock at an aggregate cost of $203.0 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase programs announced in October 2008, as modified in August 2010.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 1, 2012 included 52 weeks. The fiscal years ended January 2, 2011 and January 3, 2010 included 52 weeks and 53 weeks, respectively. The fiscal year ending December 30, 2012 will include 52 weeks.

Overview of Fiscal Year 2011
During fiscal year 2011, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in fiscal year 2011 increased $216.9 million, or 13%, as compared to fiscal year 2010, reflecting an increase of $90.9 million, or 11%, in our Human Health segment revenue and an increase of $126.1 million, or 14%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during fiscal year 2011 was due primarily to growth generated from both our diagnostics and our medical imaging businesses, partially offset by weakening demand in the research market. The increase in our Environmental Health segment revenue during fiscal year 2011 was due primarily to growth generated from our environmental, food and consumer safety and testing products, as well as in the industrial markets primarily related to chemical processing and energy applications supported by our molecular spectroscopy and chromatography platforms. We also experienced continued growth in our OneSource® multivendor service offering as our comprehensive service offering continues to grow with our key customers.
In our Human Health segment during fiscal year 2011 as compared to fiscal year 2010, we experienced growth in the diagnostics market from increased demand for our neonatal and infectious disease screening offerings, particularly in emerging markets such as China and Brazil. In our medical imaging business, we had continued growth from industrial and veterinary applications, as well as demand for our newly acquired complementary metal-oxide-semiconductor (“CMOS”) imaging technology for orthopedic surgical and industrial applications. We also completed our strategic acquisition of Dexela Limited ("Dexela"), which is intended to add complementary imaging technology that should expand our medical imaging business and diversify our customer base. The increases attributable to these factors were partially offset by the impact of tight inventory management in state and national labs for neonatal screening in the diagnostics market. We experienced growth in the research market due to continued demand for our pre-clinical offerings including our Operetta® cellular imaging instrument utilized for in vitro research, our fluorescent reagents utilized for in vivo imaging, our JANUS® automation tools and our EnVision® and EnSpire™ multi-mode plate readers. The growth in the research market was offset in part by reduced sales to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market. Despite this decline, we are encouraged by growth in China and India as demand from internal pharmaceutical research is migrating to lower cost regions. We also completed our strategic acquisition of Caliper Life Sciences, Inc. ("Caliper"), which is intended to enhance our molecular imaging and detection technologies and to complement our offerings in life science, diagnostics, environmental and food markets. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on lab budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, sales of environmental, food and consumer safety and testing products grew in fiscal year 2011 as increased regulations in environmental and food safety markets continue to drive strong demand for our analytical instrumentation and follow-on consumables. We saw continued strength in our inorganic analysis solutions, such as our recently launched NexION® mass spectrometer, as trace metals identification remains a critical component of contaminant detection for environmental, as well as food and consumer safety, applications. We also had continued growth in our molecular spectroscopy offering utilized primarily for materials analysis, chemical processing and semi-conductor applications in the industrial markets. We believe these trends will continue as emerging contaminant testing protocols and corresponding regulations are developed, resulting in continued demand for highly efficient, analytically sensitive and information rich testing solutions. Our laboratory services business continued to grow during fiscal year 2011 by adding new customers to our OneSource multivendor service offering, as well as continued growth of our comprehensive service offering with our key customers. Our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. We also completed our strategic acquisition of CambridgeSoft Corporation ("CambridgeSoft"), a provider of scientific databases and professional services. This acquisition is intended to expand our software offerings to provide customers with solutions that help them create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of their research and development investments.
Our consolidated gross margins decreased 39 basis points in fiscal year 2011, as compared to fiscal year 2010, due to the fiscal year 2011 mark-to-market charge for our postretirement benefit plans, changes in product mix with growth in sales of lower gross margin product offerings and increased freight costs, partially offset by increased sales volume and cost containment and productivity initiatives. Our consolidated operating margin decreased 450 basis points in fiscal year 2011, as compared to fiscal year 2010, primarily as a result of the fiscal year 2011 mark-to-market charge for our postretirement benefit plans, increased costs related to acquisitions, increased sales and marketing expenses, particularly in emerging territories, increased freight costs, and growth investments in research and development, partially offset by cost containment and productivity initiatives.
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

Consolidated Results of Continuing Operations

Revenue
2011 Compared to 2010. Revenue for fiscal year 2011 was $1,921.3 million, as compared to $1,704.3 million for fiscal year 2010, an increase of $216.9 million, or 13%, which includes an approximate 4% increase in revenue attributable to acquisitions and an approximate 3% increase in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2011 as compared to fiscal year 2010 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $90.9 million, or 11%, increase in our Human Health segment revenue, due to an increase in diagnostics market revenue of $52.5 million and an increase in research market revenue of $38.4 million. Our Environmental Health segment revenue increased $126.1 million, or 14%, due to increases in environmental and industrial markets revenue of $75.9 million, and an increase in laboratory services market revenue of $50.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $30.8 million of revenue primarily related to our informatics business in our Environmental Health segment for fiscal year 2011 and $0.7 million for fiscal year 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

2010 Compared to 2009. Revenue for fiscal year 2010 was $1,704.3 million, as compared to $1,550.8 million for fiscal year 2009, an increase of $153.6 million, or 10%, which includes an approximate 2% increase in revenue attributable to acquisitions and no net impact from changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2010 as compared to fiscal year 2009 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $64.7 million, or 9%, increase in our Human Health segment revenue, due to an increase in diagnostics market revenue of $54.5 million and an increase in research market revenue of $10.2 million. Our Environmental Health segment revenue increased $88.9 million, or 11%, due to increases in environmental and industrial markets revenue of $47.5 million, and an increase in laboratory services market revenue of $41.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.7 million of revenue for both fiscal years 2010 and 2009 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
2011 Compared to 2010. Cost of revenue for fiscal year 2011 was $1,070.7 million, as compared to $943.1 million for fiscal year 2010, an increase of approximately $127.6 million, or 14%. As a percentage of revenue, cost of revenue increased to 55.7% in fiscal year 2011 from 55.3% in fiscal year 2010, resulting in a decrease in gross margin of approximately 39 basis points to 44.3% in fiscal year 2011 from 44.7% in fiscal year 2010. Amortization of intangible assets increased and was $53.4 million for fiscal year 2011, as compared to $42.5 million for fiscal year 2010. The mark-to-market adjustment for postretirement benefit plans was a loss of $4.2 million for fiscal year 2011, as compared to a loss of $0.1 million for fiscal year

2010. Stock-based compensation expense increased and was $1.1 million for fiscal year 2011, as compared to $0.9 million for fiscal year 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an expense of approximately $4.1 million for fiscal year 2011. In addition to the above, the decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings and increased freight costs, partially offset by increased sales volume, productivity improvements and cost containment initiatives.

2010 Compared to 2009. Cost of revenue for fiscal year 2010 was $943.1 million, as compared to $849.5 million for fiscal year 2009, an increase of approximately $93.6 million, or 11%. As a percentage of revenue, cost of revenue increased to 55.3% in fiscal year 2010 from 54.8% in fiscal year 2009, resulting in a decrease in gross margin of approximately 55 basis points to 44.7% in fiscal year 2010 from 45.2% in fiscal year 2009. Amortization of intangible assets increased and was $42.5 million for fiscal year 2010, as compared to $36.3 million for fiscal year 2009. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.1 million for fiscal year 2010, as compared to a loss of $0.8 million for fiscal year 2009. Stock-based compensation expense decreased and was $0.9 million for fiscal year 2010, as compared to $1.2 million for fiscal year 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2009 added an expense of approximately $1.1 million for fiscal year 2009. In addition to the above, the decrease in gross margin was primarily the result of changes in product mix, with growth in sales in fiscal year 2010 primarily of lower gross margin product offerings, partially offset by increased sales volume, productivity improvements and cost containment initiatives.

Selling, General and Administrative Expenses
2011 Compared to 2010. Selling, general and administrative expenses for fiscal year 2011 were $627.2 million, as compared to $489.9 million for fiscal year 2010, an increase of approximately $137.3 million, or 28%. As a percentage of revenue, selling, general and administrative expenses increased and were 32.6% in fiscal year 2011, compared to 28.7% in fiscal year 2010. Amortization of intangible assets increased and was $25.9 million for fiscal year 2011, as compared to $16.6 million for fiscal year 2010. The mark-to-market adjustment for postretirement benefit plans was a loss of $62.9 million for fiscal year 2011, as compared to a loss of $0.2 million for fiscal year 2010. Stock-based compensation expense increased and was $13.8 million for fiscal year 2011, as compared to $11.2 million for fiscal year 2010. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $11.0 million for fiscal year 2011 and $2.8 million for fiscal year 2010. In addition to the above, the increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and increased sales and marketing expenses, particularly in emerging territories, partially offset by cost containment and productivity initiatives.

2010 Compared to 2009. Selling, general and administrative expenses for fiscal year 2010 were $489.9 million, as compared to $476.8 million for fiscal year 2009, an increase of approximately $13.1 million, or 3%. As a percentage of revenue, selling, general and administrative expenses decreased and were 28.7% in fiscal year 2010, compared to 30.7% in fiscal year 2009. Amortization of intangible assets increased and was $16.6 million for fiscal year 2010, as compared to $15.8 million for fiscal year 2009. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.2 million for fiscal year 2010, as compared to a loss of $5.1 million for fiscal year 2009. Stock-based compensation expense was $11.2 million for both fiscal years 2010 and 2009. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $2.8 million for fiscal year 2010 and $1.7 million for fiscal year 2009. In addition to the above, the increase in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses, particularly in emerging territories, and foreign exchange, partially offset by cost containment initiatives.

Research and Development Expenses
2011 Compared to 2010. Research and development expenses for fiscal year 2011 were $115.8 million, as compared to $94.8 million for fiscal year 2010, an increase of $21.0 million, or 22%. As a percentage of revenue, research and development expenses increased to 6.0% in fiscal year 2011, as compared to 5.6% in fiscal year 2010. Amortization of intangible assets decreased and was $0.7 million for fiscal year 2011, as compared to $1.6 million for fiscal year 2010. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for fiscal year 2011, as compared to a minimal gain for fiscal year 2010. Stock-based compensation expense increased and was $0.6 million for fiscal year 2011, as compared to $0.5 million for fiscal year 2010. We directed research and development efforts similarly during fiscal years 2011 and 2010, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

2010 Compared to 2009. Research and development expenses for fiscal year 2010 were $94.8 million, as compared to $90.5 million for fiscal year 2009, an increase of $4.3 million, or 5%. As a percentage of revenue, research and development expenses decreased to 5.6% in fiscal year 2010, as compared to 5.8% in fiscal year 2009. Amortization of intangible assets decreased and was $1.6 million for fiscal year 2010, as compared to $2.0 million for fiscal year 2009. The mark-to-market adjustment for postretirement benefit plans was a minimal gain for fiscal year 2010, as compared to a loss of $0.5 million for fiscal year 2009. Stock-based compensation expense increased and was $0.5 million for fiscal year 2010, as compared to $0.4 million for fiscal year 2009. We directed research and development efforts similarly during fiscal years 2010 and 2009, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. Restructuring and contract termination charges, net, for fiscal year 2011 were a $13.5 million charge, as compared to a $19.0 million charge for fiscal year 2010 and an $18.0 million charge for fiscal year 2009.

The following table summarizes our restructuring accrual balances and related activity by restructuring plan during fiscal years 2011, 2010, and 2009:

	Balance at 12/28/2008	2009 Charges and Changes in Estimates, net	2009 Amounts paid	Balance at 01/03/2010	2010 Charges and Changes in Estimates, net	2010 Reclassi- fication of Deferred Gain	2010 Amounts paid	Balance at 01/02/2011	2011 Charges and Changes in Estimates, net	2011 Amounts paid	2011 Acquired Accruals	Balance at 01/01/2012
Previous Plans	$9,217	$17,114	$(11,981)	$14,350	$(2,274)	$—	$(5,639)	$6,437	$(826)	$(1,113)	$3,829	$8,327
Q2 2010 Plan	—	—	—	—	10,802	143	(6,693)	4,252	(579)	(1,823)	—	1,850
Q4 2010 Plan	—	—	—	—	10,365	2,840	(1,283)	11,922	324	(7,930)	—	4,316
Q2 2011 Plan	—	—	—	—	—	—	—	—	5,586	(4,303)	—	1,283
Q4 2011 Plan	—	—	—	—	—	—	—	—	6,975	(1,931)	—	5,044
Restructuring	9,217	17,114	(11,981)	14,350	18,893	2,983	(13,615)	22,611	11,480	(17,100)	3,829	20,820
Contract termination charges	2,355	874	(1,147)	2,082	70	—	(1,666)	486	1,972	(391)	—	2,067
Total restructuring and termination charges	$11,572	$17,988	$(13,128)	$16,432	$18,963	$2,983	$(15,281)	$23,097	$13,452	$(17,491)	$3,829	$22,887

The restructuring plans for the fourth quarter and second quarter of fiscal year 2011 and fourth quarter of fiscal year 2010 were intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plan for the second quarter of fiscal year 2010 was intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending in higher growth regions and the decline in revenue from certain products, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs by shifting resources to higher growth geographic regions and end markets.

Q4 2011 Restructuring Plan

During the fourth quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, we recognized a $2.3 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $4.7 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space.

As part of the Q4 2011 Plan, we reduced headcount by 114 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2011 Plan were completed by January 1, 2012. All employees have been notified of termination and we anticipate that the remaining severance payments of $4.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. We also anticipate that the remaining payments of $0.4 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable leases.

The following table summarizes the components of our Q4 2011 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$2,257	$4,348	$6,605
Closure of excess facility space	—	370	370
Total	$2,257	$4,718	$6,975

Q2 2011 Restructuring Plan

During the second quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, we recognized a $2.2 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $3.4 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space.

As part of the Q2 2011 Plan, we reduced headcount by 72 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2011 Plan were completed by July 3, 2011. All employees have been notified of termination and we anticipate that the remaining severance payments of $1.3 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.

The following table summarizes the components of our Q2 2011 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$1,498	$3,429	$4,927
Closure of excess facility space	659	—	659
Total	$2,157	$3,429	$5,586

Q4 2010 Plan
During the fourth quarter of fiscal year 2010, our management approved a plan to shift resources to higher growth geographic regions and end markets (our “Q4 2010 Plan”). As a result of our Q4 2010 Plan, we recognized a $5.7 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $7.8 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sales-leaseback transaction on this facility. During fiscal year 2011, we recorded an additional pre-tax restructuring accrual of $0.3 million relating to the Q4 2010 Plan due to a reduction in the estimated sublease rental payments reasonably expected to be obtained for our excess facility space in our Environmental Health segment.

As part of our Q4 2010 Plan, we reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011. All employees have been notified of termination and we anticipate that the remaining severance payments of $0.5 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. We also anticipate that the remaining payments of $3.8 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable leases.

The following table summarizes the components of our Q4 2010 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$4,220	$4,575	$8,795
Closure of excess facility space, net of deferred gain	1,383	511	1,894
Total	5,603	5,086	10,689
Reclassification of deferred gain on excess facility space	126	2,714	2,840
Total	$5,729	$7,800	$13,529

Q2 2010 Plan
During the second quarter of fiscal year 2010, our management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (our “Q2 2010 Plan”). As a result of our Q2 2010 Plan, we recognized a $7.3 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $0.1 million gain that had been deferred from a previous sales-leaseback transaction on this facility. We also recognized a $3.1 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2011, we recorded a pre-tax restructuring reversal of $0.7 million relating to the Q2 2010 Plan due to lower than expected costs associated with the workforce reductions in Europe within both our Human Health and Environmental Health segments, and recorded a charge of $0.2 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within our Environmental Health segment.

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

The following table summarizes the components of our Q2 2010 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$5,226	$3,095	$8,321
Closure of excess facility space, net of deferred gain	1,902	—	1,902
Total	$7,128	$3,095	$10,223
Reclassification of deferred gain on excess facility space	143	—	143
Total	$7,271	$3,095	$10,366

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During fiscal year 2011, we paid $1.1 million related to these plans, recorded a reversal of $1.2 million related to lower than expected costs associated with workforce reductions in Europe within both our Human Health and Environmental Health segments, and recorded a charge of $0.4 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within our Environmental Health segment. In addition, as part of the Caliper acquisition we acquired its remaining restructuring accrual for the closure of an excess facility with a fair value of $3.8 million at the acquisition date. As of January 1, 2012, we had approximately $8.3 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both our Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Contract Termination Charges
We have terminated various contractual commitments in connection with various disposal activities for costs to terminate contracts before the end of the terms and costs that will continue to be incurred under various contracts for the remaining terms without economic benefit to us. We recorded a pre-tax charge of $2.0 million in fiscal year 2011, a pre-tax charge of $0.1 million in fiscal year 2010 and a pre-tax charge of $0.9 million in fiscal year 2009 for the termination of these contractual commitments. We were required to make payments for these obligations of $0.4 million during fiscal year 2011, $1.7 million during fiscal year 2010, and $1.1 million during fiscal year 2009. The remaining balance of these accruals as of January 1, 2012 was $2.1 million.

Impairment of Assets
2011 Compared to 2010. Impairment of assets was $3.0 million in fiscal year 2011 and zero in fiscal year 2010. The fiscal year 2011 impairment was a charge of $3.0 million for the impairment of intangible assets within our Human Health segment for the full impairment of license agreements, that we no longer intend to use, relating to an acquisition in fiscal year 2006.

Interest and Other Expense (Income), Net
Interest and other expense (income), net, consisted of the following:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Interest income	$(1,884)	$(832)	$(1,035)
Interest expense	24,783	15,891	16,008
Gains on step acquisition	—	(25,586)	—
Other expense, net	3,875	2,144	814
Total interest and other expense (income), net	$26,774	$(8,383)	$15,787

2011 Compared to 2010. Interest and other expense (income), net, for fiscal year 2011 was an expense of $26.8 million, as compared to income of $8.4 million for fiscal year 2010, a change of $35.2 million. The increase in interest and other expense (income), net, in fiscal year 2011 as compared to fiscal year 2010 was primarily due to the pre-tax gain of $25.6 million recognized during fiscal year 2010 related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture and other related tangible assets. Interest expense increased by $8.9 million in fiscal year 2011 as compared to fiscal year 2010, primarily due to the increased debt and the higher interest rates on those debt balances with the issuance of the 2021 Notes. Interest income increased by $1.1 million in fiscal year 2011 as compared to fiscal year 2010, primarily due to higher cash balances. For fiscal year 2011, acquisition related financing costs related to certain acquisitions added expense of $3.1 million, and is included in interest expense. Other expenses for fiscal year 2011 as compared to fiscal year 2010 increased by $1.7 million, and consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2010 Compared to 2009. Interest and other expense (income), net, for fiscal year 2010 was income of $8.4 million, as compared to an expense of $15.8 million for fiscal year 2009, a decrease of $24.2 million. The decrease in interest and other expense (income), net, in fiscal year 2010 as compared to fiscal year 2009 was primarily due to the pre-tax gain of $25.6 million recognized during fiscal year 2010 related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. Interest expense decreased by $0.1 million and interest income decreased by $0.2 million in fiscal year 2010 as compared to fiscal year 2009, primarily due to lower interest rates. Other expenses for fiscal year 2010 as compared to fiscal year 2009 increased by $1.3 million, and consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.

Provision for Income Taxes
2011 Compared to 2010. The fiscal year 2011 provision for income taxes on continuing operations was $63.2 million, as compared to a provision of $27.0 million for fiscal year 2010. The effective tax rate on continuing operations was 98.2% for fiscal year 2011 as compared to 16.3% for fiscal year 2010. The higher effective tax rate in fiscal year 2011 as compared to fiscal year 2010 was primarily due to (i) an additional provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings, and (ii) the mix of profits from lower tax rate jurisdictions.

2010 Compared to 2009. The fiscal year 2010 provision for income taxes on continuing operations was $27.0 million, as compared to a provision of $26.7 million for fiscal year 2009. The effective tax rate on continuing operations was 16.3% for fiscal year 2010 as compared to 26.7% for fiscal year 2009. The lower effective tax rate in fiscal year 2010 was primarily due to (i) the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture, and (ii) the favorable settlement of several income tax audits worldwide during fiscal year 2010. See Note 6 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these settlements.

Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 1, 2012 and January 2, 2011.

We recorded the following pre-tax gains and losses, which have been reported as a gain (loss) on disposition of discontinued operations during the three fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
(Loss) gain on disposition of Illumination and Detection Solutions business	$(1,787)	$315,324	$—
(Loss) gain on disposition of Photoflash business	(134)	4,369	—
Net gain (loss) on disposition of other discontinued operations	3,920	(1,797)	(2,991)
Net gain (loss) on disposition of discontinued operations before income taxes	$1,999	$317,896	$(2,991)

In November 2010, we sold our IDS business, which was included in our Environmental Health segment, for $510.3 million including an adjustment for net working capital. We expect the divestiture of our IDS business to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. During fiscal year 2011, we finalized the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.8 million. These gains and losses were recognized as gain (loss) on disposition of discontinued operations.

As part of our strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and our continuing efforts to focus on higher growth opportunities, in December 2008, our management approved a plan to divest our Photoflash business within our Environmental Health segment. In June 2010, we sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. We recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in fiscal year 2010 as a result of the sale. This gain was recognized as a gain on disposition of discontinued operations.

During fiscal years 2011, 2010, and 2009, we settled various matters related to the divestiture of other discontinued operations and recognized a pre-tax gain of $3.9 million in fiscal year 2011, a pre-tax loss of $1.8 million in fiscal year 2010 and a pre-tax loss of $3.0 million in fiscal year 2009. During fiscal year 2011, we recognized a pre-tax gain of $4.0 million for contingent consideration related to the sale of our semiconductor business in fiscal year 2006. During fiscal year 2009, we recognized a pre-tax loss of $1.4 million for a settlement with the landlord of a closed facility.

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition were as follows for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Revenue	$—	$288,713	$284,983
Costs and expenses	—	257,281	268,916
Operating income from discontinued operations	—	31,432	16,067
Other expenses, net	—	660	1,148
Income from discontinued operations before income taxes	$—	$30,772	$14,919

We recognized a tax benefit of $4.5 million on discontinued operations in fiscal year 2011, a tax provision of $96.6 million on discontinued operations in fiscal year 2010 and a tax provision of $3.3 million in fiscal year 2009 on discontinued operations. The recognition of $4.5 million income tax benefit in fiscal year 2011 is primarily the net result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6 to the consolidated financial statements in this annual report on Form 10-K, offset by the tax provision on the contingent consideration received in fiscal year 2011 related to the sale of our semiconductor business in fiscal year 2006. The recognition of $96.6 million income tax expense in fiscal year 2010 includes $16.0 million of income tax expense associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualified as indefinitely reinvested once the subsidiary was held for sale, and $65.8 million related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6 to the consolidated financial statements in this annual report on Form 10-K.

Business Combinations
Acquisition of Caliper Life Sciences, Inc. In November 2011, we acquired all of the outstanding stock of Caliper Life Sciences, Inc. Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services, primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. We expect this acquisition to enhance our molecular imaging and detection technologies and to complement our offerings in life science, diagnostics, environmental and food markets. We paid the shareholders of Caliper $646.3 million in cash for the stock of Caliper. We financed the acquisition by issuing $500.0 million aggregate principal amount of senior unsecured notes due 2021 in a registered public offering and received approximately $496.9 million of net proceeds from the issuance, with the remainder of the purchase price paid from available cash. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Dexela Limited. In June 2011, we acquired all of the outstanding stock of Dexela Limited. Dexela is a provider of flat panel complementary metal-oxide-semiconductor (“CMOS”) x-ray detection technologies and services. We expect this acquisition to expand our current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to our imaging portfolio, customers will be able to choose between two complementary x-ray detector technologies to optimize their system performance and meet their specific application needs. We paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. We may pay additional contingent consideration of up to $12.2 million, with an estimated fair value of $4.6 million as of the closing date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Labtronics, Inc. In May 2011, we acquired all of the outstanding stock of Labtronics, Inc. ("Labtronics"). Labtronics is a provider of procedures-based Electronic Laboratory Notebook (“ELN”) solutions for laboratories performing routine analysis in multiple industries. We expect this acquisition to extend our ELN and data integration software offerings into laboratories following strict routine procedures, late stage product or method development laboratories and environmental and food testing laboratories. Labtronics tools can be applied to procedure-based problems, including laboratory analysis, equipment calibration and validation, cleaning validation and other problems. We paid the shareholders of Labtronics $11.4 million in cash for the stock of Labtronics. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of Geospiza, Inc. In May 2011, we acquired all of the outstanding stock of Geospiza, Inc. ("Geospiza"). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. We expect this acquisition to enhance our software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage knowledge and improve scientific productivity. We paid the shareholders of Geospiza $13.2 million in cash for the stock of Geospiza. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of CambridgeSoft Corporation. In April 2011, we acquired all of the outstanding stock of CambridgeSoft Corporation. CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our software offerings, enabling customers to share data used for scientific decisions. We paid the shareholders of CambridgeSoft $227.4 million in cash at the closing for the stock of CambridgeSoft. We have recorded a receivable of $4.2 million from the shareholders of CambridgeSoft as a reduction of purchase price for the settlement of contingencies. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of ID Biological Systems, Inc. In March 2011, we acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. ("IDB"). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. We expect this acquisition to enhance our market position in the prenatal and neonatal markets. We paid $7.7 million in cash at the closing for this transaction. We may pay additional contingent consideration of up to $3.3 million, with an estimated fair value of $0.3 million as of the closing date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of ArtusLabs, Inc. In March 2011, we acquired all of the outstanding stock of ArtusLabs, Inc. ("ArtusLabs"). ArtusLabs offers the Ensemble® scientific knowledge platform, to accelerate research and development in the pharmaceutical, chemical, petrochemical and related industries. Ensemble® integrates disparate data from customers’ ELNs and informatics systems and databases. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our informatics offerings, enabling customers to rapidly access enterprise-wide data. We paid the shareholders of ArtusLabs $15.2 million in cash at the closing for the stock of ArtusLabs. We may pay additional contingent consideration of up to $15.0 million, with an estimated fair value of $7.5 million as of the closing date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, we acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG ("chemagen"). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing magnetic bead technology. We expect this acquisition to enhance our diagnostics business by expanding our product offerings to diagnostics, academic and industrial end markets. We paid the shareholders of chemagen $34.6 million in cash for the stock of chemagen. We may pay additional contingent consideration of up to $20.3 million, with an estimated fair value of $7.7 million as of the closing date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of VisEn Medical Inc.    In July 2010, we acquired all of the outstanding stock of VisEn Medical Inc. (“VisEn”). VisEn is an in vivo molecular imaging technology company. We expect this acquisition to enhance our cellular imaging business by expanding our technologies and capabilities into preclinical research undertaken in academic institutes and pharmaceutical companies. We paid the shareholders of VisEn $23.0 million in cash for the stock of VisEn. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us as, well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Signature Genomic Laboratories, LLC.    In May 2010, we acquired all of the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a provider of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. We expect this acquisition to expand our existing genetic testing business and expand our position in early detection of disease, specifically in the molecular diagnostics market. We paid the shareholders of Signature Genomic $90.0 million in cash. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture.    In May 2010, we acquired the remaining fifty percent equity interest in the ICPMS Joint Venture and other related tangible assets from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). We expect this acquisition will help support the continued success of the premier ICPMS product line by allowing us to direct development with a dedicated and consistent approach. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets owned by us, and $30.4 million representing the fair value of our fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. We recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other expense (income), net, for fiscal year 2010. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

We do not consider the acquisitions completed during fiscal year 2011, with the exception of the Caliper acquisition, to be material to our consolidated results of operations; therefore, we are not presenting pro forma financial information of operations. The aggregate revenue for the acquisitions, with the exception of Caliper, completed during fiscal year 2011 for the period from their respective acquisition dates to January 1, 2012 was $32.4 million. We have also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition. Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones achieved through given dates, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of definite-lived intangible assets.

In connection with the purchase price and related allocations for acquisitions, we estimate the fair value of deferred revenue assumed with our acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. We do not include any costs associated with selling effort, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired businesses would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that we would be required to pay a third-party to assume the obligation. As a result of purchase accounting, we recognized the deferred revenue related to the acquisitions completed in fiscal year 2011 at fair value and recorded a liability of $18.3 million, which represents a $64.4 million difference between the $82.7 million of deferred revenue that was recorded on the pre-acquisition balance sheets of the acquired businesses.

As of January 1, 2012, with the exception of the purchase price and related allocations for the Caliper acquisition, the purchase price and related allocations for acquisitions completed in fiscal years 2011 and 2010 were final. The preliminary allocation of the purchase price for the Caliper acquisition was based upon a preliminary valuation and our estimates and assumptions underlying the preliminary valuation are subject to change within the measurement period (up to one year from the acquisition dates). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.7 million as of January 1, 2012, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

We re-measured several of our uncertain tax positions related to fiscal years 2004 through 2010 during fiscal years 2011, 2010, and 2009 based on new information arising from events during the year that affected positions for those years. We also settled several income tax audits worldwide. The re-measurements and closure of audits included uncertain tax positions in Italy, Hong Kong, the United Kingdom, Australia, the Philippines, and the federal and certain state governments within the United States. The net effect of these re-measurements and closure of audits, statute of limitations lapses, provision to return adjustments, interest expense accruals, as well as other discrete items, resulted in the recognition of $9.1 million of income tax benefits in continuing operations during fiscal year 2011, $11.9 million of income tax benefits in continuing operations during fiscal year 2010 and $1.6 million of income tax benefits in continuing operations during fiscal year 2009. Tax years ranging from 2001 through 2011 remain open to examination by various tax jurisdictions in which we have significant business operations, such as Singapore, Canada, Finland, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 1, 2012 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
2011 Compared to 2010. Revenue for fiscal year 2011 were $887.2 million, as compared to $796.3 million for fiscal year 2010, an increase of $90.9 million, or 11%, which includes an approximate 6% increase in revenue attributable to acquisitions and an approximate 3% increase in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2011, as compared to fiscal year 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was primarily a result of an increase in diagnostics market revenue of $52.5 million and an increase in research market revenue of $38.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $3.3 million of revenue in our Human Health segment for fiscal year 2011 and $0.7 million for fiscal year 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment revenue during fiscal year 2011 was due primarily to increased demand from the adoption of our neonatal and infectious disease screening offerings in the diagnostics market, increased growth for pre-clinical instruments and reagents in the research market, and continued growth from non-medical applications of our imaging technology in our medical imaging business. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as reduced revenue to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market and reduced demand for our legacy radioisotope portfolio in the research market.

Operating income from continuing operations for fiscal year 2011 was $99.3 million, as compared to $97.9 million for fiscal year 2010, an increase of $1.5 million, or 1%. Amortization of intangible assets increased and was $53.9 million and $46.7 million for fiscal year 2011 and fiscal year 2010, respectively. Restructuring and contract termination charges were $6.2 million for fiscal year 2011 as a result of our Q2 2011 and Q4 2011 Plans, as compared to $10.4 million for fiscal year 2010 as a result of our Q2 2010 and Q4 2010 Plans. The impairment of intangible assets was a charge of $3.0 million for fiscal year 2011 for the full impairment of license agreements, that we no longer intend to use, relating to an acquisition in fiscal year 2006. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $12.4 million for fiscal year 2011, as compared to an expense of $1.3 million for fiscal year 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $4.1 million for fiscal year 2011. In addition to the above, increased sales volume and cost containment and productivity initiatives increased operating income for fiscal year 2011, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, and costs related to acquisitions and growth investments in research and development.

2010 Compared to 2009. Revenue for fiscal year 2010 were $796.3 million, as compared to $731.6 million for fiscal year 2009, an increase of $64.7 million, or 9%, which includes an approximate 3% increase in revenue attributable to acquisitions and no net impact from changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2010, as compared to fiscal year 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was primarily a result of an increase in diagnostics market revenue of $54.5 million and an increase in research market revenue of $10.2 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.7 million of revenue in our Human Health segment for both fiscal years 2010 and 2009 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment revenue during fiscal year 2010 was due primarily to the increased demand for our medical imaging products in the diagnostics market, as well as increased growth in the academic sector for both instruments and reagents in the research market. The demand for our medical imaging products resulted from improved market conditions that eased the constraints on medical providers’ capital budgets allowing us to increase our customer base, including expanding into non-medical applications. These increases were partially offset by tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as customer consolidations in the pharmaceutical market and by the continued constrained capital spending within our pharmaceutical customers in the research market.

Operating income from continuing operations for fiscal year 2010 was $97.9 million, as compared to $80.2 million for fiscal year 2009, an increase of $17.7 million, or 22%. Amortization of intangible assets was $46.7 million and $41.3 million for fiscal year 2010 and fiscal year 2009, respectively. Restructuring and contract termination charges were $10.4 million for fiscal year 2010 as a result of our Q2 2010 and Q4 2010 Plans, as compared to $9.2 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.3 million for each of the fiscal years 2010 and 2009. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.1 million for fiscal year 2009. In addition to the above, increased sales volume and cost containment initiatives increased operating income for fiscal year 2010, which was partially offset by changes in product mix with growth in sales in fiscal year 2010 primarily of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, and foreign exchange.

Environmental Health
2011 Compared to 2010. Revenue for fiscal year 2011 were $1,034.1 million, as compared to $908.0 million for fiscal year 2010, an increase of $126.1 million, or 14%, which includes an approximate 3% increase in revenue attributable to changes in foreign exchange rates and an approximate 2% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2011, as compared to fiscal year 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was primarily a result of increases in environmental and industrial markets revenue of $75.9 million, and an increase in laboratory services market revenue of $50.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $27.5 million of revenue primarily related to our informatics business in our Environmental Health segment for fiscal year 2011 that otherwise would have been recorded by the acquired businesses during that period. This increase in our Environmental Health segment revenue during the fiscal year 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as growth in our OneSource® multivendor service offering as our comprehensive services continue to grow with our key customers. We also experienced continued growth in industrial markets with the reduction of constraints on capital purchases primarily related to materials analysis, chemical processing and semi-conductor applications supported by our molecular spectroscopy and chromatography platforms.

Operating income from continuing operations for fiscal year 2011 was $99.3 million, as compared to $95.1 million for fiscal year 2010, an increase of $4.3 million, or 4%. Amortization of intangible assets increased and was $26.1 million and $14.0 million for fiscal year 2011 and fiscal year 2010, respectively. Restructuring and contract termination charges were $7.3 million for fiscal year 2011 as a result of our Q2 2011 and Q4 2011 Plans, as compared to $8.5 million for fiscal year 2010 as a result of our Q2 2010 and Q4 2010 Plans. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions added income of $1.3 million for fiscal year 2011, as compared to an expense of $1.5 million for fiscal year 2010. In addition to the above, increased sales volume and cost containment and productivity initiatives increased operating income for fiscal year 2011, which was partially offset by incremental costs primarily related to our informatics acquisitions, increased sales and marketing expenses, particularly in emerging territories, and increased freight costs.

2010 Compared to 2009. Revenue for fiscal year 2010 were $908.0 million, as compared to $819.1 million for fiscal year 2009, an increase of $88.9 million, or 11%, which includes no net impact in revenue attributable to changes in foreign exchange rates or acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2010, as compared to fiscal year 2009, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was primarily a result of increases in environmental and industrial markets revenue of $47.5 million, and an increase in laboratory services market revenue of $41.4 million. This increase in our Environmental Health segment revenue during fiscal year 2010 was due primarily to the increase in our OneSource® multivendor service offering, which we expanded in markets beyond our traditional customer base and services, as well as growth in our environmental, food and consumer safety and testing products. We also experienced continued growth in traditional chemical markets with the reduction of constraints on capital purchases to rebuild capacity as a result of the cyclical recovery and increased demand after the extended period of delayed capital investment.

Operating income from continuing operations for fiscal year 2010 was $95.1 million, as compared to $76.4 million for fiscal year 2009, an increase of $18.7 million, or 25%. Amortization of intangible assets was $14.0 million and $12.8 million for fiscal year 2010 and fiscal year 2009, respectively. Restructuring and contract termination charges were $8.5 million for fiscal year 2010 as a result of our Q2 2010 and Q4 2010 Plans, as compared to $8.8 million for fiscal year 2009 as a result of our Q1 2009 and Q3 2009 Plans. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $1.5 million for fiscal year 2010, as compared to an expense of $0.3 million for fiscal year 2009. In addition to the above, increased sales volume and cost containment initiatives increased operating income for fiscal year 2010, which was partially offset by changes in product mix with growth in sales in fiscal year 2010 primarily of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, and foreign exchange.

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
Principal factors that could affect the availability of our internally generated funds include:

•	changes in sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements.
Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that could limit the amount we can borrow under our senior unsecured revolving credit facility and our overall access to the corporate debt market,

•
increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets.

Cash Flows
Fiscal Year 2011
Operating Activities. Net cash provided by continuing operations was $234.0 million for fiscal year 2011, as compared to net cash provided by continuing operations of $167.2 million for fiscal year 2010, an increase of $66.8 million. The cash provided by operating activities for fiscal year 2011 was principally a result of income from continuing operations of $1.2 million, depreciation and amortization of $110.9 million, stock based compensation expense of $15.5 million, restructuring and contract termination charges, net, of $13.5 million, and the expense related to our postretirement benefit plans, including the mark-to-market charge in the fourth quarter of fiscal year 2011, of $75.0 million. These amounts were partially offset by a net increase in working capital of $24.6 million. Contributing to the net increase in working capital for fiscal year 2011, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $20.6 million, an increase in inventory of $2.2 million, and a decrease in accounts payable of $1.8 million. The increase in accounts receivable was a result of higher sales volume during the fourth quarter of fiscal year 2011. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2011. Changes in accrued expenses, other assets and liabilities and other items, net, increased cash provided by operating activities by $42.6 million for fiscal year 2011, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $942.1 million for fiscal year 2011, as compared to net cash used in the investing activities of our continuing operations of $174.1 million for fiscal year 2010, an increase of $768.0 million. For fiscal year 2011, we used $914.0 million of net cash for acquisitions, core technology purchases, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for fiscal year 2011 were $30.6 million, primarily for capital equipment purchases. These cash outflows were partially offset by $0.5 million received during the third quarter of fiscal year 2011 from the disposition of property, plant and equipment and $0.8 million from the settlement of life insurance policies. Restricted cash balances decreased for fiscal year 2011 by $1.3 million.
Financing Activities. Net cash provided by the financing activities of our continuing operations was $399.1 million for fiscal year 2011, as compared to net cash used in the financing activities of our continuing operations of $215.5 million for fiscal year 2010, an increase of $614.6 million. For fiscal year 2011, we repurchased 4.0 million shares of our common stock, including 84,243 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $110.0 million, including commissions. This compares to repurchases of 3.0 million shares of our common stock, including 57,551 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $72.8 million, including commissions, for fiscal year 2010. This use of cash was offset by proceeds from common stock option exercises of $33.1 million, including $9.3 million for the related excess tax benefit, for fiscal year 2011. This compares to the proceeds from common stock option exercises of $31.4 million, including $2.4 million for the related excess tax benefit, for fiscal year 2010. During fiscal year 2011, debt borrowings from our senior unsecured revolving credit facility totaled $787.0 million and net proceeds of $496.9 million from the issuance of our ten-year senior unsecured notes at a rate of 5%, which was partially offset by debt reductions of $763.0 million. This compares to debt borrowings from our senior unsecured revolving credit facility of $368.0 million which was offset by debt reductions of $508.8 million during fiscal year 2010. We paid $31.8 million and $33.0 million in dividends during fiscal years 2011 and 2010, respectively. In addition, we paid $10.5 million for debt issuance costs and we settled $0.1 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008 during both fiscal years 2011 and 2010.

Fiscal Year 2010
Operating Activities. Net cash provided by continuing operations was $167.2 million for fiscal year 2010, as compared to net cash provided by continuing operations of $127.8 million for fiscal year 2009, an increase of $39.4 million. The increase in cash provided by operating activities for fiscal year 2010 was a result of income from continuing operations of $138.9 million, depreciation and amortization of $89.2 million, stock based compensation expense of $12.4 million, restructuring and contract termination charges, net of $19.0 million and the expense related to our postretirement benefit plans, including the mark-to-market charge in the fourth quarter of fiscal year 2010, of $3.8 million. These amounts were partially offset by pre-tax gains of $28.9 million related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture and asset dispositions, and a net increase in working capital of $32.8 million. Contributing to the net increase in working capital for fiscal year 2010, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $38.1 million and an increase in inventory of $22.5 million, partially offset by an increase in accounts payable of $27.8 million. The increase in accounts receivable was a result of higher sales volume during the fourth quarter of fiscal year 2010. The increase in inventory overall was primarily a result of new products within our Environmental Health and Human Health segments to improve responsiveness to customer requirements. The increase in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2010. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $34.3 million for fiscal year 2010, and primarily related to the timing of payments for tax, restructuring, and salary and benefits, and included the voluntarily contribution made during the third quarter of fiscal year 2010 of $30.0 million to our defined benefit pension plan in the United States for the 2009 plan year.

Investing Activities. Net cash used in continuing operations investing activities was $174.1 million for fiscal year 2010, as compared to $126.0 million of net cash used in continuing operations investing activities for fiscal year 2009, an increase of $48.1 million. For fiscal year 2010, we used $145.6 million of net cash for acquisitions and core technology purchases and $4.8 million for earn-out payments, acquired licenses and other costs in connection with these and other transactions. In addition, as part of the ICPMS Joint Venture, we gave Danaher non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own. Capital expenditures for fiscal year 2010 were $33.6 million, primarily for capital equipment purchases. Restricted cash balances increased for fiscal year 2010 by $1.1 million. These cash outflows were partially offset by $11.0 million received during the second quarter of fiscal year 2010 from the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005.

Financing Activities. Net cash used in continuing operations financing activities was $215.5 million for fiscal year 2010, as compared to $4.0 million of net cash provided by continuing operations financing activities for fiscal year 2009, a decrease of $219.5 million. For fiscal year 2010, we repurchased approximately 3.0 million shares of our common stock, including 57,551 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $72.8 million, including commissions. This compares to repurchases of approximately 1.0 million shares of our common stock, including 28,890 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for fiscal year 2009, for a total cost of $14.6 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $31.4 million, including the related excess tax benefit, for fiscal year 2010. This compares to the proceeds from common stock option exercises of $6.5 million, including the related excess tax benefit, for fiscal year 2009. During fiscal year 2010, debt borrowings from our amended senior unsecured revolving credit facility totaled $368.0 million, which was offset by debt reductions of $508.8 million. This compares to debt borrowings from our amended senior unsecured revolving credit facility of $406.5 million, which was offset by debt reductions of $361.5 million during fiscal year 2009. We paid $33.0 million and $32.7 million in dividends during fiscal years 2010 and 2009, respectively. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date for acquisitions completed subsequent to fiscal year 2008 during fiscal year 2010.

Current Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On December 16, 2011, we entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016, and amends and restates in its entirety the senior credit agreement dated as of August 13, 2007. As of January 1, 2012, undrawn letters of credit in the aggregate amount of $13.0 million are treated as issued and outstanding under the senior unsecured revolving credit facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of January 1, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of January 1, 2012 was 0.28%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.58%. We had $298.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of January 1, 2012, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in our previous senior revolving credit agreement. Our amended and restated senior unsecured revolving credit facility includes two financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of January 1, 2012.

6% Senior Unsecured Notes due 2015. On May 30, 2008, we issued $150.0 million aggregate principal amount of the 2015 Notes in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. We may redeem some or all of the 2015 Notes at any time, at our option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable if our credit rating is down-graded below investment grade. We were in compliance with all applicable covenants as of January 1, 2012.

5% Senior Unsecured Notes due 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of the 2021 Notes in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of January 1, 2012.

Dividends
Our Board declared regular quarterly cash dividends of $0.07 per share in each quarter of fiscal years 2011 and 2010, resulting in an annual dividend rate of $0.28 per share. On January 27, 2012, we announced that our Board had declared a quarterly dividend of $0.07 per share that is payable in May 2012. In the future, our Board may reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at January 1, 2012 for continuing and discontinued operations:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2016(1)	6.0% Sr. Notes Maturing 2015	5.0% Sr. Notes Maturing 2021(2)	Employee Benefit Plans	Unrecognized Tax Benefits(3)	Total
	(In thousands)
2012	$50,199	$—	$9,000	$25,000	$26,465	$9,762	$120,426
2013	35,644	—	9,000	25,000	27,462	—	97,106
2014	26,401	—	9,000	25,000	27,808	—	88,209
2015	21,100	—	153,750	25,000	28,503	—	228,353
2016	15,316	298,000	—	25,000	28,846	—	367,162
Thereafter	52,199	—	—	621,918	151,982	—	826,099
Total	$200,859	$298,000	$180,750	$746,918	$291,066	$9,762	$1,727,355
____________________________

(1)	The credit facility borrowings carry variable interest rates; the amounts included in this table do not contemplate interest obligations.

(2)	As of January 1, 2012 the 2021 Notes had a carrying value of $496.9 million.

(3)
The amount includes accrued interest, net of tax benefits, and penalties. We have excluded $45.1 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

*    Purchase commitments are minimal and have been excluded from this table.

Capital Expenditures
During fiscal year 2012, we expect to invest an amount for capital expenditures similar to that in fiscal year 2011, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At January 1, 2012, we had cash and cash equivalents of approximately $142.3 million and a senior unsecured revolving credit facility with $389.0 million available for additional borrowing.

Most of our cash is denominated in foreign currencies. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the Caliper acquisition, we concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore we plan to repatriate approximately $350.0 million of previously unremitted earnings and have provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, we recorded an increase to our tax provision of $79.7 million in continuing operations. We expect to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. With the exception of $350.0 million we intend to repatriate over the next two to three years related to the acquisition of Caliper, we expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2011, we repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. During fiscal year 2010, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. During fiscal year 2009, we repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. As of January 1, 2012, approximately 6.0 million shares of common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During fiscal year 2011, we repurchased 84,243 shares of common stock for this purpose at an aggregate cost of $2.2 million. During fiscal year 2010, we repurchased 57,551 shares of common stock for this purpose at an aggregate cost of $1.3 million. During fiscal year 2009, we repurchased 28,890 shares of common stock for this purpose at an aggregate cost of $0.4 million.

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

We may be required to fund our U.S. pension plans with contributions of up to $16.0 million and our non-U.S. pension plans with contributions of up to $11.1 million by the end of fiscal year 2012, and we could potentially have to make additional funding payments in future periods for all pension plans. During fiscal year 2011, we made contributions of $11.5 million to our defined benefit pension plans outside the United States. During fiscal year 2010, we made a voluntary contribution of $30.0 million for the 2009 plan year to our defined benefit pension plan in the United States. During fiscal year 2010, we also made contributions of $15.2 million to our defined benefit pension plans outside the United States. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

Effects of Recently Issued and Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) and are adopted by us as of the specified effective dates. Such recently issued and adopted pronouncements did not have a significant impact on our consolidated financial position, results of operations, and cash flows or do not apply to our operations.

Application of Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, warranty costs, bad debts, inventories, accounting for business combinations and dispositions, long-lived assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue recognition. We record product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For products that include installation, if the installation meets the criteria to be considered a separate element, we recognize product revenue upon delivery, and we delay recognition of installation revenue until the installation is complete. For revenue that includes customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met. We defer revenue from services and recognize it over the contractual period, or as we render services.

In limited circumstances, we have arrangements that include multiple elements that are delivered at different points of time, such as revenue from products and services with a remaining service or storage component, such as cord blood processing and storage. For these arrangements, the revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon vendor-specific objective evidence ("VSOE") if such evidence is available, third-party evidence ("TPE") if VSOE is not available, and management's best estimate of selling price ("BESP") if neither VSOE nor TPE are available. TPE is the price of our or any competitor's largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

Revenue from software licenses and services is 2% of our total revenue for fiscal year 2011, 1% of our total revenue for fiscal year 2010, and 2% of our total revenue for fiscal year 2009. We sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

We recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably over the maintenance period.

The majority of our sales relate to specific manufactured products or units rather than long-term customized projects, therefore we generally do not experience significant changes in original estimates. Further, we have not experienced any significant refunds or promotional allowances that require significant estimation.

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

Business combinations. Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Through fiscal year 2011, we assessed the annual impairment testing for our reporting units: analytical sciences and laboratory services, diagnostics, life sciences technology and medical imaging. We completed the annual impairment test using a measurement date of January 3, 2011 and January 4, 2010, and concluded based on the first step of the process that there was no goodwill impairment. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets which we serve could affect our evaluations and result in impairment charges against the carrying value of those assets.

Employee compensation and benefits. During the fourth quarter of fiscal year 2011 we changed our method of recognizing defined benefit pension and other postretirement benefit costs. Historically we recognized the actuarial gains and losses as a component of stockholders' equity on the consolidated balance sheets. These gains and losses were amortized into results of operations over the average future service period of the active employees, to the extent such gains and losses were outside of a corridor. Additionally, for our principal U.S. defined benefit pension plan, we used a calculated value of plan assets reflecting changes in the fair value of plan assets over a five year period. Under our new method of accounting, we immediately recognize actuarial gains and losses in operating results in the year in which the gains and losses occur. This change is intended to recognize the effects of current economic and interest rate trends on plan investments and assumptions as they occur. Actuarial gains and losses are measured annually as of fiscal year end and accordingly will be recorded in the fourth quarter, unless we are required to perform an interim remeasurement. Additionally, we now use actual fair value of plan assets for the principal U.S. defined benefit pension plan that had not previously utilized this method. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. We believe that the new policies are preferable as they eliminate the delay in the recognition of actuarial gains and losses, and changes to the fair value of plan assets.

Retirement and postretirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of revenue, research and development, and selling, general and administrative expenses, in our consolidated statements of operations. We incurred expenses of $75.0 million in fiscal year 2011, $3.8 million in fiscal year 2010 and $21.3 million in fiscal year 2009 for our retirement and postretirement benefit plans, which includes the charge for the mark-to-market adjustment for the postretirement benefit plans, which generally is recorded in the fourth quarter. The expense related to mark-to-market and curtailments on postretirement benefit plans was $67.9 million in fiscal year 2011, $0.2 million in fiscal year 2010 and $6.4 million in fiscal year 2009. We expect expenses of approximately $6.9 million in fiscal year 2012 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably forecast or predict whether there will be a mark-to-market adjustment in fiscal year 2012, and if one is required, the amount of such an adjustment. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of the financial markets. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2012. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase, mark-to market income will be recorded in fiscal year 2012. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at pension income or expense for the year.

As of January 1, 2012, we estimated the expected long-term rate of return on assets in our pension portfolios in the United States was 7.75% and was 5.40% for all plans outside the United States. In addition, as of January 1, 2012 we estimated the discount rate for our pension portfolios in the United States was 4.09% and was 4.91% for all plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change as of January 1, 2012, our pension plan expenses would also change.

		Increase (Decrease) at January 1, 2012
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(7,825)	(8,725)
	-0.25	8,111	9,164
Rate of return on pension plan assets	+1.00	(978)	(1,950)
	-1.00	978	1,950
Postretirement benefit plans discount rate	+0.25	N/A	(107)
	-0.25	N/A	113
Rate of return on postretirement benefit plan assets	+1.00	N/A	(114)
	-1.00	N/A	114

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

Restructuring activities. Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our pre-tax restructuring charges are estimates based on our preliminary assessments of (i) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (ii) costs to abandon certain facilities based on known lease costs of sub-rental income and (iii) asset impairments as discussed above under “Value of long-lived assets, including intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our consolidated financial statements on our consolidated statements of operations line entitled “restructuring and contract termination charges, net.”

Gains or losses on dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended January 1, 2012, we recorded $0.1 million in pre-tax losses from disposition of fixed assets and $2.0 million in pre-tax gains from the disposition of discontinued operations. Any such changes decrease or increase current earnings.

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

Additionally, we have established valuation allowances against a variety of deferred tax assets, including state net operating loss carryforwards, state income tax credit carryforwards, and certain foreign tax attributes. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

Taxes have not been provided for unremitted earnings that we continue to consider indefinitely reinvested, the determination of which is based on our future operational and capital requirements. We continue to maintain our indefinite reinvestment assertion with regards to the remaining unremitted earnings of our foreign subsidiaries, and therefore do not accrue U.S. tax for the repatriation of the remaining unremitted foreign earnings. As of January 1, 2012, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $330.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 1, 2012.

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

In the ordinary course of business, we may enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily denominated in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings for hedges designated as fair value and, for hedges designated as cash flow, the related unrealized gains or losses are deferred as a component of other comprehensive (loss) income in the accompanying consolidated balance sheets. Deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs and impacts earnings. We did not have any outstanding cash flow hedges during fiscal years 2011 and 2010.

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $268.9 million at January 1, 2012 and $107.3 million at January 2, 2011, and the approximate fair value of these foreign currency derivative contracts was insignificant. The duration of these contracts was generally 30 days or less during fiscal years 2011, 2010, and 2009.

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of January 1, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $4.1 million, net of taxes of $2.7 million. We amortized $2.0 million into interest expense during each of the fiscal years 2011, 2010, and 2009.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 1, 2012, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.4 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2011, the Value-At-Risk ranged between $0.4 million and $0.5 million, with an average of approximately $0.4 million.

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

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of January 1, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $4.1 million, net of taxes of $2.7 million. We amortized $2.0 million into interest expense during each of the fiscal years 2011, 2010, and 2009.

Interest Rate Risk—Sensitivity. As of January 1, 2012, our debt portfolio consisted of $298.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $142.3 million at January 1, 2012. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $298.0 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 16 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.5 million for fiscal year 2012.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 16 basis points, in current interest rates would cause our cash outflows to increase by $0.5 million for fiscal year 2012.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its methods of accounting for defined benefit pension and other postretirement benefit plan costs in 2011. Such changes are reflected in the accompanying consolidated balance sheets as of January 1, 2012 and January 2, 2011, and the consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2012. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed the presentation of comprehensive income to reflect the requirements of Financial Accounting Standards Board Accounting Standards Update 2011-5, Comprehensive Income (Topic 220) as amended.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	January 1, 2012	January 2, 2011	January 3, 2010
		(As adjusted)
	(In thousands, except per share data)
Revenue
Product revenue	$1,319,510	$1,161,742	$1,057,853
Service revenue	601,777	542,604	492,913
Total revenue	1,921,287	1,704,346	1,550,766
Cost of product revenue	686,812	609,217	553,215
Cost of service revenue	383,896	333,895	296,306
Selling, general and administrative expenses	627,172	489,892	476,821
Research and development expenses	115,821	94,811	90,491
Restructuring and contract termination charges, net	13,452	18,963	17,987
Asset impairment	3,006	—	—
Operating income from continuing operations	91,128	157,568	115,946
Interest and other expense (income), net	26,774	(8,383)	15,787
Income from continuing operations before income taxes	64,354	165,951	100,159
Provision for income taxes	63,182	27,043	26,698
Net income from continuing operations	1,172	138,908	73,461
Income from discontinued operations before income taxes	—	30,772	14,919
Gain (loss) on disposition of discontinued operations before income taxes	1,999	317,896	(2,991)
(Benefit from) provision for income taxes on discontinued operations and dispositions	(4,484)	96,593	3,308
Net income from discontinued operations and dispositions	6,483	252,075	8,620
Net income	$7,655	$390,983	$82,081
Basic earnings per share:
Continuing operations	$0.01	$1.19	$0.63
Discontinued operations	0.06	2.15	0.07
Net income	$0.07	$3.34	$0.71
Diluted earnings per share:
Continuing operations	$0.01	$1.18	$0.63
Discontinued operations	0.06	2.14	0.07
Net income	$0.07	$3.31	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	January 1, 2012	January 2, 2011	January 3, 2010
		(As adjusted)
	(In thousands)
Net income	$7,655	$390,983	$82,081
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	1,814	(34,086)	4,937
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	—	394	—
Unrecognized prior service costs, net of tax	107	(1,013)	(273)
Reclassification adjustments for losses on derivatives included in net income, net of tax	1,196	1,196	1,196
Unrealized (losses) gains on securities, net of tax	(59)	64	204
Other comprehensive income (loss)	3,058	(33,445)	6,064
Comprehensive income	$10,713	$357,538	$88,145

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	January 1, 2012	January 2, 2011
		(As adjusted)
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$142,342	$420,086
Accounts receivable, net	409,888	356,763
Inventories, net	240,763	206,851
Other current assets	69,023	100,685
Current assets of discontinued operations	202	227
Total current assets	862,218	1,084,612
Property, plant and equipment, net	174,567	161,820
Marketable securities and investments	1,105	1,350
Intangible assets, net	661,607	424,248
Goodwill	2,093,626	1,504,815
Other assets, net	41,075	32,101
Total assets	$3,834,198	$3,208,946
Current liabilities:
Short-term debt	$—	$2,255
Accounts payable	173,153	161,042
Accrued restructuring	13,958	22,611
Accrued expenses and other current liabilities	411,526	323,038
Current liabilities of discontinued operations	1,429	6,256
Total current liabilities	600,066	515,202
Long-term debt	944,908	424,000
Long-term liabilities	447,008	344,353
Total liabilities	1,991,982	1,283,555
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 113,157,000 and 115,715,000 shares at January 1, 2012 and January 2, 2011, respectively	113,157	115,715
Capital in excess of par value	164,290	224,013
Retained earnings	1,510,683	1,534,635
Accumulated other comprehensive income	54,086	51,028
Total stockholders’ equity	1,842,216	1,925,391
Total liabilities and stockholders’ equity	$3,834,198	$3,208,946

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended January 1, 2012

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 28, 2008 (as adjusted)	$117,112	$246,549	$1,127,029	$78,409	$1,569,099
Net income (as adjusted)	—	—	82,081	—	82,081
Other comprehensive income (as adjusted)	—	—	—	6,064	6,064
Dividends	—	—	(32,534)	—	(32,534)
Exercise of employee stock options and related income tax benefits	460	2,875	—	—	3,335
Issuance of common stock for employee benefit plans	195	2,941	—	—	3,136
Purchases of common stock	(1,030)	(13,589)	—	—	(14,619)
Issuance of common stock for long-term incentive program	286	3,245	—	—	3,531
Stock compensation	—	8,578	—	—	8,578
Balance, January 3, 2010 (as adjusted)	$117,023	$250,599	$1,176,576	$84,473	$1,628,671
Net income (as adjusted)	—	—	390,983	—	390,983
Other comprehensive loss (as adjusted)	—	—	—	(33,445)	(33,445)
Dividends	—	—	(32,924)	—	(32,924)
Exercise of employee stock options and related income tax benefits	1,543	29,714	—	—	31,257
Issuance of common stock for employee benefit plans	86	1,780	—	—	1,866
Purchases of common stock	(3,058)	(69,710)	—	—	(72,768)
Issuance of common stock for long-term incentive program	121	5,126	—	—	5,247
Stock compensation	—	6,504	—	—	6,504
Balance, January 2, 2011 (as adjusted)	$115,715	$224,013	$1,534,635	$51,028	$1,925,391
Net income	—	—	$7,655	—	$7,655
Other comprehensive income	—	—	—	3,058	3,058
Dividends	—	—	(31,607)	—	(31,607)
Exercise of employee stock options and related income tax benefits	1,138	31,196	—	—	32,334
Issuance of common stock for employee benefit plans	103	2,094	—	—	2,197
Purchases of common stock	(4,084)	(105,921)	—	—	(110,005)
Issuance of common stock for long-term incentive program	285	8,372	—	—	8,657
Stock compensation	—	4,536	—	—	4,536
Balance, January 1, 2012	$113,157	$164,290	$1,510,683	$54,086	$1,842,216

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	January 1, 2012	January 2, 2011	January 3, 2010
		(As adjusted)
	(In thousands)
Operating activities:
Net income	$7,655	$390,983	$82,081
Add: net income from discontinued operations and dispositions	(6,483)	(252,075)	(8,620)
Income from continuing operations	1,172	138,908	73,461
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	13,452	18,963	17,987
Depreciation and amortization	110,921	89,163	80,762
Stock-based compensation	15,482	12,416	13,995
Pension and other postretirement expense	74,974	3,832	21,348
Deferred taxes	(289)	(24,495)	22,393
Contingencies and non-cash tax matters	5,482	(7,671)	577
Amortization of deferred debt issuance costs, interest rate hedge and accretion of discounts	5,651	2,613	2,540
Losses (gains) on step acquisition and dispositions, net	113	(28,942)	—
Amortization of acquired inventory revaluation	4,092	—	1,141
Asset impairment	3,006	—	—
Changes in assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(20,597)	(38,103)	(30,439)
Inventories, net	(2,200)	(22,535)	(3,675)
Accounts payable	(1,776)	27,789	(10,435)
Excess tax benefit from exercise of common stock options	(9,321)	2,405	222
Accrued expenses and other	33,841	(7,140)	(62,029)
Net cash provided by operating activities of continuing operations	234,003	167,203	127,848
Net cash (used in) provided by operating activities of discontinued operations	(9,129)	(2,950)	20,874
Net cash provided by operating activities	224,874	164,253	148,722
Investing activities:
Capital expenditures	(30,592)	(33,646)	(25,516)
Proceeds from dispositions of property, plant and equipment, net	456	11,014	—
Changes in restricted cash balances	1,250	(1,120)	1,412
Proceeds from surrender of life insurance policies	814	—	—
Payments for acquisitions, net of cash and cash equivalents acquired	(914,041)	(150,374)	(101,926)
Net cash used in investing activities of continuing operations	(942,113)	(174,126)	(126,030)
Net cash provided by (used in) investing activities of discontinued operations	32,252	469,275	(27,837)
Net cash (used in) provided by investing activities	(909,861)	295,149	(153,867)
Financing activities:
Payments on revolving credit facility	(763,000)	(508,846)	(361,547)
Proceeds from revolving credit facility	787,000	368,000	406,500
Proceeds from sale of senior debt	496,860	—	—
Payments of debt issuance costs	(10,531)	(72)	(7)
Payments on other credit facilities	(2,303)	(149)	(116)
Payments for acquisition related contingent consideration	(137)	(136)	—
Excess tax benefit from exercise of common stock options	9,321	2,405	222
Proceeds from issuance of common stock under stock plans	23,736	29,035	6,244
Purchases of common stock	(110,005)	(72,768)	(14,619)
Dividends paid	(31,829)	(32,992)	(32,701)
Net cash provided by (used in) financing activities of continuing operations	399,112	(215,523)	3,976
Net cash used in financing activities of discontinued operations	(1,908)	(2,844)	(1,564)
Net cash provided by (used in) financing activities	397,204	(218,367)	2,412
Effect of exchange rate changes on cash and cash equivalents	10,039	(656)	3,330
Net (decrease) increase in cash and cash equivalents	(277,744)	240,379	597
Cash and cash equivalents at beginning of year	420,086	179,707	179,110
Cash and cash equivalents at end of year	$142,342	$420,086	$179,707
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$12,184	$12,226	$12,410
Income taxes	$41,644	$32,910	$35,381

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a leading provider of technology, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through its technologies, applications and services critical issues are addressed that help to improve the health and safety of people and their environment. The results are reported within two reporting segments: Human Health and Environmental Health.

The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company has two operating segments; Human Health and Environmental Health. The Company’s Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, the Company serves both the diagnostics and research markets. The Company’s Environmental Health segment provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ended January 1, 2012 included 52 weeks. The fiscal years ended January 2, 2011 and January 3, 2010 included 52 weeks and 53 weeks, respectively. The fiscal year ending December 30, 2012 will include 52 weeks.

The Company has evaluated subsequent events from January 1, 2012 through the date of the issuance of these consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements or require additional disclosure.

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

Revenue Recognition:    The Company’s product revenue is recorded when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For revenue that includes customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of the Company’s products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered.

In limited circumstances, the Company has arrangements that include multiple elements that are delivered at different points of time, such as revenue from products and services with a remaining service or storage component, such as cord blood processing and storage. For these arrangements, the revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon vendor-specific objective evidence ("VSOE") if such evidence is available, third-party evidence ("TPE") if VSOE is not available, and management's best estimate of selling price ("BESP") if neither VSOE nor TPE are available. TPE is the price of the Company's or any competitor's largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

Revenue from software licenses and services is 2% of the Company's total revenue for fiscal year 2011, 1% of the Company's total revenue for fiscal year 2010, and 2% of the Company's total revenue for fiscal year 2009. The Company sells its software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, the Company determines VSOE of fair value to be the price charged when the undelivered element is sold separately. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determines VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. The Company determines VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

The Company recognizes revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, the Company defers all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then the Company recognizes the entire fee ratably over the maintenance period.

The Company sells products and accessories predominantly through its direct sales force. As a result, the use of distributors is generally limited to geographic regions where the Company has no direct sales force. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including its distributors. Payment terms granted to distributors are the same as those granted to end-user customers and payments are not dependent upon the distributors’ receipt of payment from their end-user customers. Sales incentives related to distributor revenue are also the same as those for end-user customers.

Service revenues represent the Company’s service offerings including service contracts, field service including related time and materials, diagnostic testing, cord blood processing and storage, and training. Service revenues are recognized as the service is performed. Revenues for service and storage contracts are recognized over the contract period.

Immaterial Restatement:    Beginning with the Company's results for the year ended January 1, 2012 and for all periods included herein, the Company has separately reported product revenue, service revenue, and the related cost of product revenue and cost of service revenue. Prior to fiscal year 2011, the Company had reported revenue and cost of revenue as single line items and had not broken out product and service revenue and related cost of revenue separately. Accordingly, the Company has restated previously reported revenue and cost of revenue for the fiscal years ending January 2, 2011 and January 3, 2010.

Warranty Costs:    The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities are based on estimated future repair costs using historical labor and material costs incurred in the warranty period.

Shipping and Handling Costs:    The Company reports shipping and handling revenue in revenue, to the extent they are billed to customers, and costs in cost of product revenue.

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

Income Taxes:    The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established for any deferred tax asset for which realization is not more likely than not. With respect to earnings expected to be indefinitely reinvested offshore, the Company does not accrue tax for the repatriation of such foreign earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with authoritative guidance on asset retirement obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense. The amounts recorded in the consolidated financial statements are not material to any year presented.

Change in Accounting for Pension and Other Postretirement Benefits:    During the fourth quarter of fiscal year 2011 the Company changed its method of recognizing defined benefit pension and other postretirement benefit costs. Historically the Company recognized the actuarial gains and losses as a component of stockholders' equity on the consolidated balance sheets. These gains and losses were amortized into results of operations over the average future service period of the active employees, to the extent such gains and losses were outside of a corridor. Additionally, for the Company's principal U.S. defined benefit pension plan, the Company used a calculated value of plan assets reflecting changes in the fair value of plan assets over a five year period. Under the Company's new method of accounting, the Company immediately recognizes actuarial gains and losses in operating results in the year in which the gains and losses occur. This change is intended to recognize the effects of current economic and interest rate trends on plan investments and assumptions as they occur. Actuarial gains and losses are measured annually as of fiscal year end and accordingly will be recorded in the fourth quarter, unless the Company is required to perform an interim remeasurement. Additionally, the Company now uses actual fair value of plan assets for the principal U.S. defined benefit pension plan that had not previously utilized this method. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. The Company believes that the new policies are preferable as they eliminate the delay in the recognition of actuarial gains and losses, and changes to the fair value of plan assets.

The cumulative effect of the change on retained earnings as of December 28, 2008 was a decrease of approximately $108.5 million, with offsetting adjustments to accumulated other comprehensive income and inventory. The significant effects of the change in accounting for pension and other postretirement benefits on the Company's consolidated statements of operations, consolidated statements of comprehensive income, consolidated balance sheets, and consolidated statements of cash flows for the periods presented were as follows:

	January 1, 2012		January 2, 2011		January 3, 2010
	As Computed Under Prior Method	As Reported Under New Method	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Statement of Operations Information:
Cost of product and service revenue	$1,068,995	$1,070,708	$945,715	$943,112	$851,784	$849,521
Selling, general and administrative expenses	569,028	627,172	490,658	489,892	468,292	476,821
Research and development expenses	115,580	115,821	95,409	94,811	90,781	90,491
Operating income from continuing operations	151,226	91,128	153,601	157,568	121,922	115,946
Income from continuing operations before income taxes	124,452	64,354	161,984	165,951	106,135	100,159
Provision for income taxes	83,938	63,182	26,062	27,043	31,800	26,698
Net income from continuing operations	40,514	1,172	135,922	138,908	74,335	73,461
Income from discontinued operations before income taxes	—	—	24,138	30,772	18,883	14,919
(Benefit from) provision for income taxes on discontinued operations and dispositions	(4,484)	(4,484)	94,037	96,593	4,628	3,308
Net income from discontinued operations and dispositions	6,483	6,483	247,997	252,075	11,264	8,620
Net income	46,997	7,655	383,919	390,983	85,599	82,081

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012		January 2, 2011		January 3, 2010
	As Computed Under Prior Method	As Reported Under New Method	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Basic earnings per share:
Continuing operations	$0.36	$0.01	$1.16	$1.19	$0.64	$0.63
Discontinued operations	0.06	0.06	2.12	2.15	0.10	0.07
Net income	$0.42	$0.07	$3.28	$3.34	$0.74	$0.71
Diluted earnings per share:
Continuing operations	$0.36	$0.01	$1.15	$1.18	$0.64	$0.63
Discontinued operations	0.06	0.06	2.10	2.14	0.10	0.07
Net income	$0.41	$0.07	$3.25	$3.31	$0.73	$0.70

Statement of Comprehensive Income Information:
Other comprehensive (loss) income	$(37,273)	$3,058	$(26,240)	$(33,445)	$3,988	$6,064

Balance Sheet Information:
Inventories, net	$240,201	$240,763	$207,278	$206,851
Retained earnings	1,654,972	1,510,683	1,639,581	1,534,635
Accumulated other comprehensive (loss) income	(90,764)	54,086	(53,491)	51,028

Statement of Cash Flows Information:
Operating activities:
Net income	$46,997	$7,655	$383,919	$390,983	$85,599	$82,081
Net income from discontinued operations and dispositions	(6,483)	(6,483)	(247,997)	(252,075)	(11,264)	(8,620)
Income from continuing operations	40,514	1,172	135,922	138,908	74,335	73,461
Pension and other postretirement benefit expense(1)	—	74,974	—	3,832	—	21,348
Deferred taxes	20,467	(289)	(25,476)	(24,495)	27,495	22,393
Inventories, net	(1,454)	(2,200)	(22,630)	(22,535)	(4,474)	(3,675)
Accrued expenses and other	47,971	33,841	754	(7,140)	(45,858)	(62,029)
____________________________

(1)
In conjunction with the retrospective application of the Company's changes in accounting methods related to pension and other postretirement benefit costs, the Company has reclassified pension and other postretirement benefit expense into a separate line item within operating activities on the statement of cash flows. Previously this expense had been included within accrued expenses and other on the statement of cash flows.

The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions considered permanent in nature, are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations:    Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

Goodwill and Other Intangible Assets:    The Company’s intangible assets consist of (i) goodwill, which is not being amortized; (ii) indefinite lived intangibles, which consist of certain trademarks and trade names that are not subject to amortization; and (iii) amortizing intangibles, which consist of patents, customer relationships, and purchased technologies, which are being amortized over their estimated useful lives.

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

Marketable Securities and Investments:    The cost of securities sold is based on the specific identification method. If securities are classified as available for sale, the Company records these investments at their fair values with unrealized gains and losses included in accumulated other comprehensive income. Under the cost method of accounting, equity investments in private companies are carried at cost and are adjusted for other-than-temporary declines in fair value, additional investments or distributions.

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

Research and Development:    Research and development costs are expensed as incurred. The fair value of acquired IPR&D costs is recorded at fair value as an intangible asset at the acquisition date and amortized once the product is ready for sale or expensed if abandoned.

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

Comprehensive Income:    In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Standards Update 2011-5, Comprehensive Income (Topic 220) as amended, requiring amendments to disclosure for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods beginning after December 15, 2011. The Company early adopted the amended guidance requiring presentation of comprehensive income in two consecutive financial statements for the fiscal year ended January 1, 2012. The implementation of this guidance did not have a material impact on the Company's consolidated results of operations or financial position.

Comprehensive income is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income is reflected in the consolidated statements of comprehensive income.

Derivative Instruments and Hedging:    Derivatives are recorded on the consolidated balance sheets at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive (loss) income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive income, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Settled cash flow hedges related to forecasted transactions that remain probable are recorded as a component of other comprehensive income and are subsequently amortized into net earnings when the hedged exposure affects net earnings. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. There were no cash flow hedges outstanding as of January 1, 2012 and January 2, 2011. The Company also has entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into net earnings on the consolidated financial statements.

Recently Issued Accounting Pronouncements:    From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective dates. Such recently issued and adopted pronouncements did not have a significant impact on the Company’s consolidated financial position, results of operations, and cash flows or do not apply to the Company’s operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:	Business Combinations and Asset Purchases

Acquisition of Caliper Life Sciences, Inc. In November 2011, the Company acquired all of the outstanding stock of Caliper Life Sciences, Inc. (“Caliper”). Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services, primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. The Company expects this acquisition to enhance its molecular imaging and detection technologies and to complement its offerings in life science, diagnostics, environmental and food markets. The Company paid the shareholders of Caliper $646.3 million in cash for the stock of Caliper. The Company financed the acquisition by issuing $500.0 million aggregate principal amount of senior unsecured notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance, with the remainder of the purchase price paid from available cash. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date. The total purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Caliper (Preliminary)
(In thousands)
Fair value of business combination:
Cash payments	$646,317
Less: cash acquired	(43,576)
Total	$602,741
Identifiable assets acquired and liabilities assumed:
Current assets	$55,756
Property, plant and equipment	14,580
Identifiable intangible assets:
Core technology	52,000
Trade names	14,200
Licenses	18,000
Customer relationships	93,000
Goodwill	352,494
Deferred taxes	54,068
Deferred revenue	(7,825)
Liabilities assumed	(43,532)
Total	$602,741

The weighted average amortization period of identifiable definite-lived intangible assets were 5.0 years for core technology, 6.0 years for licenses, 7.0 years for customer relationships, and 7.0 years for trade names.

Caliper's revenue and pre-tax loss from continuing operations for the period from the acquisition date to January 1, 2012 were $29.3 million and $3.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and Caliper as if the acquisition of Caliper had been completed at the beginning of the prior period:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012	January 2, 2011
	(In thousands)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$2,042,730	$1,821,435
Net (loss) income from continuing operations	(25,854)	85,961
Basic (loss) earnings per share:
Continuing operations	$(0.23)	$0.73
Diluted (loss) earnings per share:
Continuing operations	$(0.23)	$0.73

The unaudited pro forma information for fiscal years 2011 and 2010 have been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2011 unaudited pro forma net loss from continuing operations was adjusted to exclude approximately $18.1 million of acquisition-related transaction costs. In addition, the fiscal year 2011 unaudited pro forma net loss from continuing operations was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the acquisition of Caliper that were recorded by the Company related to the completion of this acquisition. The fiscal year 2010 pro forma net income from continuing operations was adjusted to include these acquisition-related transaction costs and the nonrecurring expenses related to the fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory and deferred revenue, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

Acquisition of Dexela Limited. In June 2011, the Company acquired all of the outstanding stock of Dexela Limited (“Dexela”). Dexela is a provider of flat panel complementary metal-oxide-semiconductor (“CMOS”) x-ray detection technologies and services. The Company expects this acquisition to expand its current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to the Company’s imaging portfolio, customers will be able to choose between two complementary x-ray detector technologies to optimize their system performance and meet their specific application needs. The Company paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. The Company may pay additional contingent consideration of up to $12.2 million, with an estimated fair value of $4.6 million as of the closing date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

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

Acquisition of Geospiza, Inc. In May 2011, the Company acquired all of the outstanding stock of Geospiza, Inc. (“Geospiza”). Geospiza is a developer of software systems for the management of genetic analysis and laboratory workflows. Geospiza primarily services biotechnology and pharmaceutical companies, universities, researchers, contract core and diagnostic laboratories involved in genetic testing and manufacturing bio-therapeutics by meeting their combined laboratory, data management and analytical needs. The Company expects this acquisition to enhance its software offerings, which will enable researchers to explore the genomic origins of disease effectively, and help address customers’ growing needs to manage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

knowledge and improve scientific productivity. The Company paid the shareholders of Geospiza $13.2 million in cash for the stock of Geospiza. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of CambridgeSoft Corporation. In April 2011, the Company acquired all of the outstanding stock of CambridgeSoft Corporation (“CambridgeSoft”). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. The Company expects this acquisition to enhance its focus on knowledge management in laboratory settings by expanding its software offerings, enabling customers to share data used for scientific decisions. The Company paid the shareholders of CambridgeSoft $227.4 million in cash at the closing for the stock of CambridgeSoft. The Company has recorded a receivable of $4.2 million from the shareholders of CambridgeSoft as a reduction of purchase price for the settlement of contingencies. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

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

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, the Company acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing magnetic bead technology. The Company expects this acquisition to enhance its diagnostics business by expanding the Company’s product offerings to diagnostics, academic and industrial end markets. The Company paid the shareholders of chemagen $34.6 million in cash for the stock of chemagen. The Company may pay additional contingent consideration of up to $20.3 million, with an estimated fair value of $7.7 million as of the closing date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of VisEn Medical Inc.    In July 2010, the Company acquired all of the outstanding stock of VisEn Medical Inc. (“VisEn”). VisEn is an in vivo molecular imaging technology company. The Company expects this acquisition to enhance its cellular imaging business by expanding the Company’s technologies and capabilities into preclinical research undertaken in academic institutes and pharmaceutical companies. The Company paid the shareholders of VisEn $23.0 million in cash for the stock of VisEn. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Signature Genomic Laboratories, LLC.    In May 2010, the Company acquired all of the outstanding stock of SGL Newco, Inc., the parent company of Signature Genomic Laboratories, LLC (“Signature Genomic”). Signature Genomic is a provider of diagnostic cytogenetic testing of chromosome abnormalities in individuals with unexplained physical and developmental disabilities. The Company expects this acquisition to expand the Company’s existing genetic testing business and expand its position in early detection of disease, specifically in the molecular diagnostics market. The Company paid the shareholders of Signature Genomic $90.0 million in cash. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of Remaining Interest in the Inductively Coupled Plasma Mass Spectrometry Joint Venture.    In May 2010, the Company acquired the remaining fifty percent equity interest in the Company’s joint venture (the “ICPMS Joint Venture”) with the company previously known as MDS, Inc. for the development and manufacturing of its Inductively Coupled Plasma Mass Spectrometry (“ICPMS”) product line and other related tangible assets from DH Technologies Development Pte Ltd., a subsidiary of Danaher Corporation (“Danaher”). The Company expects this acquisition will help support the continued success of the premier ICPMS product line by allowing the Company to direct development with a dedicated and consistent approach. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets owned by the Company, and $30.4 million representing the fair value of the Company’s fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. The Company recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of the Company’s previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other expense (income), net, for fiscal year 2010. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

The Company does not consider the acquisitions completed during fiscal year 2011, with the exception of the Caliper acquisition, to be material to its consolidated results of operations; therefore the Company is not presenting pro forma financial information of operations. The aggregate revenue for the acquisitions, with the exception of Caliper, completed during fiscal year 2011 for the period from their respective acquisition dates to January 1, 2012 was $32.4 million. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition. Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones achieved through given dates, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of definite-lived intangible assets.

In connection with the purchase price and related allocations for acquisitions, the Company estimates the fair value of deferred revenue assumed with its acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling effort, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired businesses would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third-party to assume the obligation. As a result of purchase accounting, the Company recognized the deferred revenue related to the acquisitions completed in fiscal year 2011 at fair value and recorded a liability of $18.3 million.

As of January 1, 2012, with the exception of the purchase price and related allocations for the Caliper acquisition, the purchase price and related allocations for acquisitions completed in fiscal years 2011 and 2010 were final. The preliminary allocation of the purchase price for the Caliper acquisition was based upon a preliminary valuation and the Company's estimates and assumptions underlying the preliminary valuation are subject to change within the measurement period (up to one year from the acquisition dates). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the information provided above for the Caliper acquisition, the components of the fair values of the business combinations and allocations for all other acquisitions completed in fiscal year 2011 are as follows:

	chemagen	ArtusLabs	IDB	CambridgeSoft	Geospiza	Labtronics	Dexela
	(In thousands)
Fair value of business combination:
Cash payments	$33,873	$15,232	$7,664	$227,373	$13,250	$11,389	$24,800
Fair values of stock options assumed	—	—	—	1,417	—	—	—
Contingent consideration	7,723	7,475	326	—	—	—	4,600
Working capital and other adjustments	762	—	—	(4,156)	729	29	1,251
Less: cash acquired	(901)	(125)	(27)	(23,621)	(1)	(207)	(2,041)
Total	$41,457	$22,582	$7,963	$201,013	$13,978	$11,211	$28,610
Identifiable assets acquired and liabilities assumed:
Current assets	$2,288	$199	$635	$10,752	$204	$925	$1,854
Property, plant and equipment	290	7	699	462	—	70	133
Identifiable intangible assets:
Core technology	6,910	4,550	—	17,300	1,960	1,404	3,600
Trade names	542	—	—	2,800	—	32	—
Licenses	—	—	—	—	—	—	3,000
Customer relationships	4,877	—	2,610	80,100	1,900	1,823	5,600
IPR&D	2,439	200	—	1,200	—	—	—
Goodwill	29,347	18,115	4,657	148,577	9,838	8,520	17,519
Deferred taxes	(4,402)	(46)	—	(38,939)	765	(975)	(1,420)
Deferred revenue	—	(297)	—	(9,504)	(380)	(315)	—
Liabilities assumed	(834)	(146)	(638)	(11,735)	(309)	(273)	(1,676)
Total	$41,457	$22,582	$7,963	$201,013	$13,978	$11,211	$28,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the fair values of the business combinations and allocations for the acquisitions completed in fiscal year 2010 are as follows:

	ICPMS Joint Venture	Signature Genomic	VisEn
	(In thousands)
Fair value of business combination:
Cash payments	$35,000	$90,000	$23,028
Fair value of previously held equity interest	30,378	—	—
Non-cash consideration	2,600	—	—
Working capital adjustments	—	—	(29)
Less: cash acquired	(278)	(1,278)	(766)
Total	$67,700	$88,722	$22,233
Identifiable assets acquired and liabilities assumed:
Current assets	$14,579	$5,093	$2,093
Property, plant and equipment	1,012	5,239	290
Identifiable intangible assets:
Core technology	7,600	16,170	2,850
Trade names	—	250	20
Licenses	—	—	—
Customer relationships	—	8,530	4,670
IPR&D	—	—	—
Goodwill	46,228	67,681	10,676
Deferred taxes	(372)	(8,734)	12,968
Liabilities assumed	(1,347)	(5,507)	(11,334)
Total	$67,700	$88,722	$22,233

Identifiable definite-lived intangible assets, such as customer relationships, core technology, IPR&D, licenses, and trade names, acquired as part of the acquisitions completed in fiscal years 2011 and 2010 had weighted average amortization periods between 7.0 years and 11.0 years.

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

Total transaction costs related to acquisition activities for fiscal years 2011, 2010, and 2009 were $10.7 million, $2.6 million and $1.7 million, respectively, which were expensed as incurred and recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Note 3:	Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 1, 2012 and January 2, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following pre-tax gains and losses, which have been reported as a gain (loss) on disposition of discontinued operations during the three fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
(Loss) gain on disposition of Illumination and Detection Solutions business	$(1,787)	$315,324	$—
(Loss) gain on disposition of Photoflash business	(134)	4,369	—
Net gain (loss) on disposition of other discontinued operations	3,920	(1,797)	(2,991)
Net gain (loss) on disposition of discontinued operations before income taxes	$1,999	$317,896	$(2,991)

In November 2010, the Company sold its Illumination and Detection Solutions (“IDS”) business, which was included in the Company’s Environmental Health segment, for $510.3 million including an adjustment for net working capital. The Company expects the divestiture of its IDS business to reduce the complexity of its product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired the Company’s IDS business through the purchase of all outstanding stock of certain of the Company’s subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by the Company and certain of its subsidiaries located in Singapore and Germany. The Company recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of its IDS business. During fiscal year 2011, the Company finalized the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.8 million. These gains and losses were recognized as gain (loss) on disposition of discontinued operations.

As part of the Company’s strategic business alignment into the Human Health and Environmental Health segments, completed at the beginning of fiscal year 2009, and the Company’s continuing efforts to focus on higher growth opportunities, in December 2008, the Company’s management approved a plan to divest its Photoflash business within the Environmental Health segment. In June 2010, the Company sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in fiscal year 2010 as a result of the sale. This gain was recognized as a gain on disposition of discontinued operations.

During fiscal years 2011, 2010, and 2009, the Company settled various matters related to the divestiture of other discontinued operations and recognized a pre-tax gain of $3.9 million in fiscal year 2011, a pre-tax loss of $1.8 million in fiscal year 2010 and a pre-tax loss of $3.0 million in fiscal year 2009. During fiscal year 2011, the Company recognized a pre-tax gain of $4.0 million for contingent consideration related to the sale of its semiconductor business in fiscal year 2006. During fiscal year 2009, the Company recognized a pre-tax loss of $1.4 million for a settlement with the landlord of a closed facility.

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition were as follows for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Sales	$—	$288,713	$284,983
Costs and expenses	—	257,281	268,916
Operating income from discontinued operations	—	31,432	16,067
Other expenses, net	—	660	1,148
Income from discontinued operations before income taxes	$—	$30,772	$14,919

The Company recognized a tax benefit of $4.5 million on discontinued operations in fiscal year 2011, a tax provision of $96.6 million on discontinued operations in fiscal year 2010 and a tax provision of $3.3 million in fiscal year 2009 on discontinued operations. The recognition of $4.5 million income tax benefit in fiscal year 2011 is primarily the net result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6 to the consolidated financial statements, offset by the tax provision on the contingent consideration received in fiscal year 2011 related to the sale of the Company's semiconductor business in fiscal year 2006. The recognition of $96.6 million income tax expense in fiscal year 2010 includes $16.0 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax expense associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualified as indefinitely reinvested once the subsidiary was held for sale, and $65.8 million related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6 to the consolidated financial statements.

Note 4:	Restructuring and Contract Termination Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units. The current portion of restructuring and contract termination charges, net is recorded in accrued restructuring, and the long-term portion of restructuring and contract termination charges, net is recorded in long-term liabilities.

The restructuring plans in the fourth quarter and second quarter of fiscal year 2011 and fourth quarter of fiscal year 2010 were intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plan for the second quarter of fiscal year 2010 was intended principally to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations.

A description of the restructuring plans and the activity recorded are as follows:

Q4 2011 Restructuring Plan
During the fourth quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, the Company recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities. The Company also recognized a $4.7 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q4 2011 Plan, the Company reduced headcount by 114 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2011 Plan were completed by January 1, 2012.

The following table summarizes the Q4 2011 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$6,605	$370	$6,975
Amounts paid and foreign currency translation	(1,931)	—	(1,931)
Balance at January 1, 2012	$4,674	$370	$5,044
All employees have been notified of termination and the Company anticipates that the remaining severance payments of $4.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $0.4 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Q2 2011 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$4,927	$659	$5,586
Amounts paid and foreign currency translation	(3,644)	(659)	(4,303)
Balance at January 1, 2012	$1,283	$—	$1,283
All employees have been notified of termination and the Company anticipates that the remaining severance payments of $1.3 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.

Q4 2010 Restructuring Plan
During the fourth quarter of fiscal year 2010, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2010 Plan”). As a result of the Q4 2010 Plan, the Company recognized a $5.7 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $7.8 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $2.8 million gain that had been deferred from a previous sales-leaseback transaction on this facility. During fiscal year 2011, the Company recorded an additional pre-tax restructuring accrual of $0.3 million relating to the Q4 2010 Plan due to a reduction in the estimated sublease rental payments reasonably expected to be obtained for its excess facility space in the Environmental Health segment. As part of the Q4 2010 Plan, the Company reduced headcount by 113 employees. All employee notifications and actions related to the closure of excess facility space for the Q4 2010 Plan were completed by January 2, 2011.

The following table summarizes the Q4 2010 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 3, 2010	$—	$—	$—
Provision, net of deferred gain	8,795	1,570	10,365
Reclassification of deferred gain on excess facility space	—	2,840	2,840
Amounts paid and foreign currency translation	(943)	(340)	(1,283)
Balance at January 2, 2011	7,852	4,070	11,922
Change in estimates	—	324	324
Amounts paid and foreign currency translation	(7,359)	(571)	(7,930)
Balance at January 1, 2012	$493	$3,823	$4,316

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $0.5 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $3.8 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q2 2010 Restructuring Plan
During the second quarter of fiscal year 2010, the Company’s management approved a plan to reduce resources in response to the continued economic downturn and its impact on demand in certain end markets and to shift resources to higher growth geographic regions and end markets (the “Q2 2010 Plan”). As a result of the Q2 2010 Plan, the Company recognized a $7.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The restructuring costs for the closure of excess facility space was offset by the recognition of a $0.1 million gain that had been deferred from a previous sales-leaseback transaction on this facility. The Company also recognized a $3.1 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2011, the Company recorded a pre-tax restructuring reversal of $0.7 million relating to the Q2 2010 Plan due to lower than expected costs associated with the workforce reductions in Europe within both the Human Health and Environmental Health segments, and recorded a charge of $0.2 million to reduce

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As part of the Q2 2010 Plan, the Company reduced headcount by 115 employees. All employee notifications and actions related to the closure of excess facility space for the Q2 2010 Plan were completed by July 4, 2010.

The following table summarizes the Q2 2010 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 3, 2010	$—	$—	$—
Provision, net of deferred gain	9,067	1,735	10,802
Reclassification of deferred gain on excess facility space	—	143	143
Amounts paid and foreign currency translation	(6,874)	181	(6,693)
Balance at January 2, 2011	2,193	2,059	4,252
Change in estimates	(746)	167	(579)
Amounts paid and foreign currency translation	(1,344)	(479)	(1,823)
Balance at January 1, 2012	$103	$1,747	$1,850

All employee relationships have been severed and the Company anticipates that the remaining severance payments of $0.1 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $1.7 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2009 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During fiscal year 2011, the Company paid $1.1 million related to these plans, recorded a reversal of $1.2 million related to lower than expected costs associated with workforce reductions in Europe within both the Human Health and Environmental Health segments, and recorded a charge of $0.4 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. In addition, as part of the Caliper acquisition the Company acquired its remaining restructuring accrual for the closure of an excess facility with a fair value of $3.8 million at the acquisition date. As of January 1, 2012, the Company had approximately $8.3 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities in both the Human Health and Environmental Health segments. Payments for these leases, the terms of which vary in length, will be made through fiscal year 2022.

Contract Termination Charges
The Company has terminated various contractual commitments in connection with various disposal activities for costs to terminate contracts before the end of the terms and costs that will continue to be incurred under various contracts for the remaining terms without economic benefit to the Company. The Company recorded a pre-tax charge of $2.0 million in fiscal year 2011, a pre-tax charge of $0.1 million in fiscal year 2010 and a pre-tax charge of $0.9 million in fiscal year 2009 for the termination of these contractual commitments. The Company was required to make payments for these obligations of $0.4 million during fiscal year 2011, $1.7 million during fiscal year 2010, and $1.1 million during fiscal year 2009. The remaining balance of these accruals as of January 1, 2012 was $2.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other Expense (Income), Net

Interest and other expense (income), net, consisted of the following for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Interest income	$(1,884)	$(832)	$(1,035)
Interest expense	24,783	15,891	16,008
Gains on step acquisition	—	(25,586)	—
Other expense, net	3,875	2,144	814
Total interest and other expense (income), net	$26,774	$(8,383)	$15,787

Note 6:	Income Taxes

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Unrecognized tax benefits, beginning of period	$39,226	$39,431	$40,983
Gross increases—tax positions in prior period	2,753	13,314	6,603
Gross decreases—tax positions in prior period	(4,729)	(11,190)	(5,949)
Gross increases—current-period tax positions	2,451	2,503	2,457
Gross increases—related to acquisitions	12,898	80	88
Settlements	(430)	(2,035)	(3,126)
Lapse of statute of limitations	(2,224)	(2,054)	(2,087)
Foreign currency translation adjustments	281	(823)	462
Unrecognized tax benefits, end of period	$50,226	$39,226	$39,431

The Company classifies interest and penalties as a component of income tax expense. At January 1, 2012, the Company had accrued approximately $6.7 million and $6.3 million in interest and penalties, respectively. During fiscal year 2011, the Company recognized approximately $0.5 million in interest and zero in penalties in its total tax provision. During fiscal year 2010, the Company recognized approximately $0.8 million in interest and $0.9 million in penalties in its total tax provision. At January 1, 2012, the Company had gross tax effected unrecognized tax benefits of $50.2 million ($6.4 million included in current liabilities and $43.8 million included in long-term liabilities), of which $44.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

At January 1, 2012, the Company had uncertain tax positions of $9.8 million, including accrued interest, net of tax benefits, and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.

The Company re-measured several of its uncertain tax positions related to fiscal years 2004 through 2010 during fiscal years 2011, 2010, and 2009 based on new information arising from events during the year that affected positions for those years. The Company also settled several income tax audits worldwide. The re-measurements and closure of audits included uncertain tax positions in Italy, Hong Kong, the United Kingdom, Australia, the Philippines, and the federal and certain state governments within the United States. The net effect of these re-measurements and closure of audits, statute of limitations lapses, provision to return adjustments, interest expense accruals, as well as other discrete items, resulted in the recognition of $9.1 million of income tax benefits in continuing operations during fiscal year 2011, $11.9 million of income tax benefits in continuing operations during fiscal year 2010 and $1.6 million of income tax benefits in continuing operations during fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year 2009. Tax years ranging from 2001 through 2011 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as Singapore, Canada, Finland, Germany, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

The components of (loss) income from continuing operations before income taxes were as follows for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
U.S.	$(145,298)	$(22,014)	$(38,569)
Non-U.S.	209,652	187,965	138,728
Total	$64,354	$165,951	$100,159

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended January 1, 2012
Federal	$18,309	$8,615	$26,924
State	3,397	(4,583)	(1,186)
Non-U.S.	41,765	(4,321)	37,444
Total	$63,471	$(289)	$63,182
Fiscal year ended January 2, 2011
Federal	$6,499	$(15,916)	$(9,417)
State	6,772	(2,988)	3,784
Non-U.S.	38,267	(5,591)	32,676
Total	$51,538	$(24,495)	$27,043
Fiscal year ended January 3, 2010
Federal	$(30,989)	$11,438	$(19,551)
State	1,762	2,628	4,390
Non-U.S.	33,532	8,327	41,859
Total	$4,305	$22,393	$26,698

The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Continuing operations	$63,182	$27,043	$26,698
Discontinued operations	(4,484)	96,593	3,308
Total	$58,698	$123,636	$30,006

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows for the fiscal years ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Tax at statutory rate	$22,526	$58,086	$35,054
Non-U.S. rate differential, net	(37,797)	(23,873)	(15,550)
U.S. taxation of multinational operations	1,487	4,032	8,618
State income taxes, net	(5,536)	4,745	7,338
Prior year tax matters	(9,079)	(11,891)	(1,590)
Estimated taxes on repatriation	79,662	—	—
Federal tax credits	(1,509)	(3,867)	(5,706)
Change in valuation allowance	11,364	(3,529)	(2,178)
Other, net	2,064	3,340	712
Total	$63,182	$27,043	$26,698

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 1, 2012 and January 2, 2011 were as follows:

	January 1, 2012	January 2, 2011
	(In thousands)
Deferred tax assets:
Inventory	$8,403	$8,477
Reserves and accruals	22,330	19,198
Accrued compensation	25,976	22,025
Net operating loss and credit carryforwards	207,916	103,590
Accrued pension	51,580	27,626
Restructuring reserve	6,695	4,994
Deferred revenue	27,840	20,262
All other, net	2,653	2,339
Total deferred tax assets	353,393	208,511
Deferred tax liabilities:
Postretirement health benefits	(2,955)	(3,018)
Depreciation and amortization	(247,284)	(139,312)
Repatriation accrual	(70,374)	(65,826)
Total deferred tax liabilities	(320,613)	(208,156)
Valuation allowance	(81,889)	(58,643)
Net deferred tax liabilities	$(49,109)	$(58,288)

At January 1, 2012, the Company had state net operating loss carryforwards of approximately $390.0 million, foreign net operating loss carryforwards of $176.6 million, state tax credit carryforwards of $9.6 million, general business tax credit carryforwards of $14.7 million, and foreign tax credit carryforwards of $7.9 million. These are subject to expiration in years ranging from 2012 to 2031, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At January 1, 2012, the Company also had U.S. federal net operating loss carryforwards of approximately $260.0 million and federal credit carryforwards of approximately $12.6 million as a result of acquisitions made during fiscal years 2007 through 2011. The Company acquired estimated utilizable U.S. federal loss carryforwards of $232.0 million as a result of the Caliper acquisition during fiscal year 2011. The utilization of these losses and credits is subject to annual limitations based on Section 382 of the Internal Revenue Code of 1986, as amended. These federal losses and credits will expire in fiscal years 2012 through 2030.

Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. Additionally, approximately $10.0 million of valuation allowances were provided on acquired tax attributes in connection with business combinations occurring in fiscal year 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current deferred tax assets of $16.3 million and $12.1 million were included in other current assets at January 1, 2012 and January 2, 2011, respectively. Current deferred tax liabilities of zero and $15.8 million were included in other current liabilities at January 1, 2012 and January 2, 2011, respectively. Long-term deferred tax liabilities of $65.4 million and $54.6 million were included in other long-term liabilities at January 1, 2012 and January 2, 2011, respectively.

The components of net deferred tax liabilities as of January 1, 2012 and January 2, 2011 were as follows:

	January 1, 2012	January 2, 2011
	(In thousands)
U.S.	$(37,308)	$(53,558)
Non-U.S.	(11,801)	(4,730)
Total	$(49,109)	$(58,288)

As a result of the sale of the IDS and Photoflash businesses in fiscal year 2010, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company planned to repatriate approximately $250.0 million of previously unremitted earnings and provided for the estimated taxes on the repatriation of those earnings. The impact of this tax provision in fiscal year 2010 was an increase to the Company’s tax provision of $65.8 million in discontinued operations. The Company utilized existing tax attributes to repatriate these earnings and minimize the cash taxes paid on the repatriation. As of January 1, 2012, the Company had completed the repatriation of the previously unremitted earnings of the IDS and Photoflash businesses, and reduced its estimated tax liability associated with the repatriation by approximately $6.7 million. This change in estimate was recorded as a credit to discontinued operations during fiscal year 2011.

As a result of the Caliper acquisition, the Company concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company plans to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, the Company recorded an increase to the Company’s tax provision of $79.7 million in continuing operations in fiscal year 2011. The Company expects to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation.

Taxes have not been provided for unremitted earnings that the Company continues to consider indefinitely reinvested, the determination of which is based on its future operational and capital requirements. The Company continues to maintain its indefinite reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings. As of January 1, 2012, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $330.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Note 7:	Earnings Per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the period less restricted unvested shares. Diluted earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding plus all potentially dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method. The following table reconciles the number of shares utilized in the earnings per share calculations for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Number of common shares—basic	112,976	117,109	116,250
Effect of dilutive securities:
Stock options	739	725	255
Restricted stock	149	148	85
Number of common shares—diluted	113,864	117,982	116,590
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	2,281	4,583	8,019

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $23.6 million and $23.7 million as of January 1, 2012 and January 2, 2011, respectively.

Note 9:	Inventories, Net

Inventories as of January 1, 2012 and January 2, 2011 consisted of the following:

	January 1, 2012	January 2, 2011
	(In thousands)
Raw materials	$72,913	$70,446
Work in progress	14,656	12,656
Finished goods	153,194	123,749
Total inventories, net	$240,763	$206,851

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of January 1, 2012 and January 2, 2011, consisted of the following:

	January 1, 2012	January 2, 2011
	(In thousands)
Land	$8,027	$8,058
Building and leasehold improvements	147,181	134,483
Machinery and equipment	296,745	274,294
Total property, plant and equipment	451,953	416,835
Accumulated depreciation	(277,386)	(255,015)
Total property, plant and equipment, net	$174,567	$161,820

Depreciation expense on property, plant and equipment for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 was $30.9 million, $28.4 million and $26.6 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of January 1, 2012 and January 2, 2011 consisted of the following:

	January 1, 2012	January 2, 2011
	(In thousands)
Marketable securities	$1,105	$1,178
Other investments	—	172
	$1,105	$1,350

Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity, was a $0.1 million loss at January 1, 2012 and $0.1 million gain at January 2, 2011. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of January 1, 2012 and January 2, 2011 consisted of the following:

	Market	Gross Unrealized Holding
	Value	Cost	Gains	(Losses)
		(In thousands)
January 1, 2012
Equity securities	$646	$843	$—	$(197)
Fixed-income securities	289	289	—	—
Other	170	231	—	(61)
	$1,105	$1,363	$—	$(258)
January 2, 2011
Equity securities	$772	$874	$—	$(102)
Fixed-income securities	262	261	1	—
Other	144	206	—	(62)
	$1,178	$1,341	$1	$(164)

Note 12:	Goodwill and Intangible Assets, Net

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

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 3, 2011, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place only when events have occurred that may give rise to an impairment. The Company recorded a charge of $3.0 million for the impairment of intangible assets during fiscal year 2011 within the Human Health segment for the full impairment of license agreements, that the Company no longer intends to use, relating to an acquisition in fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no impairment charges during fiscal years 2010 and 2009.

The changes in the carrying amount of goodwill for fiscal years 2011 and 2010 are as follows, which included changes related to acquisitions completed during fiscal years 2011 and 2010 and immaterial adjustments related to acquisitions completed prior to fiscal year 2009:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 3, 2010	$926,007	$493,478	$1,419,485
Foreign currency translation	(20,322)	(10,558)	(30,880)
Acquisitions, earn-outs and other	69,255	46,955	116,210
Balance at January 2, 2011	974,940	529,875	1,504,815
Foreign currency translation	1,776	(2,032)	(256)
Acquisitions, earn outs and other	413,855	175,212	589,067
Balance at January 1, 2012	$1,390,571	$703,055	$2,093,626

Identifiable intangible asset balances at January 1, 2012 by category and by business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$91,415	$16,022	$107,437
Less: Accumulated amortization	(70,204)	(14,984)	(85,188)
Net patents	21,211	1,038	22,249
Trade names and trademarks	32,203	3,011	35,214
Less: Accumulated amortization	(10,627)	(459)	(11,086)
Net trade names and trademarks	21,576	2,552	24,128
Licenses	71,373	8,500	79,873
Less: Accumulated amortization	(33,113)	(4,226)	(37,339)
Net licenses	38,260	4,274	42,534
Core technology	224,583	160,529	385,112
Less: Accumulated amortization	(116,159)	(96,675)	(212,834)
Net core technology	108,424	63,854	172,278
Customer relationships	236,343	80,439	316,782
Less: Accumulated amortization	(61,921)	(7,789)	(69,710)
Net customer relationships	174,422	72,650	247,072
IPR&D	2,431	4,700	7,131
Less: Accumulated amortization	(28)	(791)	(819)
Net IPR&D	2,403	3,909	6,312
Net amortizable intangible assets	366,296	148,277	514,573
Non-amortizable intangible assets:
Trade names and trademarks	57,338	89,696	147,034
Total	$423,634	$237,973	$661,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 2, 2011 by category and business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$91,502	$16,060	$107,562
Less: Accumulated amortization	(64,998)	(13,737)	(78,735)
Net patents	26,504	2,323	28,827
Trade names and trademarks	15,885	334	16,219
Less: Accumulated amortization	(8,042)	(201)	(8,243)
Net trade names and trademarks	7,843	133	7,976
Licenses	59,660	1,150	60,810
Less: Accumulated amortization	(33,420)	(284)	(33,704)
Net licenses	26,240	866	27,106
Core technology	160,496	150,061	310,557
Less: Accumulated amortization	(100,874)	(86,415)	(187,289)
Net core technology	59,622	63,646	123,268
Customer relationships	131,812	9,019	140,831
Less: Accumulated amortization	(48,194)	(5,694)	(53,888)
Net customer relationships	83,618	3,325	86,943
IPR&D	199	3,300	3,499
Less: Accumulated amortization	(11)	(394)	(405)
Net IPR&D	188	2,906	3,094
Net amortizable intangible assets	204,015	73,199	277,214
Non-amortizable intangible assets:
Trade names and trademarks	57,338	89,696	147,034
Total	$261,353	$162,895	$424,248

Total amortization expense related to finite-lived intangible assets was $80.0 million in fiscal year 2011, $60.7 million in fiscal year 2010 and $54.1 million in fiscal year 2009. Estimated amortization expense related to finite-lived intangible assets for each of the next five years is $89.3 million in fiscal year 2012, $85.5 million in fiscal year 2013, $77.7 million in fiscal year 2014, $62.9 million in fiscal year 2015, and $52.3 million in fiscal year 2016.

Note 13:	Debt

Senior Unsecured Revolving Credit Facility. On December 16, 2011, the Company entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016, and amends and restates in its entirety the senior credit agreement dated as of August 13, 2007. As of January 1, 2012, undrawn letters of credit in the aggregate amount of $13.0 million are treated as issued and outstanding under the senior unsecured revolving credit facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of January 1, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of January 1, 2012 was 0.28%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.58%. The Company had $298.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of January 1, 2012, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in the Company's previous senior revolving credit agreement. The Company's amended and restated senior unsecured revolving credit facility includes two financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable if the Company's credit rating is down-graded below investment grade.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6% Senior Unsecured Notes due 2015. On May 30, 2008, the Company issued $150.0 million aggregate principal amount of senior unsecured notes due 2015 (the “2015 Notes”) in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. The Company may redeem some or all of the 2015 Notes at any time, at its option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable if the Company's credit rating is down-graded below investment grade.

5% Senior Unsecured Notes due 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due 2021 in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

The following table summarizes the maturities of the Company’s indebtedness as of January 1, 2012:

	Sr. Unsecured Revolving Credit Facility Maturing 2016	6.0% Sr. Notes Maturing 2015	5.0% Sr. Notes Maturing 2021(1)	Total
	(In thousands)
2012	$—	$—	$—	$—
2013	—	—	—	—
2014	—	—	—	—
2015	—	150,000	—	150,000
2016	298,000	—	—	298,000
Thereafter	—	—	500,000	500,000
Total	$298,000	$150,000	$500,000	$948,000
____________________________

(1)	As of January 1, 2012 the 2021 Notes had a carrying value of $496.9 million.

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of January 1, 2012 and January 2, 2011 consisted of the following:

	January 1, 2012	January 2, 2011
	(In thousands)
Payroll and incentives	$59,862	$42,475
Employee benefits	39,618	36,183
Deferred revenue	139,741	96,534
Federal, non-U.S. and state income taxes	36,538	24,428
Other accrued operating expenses	135,767	123,418
Total accrued expenses and other current liabilities	$411,526	$323,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees. Effective February 1, 2011, all employees receive matching contributions in the amount equal to 100% of the first 5% of eligible compensation up to applicable Internal Revenue Service limits as active pension accruals ceased effective January 31, 2011. Savings plan expense was $10.6 million in each of the fiscal years 2011, 2010, and 2009.

Change in Accounting for Pension and Other Postretirement Benefits:    See Note 1 to the consolidated financial statements regarding the change in accounting for the Company's pension and postretirement benefit plans in fiscal year 2011.

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

Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Service cost	$3,880	$4,778	$4,607
Interest cost	25,169	24,894	25,012
Expected return on plan assets	(22,534)	(20,451)	(17,469)
Curtailment gain	—	(6,489)	—
Actuarial loss	64,005	756	7,484
Amortization of prior service cost	(221)	(187)	(173)
Net periodic pension cost	$70,299	$3,301	$19,461

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 1, 2012 and January 2, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012		January 2, 2011
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$221,096	$297,001	$216,320	$249,591
Change in benefit obligations:
Projected benefit obligations at beginning of year	$226,117	$249,591	$235,227	$249,085
Service cost	2,620	1,260	2,586	2,192
Interest cost	12,136	13,033	11,583	13,311
Benefits paid and plan expenses	(12,146)	(16,916)	(9,476)	(14,903)
Participants’ contributions	478	—	485	—
Plan amendments	—	—	—	—
Plan curtailment	—	—	(984)	(5,569)
Plan settlement	—	—	(4,102)	—
Actuarial loss	99	50,033	4,577	5,475
Effect of exchange rate changes	2,021	—	(13,779)	—
Projected benefit obligations at end of year	$231,325	$297,001	$226,117	$249,591
Change in plan assets:
Fair value of plan assets at beginning of year	$95,660	$203,825	$86,087	$169,505
Actual return on plan assets	547	8,113	10,527	19,223
Benefits paid and plan expenses	(12,146)	(16,916)	(9,476)	(14,903)
Employer’s contributions	11,549	—	15,161	30,000
Participants’ contributions	478	—	485	—
Plan settlement	—	—	(4,102)	—
Effect of exchange rate changes	1,748	—	(3,022)	—
Fair value of plan assets at end of year	97,836	195,022	95,660	203,825
Net amount recognized in the consolidated balance sheets	$133,489	$101,979	$130,457	$45,766
Net amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$6,587	$—	$6,506	$—
Noncurrent liabilities	126,902	101,979	123,951	$45,766
Net amounts recognized in the consolidated balance sheets	$133,489	$101,979	$130,457	$45,766
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(2,272)	$—	$(2,419)	$—
Net amounts recognized in accumulated other comprehensive income	$(2,272)	$—	$(2,419)	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.91%	4.10%	5.14%	5.30%
Rate of compensation increase	3.22%	3.50%	3.42%	3.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012		January 2, 2011		January 3, 2010
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	5.14%	5.30%	5.29%	5.50%	5.77%	5.75%
Rate of compensation increase	3.42%	3.50%	3.39%	3.50%	3.14%	3.50%
Expected rate of return on assets	6.70%	8.10%	7.20%	8.50%	6.50%	8.50%

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of January 1, 2012 and January 2, 2011, and target asset allocations for the fiscal year 2012 are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 30, 2012		January 1, 2012		January 2, 2011
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	50-60%	68%	57%	70%	57%
Debt securities	25-35%	40-50%	31%	40%	30%	38%
Other	0%	0-5%	1%	3%	0%	5%
Total	100%	100%	100%	100%	100%	100%

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

The Company's discount rate assumptions are derived from a range of factors, including a yield curve composed of the rates of return on high-quality fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

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

The fair values of the Company’s pension plan assets as of January 1, 2012 and January 2, 2011 by asset category, classified in the three levels of inputs described in Note 21 to the consolidated financial statements are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,754	$6,754	$—	$—
Equity Securities:
U.S. large-cap	36,651	36,651	—	—
International large-cap value	30,567	30,567	—	—
U.S. small cap	2,942	2,942	—	—
Emerging markets growth	9,570	9,570	—	—
Equity index funds	66,320	—	66,320	—
Domestic real estate funds	5,120	5,120	—	—
Commodity funds	7,515	7,515	—	—
Fixed income securities:
Corporate debt instruments-preferred	371	—	371	—
Corporate and U.S. debt instruments	63,764	19,777	43,987	—
Corporate bonds	20,121	—	20,121	—
High yield bond funds	13,206	13,206	—	—
Other types of investments:
Multi-strategy hedge funds	19,285	—	—	19,285
Venture capital funds	7	—	—	7
Non U.S. government index linked bonds	10,665	—	10,665	—
Total assets measured at fair value	$292,858	$132,102	$141,464	$19,292

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$11,173	$11,173	$—	$—
Equity Securities:
U.S. large-cap	36,569	36,569	—	—
International large-cap value	31,902	31,902	—	—
U.S. small cap	3,407	3,407	—	—
Emerging markets growth	8,008	8,008	—	—
Equity index funds	68,850	—	68,850	—
Domestic real estate funds	10,977	10,977	—	—
Commodity funds	4,781	4,781	—	—
Fixed income securities:
U.S. Treasury securities	2,437	2,437	—	—
Corporate debt instruments-preferred	372	—	372	—
Corporate debt instruments	58,608	—	58,608	—
Corporate bonds	17,312	—	17,312	—
High yield bond funds	15,922	15,922	—	—
Other types of investments:
Multi-strategy hedge funds	20,073	—	—	20,073
Venture capital funds	14	—	—	14
Non U.S. government index linked bonds	8,487	—	8,487	—
DC units	593	—	593	—
Total assets measured at fair value	$299,485	$125,176	$154,222	$20,087

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

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2011, 2010, and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 28, 2008	$42,396	$23,523	$—	$65,919
Realized losses	(7,982)	(2,116)	—	(10,098)
Unrealized gains	15,009	5	—	15,014
Purchases, issuances, and settlements	(36,409)	(21)	—	(36,430)
Transfers out of Level 3	(915)	(21,304)	—	(22,219)
Balance at January 3, 2010	12,099	87	—	12,186
Realized gains (losses)	20	(92)	—	(72)
Unrealized gains	—	113	151	264
Purchases, issuances, and settlements	(12,119)	(94)	19,922	7,709
Balance at January 2, 2011	—	14	20,073	20,087
Realized losses	—	—	(84)	(84)
Unrealized losses	—	(7)	(704)	(711)
Purchases, issuances, and settlements	—	—	—	—
Balance at January 1, 2012	$—	$7	$19,285	$19,292

The Company expects to contribute approximately $16.0 million to the U.S. pension plan during fiscal year 2012. With respect to non-U.S. plans, the Company expects to contribute approximately $11.1 million in fiscal year 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2012	$10,521	$15,725
2013	11,288	15,955
2014	11,281	16,302
2015	11,758	16,517
2016	11,849	16,766
2017-2021	63,474	87,267

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 1, 2012 and January 2, 2011, the projected benefit obligations were $22.3 million and $19.1 million, respectively. Assets with a fair value of $0.2 million and $0.1 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of January 1, 2012 and January 2, 2011, respectively. Pension expense for this plan was approximately $4.9 million in fiscal year 2011, $2.7 million in fiscal year 2010 and $3.0 million in fiscal year 2009.

Postretirement Medical Plans:    The Company provides healthcare benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. The majority of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. employees become eligible for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities and are available only to pay retiree health benefits.

Net periodic postretirement medical benefit credit included the following components for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Service cost	$85	$102	$98
Interest cost	163	204	211
Expected return on plan assets	(884)	(832)	(759)
Curtailment gain	—	(690)	—
Actuarial loss (gain)	705	(653)	(348)
Amortization of prior service cost	(253)	(315)	(315)
Net periodic postretirement medical benefit credit	$(184)	$(2,184)	$(1,113)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of January 1, 2012 and January 2, 2011.

	January 1, 2012	January 2, 2011
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$1,618	$1,833
Active employees eligible to retire	294	453
Other active employees	1,447	1,778
Accumulated benefit obligations at beginning of year	3,359	4,064
Service cost	85	102
Interest cost	163	204
Benefits paid	(220)	(251)
Curtailment	—	(628)
Actuarial (gain) loss	432	(132)
Change in accumulated benefit obligations during the year	460	(705)
Retirees	1,475	1,618
Active employees eligible to retire	431	294
Other active employees	1,913	1,447
Accumulated benefit obligations at end of year	3,819	3,359
Change in plan assets:
Fair value of plan assets at beginning of year	11,020	9,918
Actual return on plan assets	391	1,102
Benefits paid	—	—
Fair value of plan assets at end of year	11,411	11,020
Net amounts recognized in the consolidated balance sheets	$(7,592)	$(7,661)
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$(7,592)	$(7,661)
Net amounts recognized in the consolidated balance sheets	$(7,592)	$(7,661)
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$(253)
Net amounts recognized in accumulated other comprehensive income	$—	$(253)
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.00%	5.30%

	January 1, 2012	January 2, 2011	January 3, 2010
Actuarial assumptions used to determine net cost during the year:
Discount rate	5.30%	5.50%	5.75%
Expected rate of return on assets	8.10%	8.50%	8.50%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s plan assets at January 1, 2012 and January 2, 2011 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$349	$349	$—	$—
Equity Securities:
U.S. large-cap	2,144	2,144	—	—
International large-cap value	1,789	1,789	—	—
U.S. small cap	172	172	—	—
Emerging markets growth	560	560	—	—
Domestic real estate funds	300	300	—	—
Commodity funds	440	440	—	—
Fixed income securities:
Corporate debt instruments-preferred	22	—	22	—
Corporate and U.S. debt instruments	3,732	1,158	2,574	—
High yield bond funds	773	773	—	—
Other types of investments:
Multi-strategy hedge funds	1,129	—	—	1,129
Venture capital funds	1	—	—	1
Total assets measured at fair value	$11,411	$7,685	$2,596	$1,130

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$577	$577	$—	$—
Equity Securities:
U.S large-cap	1,978	1,978	—	—
International large-cap value	1,725	1,725	—	—
U.S. small cap	184	184	—	—
Emerging markets growth	433	433	—	—
Domestic real estate funds	594	594	—	—
Commodity funds	259	259	—	—
Fixed income securities:
U.S. Treasury securities	132	132	—	—
Corporate debt instruments-preferred	20	—	20	—
Corporate debt instruments	3,170	—	3,170	—
High yield bond funds	861	861	—	—
Other types of investments:
Multi-strategy hedge funds	1,086	—	—	1,086
Venture capital funds	1	—	—	1
Total assets measured at fair value	$11,020	$6,743	$3,190	$1,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2011, 2010, and 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 28, 2008	$2,481	$1,376	$—	$3,857
Realized losses	(467)	(124)	—	(591)
Unrealized gains	878	—	—	878
Purchases, issuances, and settlements	(2,130)	(1)	—	(2,131)
Transfers out of Level 3	(54)	(1,246)	—	(1,300)
Balance at January 3, 2010	708	5	—	713
Realized losses	(53)	(5)	—	(58)
Unrealized gains	—	6	8	14
Purchases, issuances, and settlements	(655)	(5)	1,078	418
Balance at January 2, 2011	—	1	1,086	1,087
Realized gains	—	—	84	84
Unrealized losses	—	—	(41)	(41)
Purchases, issuances, and settlements	—	—	—	—
Balance at January 1, 2012	$—	$1	$1,129	$1,130

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2012	$219
2013	219
2014	225
2015	228
2016	231
2017-2021	1,241

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions are funded by the Company. The obligations related to the deferred compensation plan totaled $0.9 million at both January 1, 2012 and January 2, 2011.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.7 million as of January 1, 2012, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at January 1, 2012 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 17:	Warranty Reserves

The Company provides warranty protection for certain products usually for periods one year beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. A summary of warranty reserve activity for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Balance at December 28, 2008	$8,479
Provision charged to income	13,832
Payments	(13,901)
Adjustments to previously provided warranties, net	366
Foreign currency and acquisitions	134
Balance at January 3, 2010	8,910
Provision charged to income	13,022
Payments	(13,082)
Adjustments to previously provided warranties, net	(596)
Foreign currency and acquisitions	(4)
Balance at January 2, 2011	8,250
Provision charged to income	15,001
Payments	(15,154)
Adjustments to previously provided warranties, net	926
Foreign currency and acquisitions	1,389
Balance at January 1, 2012	$10,412

Note 18:	Stock Plans

Stock-Based Compensation:

In addition to the Company’s Employee Stock Purchase Plan, the Company formerly had three stock-based compensation plans, the Amended and Restated 2001 Incentive Plan, the 2005 Incentive Plan and the Amended and Restated Life Sciences Incentive Plan (collectively the “Prior Plans”), under which the Company’s common stock was made available for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. On April 28, 2009, the Company’s shareholders approved the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were cancelled or forfeited without the shares being issued, are authorized for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs. The 2009 Plan replaced the Prior Plans. Awards granted under the Prior Plans prior to the approval of the 2009 Plan remain outstanding.

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2011, 2010, and 2009:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cost of product and service revenue	$1,139	$882	$1,173
Research and development expenses	583	518	413
Selling, general and administrative and other expenses	13,760	11,151	11,202
Continuing operations stock-based compensation expense	15,482	12,551	12,788
Discontinued operations stock-based compensation expense	—	1,214	1,048
Total stock-based compensation expense	$15,482	$13,765	$13,836

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $5.1 million in fiscal year 2011, $4.7 million in fiscal year 2010 and $4.8 million in fiscal year 2009. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of both January 1, 2012 and January 2, 2011. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was $9.3 million in fiscal year 2011, $2.4 million in fiscal year 2010 and $0.2 million in fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options:    The Company has granted options to purchase common shares at prices equal to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options are generally exercisable in equal annual installments over a period of three years, and will generally expire seven years after the date of grant. Options replaced in association with business combination transactions are issued with the same terms of the respective plans under which they were originally issued.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated primarily based on the historical volatility of the Company’s stock. The average expected life was based on the contractual term of the option and historic exercise experience. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model are as follows for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
Risk-free interest rate	1.9%	1.8%	1.6%
Expected dividend yield	1.1%	1.4%	1.9%
Expected lives	4 years	4 years	4 years
Expected stock volatility	38.1%	37.5%	35.0%

The following table summarizes stock option activity for the three fiscal years ended January 1, 2012:

	January 1, 2012		January 2, 2011		January 3, 2010
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	6,983	$21.86	8,415	$21.27	9,424	$24.81
Granted	847	24.20	784	21.16	2,254	13.26
Exercised	(1,138)	20.86	(1,543)	18.82	(459)	13.59
Canceled	(1,237)	30.29	(267)	25.19	(2,601)	28.50
Forfeited	(109)	18.27	(406)	17.67	(203)	21.27
Outstanding at end of year	5,346	$20.57	6,983	$21.86	8,415	$21.27
Exercisable at end of year	3,549	$20.74	4,787	$23.78	4,909	$23.95

The aggregate intrinsic value for stock options outstanding at January 1, 2012 was $8.6 million with a weighted-average remaining contractual term of 3.6 years. The aggregate intrinsic value for stock options exercisable at January 1, 2012 was $5.4 million with a weighted-average remaining contractual term of 2.6 years. At January 1, 2012, there were 4.9 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $7.8 million and a weighted-average remaining contractual term of 3.6 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2011, 2010, and 2009 was $7.03, $5.99, and $3.33, respectively. The total intrinsic value of options exercised during fiscal years 2011, 2010, and 2009 was $6.9 million, $6.1 million, and $2.0 million, respectively. Cash received from option exercises for fiscal years 2011, 2010, and 2009 was $23.7 million, $29.0 million, and $6.2 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $4.5 million in fiscal year 2011, $6.6 million in fiscal year 2010 and $8.7 million in fiscal year 2009.

There was $4.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of January 1, 2012. This cost is expected to be recognized over a weighted-average period of 1.7 years, and will be adjusted for any future changes in estimated forfeitures.

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

The following table summarizes the restricted stock awards activity for the three fiscal years ended January 1, 2012:

	January 1, 2012		January 2, 2011		January 3, 2010
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	578	$22.00	451	$22.49	321	$24.54
Granted	460	26.31	413	21.20	283	13.24
Vested	(272)	23.96	(147)	20.45	(118)	15.45
Forfeited	(94)	24.58	(139)	21.17	(35)	23.80
Nonvested at end of year	672	$23.62	578	$22.00	451	$22.49

The weighted-average per-share grant-date fair value of restricted stock awards granted during fiscal years 2011, 2010, and 2009 was $26.31, $21.20, and $13.24, respectively. The fair value of restricted stock awards vested during fiscal years 2011, 2010, and 2009 was $6.5 million, $3.0 million, and $1.8 million, respectively. The total compensation expense recognized related to the restricted stock awards was $6.5 million in fiscal year 2011, $4.3 million in fiscal year 2010 and $2.3 million in fiscal year 2009.

As of January 1, 2012, there was $9.3 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 fiscal years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 89,828 performance units, 129,879 performance units, and 205,900 performance units during fiscal years 2011, 2010, and 2009, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2011, 2010, and 2009 was $26.71, $20.89, and $13.17, respectively. The total compensation expense related to these performance units was $3.7 million, $2.0 million, and $2.1 million for fiscal years 2011, 2010, and 2009, respectively. As of January 1, 2012, there were 346,308 performance units outstanding subject to forfeiture, with a corresponding liability of $8.4 million recorded in accrued expenses.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual equity award. For fiscal years 2011, 2010, and 2009 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The shares are granted in May following the annual meeting of shareholders, on the third business day after the Company’s first quarter earnings release. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2011, 2010, and 2009, each non-employee Director was awarded 3,544 shares, 4,337 shares, and 5,790 shares, respectively. The weighted-average per-share grant-date fair value of stock awards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted during fiscal years 2011, 2010, and 2009 was $28.22, $23.06, and $17.27, respectively. The total compensation expense recognized related to these stock awards was $0.8 million in each of the fiscal years 2011, 2010, and 2009.

Employee Stock Purchase Plan:    In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2011, the Company issued 102,970 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $21.33 per share. During fiscal year 2010, the Company issued 85,607 shares under this plan at a weighted-average price of $21.80 per share. During fiscal year 2009, the Company issued 195,406 shares under this plan at a weighted-average price of $16.05 per share. At January 1, 2012 there remains available for sale to employees an aggregate of 1.2 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 19:	Stockholders’ Equity

Comprehensive Income (Loss):
The components of accumulated other comprehensive income consist of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Unrealized and Realized (Losses) Gains on Derivatives, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 28, 2008	$83,105	$3,348	$(368)	$(7,676)	$78,409
Current year change	4,937	(273)	204	1,196	6,064
Balance, January 3, 2010	88,042	3,075	(164)	(6,480)	84,473
Current year change	(33,692)	(1,013)	64	1,196	(33,445)
Balance, January 2, 2011	54,350	2,062	(100)	(5,284)	51,028
Current year change	1,814	107	(59)	1,196	3,058
Balance, January 1, 2012	$56,164	$2,169	$(159)	$(4,088)	$54,086

The tax effects on the foreign currency translation component of other comprehensive income (loss) have historically been minimal due to the Company’s position that undistributed earnings of foreign subsidiaries are indefinitely reinvested. During fiscal year 2010, as a result of the sale of the IDS and Photoflash businesses, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company repatriated approximately $250.0 million of cash and provided for the estimated taxes on the repatriation of those earnings. During fiscal year 2011, as a result of the Caliper acquisition, the Company concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company plans to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. Taxes have not been provided for unremitted earnings that the Company continues to consider indefinitely reinvested, which is based on its future operational and capital requirements.

Stock Repurchase Program:
On October 23, 2008, the Company announced that the Board authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2011, the Company repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. During fiscal year 2010, the Company repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. During fiscal year 2009, the Company repurchased approximately 1.0 million shares of common stock in the open market at an aggregate cost of $14.2 million, including commissions, under the Repurchase Program. As of January 1, 2012, approximately 6.0 million shares of common stock remained available for repurchase from the 15.0 million shares authorized by the Board under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During fiscal year 2011, the Company repurchased 84,243 shares of common stock for this purpose at an aggregate cost of $2.2 million. During fiscal year 2010, the Company repurchased 57,551 shares of common stock for this purpose at an aggregate cost of $1.3 million. During fiscal year 2009, the Company repurchased 28,890 shares of common stock for this purpose at an aggregate cost of $0.4 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared regular quarterly cash dividends of $0.07 per share in each quarter of fiscal year 2011 and in each quarter of fiscal year 2010. At January 1, 2012, the Company has accrued $7.9 million for dividends declared prior to year end. On January 27, 2012, the Company announced that the Board had declared the quarterly dividend of $0.07 per share that will be payable in May 2012. In the future, the Board may reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 20:	Derivatives and Hedging Activities

The Company uses derivative instruments as part of its risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties. The Company does not enter into derivative contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments. Approximately 62% of the Company’s business is conducted outside of the United States, generally in foreign currencies. The fluctuations in foreign currency can increase the costs of financing, investing and operating the business. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures.

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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY), and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $268.9 million at January 1, 2012 and $107.3 million at January 2, 2011, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during fiscal years 2011, 2010, and 2009.

In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of January 1, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $4.1 million, net of taxes of $2.7 million. The Company amortized $2.0 million into interest expense during each of the fiscal years 2011, 2010, and 2009.

Note 21:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2011 and 2010. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of January 1, 2012 and January 2, 2011 classified in one of the three classifications described above:

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,105	$1,105	$—	$—
Foreign exchange derivative liabilities, net	(213)	—	(213)	—
Contingent consideration	(20,298)	—	—	(20,298)

	Fair Value Measurements at January 2, 2011 Using:
	Total Carrying Value at January 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,178	$1,178	$—	$—
Foreign exchange derivative liabilities, net	(84)	—	(84)	—
Contingent consideration	(1,731)	—	—	(1,731)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has classified its net liabilities for contingent consideration relating to its acquisitions of chemagen, ArtusLabs, IDB, Dexela and Sym-Bio LifeScience Co., Ltd. within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included in Note 2. A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

(In thousands)
Balance at December 28, 2008	$—
Acquisitions	(4,437)
Payments	—
Change in fair value (included within selling, general and administrative expenses)	186
Balance at January 3, 2010	(4,251)
Acquisitions	—
Payments	2,717
Change in fair value (included within selling, general and administrative expenses)	(197)
Balance at January 2, 2011	(1,731)
Acquisitions	(20,131)
Payments	1,908
Change in fair value (included within selling, general and administrative expenses)	(344)
Balance at January 1, 2012	$(20,298)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

The Company’s senior unsecured revolving credit facility, with a $700.0 million available limit, the Company’s 2015 Notes, with a face value of $150.0 million, and the Company’s 2021 Notes, with a face value of $500.0 million, had carrying values as of January 1, 2012 of $298.0 million, $150.0 million and $496.9 million, respectively. As of January 2, 2011 the Company’s senior unsecured revolving credit facility had an outstanding balance of $274.0 million, and the Company’s 2015 Notes had an outstanding balance $150.0 million.

The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2011. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value. The fair values of the 2015 Notes and the 2021 Notes are estimated using market quotes from brokers or is based on current rates offered for similar debt. At January 1, 2012, the 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $165.7 million. At January 2, 2011, the 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $166.8 million. At January 1, 2012, the 2021 Notes had an aggregate carrying value of $496.9 million, net of $3.1 million of unamortized original issue discount, and a fair value of $518.3 million.

As of January 1, 2012, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2011, 2010, and 2009 amounted to $49.1 million, $46.8 million, and $36.2 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $50.2 million in fiscal year 2012, $35.6 million in fiscal year 2013, $26.4 million in fiscal year 2014, $21.1 million in fiscal year 2015, $15.3 million in fiscal year 2016 and $52.2 million in fiscal year 2017 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Environmental Health.    Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets.

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the expense related to mark-to-market and curtailments on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

Revenue and operating income (loss), excluding discontinued operations, by reporting segment are shown in the table below for the fiscal years ended:

	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Human Health
Product revenue	$754,046	$672,217	$615,838
Service revenue	133,140	124,093	115,811
Total revenue	887,186	796,310	731,649
Operating income from continuing operations	99,306	97,855	80,167
Environmental Health
Product revenue	565,464	489,525	442,015
Service revenue	468,637	418,511	377,102
Total revenue	1,034,101	908,036	819,117
Operating income from continuing operations	99,341	95,090	76,356
Corporate
Operating loss from continuing operations(1)	(107,519)	(35,377)	(40,577)
Continuing Operations
Product revenue	$1,319,510	$1,161,742	$1,057,853
Service revenue	601,777	542,604	492,913
Total revenue	1,921,287	1,704,346	1,550,766
Operating income from continuing operations	91,128	157,568	115,946
Interest and other expense (income), net (see Note 5)	26,774	(8,383)	15,787
Income from continuing operations before income taxes	$64,354	$165,951	$100,159
____________________________

(1)
The expense related to mark-to-market and curtailments on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax loss of $67.9 million in fiscal year 2011, a pre-tax loss of $0.2 million in fiscal year 2010, and a pre-tax loss of $6.4 million in fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended January 1, 2012:

	Depreciation and Amortization Expense			Capital Expenditures
	January 1, 2012	January 2, 2011	January 3, 2010	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)			(In thousands)
Human Health	$69,746	$61,346	$54,287	$15,395	$17,341	$17,945
Environmental Health	39,480	26,284	24,272	13,190	15,005	5,684
Corporate	1,695	1,533	2,203	2,007	1,300	1,887
Continuing operations	$110,921	$89,163	$80,762	$30,592	$33,646	$25,516
Discontinued operations	$—	$10,177	$12,377	$—	$9,090	$7,073

Additional information relating to the Company’s reporting segments is as follows for the fiscal years ended:

	Total Assets
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Human Health	$2,233,325	$1,772,524	$1,656,305
Environmental Health	1,569,490	1,375,992	1,164,474
Corporate	31,181	60,203	27,516
Net current and long-term assets of discontinued operations	202	227	210,459
Total assets	$3,834,198	$3,208,946	$3,058,754
The following geographic area information for continuing operations includes revenue based on location of external customer for the three fiscal years ended January 1, 2012 and net long-lived tangible assets based on physical location as of January 1, 2012 and January 2, 2011:

	Revenue
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
U.S.	$728,628	$669,935	$596,345
International:
China	164,005	131,541	104,313
United Kingdom	102,366	97,204	104,368
Germany	113,472	91,687	95,418
France	85,395	82,288	76,522
Japan	89,977	75,678	68,858
Italy	74,925	67,433	68,861
Other international	562,519	488,580	436,081
Total international	1,192,659	1,034,411	954,421
Total sales	$1,921,287	$1,704,346	$1,550,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Long-Lived Assets
	January 1, 2012	January 2, 2011
	(In thousands)
U.S.	$147,883	$126,575
International:
China	22,145	21,111
Finland	12,833	14,046
Singapore	5,663	5,694
Netherlands	4,074	3,343
Italy	3,288	3,019
Canada	2,747	1,980
Japan	2,552	2,667
United Kingdom	2,508	2,830
Germany	2,225	2,412
Other international	11,479	11,561
Total international	69,514	68,663
Total net long-lived assets	$217,397	$195,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter(2)(6)	Second Quarter(3)(7)	Third Quarter(4)(8)	Fourth Quarter(5)(9)	Year
	(In thousands, except per share data)
January 1, 2012(1)
Revenue	$447,864	$479,491	$453,740	$540,192	$1,921,287
Gross profit	200,997	209,620	200,161	239,801	850,579
Restructuring and contract termination charges, net	—	3,340	—	10,112	13,452
Operating income from continuing operations	41,431	39,419	36,135	(25,857)	91,128
Income from continuing operations before income taxes	35,675	35,148	32,219	(38,688)	64,354
Income from continuing operations	27,291	29,101	28,004	(83,224)	1,172
Net income	24,913	29,761	36,622	(83,641)	7,655
Basic earnings per share:
Continuing operations	$0.24	$0.26	$0.25	$(0.74)	$0.01
Net income	0.22	0.26	0.32	(0.74)	0.07
Diluted earnings per share:
Continuing operations	$0.24	$0.26	$0.25	$(0.74)	$0.01
Net income	0.22	0.26	0.32	(0.74)	0.07
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28

January 2, 2011(1)
Revenue	$393,620	$421,613	$419,143	$469,970	$1,704,346
Gross profit	176,132	189,941	186,485	208,676	761,234
Restructuring and contract termination charges, net	—	9,833	—	9,130	18,963
Operating income from continuing operations	31,888	34,319	42,513	48,848	157,568
Income from continuing operations before income taxes	28,766	55,972	35,833	45,380	165,951
Income from continuing operations	20,526	47,940	27,304	43,138	138,908
Net income	25,216	58,549	14,290	292,928	390,983
Basic earnings per share:
Continuing operations	$0.18	$0.41	$0.23	$0.37	$1.19
Net income	0.22	0.50	0.12	2.52	3.34
Diluted earnings per share:
Continuing operations	$0.17	$0.41	$0.23	$0.37	$1.18
Net income	0.21	0.49	0.12	2.49	3.31
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28
____________________________

(1)
Amounts adjusted for the changes in the Company's methods of recognizing defined benefit pension and other postretirement benefit costs. See Note 1 to the consolidated financial statements for a discussion of the changes and the impact of the changes for the fiscal years 2011 and 2010.

(2)
For the first quarter of fiscal year 2011 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased Gross profit by $0.8 million, Operating income from continuing operations by $2.1 million, Net income by $1.4 million, Basic earnings per share by $0.01 and Diluted earnings per share by $0.01.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)
For the second quarter of fiscal year 2011 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased Gross profit by $0.6 million, Operating income from continuing operations by $1.9 million, Net income by $1.2 million, Basic earnings per share by $0.01 and Diluted earnings per share by $0.01.

(4)
For the third quarter of fiscal year 2011 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased Gross profit by $0.6 million, Operating income from continuing operations by $1.9 million, Net income by $1.3 million, Basic earnings per share by $0.01 and Diluted earnings per share by $0.01.

(5)
The fourth quarter of fiscal year 2011 includes $67.9 million of defined benefit pension and other postretirement benefit expenses as a result of the mark-to-market adjustments. See Note 1 to the consolidated financial statements in this annual report on Form 10-K for a discussion of this accounting policy. The fourth quarter of fiscal year 2011 also includes a tax provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

(6)
For the first quarter of fiscal year 2010 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased Gross profit by $0.9 million, Operating income from continuing operations by $1.3 million, Income from continuing operations by $0.9 million, Net income by $0.8 million, Basic earnings per share by $0.01 and Diluted earnings per share by $0.01.

(7)
For the second quarter of fiscal year 2010 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased Gross profit by $0.7 million, Operating income from continuing operations by $1.1 million, Income from continuing operations by $0.8 million, Net income by $0.9 million, Basic earnings per share by $0.01 and Diluted earnings per share by $0.01.

(8)
For the third quarter of fiscal year 2010 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased Gross profit by $0.7 million, Operating income from continuing operations by $1.1 million, Income from continuing operations by $0.8 million, Net income by $0.9 million, Basic earnings per share by $0.01 and Diluted earnings per share by $0.01.

(9)
For the fourth quarter of fiscal year 2010 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased Gross profit by $0.3 million, Operating income from continuing operations by $0.5 million, Income from continuing operations by $0.6 million, Net income by $4.4 million, Basic earnings per share by $0.04 and Diluted earnings per share by $0.04. The fourth quarter of fiscal year 2010 includes $0.2 million of defined benefit pension and other postretirement benefit expenses as a result of the mark-to-market and curtailment adjustments. See Note 1 to the consolidated financial statements in this annual report on Form 10-K for a discussion of this accounting policy. The fourth quarter of fiscal year 2010 also includes a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, as a result of the sale of our IDS business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2012. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of January 1, 2012, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2012 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's changes of its methods of recognizing defined benefit pension and other postretirement benefit costs and the Company's change in the presentation of comprehensive income to reflect the requirements of Financial Accounting Standards Board Accounting Standards Update 2011-5, Comprehensive Income (Topic 220) as amended.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2012

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2012 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended January 1, 2012

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended January 1, 2012

Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 1, 2012

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 1, 2012

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
2.1(1)
Agreement and Plan of Merger, dated September 7, 2011, by and among PerkinElmer, Inc., PerkinElmer Hopkinton Co. and Caliper Life Sciences, Inc., filed with the Commission on September 13, 2011 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

3.1	PerkinElmer, Inc.'s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.'s Amended and Restated By-Laws, filed with the Commission on April 28, 2009 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1
Specimen Certificate of PerkinElmer, Inc.'s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

4.2
Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.1 to our current report on Form 8-K and herein incorporated by reference.

4.3
Supplemental Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.2 to our current report on Form 8-K and herein incorporated by reference.

4.4	Second Supplemental Indenture dated as of December 22, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, attached hereto as Exhibit 4.4

10.1
Second Amended and Restated Credit Agreement, dated as of December 16, 2011, among PerkinElmer, Inc., Wallac Oy, and PerkinElmer Health Sciences, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Capital as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto, filed with the Commission on December 21, 2011 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.2
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

10.3*	Employment Contracts:

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

(3) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

(4) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(5) Employment Agreement by and between PerkinElmer, Inc. and John R. Letcher dated as of February 1, 2010, filed with the Commission on March 1, 2010 as Exhibit 10.4(9) to our annual report on Form 10-K and herein incorporated by reference;

(6) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K and herein incorporated by reference:

	Executive Officer	Date
	Joel S. Goldberg John R. Letcher Daniel R. Marshak Frank Anders Wilson	December 3, 2010 December 13, 2010 December 17, 2010 December 21, 2010

(7) Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of April 26, 2011, filed with the Commission on April 29, 2011 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.5*	PerkinElmer, Inc.'s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.7*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.8*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K and herein incorporated by reference.

10.9*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.10*	PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

10.11*
PerkinElmer, Inc.'s Performance Incentive Plan (Executive Officers), filed with the Commission on February 6, 2009 as Exhibit 10.11 to our annual report on Form 10-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.12*
PerkinElmer, Inc.'s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.13*
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

10.15
Master Purchase and Sales Agreement between PerkinElmer, Inc. and IDS Acquisition Corp., dated as of August 31, 2010, filed with the Commission on September 3, 2010 as Exhibit 99.1 to our current report on Form 8-K and herein incorporated by reference.

10.16*
Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference.

10.17*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form
10-Q and herein incorporated by reference.

10.18*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.19*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.20*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.21*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.22*
PerkinElmer, Inc.'s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.23*
PerkinElmer, Inc.'s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.24*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.25*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.26*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.27*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.28*
Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.29*
Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.30*
Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.8 to our current report on Form 8-K and herein incorporated by reference.

10.31*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

10.32*
Form of Stock Option Agreement for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

18	Letter on Change in Accounting Principles, attached hereto as Exhibit 18.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

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
____________________________

(1)
The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of any of such exhibits or schedules to the SEC upon request.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 1, 2012, (ii) Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 1, 2012, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 1, 2012, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 1, 2012, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 1, 2012

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended January 3, 2010	$23,337	$8,016	$(9,416)	$374	$22,311
Year ended January 2, 2011	22,311	5,374	(4,706)	697	23,676
Year ended January 1, 2012	$23,676	$6,984	$(7,824)	$765	$23,601
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman of the Board and	February 28, 2012
	Robert F. Friel	Chief Executive Officer (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 28, 2012
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 28, 2012
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman of the Board and	February 28, 2012
	Robert F. Friel	Chief Executive Officer (Principal Executive Officer)
By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 28, 2012
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)
By:	/S/ ANDREW OKUN	Vice President and	February 28, 2012
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)
By:	/S/ PETER BARRETT	Director	February 28, 2012
Peter Barrett
By:	/S/ NICHOLAS A. LOPARDO	Director	February 28, 2012
Nicholas A. Lopardo
By:	/S/ ALEXIS P. MICHAS	Director	February 28, 2012
Alexis P. Michas
By:	/S/ JAMES C. MULLEN	Director	February 28, 2012
James C. Mullen
By:	/S/ DR. VICKI L. SATO	Director	February 28, 2012
Dr. Vicki L. Sato
By:	/S/ GABRIEL SCHMERGEL	Director	February 28, 2012
Gabriel Schmergel
By:	/S/ KENTON J. SICCHITANO	Director	February 28, 2012
Kenton J. Sicchitano
By:	/S/ PATRICK J. SULLIVAN	Director	February 28, 2012
Patrick J. Sullivan
By:	/S/ G. ROBERT TOD	Director	February 28, 2012
G. Robert Tod

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)
Agreement and Plan of Merger, dated September 7, 2011, by and among PerkinElmer, Inc., PerkinElmer Hopkinton Co. and Caliper Life Sciences, Inc., filed with the Commission on September 13, 2011 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

3.1	PerkinElmer, Inc.'s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.'s Amended and Restated By-Laws, filed with the Commission on April 28, 2009 as Exhibit 3.1 to our current report on Form 8-K and herein incorporated by reference.

4.1
Specimen Certificate of PerkinElmer, Inc.'s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

4.2
Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.1 to our current report on Form 8-K and herein incorporated by reference.

4.3
Supplemental Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.2 to our current report on Form 8-K and herein incorporated by reference.

4.4	Second Supplemental Indenture dated as of December 22, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, attached hereto as Exhibit 4.4

10.1
Second Amended and Restated Credit Agreement, dated as of December 16, 2011, among PerkinElmer, Inc., Wallac Oy, and PerkinElmer Health Sciences, Inc. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Capital as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital as Joint Lead Arrangers and Joint Book Managers, and the other Lenders party thereto, filed with the Commission on December 21, 2011 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.2
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

10.3*	Employment Contracts:

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

(3) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

(4) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(5) Employment Agreement by and between PerkinElmer, Inc. and John R. Letcher dated as of February 1, 2010, filed with the Commission on March 1, 2010 as Exhibit 10.4(9) to our annual report on Form 10-K and herein incorporated by reference;

(6) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K and herein incorporated by reference:

Exhibit No.	Exhibit Title
	Executive Officer	Date
	Joel S. Goldberg John R. Letcher Daniel R. Marshak Frank Anders Wilson	December 3, 2010 December 13, 2010 December 17, 2010 December 21, 2010

(7) Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of April 26, 2011, filed with the Commission on April 29, 2011 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.5*	PerkinElmer, Inc.'s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.7*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.8*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K and herein incorporated by reference.

10.9*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.10*	PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

10.11*
PerkinElmer, Inc.'s Performance Incentive Plan (Executive Officers), filed with the Commission on February 6, 2009 as Exhibit 10.11 to our annual report on Form 10-K and herein incorporated by reference.

10.12*
PerkinElmer, Inc.'s Amended and Restated Life Sciences Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.13*
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

10.15
Master Purchase and Sales Agreement between PerkinElmer, Inc. and IDS Acquisition Corp., dated as of August 31, 2010, filed with the Commission on September 3, 2010 as Exhibit 99.1 to our current report on Form 8-K and herein incorporated by reference.

10.16*
Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference.

10.17*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form
10-Q and herein incorporated by reference.

10.18*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.19*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.20*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.21*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.22*
PerkinElmer, Inc.'s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.23*
PerkinElmer, Inc.'s Form of Restricted Stock Unit Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.24*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.25*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.26*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.27*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.28*
Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.29*
Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our current report on Form 8-K and herein incorporated by reference.

10.30*
Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.8 to our current report on Form 8-K and herein incorporated by reference.

10.31*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

10.32*
Form of Stock Option Agreement for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

18	Letter on Change in Accounting Principles, attached hereto as Exhibit 18.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

Exhibit No.	Exhibit Title
101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.
____________________________

(1)
The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of any of such exhibits or schedules to the SEC upon request.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 1, 2012, (ii) Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 1, 2012, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 1, 2012, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 1, 2012, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.