Form 10-Q
period 2012-04-01
PERKINELMER INC
filed 2012-05-08
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
As of May 4, 2012, there were outstanding 113,886,250 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
		(As adjusted)
	(In thousands, except per share data)
Product revenue	$357,194	$306,126
Service revenue	153,696	141,052
Total revenue	510,890	447,178
Cost of product revenue	186,457	157,252
Cost of service revenue	92,419	89,615
Total cost of revenue	278,876	246,867
Selling, general and administrative expenses	156,849	132,695
Research and development expenses	32,624	26,185
Restructuring and contract termination charges, net	6,159	—
Operating income from continuing operations	36,382	41,431
Interest and other expense, net	12,830	5,756
Income from continuing operations before income taxes	23,552	35,675
Provision for income taxes	1,476	8,384
Net income from continuing operations	22,076	27,291
Gain (loss) on disposition of discontinued operations before income taxes	535	(1,584)
Provision for income taxes on disposition of discontinued operations	42	794
Net income (loss) from discontinued operations and dispositions	493	(2,378)
Net income	$22,569	$24,913
Basic earnings (loss) per share:
Net income from continuing operations	$0.20	$0.24
Net income (loss) from discontinued operations and dispositions	—	(0.02)
Net income	$0.20	$0.22
Diluted earnings (loss) per share:
Net income from continuing operations	$0.19	$0.24
Net income (loss) from discontinued operations and dispositions	—	(0.02)
Net income	$0.20	$0.22
Weighted average shares of common stock outstanding:
Basic	113,097	113,998
Diluted	114,119	115,140
Cash dividends per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
		(As adjusted)
	(In thousands)
Net income	$22,569	$24,913
Other comprehensive income
Foreign currency translation adjustments, net of tax	13,766	47,291
Reclassification adjustments for losses on derivatives included in net income, net of tax	299	299
Unrealized gains on securities, net of tax	35	50
Other comprehensive income	14,100	47,640
Comprehensive income	$36,669	$72,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2012	January 1, 2012
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$144,757	$142,342
Accounts receivable, net	407,867	409,888
Inventories, net	251,858	240,763
Other current assets	103,380	69,023
Current assets of discontinued operations	202	202
Total current assets	908,064	862,218
Property, plant and equipment, net:
At cost	458,233	451,953
Accumulated depreciation	(286,550)	(277,386)
Property, plant and equipment, net	171,683	174,567
Marketable securities and investments	1,113	1,105
Intangible assets, net	638,763	661,607
Goodwill	2,103,059	2,093,626
Other assets, net	41,556	41,075
Total assets	$3,864,238	$3,834,198
Current liabilities:
Accounts payable	$163,003	$173,153
Accrued restructuring costs	15,056	13,958
Accrued expenses	423,517	411,526
Current liabilities of discontinued operations	1,210	1,429
Total current liabilities	602,786	600,066
Long-term debt	933,971	944,908
Long-term liabilities	444,898	447,008
Total liabilities	1,981,655	1,991,982
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 113,831,000 shares and 113,157,000 shares at April 1, 2012 and at January 1, 2012, respectively	113,831	113,157
Capital in excess of par value	175,419	164,290
Retained earnings	1,525,147	1,510,683
Accumulated other comprehensive income	68,186	54,086
Total stockholders’ equity	1,882,583	1,842,216
Total liabilities and stockholders’ equity	$3,864,238	$3,834,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
		(As adjusted)
	(In thousands)
Operating activities:
Net income	$22,569	$24,913
Add: net income from discontinued operations and dispositions, net of income taxes	(493)	2,378
Net income from continuing operations	22,076	27,291
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and lease charges, net	6,159	—
Depreciation and amortization	32,007	23,953
Stock-based compensation	5,476	3,054
Amortization of deferred debt issuance costs	867	635
Amortization of acquired inventory revaluation	4,495	110
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	5,850	24,609
Inventories, net	(12,970)	(9,743)
Accounts payable	(11,719)	(16,330)
Excess tax benefit from exercise of equity grants	(1,139)	(7,772)
Accrued expenses and other	(35,842)	1,473
Net cash provided by operating activities of continuing operations	15,260	47,280
Net cash provided by (used in) operating activities of discontinued operations	279	(4,629)
Net cash provided by operating activities	15,539	42,651
Investing activities:
Capital expenditures	(5,228)	(7,681)
Payments for acquisitions and investments, net of cash and cash equivalents acquired	—	(56,602)
Net cash used in investing activities	(5,228)	(64,283)
Financing activities:
Payments on debt	(122,000)	(118,200)
Proceeds from borrowings	111,000	208,000
Payments of debt issuance costs	(279)	—
Payments on other credit facilities	—	(38)
Payments for acquisition-related contingent consideration	—	(137)
Excess tax benefit from exercise of equity grants	1,139	7,772
Proceeds from stock options exercised	9,499	18,030
Purchases of common stock	(1,632)	(109,224)
Dividends paid	(7,922)	(8,106)
Net cash used in financing activities of continuing operations	(10,195)	(1,903)
Net cash used in financing activities of discontinued operations	—	(1,908)
Net cash used in financing activities	(10,195)	(3,811)
Effect of exchange rate changes on cash and cash equivalents	2,299	21,205
Net increase (decrease) in cash and cash equivalents	2,415	(4,238)
Cash and cash equivalents at beginning of period	142,342	420,086
Cash and cash equivalents at end of period	$144,757	$415,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC (the “2011 Form 10-K”). The balance sheet amounts at January 1, 2012 in this report were derived from the Company’s audited 2011 consolidated financial statements included in the 2011 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 1, 2012 and April 3, 2011, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from April 1, 2012 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.
Change in Accounting for Pension and Other Postretirement Benefits: During the fourth quarter of fiscal year 2011 the Company changed its method of recognizing defined benefit pension and other postretirement benefit costs. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. Actuarial gains and losses are measured annually as of fiscal year end and accordingly will be recorded in the fourth quarter, unless the Company is required to perform an interim remeasurement. This change in accounting method for pension and other postretirement benefits is described in more detail in Note 1 to the Company’s audited consolidated financial statements filed with the 2011 Form 10-K. For the three months ended April 3, 2011 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased operating income from continuing operations by $2.1 million, net income by $1.4 million, basic earnings per share by $0.01, diluted earnings per share by $0.01 and other comprehensive income by $1.6 million. There were no changes to the previously reported cash flows from operating, investing or financing activities for the three months ended April 3, 2011.
Immaterial Restatement: As disclosed in the Company's 2011 Form 10-K, prior to the fiscal year 2011 annual financial statements, the Company had reported revenue and cost of revenue as single line items and had not broken out product and service revenue and related cost of revenue separately. Accordingly, the Company has restated previously reported revenue and cost of revenue for the period ended April 3, 2011 to separately report product revenue, service revenue, and the related cost of product revenue and cost of service revenue.
Recently Adopted Accounting Pronouncements: During the quarter ended April 1, 2012 the Company adopted new guidance applicable to certain of its health care businesses that recognize patient service revenue at the time the services are rendered where the Company does not assess the patient's ability to pay at the time of the sale. The new guidance requires the Company to present the provision for bad debts related to such revenue as a deduction from revenue (net of contractual allowances and discounts) on the statements of operations. The effects of the adoption on the Company's condensed consolidated statements of operations resulted in a decrease to revenue and a decrease to selling, general and administrative expenses of $0.7 million and $0.7 million, respectively, for the three months ended April 1, 2012 and a decrease to revenue and a decrease to selling, general and administrative expenses of $0.7 million and $0.7 million, respectively, for the three months ended April 3, 2011. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.
Recently Issued Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") and are adopted by the Company as of the specified effective dates. Unless otherwise discussed, the Company believes that such recently issued pronouncements will not have a significant impact on the Company’s condensed consolidated financial position, results of operations and cash flows or do not apply to the Company’s operations.

Note 2: Business Combinations
Acquisition of Caliper Life Sciences, Inc. In November 2011, the Company acquired all of the outstanding stock of Caliper Life Sciences, Inc. (“Caliper”). Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services, primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. The Company expects this acquisition to enhance its molecular imaging and detection technologies and to complement its offerings in life science, diagnostics, environmental and food markets. The Company paid the shareholders of Caliper $646.3 million in cash for the stock of Caliper. The Company financed the acquisition by issuing $500.0 million aggregate principal amount of senior unsecured notes due 2021 in a registered public offering and received approximately $496.9 million of net proceeds from the issuance, with the remainder of the purchase price paid from available cash. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date. The total purchase price has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

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

The weighted average amortization periods of identifiable definite-lived intangible assets were 5.0 years for core technology, 6.0 years for licenses, 7.0 years for customer relationships, and 7.0 years for trade names.

The following unaudited pro forma information presents the combined financial results for the Company and Caliper as if the acquisition of Caliper had been completed as of January 2, 2011:

Three Months Ended
April 3, 2011
(In thousands)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$482,659
Net income from continuing operations	15,857
Basic earnings per share:
Continuing operations	$0.14
Diluted earnings per share:
Continuing operations	$0.14

The unaudited pro forma information for the three months ended April 3, 2011 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The pro forma net income from continuing operations was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the Caliper acquisition. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory and deferred revenue, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.
Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones achieved through given dates, with changes in the fair value after the acquisition date affecting earnings to the extent the contingent consideration is to be settled in cash. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of definite-lived intangible assets.
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
As of April 1, 2012, the purchase price and related allocation for the Caliper acquisition were preliminary. The preliminary allocation of the purchase price for the Caliper acquisition was based upon a preliminary valuation and the Company's estimates and assumptions underlying the preliminary valuation are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings. There were no changes made to the preliminary allocation during the period ended April 1, 2012.
Total transaction costs related to acquisition activities for the three months ended April 1, 2012 and April 3, 2011 were $0.2 million and $2.9 million, respectively, which were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations
As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 1, 2012 and January 1, 2012.
The Company recorded the following gains and losses, which have been reported as gain (loss) on disposition of discontinued operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Gain (loss) on disposition of Illumination and Detection Solutions business	$16	$(1,585)
Gain on disposition of Photoflash business	507	4
Gain (loss) on disposition of other discontinued operations	12	(3)
Gain (loss) on disposition of discontinued operations before income taxes	$535	$(1,584)
In November 2010, the Company sold its Illumination and Detection Solutions (“IDS”) business, which was included in the Company’s Environmental Health segment, for $510.3 million, including an adjustment for net working capital. During the first three months of fiscal year 2011, the Company updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.6 million. This loss was recognized as loss on disposition of discontinued operations.
In December 2008, the Company’s management approved a plan to divest its Photoflash business within the Environmental Health segment. In June 2010, the Company sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. During the first three months of fiscal year 2012, the Company recognized a pre-tax gain of $0.5 million for contingent consideration related to this sale. This gain was recognized as gain on disposition of discontinued operations.
The Company recorded tax provisions of $0.04 million and $0.8 million on disposition of discontinued operations for the three months ended April 1, 2012 and April 3, 2011, respectively.

Note 4: Restructuring and Contract Termination Charges, Net
The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units. The current portion of restructuring and contract termination charges, net, is recorded in accrued restructuring costs, and the long-term portion of restructuring and contract termination charges, net, is recorded in long-term liabilities.
A description of the restructuring plans and the activity recorded for the three months ended April 1, 2012 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2011 Form 10-K.

The restructuring plan for the first quarter of fiscal year 2012 was intended principally to realign operations and production resources as a result of recent acquisitions. The restructuring plans for the fourth quarter of fiscal year 2011 and the second quarter of fiscal year 2011 were intended principally to shift resources to higher growth geographic regions and end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations.
Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, the Company’s management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, the Company recognized a $5.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities. The Company also recognized a $0.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q1 2012 Plan, the Company reduced headcount by 129 employees. All employees were notified of termination and actions related to the closure of excess facility space for the Q1 2012 Plan were completed by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity for the three months ended April 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$5,640	$79	$5,719
Amounts paid and foreign currency translation	(1,930)	—	(1,930)
Balance at April 1, 2012	$3,710	$79	$3,789
The Company anticipates that the remaining severance payments of $3.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013. The Company also anticipates that the remaining payments of $0.1 million for the closure of excess facility space will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.
Q4 2011 Restructuring Plan
During the fourth quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, the Company recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities. The Company also recognized a $4.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During the first quarter of fiscal year 2012, the Company recorded a pre-tax restructuring reversal of $0.1 million relating to the Q4 2011 Plan due to a reduction in the estimated costs associated with the closure of an excess facility in the Environmental Health segment. As part of the Q4 2011 Plan, the Company reduced headcount by 114 employees. All employees were notified of termination and actions related to the closure of excess facility space for the Q4 2011 Plan were completed by January 1, 2012.

The following table summarizes the Q4 2011 Plan activity for the three months ended April 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$4,674	$370	$5,044
Change in estimates	—	(135)	(135)
Amounts paid and foreign currency translation	(2,005)	(60)	(2,065)
Balance at April 1, 2012	$2,669	$175	$2,844
The Company anticipates that the remaining severance payments of $2.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. The Company also anticipates that the remaining payments of $0.2 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.

Q2 2011 Restructuring Plan
During the second quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, the Company recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q2 2011 Plan, the Company reduced headcount by 72 employees. All employees were notified of termination and actions related to the closure of excess facility space for the Q2 2011 Plan were completed by July 3, 2011.
The following table summarizes the Q2 2011 Plan activity for the three months ended April 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$1,283	$—	$1,283
Amounts paid and foreign currency translation	(269)	—	(269)
Balance at April 1, 2012	$1,014	$—	$1,014
The Company anticipates that the remaining severance payments of $1.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2010 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the three months ended April 1, 2012, the Company paid $1.3 million related to these plans and recorded an additional accrual of $0.2 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As of April 1, 2012, the Company had $13.4 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.
Contract Termination Charges
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded a pre-tax charge of $0.3 million in the first three months of fiscal year 2012. The remaining balance of these accruals as of April 1, 2012 was $2.4 million.

Note 5: Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Interest income	$(210)	$(322)
Interest expense	11,437	3,916
Other expense, net	1,603	2,162
Total interest and other expense, net	$12,830	$5,756

Note 6: Inventories, Net
Inventories as of April 1, 2012 and January 1, 2012 consisted of the following:

	April 1, 2012	January 1, 2012
	(In thousands)
Raw materials	$77,722	$72,913
Work in progress	13,767	14,656
Finished goods	160,369	153,194
Total inventories, net	$251,858	$240,763
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
At April 1, 2012, the Company had gross tax effected unrecognized tax benefits of $49.3 million, of which $43.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
At April 1, 2012, the Company had uncertain tax positions of $9.4 million, including accrued interest, net of tax benefits and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.
Tax years ranging from 2003 through 2011 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Netherlands, Singapore the United Kingdom, and the United States. The tax years under examination vary by jurisdiction.
As a result of the Caliper acquisition, the Company concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company plans to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, the Company recorded an increase to the Company’s tax provision of $79.7 million in continuing operations in fiscal year 2011. The Company expects to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of April 1, 2012, the Company had completed the repatriation of $161.3 million of the $350.0 million of these previously unremitted earnings. The Company continues to maintain its permanent reinvestment assertion with regard to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings.

Note 8: Debt
Senior Unsecured Revolving Credit Facility. On December 16, 2011, the Company entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of April 1, 2012, undrawn letters of credit in the aggregate amount of $13.0 million were treated as issued and outstanding under the senior unsecured revolving credit facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of April 1, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of April 1, 2012 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.54%. The Company had $287.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of April 1, 2012, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in the Company's previous senior revolving credit agreement. The financial covenants in the Company's amended and restated senior unsecured revolving credit facility includes a debt-to-capital ratio, and a contingent multiple of total debt to earnings ratio, applicable only if the Company's credit rating is downgraded below investment grade.
6% Senior Unsecured Notes due 2015. On May 30, 2008, the Company issued $150.0 million aggregate principal amount of senior unsecured notes due 2015 (the “2015 Notes”) in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. The Company may redeem some or all of the 2015 Notes at any time, at its option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable only if the Company's credit rating is downgraded below investment grade.
5% Senior Unsecured Notes due 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

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

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Number of common shares—basic	113,097	113,998
Effect of dilutive securities:
Stock options	827	1,020
Restricted stock awards	195	122
Number of common shares—diluted	114,119	115,140
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,506	1,922
Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The Company’s management reviews the results of the Company’s operations by the Human Health and Environmental Health operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2011 Form 10-K. The principal products and services of these operating segments are:

•
Human Health.    Develops diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. The Human Health segment serves both the diagnostics and research markets.

•
Environmental Health.    Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets.

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the expense related to postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

Revenue and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Human Health
Product revenue	$215,830	$168,746
Service revenue	38,131	32,575
Total revenue	253,961	201,321
Operating income from continuing operations	21,945	21,537
Environmental Health
Product revenue	$141,364	$137,380
Service revenue	115,565	108,477
Total revenue	256,929	245,857
Operating income from continuing operations	26,395	30,242
Corporate
Operating loss from continuing operations(1)	$(11,958)	$(10,348)
Continuing Operations
Product revenue	$357,194	$306,126
Service revenue	153,696	141,052
Total revenue	510,890	447,178
Operating income from continuing operations	36,382	41,431
Interest and other expense, net (see Note 5)	12,830	5,756
Income from continuing operations before income taxes	$23,552	$35,675
____________________________

(1)
The expenses related to postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax loss of $1.2 million and a pre-tax gain of $0.2 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

Note 11: Stockholders’ Equity
Comprehensive Income (Loss):
The components of accumulated other comprehensive income consisted of the following:

	April 1, 2012	January 1, 2012
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$69,930	$56,164
Unrecognized prior service costs, net of income taxes	2,169	2,169
Unrealized net losses on securities, net of income taxes	(124)	(159)
Unrealized and realized losses on derivatives, net of income taxes	(3,789)	(4,088)
Accumulated other comprehensive income	$68,186	$54,086
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

During the fourth quarter of fiscal year 2011 the Company changed its method of recognizing defined benefit pension and other postretirement benefit costs. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. See Note 1 for a discussion of the Company's changes in accounting and reporting for its pension and other postretirement benefits.
Stock Repurchase Program:
On October 23, 2008, the Company announced that the Board of Directors (the “Board”) authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first three months of fiscal year 2012, the Company did not repurchase any shares of common stock in the open market under the Repurchase Program. As of April 1, 2012, 6.0 million shares of the Company’s common stock remained available for repurchase from the 15.0 million shares authorized by the Board under the Repurchase Program.
The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first three months of fiscal year 2012, the Company repurchased 64,036 shares of common stock for this purpose at an aggregate cost of $1.6 million. The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in the first quarter of fiscal year 2012 and in each quarter of fiscal year 2011. At April 1, 2012, the Company has accrued $8.1 million for dividends declared prior to quarter end. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Cost of revenue	$276	$260
Research and development expenses	176	146
Selling, general and administrative expenses	5,024	2,648
Total stock-based compensation expense	$5,476	$3,054
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.9 million for the three months ended April 1, 2012. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.0 million for the three months ended April 3, 2011. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.2 million as of April 1, 2012 and April 3, 2011, respectively. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was $1.1 million and $7.8 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Risk-free interest rate	0.6%	1.9%
Expected dividend yield	1.2%	1.1%
Expected lives	4 years	4 years
Expected stock volatility	38.7%	38.1%
The following table summarizes stock option activity for the three months ended April 1, 2012:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 1, 2012	5,346	$20.57
Granted	686	26.15
Exercised	(521)	18.22
Canceled	(203)	22.21
Forfeited	(4)	12.95
Outstanding at April 1, 2012	5,304	$21.46	4.0	$22.5
Exercisable at April 1, 2012	3,655	$20.28	3.0	$19.2
Vested and expected to vest in the future	4,843	$21.46	4.0	$20.5
The weighted-average per-share grant-date fair value of options granted for the three months ended April 1, 2012 was $7.32. The weighted-average per-share grant-date fair value of options granted for the three months ended April 3, 2011 was $7.81. The total intrinsic value of options exercised for the three months ended April 1, 2012 was $4.3 million. The total intrinsic value of options exercised for the three months ended April 3, 2011 was $5.1 million. Cash received from option exercises for the three months ended April 1, 2012 and April 3, 2011 was $9.5 million and $18.0 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.2 million for the three months ended April 1, 2012, and $1.1 million for the three months ended April 3, 2011.
There was $9.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of April 1, 2012. This cost is expected to be recognized over a weighted-average period of 2.4 fiscal years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 1, 2012:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 1, 2012	672	$23.62
Granted	349	25.83
Vested	(124)	23.20
Forfeited	(8)	25.15
Nonvested at April 1, 2012	889	$24.53

The weighted-average per-share grant-date fair value of restricted stock awards granted during the three months ended April 1, 2012 was $25.83. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three months ended April 3, 2011 was $26.45. The fair value of restricted stock awards vested for the three months ended April 1, 2012 was $2.9 million. The fair value of restricted stock awards vested for the three months ended April 3, 2011 was $2.9 million. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.0 million for the three months ended April 1, 2012, and $1.4 million for the three months ended April 3, 2011.
As of April 1, 2012, there was $16.1 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 fiscal years.
Performance Units: The Company granted 122,675 performance units and 89,828 performance units during the three months ended April 1, 2012 and April 3, 2011, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the three months ended April 1, 2012 and April 3, 2011 was $26.18 and $26.71, respectively. The total compensation expense recognized related to these performance units was $2.2 million for the three months ended April 1, 2012, and $0.5 million for the three months ended April 3, 2011. As of April 1, 2012, there were 322,516 performance units outstanding and subject to forfeiture, with a corresponding liability of $5.7 million recorded in accrued expenses.
Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company granted 955 shares to a new non-employee member of the Board during the three months ended April 1, 2012. The Company did not grant any stock awards to non-employee members of the Board during the three months ended April 3, 2011. The weighted-average per-share grant-date fair value of stock awards granted during the three months ended April 1, 2012 was $26.18. The total compensation expense recognized related to stock awards was $0.03 million in the three months ended April 1, 2012. No compensation expense was recognized related to stock awards in the three months ended April 3, 2011.
Employee Stock Purchase Plan: During the three months ended April 1, 2012 and April 3, 2011, the Company did not issue any shares of common stock under the Company's Employee Stock Purchase Plan. At April 1, 2012, an aggregate of 1.2 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 2, 2012, its annual impairment date for fiscal year 2012, and concluded based on the first step of the process that there was no goodwill impairment.
The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. The long-term terminal growth rates for the Company’s reporting units ranged from 4.0% to 6.0% for the fiscal year 2012 impairment analysis. The range for the discount rates for the reporting units was 10.5% to 12.0%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 2, 2012, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2012.
The changes in the carrying amount of goodwill for the period ended April 1, 2012 from January 1, 2012 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 1, 2012	$1,390,571	$703,055	$2,093,626
Foreign currency translation	6,267	3,166	9,433
Balance at April 1, 2012	$1,396,838	$706,221	$2,103,059
Identifiable intangible asset balances at April 1, 2012 and January 1, 2012 by category were as follows:

	April 1, 2012	January 1, 2012
	(In thousands)
Patents	$107,715	$107,437
Less: Accumulated amortization	(86,717)	(85,188)
Net patents	20,998	22,249
Trade names and trademarks	34,133	35,214
Less: Accumulated amortization	(11,237)	(11,086)
Net trade names and trademarks	22,896	24,128
Licenses	79,999	79,873
Less: Accumulated amortization	(40,062)	(37,339)
Net licenses	39,937	42,534
Core technology	387,867	385,112
Less: Accumulated amortization	(222,852)	(212,834)
Net core technology	165,015	172,278
Customer relationships	316,457	316,782
Less: Accumulated amortization	(79,764)	(69,710)
Net customer relationships	236,693	247,072
IPR&D	7,179	7,131
Less: Accumulated amortization	(989)	(819)
Net IPR&D	6,190	6,312
Net amortizable intangible assets	491,729	514,573
Non-amortizing intangible assets:
Trade names and trademarks	147,034	147,034
Totals	$638,763	$661,607

Total amortization expense related to definite-lived intangible assets for the three months ended April 1, 2012 and April 3, 2011 was $23.4 million and $16.4 million, respectively. Estimated amortization expense related to finite-lived intangible assets for each of the next five years is $65.9 million for the remainder of fiscal year 2012, $85.5 million for fiscal year 2013, $77.7 million for fiscal year 2014, $62.9 million for fiscal year 2015, and $52.3 million for fiscal year 2016.

Note 14: Warranty Reserves
The Company provides warranty protection for certain products usually for a period of one year beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. Warranty reserve activity for the three months ended April 1, 2012 and April 3, 2011 is summarized below:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Balance beginning of period	$10,412	$8,250
Provision charged to income	4,626	3,328
Payments	(4,847)	(3,427)
Adjustments to previously provided warranties, net	457	(125)
Foreign currency translation and acquisitions	101	245
Balance end of period	$10,749	$8,271
Note 15: Employee Postretirement Benefit Plans
During the fourth quarter of fiscal year 2011 the Company changed its method of recognizing defined benefit pension and other postretirement benefit costs. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. See Note 1 for a discussion of the Company's changes in accounting and reporting for its pension and other postretirement benefits.
The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three months ended April 1, 2012 and April 3, 2011:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
	(In thousands)
Service cost	$980	$972	$28	$21
Interest cost	5,815	6,318	37	41
Expected return on plan assets	(5,142)	(5,648)	(219)	(221)
Amortization of prior service costs	(60)	(55)	—	(63)
Net periodic benefit cost (credit)	$1,593	$1,587	$(154)	$(222)
During the first three months of fiscal year 2012, the Company made a contribution of $17.0 million for the 2011 plan year to its defined benefit pension plan in the United States. During the first three months of fiscal year 2012, the Company made contributions of $2.8 million in the aggregate to its defined benefit pension plans outside of the United States.

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
Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $96.5 million at April 1, 2012 and $79.1 million at April 3, 2011, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during both fiscal years 2012 and 2011. Also, during the three months ended April 1, 2012 the Company entered into two forward foreign exchange contracts with the same institution and having the same settlement date in October 2012, with EUR denominated notional amounts of Euro 125.0 million. The fair value of these currency derivative contracts at April 1, 2012 was a net receivable of $4.1 million.
In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of April 1, 2012, the balance remaining in accumulated other comprehensive loss related to the effective cash flow hedges was $3.8 million, net of taxes of $2.5 million. The Company amortized into interest expense $0.5 million for the first three months of fiscal year 2012 and $2.0 million for fiscal year 2011.

Note 17: Fair Value Measurements
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 1, 2012. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis at April 1, 2012 and January 1, 2012 classified in one of the three classifications described above:

	Fair Value Measurements at April 1, 2012 Using:
	Total Carrying Value at April 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,113	$1,113	$—	$—
Foreign exchange derivative assets, net	4,050	—	4,050	—
Foreign exchange derivative liabilities, net	(70)	—	(70)	—
Contingent consideration	(20,636)	—	—	(20,636)

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,105	$1,105	$—	$—
Foreign exchange derivative liabilities, net	(213)	—	(213)	—
Contingent consideration	(20,298)	—	—	(20,298)
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
The Company has classified its net liabilities for contingent consideration relating to its acquisitions of chemagen Biopolymer-Technologie AG (“chemagen”), ArtusLabs, Inc. (“ArtusLabs”), ID Biological Systems, Inc. (“IDB”), and Dexela Limited (“Dexela”) within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2011 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones anticipated to be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration of up to $50.8 million, with an estimated fair value of $20.6 million at April 1, 2012. The earnouts periods for these acquisitions do not exceed three years from acquisition. A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Balance beginning of period	$(20,298)	$(1,731)
Additions	—	(15,531)
Payments	—	1,908
Change in fair value (included within selling, general and administrative expenses)	(338)	(291)
Balance end of period	$(20,636)	$(15,645)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s senior unsecured revolving credit facility, with a $700.0 million available limit, had carrying values of $287.0 million and $298.0 million as of April 1, 2012 and January 1, 2012, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2012. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company’s 2015 Notes, with a face value of $150.0 million, had an aggregate carrying value of $150.0 million and a fair value of $164.5 million as of April 1, 2012. The 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $165.7 million as of January 1, 2012. The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.0 million, net of $3.0 million of unamortized original issue discount, and a fair value of $520.0 million as of April 1, 2012. The 2021 Notes had an aggregate carrying value of $496.9 million, net of $3.1 million of unamortized original issue discount, and a fair value of $518.3 million as of January 1, 2012. The fair values of the 2015 Notes and the 2021 Notes are estimated using market quotes from brokers, or are based on current rates offered for similar debt. As of April 1, 2012, long-term debt was classified as Level 2.
As of April 1, 2012, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies
The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.8 million as of April 1, 2012, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 1, 2012 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview
We are a leading provider of technology, services and solutions to the diagnostics, research, environmental and safety, industrial and laboratory services markets. Through our advanced technologies, solutions and services, we address critical issues that help to improve the health and safety of people and their environment in two reporting segments:

•
Human Health.    Develops diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. The Human Health segment serves both the diagnostics and research markets.

•
Environmental Health.    Provides technologies and applications to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets.

Overview of the First Quarter of Fiscal Year 2012
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2012 and 2011 fiscal years include 52 weeks.
During the first quarter of fiscal year 2012, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in the first quarter of fiscal year 2012 increased $63.7 million, or 14%, as compared to the first quarter of fiscal year 2011, reflecting an increase of $52.6 million, or 26%, in our Human Health segment revenue and an increase of $11.1 million, or 5%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during the three months ended April 1, 2012 was due primarily to growth generated from both our screening and our medical imaging businesses, as well as increased demand in the research market. The increase in our Environmental Health segment revenue during the three months ended April 1, 2012 was due to growth in our informatics offerings within the laboratory services market, as well as growth in our environmental, food and consumer safety and testing products.
In our Human Health segment during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011, we experienced growth in the diagnostics market from expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had continued growth from our therapeutic and non-medical applications, as well as increased demand for our complementary metal-oxide-semiconductor (“CMOS”) imaging technology, particularly related to mammography and surgical applications. We experienced growth in the research market due to continued demand for our in-vivo imaging systems including the legacy imaging systems and fluorescent reagent offerings, as well as the recently launched Caliper Spectrum CT® imaging systems. In addition, in the research market we experienced growth in our front-end, high-throughput sample preparation systems supporting workflow for next-generation sequencing analysis, and we experienced continued demand for our suite of radiometric detection equipment that has been primarily utilized for assisting with the continued identification and remediation of nuclear contamination in Japan. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on laboratory budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, sales of environmental, food and consumer safety and testing products grew in the first quarter of fiscal year 2012 as increased regulations in environmental and food safety markets continue to drive demand for our analytical instrumentation and follow-on consumables. We saw continued strength in our inorganic analysis solutions, such as our NexION® mass spectrometer, as trace metals identification remains a critical component of contaminant detection for environmental, as well as food and consumer safety, applications. We believe these trends will continue as emerging contaminant testing protocols and corresponding regulations are developed, resulting in continued demand for highly efficient, analytically sensitive and information rich testing solutions. We also had continued growth in our molecular spectroscopy offering utilized primarily for materials analysis, chemical processing and semi-conductor applications in the industrial markets. Our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During the first quarter of fiscal year 2012, we had increased demand for our informatics offerings, and we continued to grow our laboratory services business by adding new customers to our OneSource multivendor service offering.
Our consolidated gross margins increased 62 basis points in the first quarter of fiscal year 2012, as compared to the first quarter of fiscal year 2011, due to increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements, partially offset by increased costs related to acquisitions. Our consolidated operating margin decreased 214 basis points in the first quarter of fiscal year 2012, as compared to the first quarter of fiscal year 2011, primarily as a result of increased costs related to acquisitions, increased sales and marketing expenses, particularly in emerging territories, and growth investments in research and development, partially offset by cost containment and productivity initiatives.
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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, warranty costs, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including goodwill and other intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes.
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (our “2011 Form 10-K”), as filed with the Securities and Exchange Commission.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 1, 2012 was $510.9 million, as compared to $447.2 million for the three months ended April 3, 2011, an increase of $63.7 million, or 14%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 10% increase from acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects an increase of $52.6 million, or 26%, in our Human Health segment revenue due to an increase in research market revenue of $35.9 million and an increase in diagnostics market revenue of $16.7 million. Our Environmental Health segment revenue increased $11.1 million, or 5%, due to an increase in laboratory services market revenue of $9.4 million and increases in environmental and safety and industrial markets revenue of $1.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $6.5 million of revenue for the three months ended April 1, 2012 and $0.2 million for the three months ended April 3, 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
Cost of revenue for the three months ended April 1, 2012 was $278.9 million, as compared to $246.9 million for the three months ended April 3, 2011, an increase of $32.0 million, or 13%. As a percentage of revenue, cost of revenue decreased to 54.6% for the three months ended April 1, 2012, from 55.2% for the three months ended April 3, 2011, resulting in an increase in gross margin of 62 basis points to 45.4% for the three months ended April 1, 2012, from 44.8% for the three months ended April 3, 2011. Amortization of intangible assets increased and was $13.0 million for the three months ended April 1, 2012, as compared to $11.4 million for the three months ended April 3, 2011. Stock-based compensation expense was $0.3 million for each of the three months ended April 1, 2012 and April 3, 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $4.5 million for the three months ended April 1, 2012, as compared to $0.1 million for the three months ended April 3, 2011. The increase in gross margin was primarily the result of increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements, partially offset by increased costs related to acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 1, 2012 were $156.8 million, as compared to $132.7 million for the three months ended April 3, 2011, an increase of $24.2 million, or 18%. As a percentage of revenue, selling, general and administrative expenses increased and were 30.7% for the three months ended April 1, 2012, as compared to 29.7% for the three months ended April 3, 2011. Amortization of intangible assets increased and was $10.3 million for the three months ended April 1, 2012, as compared to $4.6 million for the three months ended April 3, 2011. Stock-based compensation expense increased and was $5.0 million for the three months ended April 1, 2012, as compared to $2.6 million for the three months ended April 3, 2011. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.8 million for the three months ended April 1, 2012 and $3.2 million for the three months ended April 3, 2011. The increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and increased sales and marketing expenses, particularly in emerging territories, partially offset by cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended April 1, 2012 were $32.6 million, as compared to $26.2 million for the three months ended April 3, 2011, an increase of $6.4 million, or 25%. As a percentage of revenue, research and development expenses increased and were 6.4% for the three months ended April 1, 2012, as compared to 5.9% for the three months ended April 3, 2011. Amortization of intangible assets decreased and was $0.1 million for the three months ended April 1, 2012, as compared to $0.4 million for the three months ended April 3, 2011. Stock-based compensation expense increased and was $0.2 million for the three months ended April 1, 2012, as compared to $0.1 million for the three months ended April 3, 2011. We primarily directed research and development efforts during fiscal years 2012 and 2011 toward the diagnostics and research markets within our Human Health segment, and the environmental, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.
Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. The current portion of restructuring and contract termination charges, net, is recorded in accrued restructuring costs, and the long-term portion of restructuring and contract termination charges, net, is recorded in long-term liabilities.
A description of the restructuring plans and the activity recorded for the three months ended April 1, 2012 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in our 2011 Form 10-K.
The restructuring plan for the first quarter of fiscal year 2012 was intended principally to realign operations and production resources as a result of recent acquisitions. The restructuring plans for the fourth quarter of fiscal year 2011 and the second quarter of fiscal year 2011 were intended principally to shift resources to higher growth geographic regions and end markets. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending in higher cost production sites and higher growth regions, respectively. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs by shifting such resources.

Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, our management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, we recognized a $5.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities. We also recognized a $0.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q1 2012 Plan, we reduced headcount by 129 employees. All employees were notified of termination and actions related to the closure of excess facility space for the Q1 2012 Plan were completed by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity for the three months ended April 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$5,640	$79	$5,719
Amounts paid and foreign currency translation	(1,930)	—	(1,930)
Balance at April 1, 2012	$3,710	$79	$3,789
We anticipate that the remaining severance payments of $3.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013. We also anticipate that the remaining payments of $0.1 million for the closure of excess facility space will be paid through fiscal year 2012, in accordance with the terms of the applicable lease.
Q4 2011 Restructuring Plan
During the fourth quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, we recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities. We also recognized a $4.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During the first quarter of fiscal year 2012, we recorded a pre-tax restructuring reversal of $0.1 million relating to the Q4 2011 Plan due to a reduction in the estimated costs associated with the closure of an excess facility in the Environmental Health segment. As part of the Q4 2011 Plan, we reduced headcount by 114 employees. All employees were notified of termination and actions related to the closure of excess facility space for the Q4 2011 Plan were completed by January 1, 2012.

The following table summarizes the Q4 2011 Plan activity for the three months ended April 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$4,674	$370	$5,044
Change in estimates	—	(135)	(135)
Amounts paid and foreign currency translation	(2,005)	(60)	(2,065)
Balance at April 1, 2012	$2,669	$175	$2,844
We anticipate that the remaining severance payments of $2.7 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012. We also anticipate that the remaining payments of $0.2 million for the closure of excess facility space will be paid through fiscal year 2022, in accordance with the terms of the applicable lease.
Q2 2011 Restructuring Plan
During the second quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, we recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q2 2011 Plan, we reduced headcount by 72 employees. All employees were notified of termination and actions related to the closure of excess facility space for the Q2 2011 Plan were completed by July 3, 2011.

The following table summarizes the Q2 2011 Plan activity for the three months ended April 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$1,283	$—	$1,283
Amounts paid and foreign currency translation	(269)	—	(269)
Balance at April 1, 2012	$1,014	$—	$1,014
We anticipate that the remaining severance payments of $1.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2010 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the three months ended April 1, 2012, we paid $1.3 million related to these plans and recorded an additional accrual of $0.2 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As of April 1, 2012, we had $13.4 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.
Contract Termination Charges
We have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded a pre-tax charge of $0.3 million in the first three months of fiscal year 2012. The remaining balance of these accruals as of April 1, 2012 was $2.4 million.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Interest income	$(210)	$(322)
Interest expense	11,437	3,916
Other expense, net	1,603	2,162
Total interest and other expense, net	$12,830	$5,756
Interest and other expense, net, for the three months ended April 1, 2012 was an expense of $12.8 million, as compared to an expense of $5.8 million for the three months ended April 3, 2011, an increase of $7.1 million. The increase in interest and other expense, net, for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, was primarily due to the increase in total debt and the higher interest rates on those debt balances associated with the issuance of the 2021 Notes. Interest income decreased by $0.1 million for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, primarily due to lower cash balances. Other expense, net, for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, decreased by $0.6 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes
For the three months ended April 1, 2012, the provision for income taxes from continuing operations was $1.5 million, as compared to $8.4 million for the three months ended April 3, 2011.
The effective tax rate from continuing operations was 6.3% for the three months ended April 1, 2012, as compared to 23.5% for the three months ended April 3, 2011. The lower effective tax rate in fiscal year 2012, as compared to fiscal year 2011, was primarily due to favorable permanent tax differences and an increase in the expected mix of profits from lower tax rate jurisdictions.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 1, 2012 and January 1, 2012.
We recorded the following gains and losses, which have been reported as gain (loss) on disposition of discontinued operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Gain (loss) on disposition of Illumination and Detection Solutions business	$16	$(1,585)
Gain on disposition of Photoflash business	507	4
Gain (loss) on disposition of other discontinued operations	12	(3)
Gain (loss) on disposition of discontinued operations before income taxes	$535	$(1,584)
In November 2010, we sold our Illumination and Detection Solutions (“IDS”) business, which was included in the Environmental Health segment, for $510.3 million, including an adjustment for net working capital. During the first three months of fiscal year 2011, we updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.6 million. This loss was recognized as loss on disposition of discontinued operations.
In December 2008, our management approved a plan to divest our Photoflash business within the Environmental Health segment. In June 2010, we sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. During the first three months of fiscal year 2012, we recognized a pre-tax gain of $0.5 million for contingent consideration related to this sale. This gain was recognized as gain on disposition of discontinued operations.
We recorded tax provisions of $0.04 million and $0.8 million on disposition of discontinued operations for the three months ended April 1, 2012 and April 3, 2011, respectively.

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.8 million as of April 1, 2012, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
Tax years ranging from 2003 through 2011 remain open to examination by various tax jurisdictions in which we have significant business operations, such as China, Finland, Germany, Netherlands, Singapore the United Kingdom, and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 1, 2012 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended April 1, 2012 was $254.0 million, as compared to $201.3 million for the three months ended April 3, 2011, an increase of $52.6 million, or 26%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 18% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in research market revenue of $35.9 million and an increase in diagnostics market revenue of $16.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.4 million of revenue in our Human Health segment for the three months ended April 1, 2012 and $0.2 million for the three months ended April 3, 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment revenue during the three months ended April 1, 2012 was due primarily to growth in the diagnostics market from expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had continued growth from our therapeutic and non-medical applications, as well as increased demand for our CMOS imaging technology, particularly related to mammography and surgical applications. We also experienced growth in the research market due to continued demand for our in-vivo imaging systems including the legacy imaging systems and fluorescent reagent offerings, as well as growth on our front-end, high-throughput sample preparation systems and continued demand for our suite of radiometric detection equipment.
Operating income from continuing operations for the three months ended April 1, 2012 was $21.9 million, as compared to $21.5 million for the three months ended April 3, 2011, an increase of $0.4 million, or 2%. Amortization of intangible assets increased and was $17.7 million for the three months ended April 1, 2012, as compared to $12.7 million for the three months ended April 3, 2011. Restructuring and contract termination charges, net, were $4.9 million for the three months ended April 1, 2012 due primarily to the Q1 2012 Plan, as compared to no restructuring and contract termination charges, net, recognized during the three months ended April 3, 2011. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.6 million for the three months ended April 1, 2012, as compared to an expense of $2.5 million for the three months ended April 3, 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $4.5 million for the three months ended April 1, 2012, as compared to $0.1 million for the three months ended April 3, 2011. Increased sales volume, favorable changes in product mix and productivity initiatives increased operating income for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, which was partially offset by costs related to acquisitions and growth investments in research and development.
Environmental Health
Revenue for the three months ended April 1, 2012 was $256.9 million, as compared to $245.9 million for the three months ended April 3, 2011, an increase of $11.1 million, or 5%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 3% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in laboratory services market revenue of $9.4 million and increases in environmental and safety and industrial markets revenue of $1.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $4.1 million for the three months ended April 1, 2012, primarily related to our informatics offerings, that otherwise would have been recorded by the acquired businesses during that period. The increase in our Environmental Health segment revenue during the three months ended April 1, 2012 was due primarily to growth in our informatics offerings within the laboratory services market, as well as growth in our environmental, food and consumer safety and testing products. We also had continued growth in our molecular spectroscopy offering utilized primarily for materials analysis, chemical processing and semi-conductor applications in the industrial markets.
Operating income from continuing operations for the three months ended April 1, 2012 was $26.4 million, as compared to $30.2 million for the three months ended April 3, 2011, a decrease of $3.8 million, or 13%. Amortization of intangible assets increased and was $5.7 million for the three months ended April 1, 2012, as compared to $3.7 million for the three months ended April 3, 2011. Restructuring and contract termination charges, net, were $1.2 million for the three months ended April 1, 2012 as a result of the Q1 2012 Plan, as compared to no restructuring and contract termination charges, net, recognized during the three months ended April 3, 2011. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.2 million for the three months ended April 1, 2012, as compared to income of $0.6 million for the three months ended April 3, 2011. Incremental costs primarily related to our informatics acquisitions and increased sales and marketing expenses, particularly in emerging territories, decreased operating income for the three months ended April 1, 2012, as compared to the three months ended April 3, 2011, which was partially offset by increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity initiatives.

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
At April 1, 2012, we had cash and cash equivalents of $144.8 million and a senior unsecured revolving credit facility with $400.0 million available for additional borrowing under the facility.
Most of our cash is denominated in foreign currencies. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the Caliper acquisition, we concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore we plan to repatriate approximately $350.0 million of previously unremitted earnings and have provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, we recorded an increase to our tax provision of $79.7 million in continuing operations during the fourth quarter of fiscal year 2011. We expect to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of April 1, 2012, we had completed the repatriation of $161.3 million of the $350.0 million of these previously unremitted earnings. With the exception of this planned repatriation, which is expected to be completed by the end of fiscal year 2014 and is related to the acquisition of Caliper, we expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first three months of fiscal year 2012, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of April 1, 2012, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first three months of fiscal year 2012, we repurchased 64,036 shares of common stock for this purpose at an aggregate cost of $1.6 million.

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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility in the credit markets. During the first three months of fiscal year 2012, we made a contribution of $17.0 million for the 2011 plan year to our defined benefit pension plan in the United States. During the first three months of fiscal year 2012, we made contributions of $2.8 million in the aggregate to our defined benefit pension plans outside of the United States, and we may be required to fund those pension plans with contributions of up to $11.1 million by the end of fiscal year 2012. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $15.3 million for the three months ended April 1, 2012, as compared to net cash provided by continuing operations of $47.3 million for the three months ended April 3, 2011, a decrease of $32.0 million. The cash provided by operating activities for the three months ended April 1, 2012 was principally a result of net income from continuing operations of $22.1 million, depreciation and amortization of $32.0 million, stock-based compensation expense of $5.5 million and restructuring and contract termination charges, net, of $6.2 million. These amounts were partially offset by a net decrease in working capital of $18.8 million. Contributing to the net decrease in working capital for the three months ended April 1, 2012, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $13.0 million and a decrease in accounts payable of $11.7 million, partially offset by a decrease in accounts receivable of $5.9 million. The decrease in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2012. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first three months of fiscal year 2012. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $31.6 million for the three months ended April 1, 2012, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $5.2 million for the three months ended April 1, 2012, as compared to net cash used in the investing activities of our continuing operations of $64.3 million for the three months ended April 3, 2011, a decrease of $59.1 million. For the three months ended April 1, 2012, we did not use any cash for acquisitions, core technology purchases, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the three months ended April 1, 2012 were $5.2 million, primarily in the areas of tooling and other capital equipment purchases.

Financing Activities. Net cash used in the financing activities of our continuing operations was $10.2 million for the three months ended April 1, 2012, as compared to net cash used in the financing activities of our continuing operations of $1.9 million for the three months ended April 3, 2011, an increase of $8.3 million. For the three months ended April 1, 2012, we repurchased 64,036 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $1.6 million, including commissions. This compares to repurchases of 4.0 million shares of our common stock, including 55,378 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the three months ended April 3, 2011, for a total cost of $109.2 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $10.6 million, including $1.1 million for the related excess tax benefit, for the three months ended April 1, 2012. This compares to the proceeds from common stock option exercises of $25.8 million, including $7.8 million for the related excess tax benefit, for the three months ended April 3, 2011. During the three months ended April 1, 2012, debt borrowings from our senior unsecured revolving credit facility totaled $111.0 million, which was offset by debt reductions of $122.0 million. This compares to debt borrowings from our senior unsecured revolving credit facility of $208.0 million, which was offset by debt reductions of $118.2 million during the three months ended April 3, 2011. We paid $7.9 million and $8.1 million in dividends during the three months ended April 1, 2012 and April 3, 2011, respectively. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008 during the three months ended April 3, 2011.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On December 16, 2011, we entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of April 1, 2012, undrawn letters of credit in the aggregate amount of $13.0 million were treated as issued and outstanding under the senior unsecured revolving credit facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of April 1, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of April 1, 2012 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.54%. We had $287.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of April 1, 2012, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility includes a debt-to-capital ratio, and a contingent multiple of total debt to earnings ratio, applicable only if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of April 1, 2012.
6% Senior Unsecured Notes due 2015. On May 30, 2008, we issued $150.0 million aggregate principal amount of senior unsecured notes due 2015 (the “2015 Notes”) in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. We may redeem some or all of the 2015 Notes at any time, at our option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable only if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of April 1, 2012.

5% Senior Unsecured Notes due 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2021 (the “2021 Notes”) in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of April 1, 2012.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in the first quarter of fiscal year 2012 and in each quarter of fiscal year 2011. At April 1, 2012, we have accrued $8.1 million for dividends declared prior to quarter end. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted Accounting Pronouncements
During the quarter ended April 1, 2012 we adopted new guidance applicable to certain of our health care businesses that recognize patient service revenue at the time the services are rendered where we do not assess the patient's ability to pay at the time of the sale. The new guidance requires us to present the provision for bad debts related to such revenue as a deduction from revenue (net of contractual allowances and discounts) on the statements of operations. The effects of the adoption on our condensed consolidated statements of operations resulted in a decrease to revenue and a decrease to selling, general and administrative expenses of $0.7 million and $0.7 million, respectively, for the three months ended April 1, 2012 and a decrease to revenue and a decrease to selling, general and administrative expenses of $0.7 million and $0.7 million, respectively, for the three months ended April 3, 2011. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.

Effects of Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the "FASB") and are adopted by us as of the specified effective dates. Unless otherwise discussed, we believe that such recently issued pronouncements will not have a significant impact on our condensed consolidated financial position, results of operations and cash flows or do not apply to our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2011 Form 10-K.
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

Principal hedged currencies include the British Pound (GBP), Canadian Dollar (CAD), Euro (EUR), Japanese Yen (JPY) and Singapore Dollar (SGD). We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $96.5 million and $79.1 million as of April 1, 2012 and April 3, 2011, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2012 and 2011. Also, during the three months ended April 1, 2012 we entered into two forward foreign exchange contracts with the same institution and having the same settlement date in October 2012, with EUR denominated notional amounts of Euro 125.0 million. The fair value of these currency derivative contracts at April 1, 2012 was a net receivable of $4.1 million.
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
Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2011 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income (loss). The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of April 1, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $3.8 million, net of taxes of $2.5 million. We amortized into interest expense $0.5 million during the first three months of fiscal year 2012 and $2.0 million during fiscal year 2011.
Interest Rate Risk—Sensitivity. Our 2011 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2011 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 1, 2012. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 1, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at April 1, 2012 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Caliper in the fourth quarter of fiscal year 2011. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
We ship a significant portion of our products to our customers through independent package delivery and import/export companies, including UPS and Federal Express in the United States; TNT, UPS and DHL in Europe; and UPS in Asia. We also ship our products through other carriers, including national trucking firms, overnight carrier services and the United States Postal Service. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers and the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain of our customers.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the fiscal quarter ended April 1, 2012. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers and scientists, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for these employees is intense. The loss of the services of key personnel could have a material adverse effect on our operating results. In addition, there could be a material adverse effect on us should the turnover rates for key personnel increase significantly or if we are unable to continue to attract qualified personnel. We do not maintain any key person life insurance policies on any of our officers or employees.
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
Our senior unsecured revolving credit facility, our 2015 Notes and our 2021 Notes include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
As of April 1, 2012, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2012—February 5, 2012	23,487	$24.22	—	5,999,167
February 6, 2012—March 4, 2012	40,549	$26.22	—	5,999,167
March 5, 2012—April 1, 2012	—	$—	—	5,999,167
Activity for quarter ended April 1, 2012	64,036	$25.48	—	5,999,167
 ____________________

(1)
On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2012, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of April 1, 2012, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2012, we repurchased 64,036 shares of common stock for this purpose. The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1	Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012.

10.2	Employment Agreement between Maurice H. Tenney and PerkinElmer, Inc. dated as of February 1, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended April 1, 2012 and April 3, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2012 and April 3, 2011, (iii) Condensed Consolidated Balance Sheets at April 1, 2012 and January 1, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2012 and April 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.
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

PERKINELMER, INC.

May 8, 2012	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 8, 2012	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1	Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012.

10.2	Employment Agreement between Maurice H. Tenney and PerkinElmer, Inc. dated as of February 1, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended April 1, 2012 and April 3, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2012 and April 3, 2011, (iii) Condensed Consolidated Balance Sheets at April 1, 2012 and January 1, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2012 and April 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.
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