Form 10-Q
period 2012-07-01
PERKINELMER INC
filed 2012-08-07
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2012, there were outstanding 114,071,095 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(As adjusted)		(As adjusted)
	(In thousands, except per share data)
Product revenue	$364,243	$326,419	$721,436	$632,545
Service revenue	157,547	152,646	311,244	293,698
Total revenue	521,790	479,065	1,032,680	926,243
Cost of product revenue	186,442	176,080	372,899	333,331
Cost of service revenue	96,554	93,791	188,973	183,407
Total cost of revenue	282,996	269,871	561,872	516,738
Selling, general and administrative expenses	149,735	138,403	306,584	271,098
Research and development expenses	34,069	28,032	66,693	54,217
Restructuring and contract termination charges, net	5,203	3,340	11,362	3,340
Operating income from continuing operations	49,787	39,419	86,169	80,850
Interest and other expense, net	11,358	4,271	24,188	10,027
Income from continuing operations before income taxes	38,429	35,148	61,981	70,823
Provision for income taxes	4,861	6,047	6,337	14,431
Net income from continuing operations	33,568	29,101	55,644	56,392
Gain (loss) on disposition of discontinued operations before income taxes	482	(157)	1,017	(1,741)
Provision for (benefit from) income taxes on disposition of discontinued operations	417	(817)	459	(23)
Net income (loss) from discontinued operations and dispositions	65	660	558	(1,718)
Net income	$33,633	$29,761	$56,202	$54,674
Basic earnings (loss) per share:
Net income from continuing operations	$0.30	$0.26	$0.49	$0.50
Net income (loss) from discontinued operations and dispositions	—	0.01	—	(0.02)
Net income	$0.30	$0.26	$0.50	$0.48
Diluted earnings (loss) per share:
Net income from continuing operations	$0.29	$0.26	$0.49	$0.49
Net income (loss) from discontinued operations and dispositions	—	0.01	—	(0.02)
Net income	$0.29	$0.26	$0.49	$0.48
Weighted average shares of common stock outstanding:
Basic	113,515	112,494	113,306	113,246
Diluted	114,578	113,623	114,348	114,381
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(As adjusted)		(As adjusted)
	(In thousands)
Net income	$33,633	$29,761	$56,202	$54,674
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(30,344)	16,320	(16,578)	63,611
Reclassification adjustments for losses on derivatives included in net income, net of tax	299	299	598	598
Unrealized (losses) gains on securities, net of tax	(13)	(32)	22	18
Other comprehensive (loss) income	(30,058)	16,587	(15,958)	64,227
Comprehensive income	$3,575	$46,348	$40,244	$118,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2012	January 1, 2012
	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$171,403	$142,342
Accounts receivable, net	389,466	409,888
Inventories, net	244,436	240,763
Other current assets	92,293	69,023
Current assets of discontinued operations	202	202
Total current assets	897,800	862,218
Property, plant and equipment, net:
At cost	456,830	451,953
Accumulated depreciation	(289,653)	(277,386)
Property, plant and equipment, net	167,177	174,567
Marketable securities and investments	1,102	1,105
Intangible assets, net	613,009	661,607
Goodwill	2,080,031	2,093,626
Other assets, net	41,818	41,075
Total assets	$3,800,937	$3,834,198
Current liabilities:
Accounts payable	$174,028	$173,153
Accrued restructuring costs	15,189	13,958
Accrued expenses	397,353	411,526
Current liabilities of discontinued operations	1,115	1,429
Total current liabilities	587,685	600,066
Long-term debt	911,043	944,908
Long-term liabilities	416,879	447,008
Total liabilities	1,915,607	1,991,982
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 114,060,000 shares and 113,157,000 shares at July 1, 2012 and at January 1, 2012, respectively	114,060	113,157
Capital in excess of par value	182,321	164,290
Retained earnings	1,550,821	1,510,683
Accumulated other comprehensive income	38,128	54,086
Total stockholders’ equity	1,885,330	1,842,216
Total liabilities and stockholders’ equity	$3,800,937	$3,834,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
		(As adjusted)
	(In thousands)
Operating activities:
Net income	$56,202	$54,674
Add: net (income) loss from discontinued operations and dispositions, net of income taxes	(558)	1,718
Net income from continuing operations	55,644	56,392
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	11,362	3,340
Depreciation and amortization	64,163	50,601
Stock-based compensation	10,252	7,960
Amortization of deferred debt issuance costs	1,745	1,270
Amortization of acquired inventory revaluation	4,774	378
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	13,473	3,904
Inventories, net	(12,652)	(3,566)
Accounts payable	1,645	(19,838)
Excess tax benefit from exercise of equity grants	(1,139)	(8,591)
Accrued expenses and other	(56,594)	10,332
Net cash provided by operating activities of continuing operations	92,673	102,182
Net cash used in operating activities of discontinued operations	(744)	(7,631)
Net cash provided by operating activities	91,929	94,551
Investing activities:
Capital expenditures	(11,449)	(15,970)
Changes in restricted cash balances	200	420
Payments for acquisitions and investments, net of cash and cash equivalents acquired	—	(310,351)
Net cash used in investing activities of continuing operations	(11,249)	(325,901)
Net cash provided by investing activities of discontinued operations	988	28,252
Net cash used in investing activities	(10,261)	(297,649)
Financing activities:
Payments on debt	(244,000)	(247,000)
Proceeds from borrowings	210,000	494,000
Payments of debt issuance costs	(416)	—
Payments on other credit facilities	—	(2,303)
Payments for acquisition-related contingent consideration	(9,343)	(137)
Excess tax benefit from exercise of equity grants	1,139	8,591
Proceeds from stock options exercised	11,746	23,552
Purchases of common stock	(2,063)	(109,997)
Dividends paid	(15,891)	(15,997)
Net cash (used in) provided by financing activities of continuing operations	(48,828)	150,709
Net cash used in financing activities of discontinued operations	—	(1,908)
Net cash (used in) provided by financing activities	(48,828)	148,801
Effect of exchange rate changes on cash and cash equivalents	(3,779)	29,419
Net increase (decrease) in cash and cash equivalents	29,061	(24,878)
Cash and cash equivalents at beginning of period	142,342	420,086
Cash and cash equivalents at end of period	$171,403	$395,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the SEC (the “2011 Form 10-K”). The balance sheet amounts at January 1, 2012 in this report were derived from the Company’s audited 2011 consolidated financial statements included in the 2011 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 1, 2012 and July 3, 2011, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from July 1, 2012 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.
Change in Accounting for Pension and Other Postretirement Benefits: During the fourth quarter of fiscal year 2011 the Company changed its method of recognizing defined benefit pension and other postretirement benefit costs. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes. Actuarial gains and losses are measured annually as of fiscal year end and accordingly will be recorded in the fourth quarter, unless the Company is required to perform an interim remeasurement. This change in accounting method for pension and other postretirement benefits is described in more detail in Note 1 to the Company’s audited consolidated financial statements filed with the 2011 Form 10-K. For the three and six months ended July 3, 2011 the retrospective changes in recognizing defined benefit pension and other postretirement benefit costs increased operating income from continuing operations by $1.9 million and $4.0 million, net income by $1.2 million and $2.6 million, basic earnings per share by $0.01 and $0.02, diluted earnings per share by $0.01 and $0.02, and other comprehensive (loss) income by $1.3 million and $2.9 million, respectively. There were no changes to the previously reported cash flows from operating, investing or financing activities for the three and six months ended July 3, 2011.
Immaterial Restatement: As disclosed in the Company's 2011 Form 10-K, prior to the fiscal year 2011 annual financial statements, the Company had reported revenue and cost of revenue as single line items and had not broken out product and service revenue and related cost of revenue separately. Accordingly, the Company has restated previously reported revenue and cost of revenue for the three and six months ended July 3, 2011 to separately report product revenue, service revenue, and the related cost of product revenue and cost of service revenue.
Recently Adopted Accounting Pronouncements: During the first quarter of fiscal year 2012 the Company adopted new guidance applicable to certain of its health care businesses that recognize patient service revenue at the time the services are rendered where the Company does not assess the patient's ability to pay at the time of the sale. The new guidance requires the Company to present the provision for bad debts related to such revenue as a deduction from revenue (net of contractual allowances and discounts) on the statements of operations. The effects of the adoption on the Company's condensed consolidated statements of operations resulted in a decrease to revenue and a decrease to selling, general and administrative expenses of $0.7 million and $1.4 million for the three and six months ended July 1, 2012, respectively, and a decrease to revenue and a decrease to selling, general and administrative expenses of $0.4 million and $1.1 million for the three and six months ended July 3, 2011, respectively. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.
Recently Issued Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates. Unless otherwise discussed, the Company believes that such recently issued pronouncements will not have a significant impact on the Company’s condensed consolidated financial position, results of operations and cash flows or do not apply to the Company’s operations.

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

The following unaudited pro forma information presents the combined financial results for the Company and Caliper as if the acquisition of Caliper had been completed as of January 2, 2011:

	Three Months Ended	Six Months Ended
	July 3, 2011	July 3, 2011
	(In thousands)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$517,102	$999,761
Net income from continuing operations	17,686	33,543
Basic earnings per share:
Continuing operations	$0.16	$0.30
Diluted earnings per share:
Continuing operations	$0.16	$0.29

The unaudited pro forma information for the three and six months ended July 3, 2011 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The pro forma net income from continuing operations was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the Caliper acquisition. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory and deferred revenue, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.
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
As of July 1, 2012, the purchase price and related allocation for the Caliper acquisition were preliminary. The preliminary allocation of the purchase price for the Caliper acquisition was based upon a preliminary valuation and the Company's estimates and assumptions underlying the preliminary valuation are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings. There were no changes made to the preliminary allocation during the three and six months ended July 1, 2012.
Total transaction costs related to acquisition activities for the three and six months ended July 1, 2012 were $0.1 million and $0.3 million, respectively. Total transaction costs related to acquisition activities for the three and six months ended July 3, 2011 were $1.1 million and $4.0 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations
As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 1, 2012 and January 1, 2012.
The Company recorded the following gains and losses, which have been reported as gain (loss) on disposition of discontinued operations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
(Loss) gain on disposition of Illumination and Detection Solutions business	$—	$(111)	$16	$(1,696)
Gain (loss) on disposition of Photoflash business	485	(13)	992	(9)
(Loss) gain on disposition of other discontinued operations	(3)	(33)	9	(36)
Gain (loss) on disposition of discontinued operations before income taxes	$482	$(157)	$1,017	$(1,741)
In November 2010, the Company sold its Illumination and Detection Solutions business, which was included in the Company’s Environmental Health segment, for $510.3 million, including an adjustment for net working capital. During the first six months of fiscal year 2011, the Company updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.7 million. This loss was recognized as loss on disposition of discontinued operations.
In December 2008, the Company’s management approved a plan to divest its Photoflash business within the Environmental Health segment. In June 2010, the Company sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. During the first six months of fiscal year 2012, the Company recognized a pre-tax gain of $1.0 million for contingent consideration related to this sale. This gain was recognized as gain on disposition of discontinued operations.
The Company recorded tax provisions of $0.4 million and $0.5 million on disposition of discontinued operations for the three and six months ended July 1, 2012, respectively. The Company recorded tax benefits of $0.8 million and $0.02 million on disposition of discontinued operations for the three and six months ended July 3, 2011, respectively.

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
A description of the restructuring plans and the activity recorded for the six months ended July 1, 2012 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2011 Form 10-K.
The restructuring plans for the first and second quarters of fiscal year 2012 were intended principally to realign operations, research and development resources, and production resources as a result of recent acquisitions. The restructuring plans for the second and fourth quarters of fiscal year 2011 were intended principally to shift resources to higher growth geographic regions and end markets.
Q2 2012 Restructuring Plan
During the second quarter of fiscal year 2012, the Company’s management approved a plan to realign operations, research and development resources, and production resources as a result of recent acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, and during the three months ended July 1, 2012, the Company recognized a $4.0 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. The Company expects to recognize an additional $5.4 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, and will be recognized ratably over the future service period. As part of the Q2 2012 Plan, the Company will reduce headcount by 229 employees. All employees were notified of termination under the Q2 2012 Plan by July 1, 2012.

The following table summarizes the Q2 2012 Plan activity for the six months ended July 1, 2012:

Severance
(In thousands)
Provision	$4,218
Amounts paid and foreign currency translation	(714)
Balance at July 1, 2012	$3,504
The Company anticipates that the remaining severance payments of $3.5 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013.
Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, the Company’s management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, and during the six months ended July 1, 2012, the Company recognized a $5.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.8 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company expects to recognize an additional $0.5 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, and will be recognized ratably over the future service period. As part of the Q1 2012 Plan, the Company will reduce headcount by 129 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q1 2012 Plan by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity for the six months ended July 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$6,125	$79	$6,204
Amounts paid and foreign currency translation	(3,236)	(79)	(3,315)
Balance at July 1, 2012	$2,889	$—	$2,889
The Company anticipates that the remaining severance payments of $2.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.
Q4 2011 Restructuring Plan
During the fourth quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, the Company recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities. The Company also recognized a $4.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During the first six months of fiscal year 2012, the Company recorded a pre-tax restructuring reversal of $0.1 million relating to the Q4 2011 Plan due to a reduction in the estimated costs associated with the closure of an excess facility in the Environmental Health segment. As part of the Q4 2011 Plan, the Company reduced headcount by 114 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q4 2011 Plan by January 1, 2012.

The following table summarizes the Q4 2011 Plan activity for the six months ended July 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$4,674	$370	$5,044
Change in estimates	—	(135)	(135)
Amounts paid and foreign currency translation	(3,233)	(60)	(3,293)
Balance at July 1, 2012	$1,441	$175	$1,616
The Company anticipates that the remaining severance payments of $1.4 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2013. The Company also anticipates that the remaining payments of $0.2 million for the closure of excess facility space will be paid through the third quarter of fiscal year 2012, in accordance with the terms of the applicable lease.
Q2 2011 Restructuring Plan
During the second quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, the Company recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q2 2011 Plan, the Company reduced headcount by 72 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q2 2011 Plan by July 3, 2011.

The following table summarizes the Q2 2011 Plan activity for the six months ended July 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$1,283	$—	$1,283
Amounts paid and foreign currency translation	(454)	—	(454)
Balance at July 1, 2012	$829	$—	$829
The Company anticipates that the remaining severance payments of $0.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2010 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with the Company’s growth strategy. During the six months ended July 1, 2012, the Company paid $2.5 million related to these plans and recorded an additional charge of $0.3 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment, as well as a charge of $0.4 million related to higher than expected costs associated with workforce reductions in Europe within the Human Health segment. As of July 1, 2012, the Company had $12.7 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.
Contract Termination Charges
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded a pre-tax charge of $0.4 million and made payments for these obligations of $0.8 million in the first six months of fiscal year 2012. The remaining balance of these accruals as of July 1, 2012 was $1.7 million.

Note 5: Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Interest income	$(150)	$(483)	$(360)	$(805)
Interest expense	11,339	4,213	22,776	8,129
Other expense, net	169	541	1,772	2,703
Total interest and other expense, net	$11,358	$4,271	$24,188	$10,027

Note 6: Inventories, Net
Inventories as of July 1, 2012 and January 1, 2012 consisted of the following:

	July 1, 2012	January 1, 2012
	(In thousands)
Raw materials	$76,954	$72,913
Work in progress	12,522	14,656
Finished goods	154,960	153,194
Total inventories, net	$244,436	$240,763
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
At July 1, 2012, the Company had gross tax effected unrecognized tax benefits of $47.8 million, of which $40.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
At July 1, 2012, the Company had uncertain tax positions of $8.8 million, including accrued interest, net of tax benefits and penalties, which are expected to be resolved within the next year. A portion of the uncertain tax positions could affect the continuing operations effective tax rate depending on the ultimate resolution; however, the Company cannot quantify an estimated range at this time. The Company is subject to U.S. federal income tax as well as to income tax of numerous state and foreign jurisdictions.
Tax years ranging from 2003 through 2011 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom, and the United States. The tax years under examination vary by jurisdiction.
As a result of the Caliper acquisition, the Company concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company plans to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, the Company recorded an increase to the Company’s tax provision of $79.7 million in continuing operations in fiscal year 2011. The Company expects to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of July 1, 2012, the Company had completed the repatriation of $229.2 million of the $350.0 million of these previously unremitted earnings. The Company continues to maintain its permanent reinvestment assertion with regard to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings.

Note 8: Debt
Senior Unsecured Revolving Credit Facility. On December 16, 2011, the Company entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of July 1, 2012, undrawn letters of credit in the aggregate amount of $12.0 million were treated as issued and outstanding under the senior unsecured revolving credit facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of July 1, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of July 1, 2012 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.54%. The Company had $264.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of July 1, 2012, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in the Company's previous senior revolving credit agreement. The financial covenants in the Company's amended and restated senior unsecured revolving credit facility includes a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable only if the Company's credit rating is downgraded below investment grade.
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

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Number of common shares—basic	113,515	112,494	113,306	113,246
Effect of dilutive securities:
Stock options	824	995	825	1,007
Restricted stock awards	239	134	217	128
Number of common shares—diluted	114,578	113,623	114,348	114,381
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,457	714	1,482	1,318
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
Revenue and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Human Health
Product revenue	$219,721	$185,480	$435,550	$354,226
Service revenue	38,701	33,337	76,833	65,912
Total revenue	258,422	218,817	512,383	420,138
Operating income from continuing operations	31,538	28,446	53,483	49,983
Environmental Health
Product revenue	144,522	140,939	285,886	278,319
Service revenue	118,846	119,309	234,411	227,786
Total revenue	263,368	260,248	520,297	506,105
Operating income from continuing operations	28,159	21,748	54,554	51,990
Corporate
Operating loss from continuing operations(1)	(9,910)	(10,775)	(21,868)	(21,123)
Continuing Operations
Product revenue	$364,243	$326,419	$721,436	$632,545
Service revenue	157,547	152,646	311,244	293,698
Total revenue	521,790	479,065	1,032,680	926,243
Operating income from continuing operations	49,787	39,419	86,169	80,850
Interest and other expense, net (see Note 5)	11,358	4,271	24,188	10,027
Income from continuing operations before income taxes	$38,429	$35,148	$61,981	$70,823
____________________________

(1)
The expenses related to mark-to-market and curtailments on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax loss of $1.2 million and a pre-tax gain of $0.2 million for the six months ended July 1, 2012 and July 3, 2011, respectively.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	July 1, 2012	January 1, 2012
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$39,586	$56,164
Unrecognized prior service costs, net of income taxes	2,169	2,169
Unrealized and realized losses on derivatives, net of income taxes	(3,490)	(4,088)
Unrealized net losses on securities, net of income taxes	(137)	(159)
Accumulated other comprehensive income	$38,128	$54,086
The tax effects on the foreign currency translation component of other comprehensive (loss) income have historically been minimal due to the Company’s position that undistributed earnings of foreign subsidiaries are indefinitely reinvested. During fiscal year 2011, as a result of the Caliper acquisition, the Company concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company plans to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. Taxes have not been provided for unremitted earnings that the Company continues to consider indefinitely reinvested, which is based on its future operational and capital requirements.
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
Stock Repurchase Program:
On October 23, 2008, the Company announced that the Board of Directors (the “Board”) authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first six months of fiscal year 2012, the Company did not repurchase any shares of common stock in the open market under the Repurchase Program. As of July 1, 2012, 6.0 million shares of the Company’s common stock remained available for repurchase from the 15.0 million shares authorized by the Board under the Repurchase Program.
The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first six months of fiscal year 2012, the Company repurchased 80,690 shares of common stock for this purpose at an aggregate cost of $2.1 million. The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in the first two quarters of fiscal year 2012 and in each quarter of fiscal year 2011. At July 1, 2012, the Company has accrued $8.0 million for dividends declared prior to quarter end. On July 27, 2012, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2012 that will be payable in November 2012. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three and six months ended July 1, 2012 and July 3, 2011:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Cost of revenue	$304	$246	$580	$506
Research and development expenses	185	149	361	295
Selling, general and administrative expenses	4,287	4,511	9,311	7,159
Total stock-based compensation expense	$4,776	$4,906	$10,252	$7,960
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.5 million and $3.4 million for the three and six months ended July 1, 2012, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.7 million and $2.7 million for the three and six months ended July 3, 2011, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.2 million as of July 1, 2012 and July 3, 2011, respectively. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was $1.1 million and $8.6 million for the six months ended July 1, 2012 and July 3, 2011, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	July 1, 2012	July 3, 2011
Risk-free interest rate	0.6%	1.9%
Expected dividend yield	1.2%	1.1%
Expected lives	4 years	4 years
Expected stock volatility	38.7%	38.1%
The following table summarizes stock option activity for the six months ended July 1, 2012:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 1, 2012	5,346	$20.57
Granted	740	26.25
Exercised	(637)	18.44
Canceled	(206)	22.26
Forfeited	(5)	14.76
Outstanding at July 1, 2012	5,238	$21.57	3.8	$25.8
Exercisable at July 1, 2012	3,633	$20.34	2.8	$22.3
Vested and expected to vest in the future	4,783	$21.57	3.8	$23.5
The weighted-average per-share grant-date fair value of options granted for the three and six months ended July 1, 2012 was $7.73 and $7.35, respectively. The weighted-average per-share grant-date fair value of options granted for the three and six months ended July 3, 2011 was $8.29 and $7.86, respectively. The total intrinsic value of options exercised for the three and six months ended July 1, 2012 was $0.9 million and $5.2 million, respectively. The total intrinsic value of options exercised for the three and six months ended July 3, 2011 was $1.8 million and $6.9 million, respectively. Cash received from option exercises for the six months ended July 1, 2012 and July 3, 2011 was $11.7 million and $23.6 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.3 million and $2.5 million for the three and six months ended July 1, 2012, respectively, and $1.1 million and $2.2 million for the three and six months ended July 3, 2011, respectively.
There was $8.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of July 1, 2012. This cost is expected to be recognized over a weighted-average period of 2.2 fiscal years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended July 1, 2012:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 1, 2012	672	$23.62
Granted	351	25.83
Vested	(179)	23.27
Forfeited	(19)	25.26
Nonvested at July 1, 2012	825	$24.60
The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and six months ended July 1, 2012 was $25.55 and $25.83, respectively. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and six months ended July 3, 2011 was $27.81 and $26.77, respectively. The fair value of restricted stock awards vested for the three and six months ended July 1, 2012 was $1.3 million and $4.2 million, respectively. The fair value of restricted stock awards vested for the three and six months ended July 3, 2011 was $2.4 million and $5.3 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.2 million and $4.1 million for the three and six months ended July 1, 2012, respectively, and $1.6 million and $3.0 million for the three and six months ended July 3, 2011, respectively.
As of July 1, 2012, there was $13.8 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 fiscal years.
Performance Units: The Company granted 122,675 performance units and 89,828 performance units during the six months ended July 1, 2012 and July 3, 2011, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the six months ended July 1, 2012 and July 3, 2011 was $26.18 and $26.71, respectively. The total compensation expense recognized related to these performance units was $0.6 million and $2.8 million for the three and six months ended July 1, 2012, respectively, and $1.4 million and $1.9 million for the three and six months ended July 3, 2011, respectively. As of July 1, 2012, there were 322,516 performance units outstanding and subject to forfeiture, with a corresponding liability of $6.3 million recorded in accrued expenses.
Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company granted 4,535 shares and 3,544 shares to each non-employee member of the Board during the six months ended July 1, 2012 and July 3, 2011, respectively. The weighted-average per-share grant-date fair value of stock awards granted during the six months ended July 1, 2012 and July 3, 2011 was $27.87 and $28.22, respectively. The total compensation expense recognized related to these stock awards was $0.7 million for each of the three and six months ended July 1, 2012, and $0.8 million for each of the three and six months ended July 3, 2011.

Employee Stock Purchase Plan: During the six months ended July 1, 2012, the Company issued 53,961 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $24.51 per share. At July 1, 2012, an aggregate of 1.2 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 2, 2012, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2012.
The changes in the carrying amount of goodwill for the period ended July 1, 2012 from January 1, 2012 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 1, 2012	$1,390,571	$703,055	$2,093,626
Foreign currency translation	(9,028)	(4,567)	(13,595)
Balance at July 1, 2012	$1,381,543	$698,488	$2,080,031
Identifiable intangible asset balances at July 1, 2012 and January 1, 2012 by category were as follows:

	July 1, 2012	January 1, 2012
	(In thousands)
Patents	$107,571	$107,437
Less: Accumulated amortization	(87,852)	(85,188)
Net patents	19,719	22,249
Trade names and trademarks	34,034	35,214
Less: Accumulated amortization	(12,075)	(11,086)
Net trade names and trademarks	21,959	24,128
Licenses	79,573	79,873
Less: Accumulated amortization	(42,211)	(37,339)
Net licenses	37,362	42,534
Core technology	385,338	385,112
Less: Accumulated amortization	(229,912)	(212,834)
Net core technology	155,426	172,278
Customer relationships	314,711	316,782
Less: Accumulated amortization	(89,078)	(69,710)
Net customer relationships	225,633	247,072
IPR&D	7,026	7,131
Less: Accumulated amortization	(1,150)	(819)
Net IPR&D	5,876	6,312
Net amortizable intangible assets	465,975	514,573
Non-amortizing intangible assets:
Trade names and trademarks	147,034	147,034
Totals	$613,009	$661,607
Total amortization expense related to definite-lived intangible assets for the six months ended July 1, 2012 and July 3, 2011 was $46.7 million and $35.7 million, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $42.6 million for the remainder of fiscal year 2012, $85.5 million for fiscal year 2013, $77.7 million for fiscal year 2014, $62.9 million for fiscal year 2015, and $52.3 million for fiscal year 2016.

Note 14: Warranty Reserves
The Company provides warranty protection for certain products usually for a period of one year beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses” on the condensed consolidated balance sheets. Warranty reserve activity for the three and six months ended July 1, 2012 and July 3, 2011 is summarized below:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Balance beginning of period	$10,749	$8,271	$10,412	$8,250
Provision charged to income	4,271	3,731	8,897	7,059
Payments	(4,193)	(3,735)	(9,040)	(7,162)
Adjustments to previously provided warranties, net	30	682	487	557
Foreign currency translation and acquisitions	(232)	108	(131)	353
Balance end of period	$10,625	$9,057	$10,625	$9,057
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
The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three and six months ended July 1, 2012 and July 3, 2011:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Service cost	$977	$972	$28	$21
Interest cost	5,792	6,321	37	41
Expected return on plan assets	(5,140)	(5,649)	(219)	(221)
Amortization of prior service costs	(60)	(56)	—	(63)
Net periodic benefit cost (credit)	$1,569	$1,588	$(154)	$(222)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Service cost	$1,957	$1,944	$56	$43
Interest cost	11,607	12,639	74	81
Expected return on plan assets	(10,282)	(11,297)	(438)	(442)
Amortization of prior service	(120)	(112)	—	(126)
Net periodic benefit cost (credit)	$3,162	$3,174	$(308)	$(444)
During the first six months of fiscal year 2012, the Company made a contribution of $17.0 million for the 2011 plan year to its defined benefit pension plan in the United States. During the first six months of fiscal year 2012, the Company made contributions of $5.5 million in the aggregate to its defined benefit pension plans outside of the United States.

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
Principal hedged currencies include the British Pound, Canadian Dollar, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $61.7 million at July 1, 2012 and $108.4 million at July 3, 2011, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days during both fiscal years 2012 and 2011. Also, during the six months ended July 1, 2012 the Company entered into two forward foreign exchange contracts with the same institution and having the same settlement date in October 2012, with Euro denominated notional amounts of Euro 125.0 million. The fair value of these currency derivative contracts at July 1, 2012 was a net receivable of $4.1 million.
In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of July 1, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $3.5 million, net of taxes of $2.3 million. The Company amortized into interest expense $1.0 million for the first six months of fiscal year 2012 and $2.0 million for fiscal year 2011.

Note 17: Fair Value Measurements
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 1, 2012. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis at July 1, 2012 and January 1, 2012 classified in one of the three classifications described above:

	Fair Value Measurements at July 1, 2012 Using:
	Total Carrying Value at July 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,102	$1,102	$—	$—
Foreign exchange derivative assets, net	4,050	—	4,050	—
Foreign exchange derivative liabilities, net	(41)	—	(41)	—
Contingent consideration	(7,315)	—	—	(7,315)

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,105	$1,105	$—	$—
Foreign exchange derivative liabilities, net	(213)	—	(213)	—
Contingent consideration	(20,298)	—	—	(20,298)
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
The Company has classified its net liabilities for contingent consideration relating to its acquisitions of chemagen Biopolymer-Technologie AG, ArtusLabs, Inc., ID Biological Systems, Inc., and Dexela Limited within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2011 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones anticipated to be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration of up to $24.3 million, with an estimated fair value of $7.3 million at July 1, 2012. The earnouts periods for these acquisitions do not exceed three years from acquisition. A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Balance beginning of period	$(20,636)	$(15,645)	$(20,298)	$(1,731)
Additions	—	(4,600)	—	(20,131)
Amounts paid and foreign currency translation	13,646	—	13,646	1,908
Change in fair value (included within selling, general and administrative expenses)	(325)	(664)	(663)	(955)
Balance end of period	$(7,315)	$(20,909)	$(7,315)	$(20,909)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s senior unsecured revolving credit facility, with a $700.0 million available limit, had carrying values of $264.0 million and $298.0 million as of July 1, 2012 and January 1, 2012, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2012. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company’s 2015 Notes, with a face value of $150.0 million, had an aggregate carrying value of $150.0 million and a fair value of $163.5 million as of July 1, 2012. The 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $165.7 million as of January 1, 2012. The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.0 million, net of $3.0 million of unamortized original issue discount, and a fair value of $523.8 million as of July 1, 2012. The 2021 Notes had an aggregate carrying value of $496.9 million, net of $3.1 million of unamortized original issue discount, and a fair value of $518.3 million as of January 1, 2012. The fair values of the 2015 Notes and the 2021 Notes are estimated using market quotes from brokers, or are based on current rates offered for similar debt. As of July 1, 2012, long-term debt was classified as Level 2.
As of July 1, 2012, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies
The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $5.5 million as of July 1, 2012, which represents management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 1, 2012 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Second Quarter of Fiscal Year 2012
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2012 and 2011 fiscal years include 52 weeks.
During the second quarter of fiscal year 2012, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in the second quarter of fiscal year 2012 increased $42.7 million, or 9%, as compared to the second quarter of fiscal year 2011, reflecting an increase of $39.6 million, or 18%, in our Human Health segment revenue and an increase of $3.1 million, or 1%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during the three months ended July 1, 2012 was due to growth generated from both our screening and our medical imaging businesses within the diagnostics market, as well as the addition of Caliper Life Sciences, Inc. ("Caliper") within the research market. The increase in our Environmental Health segment revenue during the three months ended July 1, 2012 was due to growth in our informatics offerings within the laboratory services market and growth from our environmental, food and consumer safety and testing products, partially offset by decreased demand for our applications in the industrial markets.
In our Human Health segment during the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011, we experienced growth in the diagnostics market as birth rates in the United States begin to stabilize and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had continued growth from our traditional diagnostic imaging offerings, as well as increased demand for our complementary metal-oxide-semiconductor (“CMOS”) imaging technology, which was primarily focused on surgical applications. We also experienced growth in the research market due to continued demand for our in-vivo imaging systems with the addition of Caliper imaging systems. The growth in the research market was partially offset by reduced sales to pharmaceutical companies resulting from reduced research and development spending, as well as a decline in demand for our suite of radiometric detection equipment and reagents, particularly in Europe. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that even with continued pressure on laboratory budgets and credit availability, the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During the second quarter of fiscal year 2012, we had increased demand for our informatics offerings, and we continued to grow our laboratory services business by adding new customers to our OneSource multivendor service offering. Sales of environmental, food and consumer safety and testing products grew in the second quarter of fiscal year 2012, as compared to the second quarter of fiscal year 2011 as increased regulations in environmental and food safety markets continued to drive demand for our analytical instrumentation and follow-on consumables, particularly in China and South America. We saw continued strength in our inorganic analysis solutions, such as our NexION® mass spectrometer, as trace metals identification remains a critical component of contaminant detection for environmental, as well as food and consumer safety, applications. These increases were partially offset by decreased demand for our applications in the industrial markets. We believe these trends will continue as emerging contaminant testing protocols and corresponding regulations are developed, resulting in continued demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 210 basis points in the second quarter of fiscal year 2012, as compared to the second quarter of fiscal year 2011, due to increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements. Our consolidated operating margin increased 131 basis points in the second quarter of fiscal year 2012, as compared to the second quarter of fiscal year 2011, primarily as a result of higher gross margins, cost containment and productivity initiatives, partially offset by increased costs related to acquisitions and growth investments in research and development.
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

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 1, 2012 was $521.8 million, as compared to $479.1 million for the three months ended July 3, 2011, an increase of $42.7 million, or 9%, which includes an approximate 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 8% increase from acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects an increase of $39.6 million, or 18%, in our Human Health segment revenue due to an increase in research market revenue of $24.5 million and an increase in diagnostics market revenue of $15.1 million. Our Environmental Health segment revenue increased $3.1 million, or 1%, due to an increase in laboratory services market revenue of $6.3 million, partially offset by decreases in environmental and safety and industrial markets revenue of $3.2 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $10.5 million of revenue for the three months ended July 1, 2012 and $6.2 million for the three months ended July 3, 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Revenue for the six months ended July 1, 2012 was $1,032.7 million, as compared to $926.2 million for the six months ended July 3, 2011, an increase of $106.4 million, or 11%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 9% increase from acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects an increase of $92.2 million, or 22%, in our Human Health segment revenue due to an increase in research market revenue of $60.8 million, and an increase in diagnostics market revenue of $31.4 million. Our Environmental Health segment revenue increased $14.2 million, or 3%, due to an increase in laboratory services market revenue of $15.6 million, offset by decreases in environmental and safety and industrial markets revenue of $1.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $16.9 million of revenue for the six months ended July 1, 2012 and $6.4 million for the six months ended July 3, 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 1, 2012 was $283.0 million, as compared to $269.9 million for the three months ended July 3, 2011, an increase of $13.1 million, or 5%. As a percentage of revenue, cost of revenue decreased to 54.2% for the three months ended July 1, 2012, from 56.3% for the three months ended July 3, 2011, resulting in an increase in gross margin of 210 basis points to 45.8% for the three months ended July 1, 2012, from 43.7% for the three months ended July 3, 2011. Amortization of intangible assets decreased and was $12.9 million for the three months ended July 1, 2012, as compared to $13.4 million for the three months ended July 3, 2011. Stock-based compensation expense increased and was $0.3 million for the three months ended July 1, 2012, as compared to $0.2 million for the three months ended July 3, 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.3 million for each of the three months ended July 1, 2012 and July 3, 2011. The increase in gross margin was primarily the result of increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements.
Cost of revenue for the six months ended July 1, 2012 was $561.9 million, as compared to $516.7 million for the six months ended July 3, 2011, an increase of $45.1 million, or 9%. As a percentage of revenue, cost of revenue decreased to 54.4% for the six months ended July 1, 2012, from 55.8% for the six months ended July 3, 2011, resulting in a increase in gross margin of 138 basis points to 45.6% for the six months ended July 1, 2012, from 44.2% for the six months ended July 3, 2011. Amortization of intangible assets increased and was $25.9 million for the six months ended July 1, 2012, as compared to $24.8 million for the six months ended July 3, 2011. Stock-based compensation expense increased and was $0.6 million for the six months ended July 1, 2012, as compared to $0.5 million for the six months ended July 3, 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $4.8 million for the six months ended July 1, 2012, as compared to $0.4 million for the six months ended July 3, 2011. The increase in gross margin was primarily the result of increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements, partially offset by increased costs related to acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 1, 2012 were $149.7 million, as compared to $138.4 million for the three months ended July 3, 2011, an increase of $11.3 million, or 8%. As a percentage of revenue, selling, general and administrative expenses decreased and were 28.7% for the three months ended July 1, 2012, as compared to 28.9% for the three months ended July 3, 2011. Amortization of intangible assets increased and was $10.1 million for the three months ended July 1, 2012, as compared to $5.7 million for the three months ended July 3, 2011. Stock-based compensation expense decreased and was $4.3 million for the three months ended July 1, 2012, as compared to $4.5 million for the three months ended July 3, 2011. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions was an expense of $0.7 million for the three months ended July 1, 2012, as compared to $1.8 million for the three months ended July 3, 2011. The increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions, partially offset by cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended July 1, 2012 were $306.6 million, as compared to $271.1 million for the six months ended July 3, 2011, an increase of $35.5 million, or 13%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.7% for the six months ended July 1, 2012, as compared to 29.3% for the six months ended July 3, 2011. Amortization of intangible assets increased and was $20.4 million for the six months ended July 1, 2012, as compared to $10.3 million for the six months ended July 3, 2011. Stock-based compensation expense increased and was $9.3 million for the six months ended July 1, 2012, as compared to $7.2 million for the six months ended July 3, 2011. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions was an expense of $1.5 million for the six months ended July 1, 2012, as compared to $5.0 million for the six months ended July 3, 2011. The increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and increased sales and marketing expenses, particularly in emerging territories, partially offset by cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended July 1, 2012 were $34.1 million, as compared to $28.0 million for the three months ended July 3, 2011, an increase of $6.0 million, or 22%. As a percentage of revenue, research and development expenses increased and were 6.5% for the three months ended July 1, 2012, as compared to 5.9% for the three months ended July 3, 2011. Amortization of intangible assets increased and was $0.3 million for the three months ended July 1, 2012, as compared to $0.2 million for the three months ended July 3, 2011. Stock-based compensation expense increased and was $0.2 million for the three months ended July 1, 2012, as compared to $0.1 million for the three months ended July 3, 2011. We primarily directed research and development efforts during fiscal years 2012 and 2011 toward the diagnostics and research markets within our Human Health segment, and the environmental, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.
Research and development expenses for the six months ended July 1, 2012 were $66.7 million, as compared to $54.2 million for the six months ended July 3, 2011, an increase of $12.5 million, or 23%. As a percentage of revenue, research and development expenses increased and were 6.5% for the six months ended July 1, 2012, as compared to 5.9% for the six months ended July 3, 2011. Amortization of intangible assets decreased and was $0.4 million for the six months ended July 1, 2012, as compared to $0.5 million for the six months ended July 3, 2011. Stock-based compensation expense increased and was $0.4 million for the six months ended July 1, 2012, as compared to $0.3 million for the six months ended July 3, 2011.
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
A description of the restructuring plans and the activity recorded for the six months ended July 1, 2012 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in our 2011 Form 10-K.
The restructuring plans for the first and second quarters of fiscal year 2012 were intended principally to realign operations, research and development resources, and production resources as a result of recent acquisitions. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending required to realign operations. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows will exceed $10.0 million on an annual basis beginning in fiscal year 2014, primarily as a decrease to cost of revenue and a decrease to selling, general and administrative expenses.
The restructuring plans for the second and fourth quarters of fiscal year 2011 were intended principally to shift resources to higher growth geographic regions and end markets. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending required in higher growth geographic regions. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows to be negligible, as we will incur offsetting costs by shifting such resources.
Q2 2012 Restructuring Plan
During the second quarter of fiscal year 2012, our management approved a plan to realign operations, research and development resources, and production resources as a result of recent acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, and during the three months ended July 1, 2012, we recognized a $4.0 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. We expect to recognize an additional $5.4 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, and will be recognized ratably over the future service period. As part of the Q2 2012 Plan, we will reduce headcount by 229 employees. All employees were notified of termination under the Q2 2012 Plan by July 1, 2012.

The following table summarizes the Q2 2012 Plan activity for the six months ended July 1, 2012:

Severance
(In thousands)
Provision	$4,218
Amounts paid and foreign currency translation	(714)
Balance at July 1, 2012	$3,504
We anticipate that the remaining severance payments of $3.5 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013.
Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, our management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, and during the six months ended July 1, 2012, we recognized a $5.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.8 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We expect to recognize an additional $0.5 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, and will be recognized ratably over the future service period. As part of the Q1 2012 Plan, we will reduce headcount by 129 employees. All employees were notified of termination and we completed all actions related to the closure of excess facility space under the Q1 2012 Plan by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity for the six months ended July 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$6,125	$79	$6,204
Amounts paid and foreign currency translation	(3,236)	(79)	(3,315)
Balance at July 1, 2012	$2,889	$—	$2,889
We anticipate that the remaining severance payments of $2.9 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.
Q4 2011 Restructuring Plan
During the fourth quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, we recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities. We also recognized a $4.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During the first six months of fiscal year 2012, we recorded a pre-tax restructuring reversal of $0.1 million relating to the Q4 2011 Plan due to a reduction in the estimated costs associated with the closure of an excess facility in the Environmental Health segment. As part of the Q4 2011 Plan, we reduced headcount by 114 employees. All employees were notified of termination and we completed all actions related to the closure of excess facility space under the Q4 2011 Plan by January 1, 2012.

The following table summarizes the Q4 2011 Plan activity for the six months ended July 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$4,674	$370	$5,044
Change in estimates	—	(135)	(135)
Amounts paid and foreign currency translation	(3,233)	(60)	(3,293)
Balance at July 1, 2012	$1,441	$175	$1,616
We anticipate that the remaining severance payments of $1.4 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2013. We also anticipate that the remaining payments of $0.2 million for the closure of excess facility space will be paid through the third quarter of fiscal year 2012, in accordance with the terms of the applicable lease.
Q2 2011 Restructuring Plan
During the second quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, we recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. We also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q2 2011 Plan, we reduced headcount by 72 employees. All employees were notified of termination and we completed all actions related to the closure of excess facility space under the Q2 2011 Plan by July 3, 2011.
The following table summarizes the Q2 2011 Plan activity for the six months ended July 1, 2012:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at January 1, 2012	$1,283	$—	$1,283
Amounts paid and foreign currency translation	(454)	—	(454)
Balance at July 1, 2012	$829	$—	$829
We anticipate that the remaining severance payments of $0.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2012.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2010 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and product lines that are more consistent with our growth strategy. During the six months ended July 1, 2012, we paid $2.5 million related to these plans and recorded an additional charge of $0.3 million to reduce the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment, as well as a charge of $0.4 million related to higher than expected costs associated with workforce reductions in Europe within the Human Health segment. As of July 1, 2012, we had $12.7 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Contract Termination Charges
We have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded a pre-tax charge of $0.4 million and made payments for these obligations of $0.8 million in the first six months of fiscal year 2012. The remaining balance of these accruals as of July 1, 2012 was $1.7 million.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Interest income	$(150)	$(483)	$(360)	$(805)
Interest expense	11,339	4,213	22,776	8,129
Other expense, net	169	541	1,772	2,703
Total interest and other expense, net	$11,358	$4,271	$24,188	$10,027
Interest and other expense, net, for the three months ended July 1, 2012 was an expense of $11.4 million, as compared to an expense of $4.3 million for the three months ended July 3, 2011, an increase of $7.1 million. The increase in interest and other expense, net, for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, was primarily due to the increase in total debt and the higher interest rates on those debt balances associated with the issuance of our 5% senior unsecured notes due 2021 (the "2021 Notes") issued during the fourth quarter of fiscal year 2011. Interest income decreased by $0.3 million for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, primarily due to lower cash balances. Other expense, net, for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, decreased by $0.4 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Interest and other expense, net, for the six months ended July 1, 2012 was an expense of $24.2 million, as compared to an expense of $10.0 million for the six months ended July 3, 2011, an increase of $14.2 million. The increase in interest and other expense, net, for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011, was primarily due to the increase in total debt and the higher interest rates on those debt balances associated with the issuance of the 2021 Notes. Interest income decreased by $0.4 million for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011, primarily due to lower cash balances. Other expense, net, for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 decreased by $0.9 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.
Provision for Income Taxes
For the three months ended July 1, 2012, the provision for income taxes from continuing operations was $4.9 million, as compared to $6.0 million for the three months ended July 3, 2011.
For the six months ended July 1, 2012, the provision for income taxes from continuing operations was $6.3 million, as compared to $14.4 million for the six months ended July 3, 2011.
The effective tax rate from continuing operations was 12.6% and 10.2% for the three and six months ended July 1, 2012, respectively, as compared to 17.2% and 20.4% for the three and six months ended July 3, 2011, respectively. The lower effective tax rates in fiscal year 2012, as compared to fiscal year 2011, were primarily due to favorable permanent tax differences, the favorable settlement of income tax audits worldwide during the six months ended July 1, 2012, and an increase in the expected mix of profits from lower tax rate jurisdictions.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 1, 2012 and January 1, 2012.
We recorded the following gains and losses, which have been reported as gain (loss) on disposition of discontinued operations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
(Loss) gain on disposition of Illumination and Detection Solutions business	$—	$(111)	$16	$(1,696)
Gain (loss) on disposition of Photoflash business	485	(13)	992	(9)
(Loss) gain on disposition of other discontinued operations	(3)	(33)	9	(36)
Gain (loss) on disposition of discontinued operations before income taxes	$482	$(157)	$1,017	$(1,741)
In November 2010, we sold our Illumination and Detection Solutions business, which was included in the Environmental Health segment, for $510.3 million, including an adjustment for net working capital. During the first six months of fiscal year 2011, we updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.7 million. This loss was recognized as loss on disposition of discontinued operations.
In December 2008, our management approved a plan to divest our Photoflash business within the Environmental Health segment. In June 2010, we sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. During the first six months of fiscal year 2012, we recognized a pre-tax gain of $1.0 million for contingent consideration related to this sale. This gain was recognized as gain on disposition of discontinued operations.
We recorded tax provisions of $0.4 million and $0.5 million on disposition of discontinued operations for the three and six months ended July 1, 2012, respectively. We recorded tax benefits of $0.8 million and $0.02 million on disposition of discontinued operations for the three and six months ended July 3, 2011, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $5.5 million as of July 1, 2012, which represents our management’s estimate of the total cost of ultimate disposition of known environmental matters. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
Tax years ranging from 2003 through 2011 remain open to examination by various tax jurisdictions in which we have significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom, and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 1, 2012 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended July 1, 2012 was $258.4 million, as compared to $218.8 million for the three months ended July 3, 2011, an increase of $39.6 million, or 18%, which includes an approximate 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 17% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in research market revenue of $24.5 million and an increase in diagnostics market revenue of $15.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.1 million of revenue in our Human Health segment for the three months ended July 1, 2012 and $0.4 million for the three months ended July 3, 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment revenue during the three months ended July 1, 2012 was due to growth in the diagnostics market as birth rates in the United States begin to stabilize and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had continued growth from our traditional diagnostic imaging offerings, as well as increased demand for our complementary metal-oxide-semiconductor (“CMOS”) imaging technology, which was primarily focused on surgical applications. We also experienced growth in the research market due to continued demand for our in-vivo imaging systems with the addition of Caliper imaging systems. The growth in the research market was partially offset by reduced sales to pharmaceutical companies resulting from reduced research and development spending, as well as a decline in demand for our suite of radiometric detection equipment and reagents, particularly in Europe.

Revenue for the six months ended July 1, 2012 was $512.4 million, as compared to $420.1 million for the six months ended July 3, 2011, an increase of $92.2 million, or 22%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 18% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in research market revenue of $60.8 million, and an increase in diagnostics market revenue of $31.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $4.5 million of revenue in our Human Health segment for the six months ended July 1, 2012 and $0.6 million for the six months ended July 3, 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment revenue during the six months ended July 1, 2012 was due primarily to growth in the diagnostics market from the expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had growth in our traditional diagnostic imaging offerings and continued growth from our therapeutic and non-medical applications, as well as increased demand for our CMOS imaging technology, which was primarily focused on surgical applications. We also experienced growth in the research market due to continued demand for our in-vivo imaging systems with the addition of Caliper imaging systems.
Operating income from continuing operations for the three months ended July 1, 2012 was $31.5 million, as compared to $28.4 million for the three months ended July 3, 2011, an increase of $3.1 million, or 11%. Amortization of intangible assets increased and was $17.2 million for the three months ended July 1, 2012, as compared to $12.3 million for the three months ended July 3, 2011. Restructuring and contract termination charges, net, were $4.4 million for the three months ended July 1, 2012 due primarily to the Q2 2012 Plan, as compared to $1.8 million for the three months ended July 3, 2011 due primarily to the Q2 2011 Plan. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions was an expense of $0.9 million for the three months ended July 1, 2012, as compared to an expense of $1.2 million for the three months ended July 3, 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $0.3 million for each of the three months ended July 1, 2012 and July 3, 2011. Increased sales volume, favorable changes in product mix and productivity initiatives increased operating income for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, which was partially offset by costs related to acquisitions and growth investments in research and development.
Operating income from continuing operations for the six months ended July 1, 2012 was $53.5 million, as compared to $50.0 million for the six months ended July 3, 2011, an increase of $3.5 million, or 7%. Amortization of intangible assets increased and was $34.9 million for the six months ended July 1, 2012, as compared to $24.9 million for the six months ended July 3, 2011. Restructuring and contract termination charges, net, were $9.4 million for the six months ended July 1, 2012 due primarily to the Q1 2012 and Q2 2012 Plans, as compared to $1.8 million for the six months ended July 3, 2011 due primarily to the Q2 2011 Plan. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions was an expense of $1.5 million for the six months ended July 1, 2012, as compared to an expense of $3.7 million for the six months ended July 3, 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions completed in fiscal year 2011 was $4.8 million for the six months ended July 1, 2012, as compared to $0.4 million for the six months ended July 3, 2011. Increased sales volume, favorable changes in product mix and productivity initiatives increased operating income for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011, which was partially offset by costs related to acquisitions and growth investments in research and development.
Environmental Health
Revenue for the three months ended July 1, 2012 was $263.4 million, as compared to $260.2 million for the three months ended July 3, 2011, an increase of $3.1 million, or 1%, which includes an approximate 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates and no net impact from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in laboratory services market revenue of $6.3 million partially offset by decreases in environmental and safety and industrial markets revenue of $3.2 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $8.4 million for the three months ended July 1, 2012 and $5.8 million for the three months ended July 3, 2011, primarily related to our informatics offerings, that otherwise would have been recorded by the acquired businesses during that period. The increase in our Environmental Health segment revenue during the three months ended July 1, 2012 was due primarily to growth in our informatics offerings within the laboratory services market, as well as growth in our environmental, food and consumer safety and testing products. These increases were partially offset by decreased demand for our applications in the industrial markets.

Revenue for the six months ended July 1, 2012 was $520.3 million, as compared to $506.1 million for the six months ended July 3, 2011, an increase of $14.2 million, or 3%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in laboratory services market revenue of $15.6 million, partially offset by decreases in environmental and safety and industrial markets revenue of $1.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $12.5 million for the six months ended July 1, 2012 and $5.8 million for the six months ended July 3, 2011, primarily related to our informatics offerings, that otherwise would have been recorded by the acquired businesses during that period. The increase in our Environmental Health segment revenue during the six months ended July 1, 2012 was due primarily to growth in our informatics offerings within the laboratory services market, as well as growth in our environmental, food and consumer safety and testing products. These increases were partially offset by decreased demand for our applications in the industrial markets.
Operating income from continuing operations for the three months ended July 1, 2012 was $28.2 million, as compared to $21.7 million for the three months ended July 3, 2011, an increase of $6.4 million, or 29%. Amortization of intangible assets decreased and was $6.1 million for the three months ended July 1, 2012, as compared to $7.0 million for the three months ended July 3, 2011. Restructuring and contract termination charges, net, were $0.8 million for the three months ended July 1, 2012 as a result of the Q2 2012 Plan, as compared to $1.5 million for the three months ended July 3, 2011 due primarily to the Q2 2011 Plan. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions was income of $0.2 million for the three months ended July 1, 2012, as compared to an expense of $0.6 million for the three months ended July 3, 2011. Increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity initiatives increased operating income for the three months ended July 1, 2012, as compared to the three months ended July 3, 2011, which was partially offset by incremental costs primarily related to our informatics acquisitions and increased sales and marketing expenses, particularly in emerging territories.
Operating income from continuing operations for the six months ended July 1, 2012 was $54.6 million, as compared to $52.0 million for the six months ended July 3, 2011, an increase of $2.6 million, or 5%. Amortization of intangible assets increased and was $11.9 million for the six months ended July 1, 2012, as compared to $10.8 million for the six months ended July 3, 2011. Restructuring and contract termination charges, net, were $2.0 million for the six months ended July 1, 2012 as a result of the Q1 2012 and Q2 2012 Plans, as compared to $1.5 million for the six months ended July 3, 2011 due primarily to the Q2 2011 Plan. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions was an expense of $1.2 million for the six months ended July 3, 2011. Increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity initiatives increased operating income for the six months ended July 1, 2012, as compared to the six months ended July 3, 2011, which was partially offset by incremental costs primarily related to our informatics acquisitions and increased sales and marketing expenses, particularly in emerging territories.

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
At July 1, 2012, we had cash and cash equivalents of $171.4 million and a senior unsecured revolving credit facility with $424.0 million available for additional borrowing under the facility.
Most of our cash is denominated in foreign currencies. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the Caliper acquisition, we concluded that certain foreign operations did not require the same level of capital as previously expected, and therefore we plan to repatriate approximately $350.0 million of previously unremitted earnings and have provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, we recorded an increase to our tax provision of $79.7 million in continuing operations during the fourth quarter of fiscal year 2011. We expect to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of July 1, 2012, we had completed the repatriation of $229.2 million of the $350.0 million of these previously unremitted earnings. With the exception of this planned repatriation, which is expected to be completed by the end of fiscal year 2013 and is related to the acquisition of Caliper, we expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 23, 2008, we announced that our Board of Directors (our “Board”) authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first six months of fiscal year 2012, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of July 1, 2012, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first six months of fiscal year 2012, we repurchased 80,690 shares of common stock for this purpose at an aggregate cost of $2.1 million.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility in the credit markets. During the first six months of fiscal year 2012, we made a contribution of $17.0 million for the 2011 plan year to our defined benefit pension plan in the United States. During the first six months of fiscal year 2012, we made contributions of $5.5 million in the aggregate to our defined benefit pension plans outside of the United States, and we may be required to fund those pension plans with contributions of up to $11.1 million by the end of fiscal year 2012. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

Cash Flows
Operating Activities. Net cash provided by continuing operations was $92.7 million for the six months ended July 1, 2012, as compared to net cash provided by continuing operations of $102.2 million for the six months ended July 3, 2011, a decrease of $9.5 million. The cash provided by operating activities for the six months ended July 1, 2012 was principally a result of net income from continuing operations of $55.6 million, depreciation and amortization of $64.2 million, stock-based compensation expense of $10.3 million and restructuring and contract termination charges, net, of $11.4 million. These amounts were partially offset by a net increase in working capital of $2.5 million. Contributing to the net increase in working capital for the six months ended July 1, 2012, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts receivable of $13.5 million and an increase in accounts payable of $1.6 million, partially offset by an increase in inventory of $12.7 million. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first six months of fiscal year 2012. The increase in accounts payable was primarily a result of the timing of disbursements during the first six months of fiscal year 2012. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $51.2 million for the six months ended July 1, 2012, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $11.2 million for the six months ended July 1, 2012, as compared to net cash used in the investing activities of our continuing operations of $325.9 million for the six months ended July 3, 2011, a decrease of $314.7 million. For the six months ended July 1, 2012, we did not use any cash for acquisitions, core technology purchases, acquired licenses and other costs in connection with these and other transactions. Capital expenditures for the six months ended July 1, 2012 were $11.4 million, primarily in the areas of tooling and other capital equipment purchases. Restricted cash balances decreased for the six months ended July 1, 2012 by $0.2 million, as compared to a decrease in restricted cash balances of $0.4 million for the six months ended July 3, 2011.
Financing Activities. Net cash used in the financing activities of our continuing operations was $48.8 million for the six months ended July 1, 2012, as compared to net cash provided by financing activities of our continuing operations of $150.7 million for the six months ended July 3, 2011, an increase of $199.5 million. For the six months ended July 1, 2012, we repurchased 80,690 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $2.1 million, including commissions. This compares to repurchases of 4.0 million shares of our common stock, including 83,878 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the six months ended July 3, 2011, for a total cost of $110.0 million, including commissions. This use of cash was partially offset by proceeds from common stock option exercises of $12.9 million, including $1.1 million for the related excess tax benefit, for the six months ended July 1, 2012. This compares to the proceeds from common stock option exercises of $32.1 million, including $8.6 million for the related excess tax benefit, for the six months ended July 3, 2011. During the six months ended July 1, 2012, debt borrowings from our senior unsecured revolving credit facility totaled $210.0 million, which was offset by debt reductions of $244.0 million. This compares to debt borrowings from our senior unsecured revolving credit facility of $494.0 million, which was partially offset by debt reductions of $247.0 million during the six months ended July 3, 2011. We paid $15.9 million and $16.0 million in dividends during the six months ended July 1, 2012 and July 3, 2011, respectively. In addition, we settled $9.3 million in contingent consideration recorded at the acquisition date fair value during the six months ended July 1, 2012, as compared to $0.1 million in contingent consideration recorded at the acquisition date fair value during the six months ended July 3, 2011.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On December 16, 2011, we entered into an amended and restated senior unsecured revolving credit facility. The agreement for the facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of July 1, 2012, undrawn letters of credit in the aggregate amount of $12.0 million were treated as issued and outstanding under the senior unsecured revolving credit facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of July 1, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of July 1, 2012 was 0.24%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.54%. We had $264.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of July 1, 2012, with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and those contained in our previous senior revolving credit agreement. The financial covenants in our amended and restated senior unsecured revolving credit facility includes a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable only if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of July 1, 2012.
6% Senior Unsecured Notes due 2015. On May 30, 2008, we issued $150.0 million aggregate principal amount of 2015 Notes in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. We may redeem some or all of the 2015 Notes at any time, at our option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable only if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of July 1, 2012.
5% Senior Unsecured Notes due 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of 2021 Notes in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of July 1, 2012.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each of the first two quarters of fiscal year 2012 and in each quarter of fiscal year 2011. At July 1, 2012, we have accrued $8.0 million for dividends declared prior to quarter end. On July 27, 2012, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2012 that will be payable in November 2012. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted Accounting Pronouncements
During the first quarter of fiscal year 2012 we adopted new guidance applicable to certain of our health care businesses that recognize patient service revenue at the time the services are rendered where we do not assess the patient's ability to pay at the time of the sale. The new guidance requires us to present the provision for bad debts related to such revenue as a deduction from revenue (net of contractual allowances and discounts) on the statements of operations. The effects of the adoption on our condensed consolidated statements of operations resulted in a decrease to revenue and a decrease to selling, general and administrative expenses of $0.7 million and $1.4 million for the three and six months ended July 1, 2012, respectively, and a decrease to revenue and a decrease to selling, general and administrative expenses of $0.4 million and $1.1 million for the three and six months ended July 3, 2011, respectively. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.

Effects of Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective dates. Unless otherwise discussed, we believe that such recently issued pronouncements will not have a significant impact on our condensed consolidated financial position, results of operations and cash flows or do not apply to our operations.

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
Principal hedged currencies include the British Pound, Canadian Dollar, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts with U.S. equivalent notional amounts totaling $61.7 million and $108.4 million as of July 1, 2012 and July 3, 2011, respectively. The fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material and the duration of these contracts was generally 30 days during both fiscal years 2012 and 2011. Also, during the three and six months ended July 1, 2012 we entered into two forward foreign exchange contracts with the same institution and having the same settlement date in October 2012, with Euro denominated notional amounts of Euro 125.0 million. The fair value of these currency derivative contracts at July 1, 2012 was a net receivable of $4.1 million.
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
In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of July 1, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $3.5 million, net of taxes of $2.3 million. We amortized into interest expense $1.0 million during the first six months of fiscal year 2012 and $2.0 million during fiscal year 2011.
Interest Rate Risk—Sensitivity. Our 2011 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2011 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 1, 2012. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 1, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at July 1, 2012 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have operations in many parts of the world. The global economy has a significant impact on our business. The global economy experienced a significant downturn throughout 2008 and 2009. This downturn was caused in part by the effects of the credit market crisis and the resulting impact on the finance and banking industries, volatile currency exchange rates and energy costs, inflation concerns, decreased consumer confidence, reduced corporate profits and capital expenditures, and liquidity concerns. Although the global economy began showing signs of gradual improvement in 2010, debt and equity markets experienced renewed disruption beginning early in the third quarter of 2011, including the downgrading of government issued debt in the United States and other countries, and the prospects of an economic recovery remain uncertain. There can be no assurance that any of the recent economic improvements will be sustainable, or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
While we take precautions to prevent production or service interruptions at our global facilities, a major earthquake, fire, flood, power loss or other catastrophic event that results in the destruction or delay of any of our critical business operations could have a material adverse affect on our operating results or cause significant reputational damage.
Certain of these risks can be hedged to a limited degree using financial instruments, or other measures, and some of these risks are insurable, but any such mitigation efforts are costly and may not always be fully successful. Our ability to engage in such mitigation efforts has decreased or become even more costly as a result of recent market developments.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the fiscal quarter ended July 1, 2012. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
If we experience a significant disruption in, or breach in security of, our information technology systems, or if we fail to implement new systems, software and technologies successfully, our business could be adversely affected.
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
As of July 1, 2012, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On June 15, 2012, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2012 that will be payable in August 2012. On July 27, 2012, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2012 that will be payable in November 2012. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2012—April 29, 2012	1,457	$26.38	—	5,999,167
April 30, 2012—May 27, 2012	8,196	$25.95	—	5,999,167
May 28, 2012—July 1, 2012	7,001	$25.70	—	5,999,167
Activity for quarter ended July 1, 2012	16,654	$25.88	—	5,999,167
 ____________________

(1)
On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program will expire on October 22, 2012 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the second quarter of fiscal year 2012, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of July 1, 2012, 6.0 million shares of our common stock remained available for repurchase from the 15.0 million shares authorized by our Board under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the second quarter of fiscal year 2012, we repurchased 16,654 shares of common stock for this purpose. The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2012 and July 3, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2012 and July 3, 2011, (iii) Condensed Consolidated Balance Sheets at July 1, 2012 and January 1, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2012 and July 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 7, 2012	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 7, 2012	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2012 and July 3, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2012 and July 3, 2011, (iii) Condensed Consolidated Balance Sheets at July 1, 2012 and January 1, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2012 and July 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.