Form 10-K
period 2012-12-30
PERKINELMER INC
filed 2013-02-26
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑       No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☑        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 29, 2012, was $2,914,063,957 based upon the last reported sale of $25.80 per share of common stock on June 29, 2012.
As of February 22, 2013, there were outstanding 113,733,875 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and their environment.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of December 30, 2012, we employed approximately 7,500 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.

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

Our Strategy
Our strategy is to provide innovative products, services and solutions that drive scientific enhancements and productivity improvements in targeted high growth market segments and to develop value-added applications and solutions to foster further development and expansion of the markets we serve. To execute on our strategy and drive higher revenue growth, we focus on broadening our product and service offerings through the acquisition of innovative technology and expenditures for research and development. Our strategy includes:

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

Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:

Strategic Business Re-Alignment:
We announced a new alignment of our businesses effective for fiscal year 2013 that will allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our field service for products previously sold by our former Bio-discovery business, as well as our Informatics business, will be moved from our Environmental Health segment into our Human Health segment. We will report our financial results beginning in fiscal year 2013 using this new alignment under our Human Health and Environmental Health segments.

Business Combination:
Acquisition of Haoyuan Biotech Co., Ltd. In November 2012, we acquired all outstanding stock of Shanghai Haoyuan Biotech Co., Ltd. ("Haoyuan"). Haoyuan is a provider of nucleic acid-based blood screening solutions for the blood banking and clinical diagnostics markets. We expect this acquisition to extend our capabilities into nucleic acid blood screening, as well as deepen our position in the growing molecular clinical diagnostics market in China. We paid the shareholders of Haoyuan $38.0 million in cash for the stock of Haoyuan. We recorded a receivable of $2.7 million from the shareholders of Haoyuan as a reduction of purchase price for the settlement of certain contingencies. As of the closing date, we potentially had to pay the shareholders additional contingent consideration of up to $30.0 million, which at closing had an estimated fair value of $1.9 million. We reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Restructuring:
During fiscal year 2012, we recorded a $16.8 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities, the closure of excess facility space, and contract termination costs. We also recognized a $7.4 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and contract termination costs. Our management approved these plans principally to shift resources to higher growth geographic regions and end markets, to realign operations and production resources as a result of recent acquisitions and to shift resources to a newly established shared service center. We also recorded an additional pre-tax restructuring charge of $0.3 million primarily related to higher than expected costs associated with workforce reductions in Europe within the Human Health segment, as well as an additional reversal of $0.9 million primarily related to a reduction in the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. We also recorded a pre-tax charge of $1.5 million during fiscal year 2012 primarily as a result of terminating various contractual commitments in connection with certain disposal activities in our Environmental Health segment. The pre-tax restructuring activity associated with these plans has been reported as restructuring expenses and is included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from these restructuring plans on operating results and cash flows to approximately offset the increased spending required to realign operations. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows will exceed $11.0 million on an annual basis beginning in fiscal year 2014, primarily as decreases to cost of revenue and selling, general and administrative expenses.

As part of our ongoing business strategy, we also took the following action:

Share Repurchase Program:
On October 23, 2008, we announced that our Board of Directors (our "Board") authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program expired on October 22, 2012. On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2012, we did not repurchase any shares of common stock under either of the stock repurchase programs. During fiscal year 2011, we repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. During fiscal year 2010, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. As of December 30, 2012, all 6.0 million shares authorized by our Board under the New Repurchase Program remained available for repurchase. From December 31, 2012 through February 22, 2013, we repurchased approximately 2.6 million shares of common stock in the open market at an aggregate cost of $89.0 million, including commissions, under the New Repurchase Program.

Business Segments and Products
We report our business in two segments: Human Health and Environmental Health. We performed our annual impairment testing on January 2, 2012, the annual impairment date for our reporting units, and based on the first step of the impairment process (the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value), we concluded that there was no goodwill impairment.

We announced a new alignment of our businesses effective for fiscal year 2013 that will allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our field service for products previously sold by our former Bio-discovery business, as well as our Informatics business, will be moved from our Environmental Health segment into our Human Health segment. We will report our financial results beginning in fiscal year 2013 using this new alignment under our Human Health and Environmental Health segments.

Human Health Segment
Our Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. Our Human Health segment generated revenue of $1,044.1 million in fiscal year 2012.

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

Research Market:
In the research market, we provide a broad suite of solutions including reagents, liquid handling and detection and imaging technologies that enable researchers to improve the drug discovery process. These products, solutions and services enable pharmaceutical companies to create better therapeutics by helping to bring products to market faster and more efficiently. Our research portfolio includes a wide range of systems consisting of instrumentation for automation and detection solutions, in vitro and in vivo imaging and analysis hardware and software, and a portfolio of consumable products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

Principal Products:
Our principal products for Human Health applications include the following:

Diagnostics:

•
The DELFIA® Xpress screening platform, which is a complete solution for prenatal screening, and includes a fast, continuous loading system supported by kits for both first and second trimester analyses, and clinically validated LifeCycle™ software. A Placental Growth Factor assay is used to screen pregnant women for early-onset pre-eclampsia.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit, which is used to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•
The First Trimester Screen | Fß screening protocol, which is used to provide a first trimester prenatal aneuploidy screening service by combining ultrasound measurement of the fluid accumulation behind the neck of the fetus with maternal serum markers. It is designed to assess patient-specific risk for fetal Down syndrome, trisomy 18 and trisomy 13.

•	The GSP® Neonatal hTSH, 17µ-OHP, GALT and IRT kits, which are used for screening congenital neonatal conditions from a drop of blood.

•	The NeoBase Non-derivatized MS/MS kit, which analyzes newborn blood samples for measurement of amino acids and analytes for specific diseases.

•
Amorphous silicon digital x-ray flat panel detectors, which contain an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

•
The prenatal BACs-on-Beads™ ("BoBs™") in vitro diagnostic (“IVD”) assay for rapid prenatal testing of multiple genetic diseases and chromosomal abnormalities, for use in the European Union, which is the first IVD product from the BoBs™ proprietary multiplexed bead-based technology product family.

•	Umbilical cord tissue stem cell banking services from ViaCord® for the banking of stem cells harvested from umbilical cord tissue for potential therapeutic application.

•
Prenatal and newborn tests including the Signature Precision Panel™ which is used to rapidly screen for aneuploidies of chromosomes 13, 18, 21, X and Y, as well as 20 severe microdeletion/duplication syndromes during pregnancy. Our newborn testing and diagnostics portfolio was also expanded to include a panel to screen for six Lysosomal Storage Disorders. The panel tests for Krabbe disease, Gaucher's disease, Niemann-Pick disease (Type A and Type B), Pompe disease, Fabry disease and MPS 1.

•	Oncology testing services utilizing OncoChip™ microarray technology for early diagnoses of hematological malignancies.

•
The new XRD 0822 and XRD 1622 digital x-ray flat panel detectors, which provide non-destructive testing applications including pipeline inspection, manufacturing inspection, PCB inspection and 3D Cone Beam CT.

Research:

•
Radiometric detection solutions, including over 1,100 NEN® radiochemicals, the Tri-carb® and MicroBeta2® families of liquid scintillation counters, which are used for beta, gamma and luminescence counting in microplate formats, are utilized in research, environmental and drug discovery applications.

•
The Opera® high content screening system and Operetta® high content imaging system, which are used to automate imaging and analysis for cell-based assays for drug discovery and basic cellular science research laboratories.

•
The Columbus™ image data storage and analysis system, which provides a single solution to the storage and analysis of high content data from any major high content screening system used to visualize and analyze high content images via the Internet.

•
The UltraVIEW® VoX 3D live cell imaging system, which is a high-resolution, high speed, confocal imaging system that allows for the observation and measurement of cellular and molecular processes in real time. Volocity® 6.0 3D image analysis software allows scientists to understand intracellular and intercellular relationships for 3D data visualization, publication, restoration and analysis of images from a range of fluorescence microscopy and high content image systems.

•
The EnVision® Multilabel Plate Reader and EnSpire® Multimode Plate Reader, which are used in a wide range of high-throughput screening applications, including those utilizing AlphaLISA® and/or AlphaScreen® technology. The EnSpire reader has the option of Corning® Epic® label-free technology providing more physiologically relevant data for the identification of new therapeutic targets.

•
A wide range of homogeneous biochemical and cellular assay reagents, including LANCE® Ultra and Alpha Technology assay platforms, which are used for the drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, antibodies and epigenetic modification enzymes. A broad portfolio of recombinant GPCR and Ion Channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas. The AlphaLISA® research assays, including over 100 no-wash biomarker kits for both biotherapeutics and small molecule development in a variety of therapeutic areas including cancer, neurodegeneration, and virology.

•	TSA™ Plus biotin kits that can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•
In vivo imaging technologies including the IVIS® Spectrum Series, a pre-clinical optical imaging platform combining high throughput and full tomographic imaging to facilitate non-invasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals and the Quantum FX microCT designed for longitudinal imaging with optical co-registration enablement. The Quantum FXuCT features ultra-fast imaging for ultimate throughput while maintaining low dose and high quality images for parametric analysis. Additionally, a broad portfolio of fluorescent and bioluminescent in vivo imaging reagents provides quantitative imaging data that can be useful for identifying and characterizing a range of disease biomarkers and therapeutic efficacy in living animal models. The HypoxiSense™ Fluorescent Pre-clinical Imaging Agent is used to detect hypoxia to assess the therapeutic efficacy in drug screening of tumor models and fluorescence microscopy of disease tissues.

•
The MultiSpecies Imaging Module for the Fluorescence Molecular Tomography Quantitative Pre-clinical Imaging Systems, which enables researchers to generate 3D in vivo animal models relevant to disease research.

•
LapChip® for molecular diagnostics in clinical research laboratories, which uses microfluidic technology to perform reproducible, high-resolution, electrophoretic separations for analyzing multiplex polymerase chain reaction products for molecular biology applications.

•
Next generation sequencing tools including chemagen kits for nucleic acid separation, LabChip fractionation and separation systems, automated liquid handling workstations, the Ion PGM™ Sequencer and Geospiza® data analysis program.

•
A wide reagent portfolio including the HCA ImagAmp™ reagent kit for high content screening and cellular analysis applications, which is used in a variety of research areas including cell differentiation, cell toxicity, programmed cell death, drug discovery, protein expression and signaling pathway analysis, as well as an expanded epigenetic detection reagents portfolio specifically validated for drug discovery and life sciences research now covering nine different histone marks, as well as p53, with more than 15 validated in vitro and cell-based assays to help researchers discover novel drug compounds directed against several epigenetic targets.

•	The Vectra™ 2 automated slide imaging system, which is an integrated solution to advance the identification and validation of new drug targets to improve the assessment of drug response.

•	Western Lighting ECL Pro, a non-radioactive light-emitting system, which detects proteins immobilized on a membrane in Western blots.

•
Automated workstations including the JANUS® Automated Workstation, an automation and liquid handling system, designed for the efficient automation of sample preparation procedures utilized in pharmaceutical, biotech, and research applications. The cell::explorer™ and plate::handler™ automated workstations allow integration of multiple laboratory instrumentation using a centralized robotic interface, allowing higher throughput and turnkey-application focused solutions.

New Products:
Significant new products introduced or acquired for Human Health applications in fiscal year 2012 include the following:

Diagnostics:

•
An expanded portfolio of molecular infectious disease screening technologies for blood bank and clinical laboratory settings in China. The tools include a qualitative 3-in-1 assay for the detection of hepatitis B, hepatitis C and HIV, and assays for chlamydia trachomatis and neisseria gonorrhoeae.

Research:

•	Geospiza GeneSifter® Analysis Edition, an integrated informatics platform for the visualization and analysis from sample to results of microarray and next generation sequencing data.

•	Expanded assay kits utilizing AlphaLISA® Technology used for safety testing, manufacturing and quality control of biotherapeutic drugs.

•	HER2Sense™ preclinical imaging agent, supporting breast cancer discovery research, which is the first fluorescent, discovery research imaging agent to be based on a commercial therapeutic antibody.

•	Updated inForm® Image Analysis Software, enabling automated image analysis for accurately quantifying biomarker expression in tumors and surrounding tissues.

•	BacteriSense™ 645 Targeted Fluorescent Imaging Agent, which is used to target infection of both gram-negative and gram-positive bacteria.

•	FolateRSense™ 680 Targeted Fluoresent Imaging Agent, which is used to closely monitor and quantitate tumor growth and metabolism

•	BombesinRSense 680 Targeted Fluorescent Imaging Agent, which is specific for bombesin receptors expressed in many types of cancer.

•	VivoTag™ 680XL Protein Labeling Kit, which helps to prepare fluorescently labeled antibodies, proteins or peptides for small animal in vivo imaging applications.

Brand Names:
Our Human Health segment offers additional products under various brand names, including AlphaLISA®, AlphaScreen®, AutoDELFIA®, Columbus™, EnSpire®, EnVision®, Evolution™, FMT®, Genoglyphix®, Geospiza®, inForm™, IVIS®, LabChip®, LANCE®, LifeCycle™, Living Image®, MultiPROBE®, NEN®, NTD Labs®, Nuance®, Oncoglyphix™, Opera®, Operetta®, Pannoramic™, Quantum™, Elsevier's Reaxys®, ScanArray™, Signature Genomics®, Signature PrenatalChip®, Signature Precision Panel™, SignatureChip®, Specimen Gate™, TRIO™, Twister®, UltraVIEW® VoX, VariSpec™, Vectra®, ViaCord®, VICTOR™, ViewLux®, VivoTag™, Volocity®, Wizard®, and XRD amorphous silicon FPDs™.

Environmental Health Segment
Our Environmental Health segment provides products, services and solutions to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets. Our Environmental Health segment generated revenue of $1,071.1 million in fiscal year 2012.

Environmental Market:
For the environmental market, we provide analytical products, services and solutions that address the quality of our environment, sustainable energy development, and help ensure safer food and consumer products.

Our technologies are used to detect and help reduce the impact products and industrial processes may have on our environment. For example, our water quality solutions help ensure the purity of the world's water supply by detecting harmful substances, such as trace metal, organic, pesticide, chemical and radioactive contaminants.

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

Laboratory Services Market:
We have approximately 1,400 service engineers to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource® service business strategy is aligned with customers' needs to consolidate laboratory services in order to gain efficiencies within their labs.

Principal Products:
Our principal products for Environmental Health applications include the following:

•
The Clarus® series of gas chromatographs, gas chromatographs/mass spectrometers and the TurboMatrix™ family of sample-handling equipment, which are used to identify and quantify compounds in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.

•
The Flexar™ series of liquid chromatography and mass spectrometry instruments, which are controlled by the Chromera® chromatography data system and incorporates an ergonomic industrial design to deliver a wide range of pressure and detector options to address the application needs of high pressure liquid chromatography laboratories. These systems are used to identify and quantify compounds for applications in the environmental, food, beverage, and pharmaceutical industries.

•
The AxION™ 2 TOF MS platform, which helps companies deliver quality products and services to consumers across the environmental, food and pharmaceutical sectors and is used for the identification of unexpected compounds in samples, providing a high level of resolution and mass accuracy.

•
Our atomic spectroscopy family of instruments, including the AAnalyst™/PinAAcle™ series of atomic absorption spectrometers, the Optima™ family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers, which are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•
Our infrared spectroscopy family, including the Spectrum Two™ spectrometer, a compact and portable instrument which is used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications, and the Frontier™ spectrometer, which is designed to provide high sensitivity and performance for safe drug development and for determining chemical and material properties in a variety of samples, including consumer products.

•	The LAMBDA™ UV/Vis series, which is used to measure liquids, solids, pastes and powder samples and for regulatory tests requiring variable bandwidths.

•
The DSC 8000 and 8500, which feature a second generation, power controlled double furnace designed to provide fast heating and cooling rates required to accurately understand how materials behave under different conditions.

•
The DMA 8000, a thermal analysis system, which is used by scientists in the polymers, composites, pharmaceutical, and food and beverage industries for applications ranging from simple quality control to advanced research.

•
The Porcine Detection Kits for the Halal food certification industry, which are used to detect porcine meat traces in order to provide authenticity of food products where Halal certification is required.

•
OneSource® Laboratory services made up of a comprehensive portfolio of multivendor instrument management, QA/QC, lab relocation and regulatory compliance services. OneSource programs are tailored to the specific needs and goals of individual customers.

New Products:
New products introduced or acquired for Environmental Health applications in fiscal year 2012 include the following:

•	The OilExpress™ 4 Oil Condition Monitoring Systems, which combine the high-performance Spectrum Two™ FT-IR spectrometer with an OilPrep™ oil dilution system to quickly analyze contaminants in oil.

•
The TL-9000, which is a hyphenated thermal analysis solution combining thermogravimetric analysis and transfers sequentially to both a Fourier Transform Infrared Spectrometer and Mass Spectrometer or Gas Chromatography/Mass Spectrometer.

•	The Simultaneous Thermal Analyzer 8000, which delivers high performance thermal analysis and is used for compositional analysis and kinetic studies.

•
The AxION® Direct Sample Analysis system, which is an instrument that eliminates sample preparation steps and the need for front-end gas or liquid chromatography separation for direct sample introduction to a mass spectrometer.

•	OneSource® Scientific IT Solutions, which is a series of informatics-based consulting, planning and management offerings to assist in laboratory productivity.

•	Supra-d™ QuEChERS Dispersive Solid Phase Extraction solution for sample preparation in pesticide residue analysis to test the safety of fruit and vegetables.

•
AxION® eDoor™, which is a multi-vendor, web-based open access software that is designed to help manage multiple locations, chemists, instrument types and applications and includes “walk up” sample introduction with results delivered via Web, email and PDA.

•
Informatics platforms including Ensemble for Chemistry™, Ensemble for Biology™, Ensemble® for QA/QC ChemDraw® and ChemBioOffice® which are integrated suites that focus on the complex and varied needs of understanding and managing data for productivity and collaboration.

•	The Search Genius™ application, which is used by researchers as a single software system to search, save and share unstructured data stored throughout an organization for managing workflow.

•	Asset Genius™, an informatics- based business intelligence solution which assists laboratories in deploying, utilizing and managing laboratory assets throughout their lifecycle.

•
Licensing for the exclusive, worldwide rights to the TIBCO Spotfire® software platform in certain scientific research and development markets through an exclusive strategic relationship with TIBCO Software, Inc.

Brand Names:
Our Environmental Health segment offers additional products under various brand names, including Asset Genius™, AxION™, ChemBioOffice®, ChemDraw®, Chromera™, Ensemble® for Biology, Ensemble® for Chemistry, Flexar™, Frontier™, HyperDSC®, LAMBDA™, LABWORKS™, NexION®, OilExpress™, OilPrep™, OneSource®, Optima™, Search Genius™, Spectrum™, Supra-d™, SureFire®, and TIBCO Spotfire®.

Marketing
All of our businesses market their products and services directly through their own specialized sales forces. As of December 30, 2012, we employed approximately 3,500 sales and service representatives operating in approximately 33 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials, Key Components and Supplies
Each of our businesses uses a wide variety of raw materials, key components and supplies that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. We generally have multi-year contracts, with no minimum purchase requirements, with certain of our suppliers. For certain critical raw materials, key components and supplies required for the production of some of our principal products, we have qualified only a limited or a single source of supply. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to qualify alternative suppliers for each of these raw materials and key components. See the applicable risk factor in “Item 1A. Risk Factors” for an additional description of this risk.

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

Research and Development
Research and development expenditures were approximately $132.6 million during fiscal year 2012, approximately $115.8 million during fiscal year 2011, and approximately $94.8 million during fiscal year 2010.

We directed our research and development efforts in fiscal years 2012, 2011, and 2010 primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2013, and to continue to emphasize the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.1 million as of December 30, 2012, which represents our management’s estimate of the total cost of the ultimate remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

In addition, during the second quarter of fiscal year 2007, we settled an insurance claim resulting from a fire that occurred at our facility in Boston, Massachusetts in March 2005. In fiscal year 2007, we accrued $9.7 million representing our management’s estimate of the total cost for decommissioning the building, including environmental matters, which was damaged in the fire. We paid $2.5 million during fiscal year 2009, $1.6 million during fiscal year 2008 and $3.9 million during fiscal year 2007 towards decommissioning the building. We sold the building on April 27, 2010. Net proceeds from the sale were $11.0 million, and we recorded a pre-tax gain of $3.4 million in operating income.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees
As of December 30, 2012, we employed approximately 7,500 employees in our continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 30, 2012, we estimate that we employed an aggregate of approximately 1,600 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments
We have included the expenses for our corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the expense related to mark-to-market on postretirement benefit plans, as “Corporate” below. We have a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in our calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of our reporting segments.

The table below sets forth revenue and operating income (loss), excluding discontinued operations, by reporting segment for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
		(As adjusted)
	(In thousands)
Human Health
Product revenue	$888,006	$754,046	$672,217
Service revenue	156,128	130,361	121,514
Total revenue	1,044,134	884,407	793,731
Operating income from continuing operations(1)	73,727	99,306	97,855
Environmental Health
Product revenue	586,668	565,464	489,525
Service revenue	484,403	468,637	418,511
Total revenue	1,071,071	1,034,101	908,036
Operating income from continuing operations(1)	97,313	99,341	95,090
Corporate
Operating loss from continuing operations(2)	(72,497)	(107,519)	(35,377)
Continuing Operations
Product revenue	$1,474,674	$1,319,510	$1,161,742
Service revenue	640,531	598,998	540,025
Total revenue	2,115,205	1,918,508	1,701,767
Operating income from continuing operations	98,543	91,128	157,568
Interest and other expense (income), net	47,956	26,774	(8,383)
Income from continuing operations before income taxes	$50,587	$64,354	$165,951
____________________________

(1)
The pre-tax impairment charges have been included in the Human Health and Environmental Health operating income from continuing operations. We recognized $54.3 million of pre-tax impairment charges in the Human Health segment and also recognized $19.9 million of pre-tax impairment charges in the Environmental Health segment in fiscal year 2012. We recognized a $3.0 million pre-tax impairment charge in the Human Health segment in fiscal year 2011. There were no impairment charges during fiscal year 2010.

(2)
The expenses related to mark-to-market on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax loss of $31.8 million in fiscal year 2012, a pre-tax loss of $67.9 million in fiscal year 2011, and a pre-tax loss of $0.2 million in fiscal year 2010.

Additional information relating to our reporting segments is as follows for the fiscal years ended:

	Depreciation and Amortization Expense			Capital Expenditures
	December 30, 2012	January 1, 2012	January 2, 2011	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)			(In thousands)
Human Health	$86,703	$69,746	$61,346	$22,515	$15,395	$17,341
Environmental Health	37,634	39,480	26,284	16,498	13,190	15,005
Corporate	2,528	1,695	1,533	3,395	2,007	1,300
Continuing operations	$126,865	$110,921	$89,163	$42,408	$30,592	$33,646
Discontinued operations	$—	$—	$10,177	$—	$—	$9,090

	Total Assets
	December 30, 2012	January 1, 2012	January 2, 2011
		(As adjusted)
	(In thousands)
Human Health	$2,246,389	$2,254,768	$1,772,524
Environmental Health	1,621,421	1,569,490	1,375,992
Corporate	33,952	31,181	60,203
Net current and long-term assets of discontinued operations	—	202	227
Total assets	$3,901,762	$3,855,641	$3,208,946

Financial Information About Geographic Areas
Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2012, we had $1,292.3 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2012, we derived approximately 41% of our international sales from our Human Health segment, and approximately 59% of our international sales from our Environmental Health segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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
Our growth is subject to global economic and political conditions, and operational disruptions at our facilities.
We have operations in many parts of the world. While the global economy began showing signs of gradual improvement in 2010 from its significant downturn in 2008 and 2009, debt and equity markets experienced renewed disruption beginning early in the third quarter of 2011, including the downgrading of government issued debt in the United States and other countries, and the prospects of an economic recovery remain uncertain particularly as the United States and other countries continue to balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that any of the recent economic improvements will be sustainable, or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Haoyuan in the fourth quarter of fiscal year 2012 and Caliper in the fourth quarter of fiscal year 2011. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Patent and trade secret protection is important to us because developing new products, processes and technologies gives us a competitive advantage, although it is time-consuming and expensive. We own many United States and foreign patents and intend to apply for additional patents. Patent applications we file, however, may not result in issued patents or, if they do, the claims allowed in the patents may be narrower than what is needed to protect fully our products, processes and technologies. The expiration of our previously issued patents may cause us to lose a competitive advantage in certain of the products and services we provide. Similarly, applications to register our trademarks may not be granted in all countries in which they are filed. For our intellectual property that is protected by keeping it secret, such as trade secrets and know-how, we may not use adequate measures to protect this intellectual property.
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	changes in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our revenue represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	our ability to execute ongoing productivity initiatives,

•	changes in the volume or timing of product orders,

•	fluctuation in the expense related to mark-to-market on postretirement benefit plans, and

•	changes in assumptions used to determine contingent consideration in acquisitions.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2012. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our senior unsecured revolving credit facility, our 6% senior unsecured notes due 2015 (the “2015 Notes”) and our 5% senior unsecured notes due 2021 (the "2021 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
As of December 30, 2012, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 25, 2013, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2012 that will be payable in May 2013. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 30, 2012, our continuing operations occupied 2,635,567 square feet in over 116 locations. We own 549,154 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 15 states and 32 foreign countries.

Facilities outside of the United States account for approximately 1,414,376 square feet of our owned and leased property, or approximately 54% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of December 30, 2012, the approximate square footage of real property owned and leased attributable to the continuing operations of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Human Health	536,173	929,381	1,465,554
Environmental Health	12,981	1,073,491	1,086,472
Corporate offices	—	83,541	83,541
Continuing operations	549,154	2,086,413	2,635,567

Item 3.	Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we breached our distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology, separately and together with the other defendants. We filed an answer and a counterclaim alleging that Enzo's patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo's patents that effectively limited the coverage of certain of those claims and, we believe, excluded certain of our products from the coverage of Enzo's patents, summary judgment motions were filed by the defendants.

The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo's appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo's case against us. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part our motion for summary judgment of non-infringement. On December 21, 2012, we filed a second motion for summary judgment on claims that were not addressed in the first motion. The second motion is pending. The district court has permitted Enzo to take limited discovery directed to the motion with briefing to be concluded in May 2013.
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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 30, 2012 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 26, 2013. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chairman, Chief Executive Officer and President	57
Frank A. Wilson	Senior Vice President and Chief Financial Officer	54
Joel S. Goldberg	Senior Vice President, General Counsel and Secretary	44
Daniel R. Marshak	Senior Vice President and Chief Scientific Officer	55
John R. Letcher	Senior Vice President, Human Resources	51
James Corbett	Senior Vice President and President, Diagnostics	50
E. Kevin Hrusovsky	Senior Vice President and President, Life Sciences and Technology	51
Maurice H. Tenney	Senior Vice President and President, Environmental Health	49
Andrew Okun	Vice President and Chief Accounting Officer	43

Robert F. Friel, 57. Mr. Friel was named our Chief Executive Officer in February 2008. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance function. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board. In July 2007, he was named President and Chief Operating Officer, effective August 1, 2007. From 1980 to 1999, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is currently a director of CareFusion Corporation and Xylem Inc., and has served as a director of Fairchild Semiconductor Corp. and Millennium Pharmaceuticals, Inc. during the past five years. He also previously served on the national board of trustees for the March of Dimes Foundation.

Frank A. Wilson, 54. Mr. Wilson joined us in May 2009 and is our Senior Vice President and Chief Financial Officer. Prior to joining us in May 2009, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Before joining Danaher, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviations Systems. Prior to joining AlliedSignal Inc., he worked at PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 44. Mr. Goldberg joined us in July 2008 as our Senior Vice President, General Counsel and Secretary. Prior to joining us in July 2008, Mr. Goldberg served as Vice President, Chief Compliance Officer and Secretary for Millennium Pharmaceuticals, Inc. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Before joining Millennium, Mr. Goldberg was an associate at the law firm of Edwards & Angell, LLP, focusing on emerging companies, venture capital, securities and merger-related work. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Masters in Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

Daniel R. Marshak, 55. Dr. Marshak was appointed our Senior Vice President in April 2008, having joined us as our Chief Scientific Officer in May 2006. In addition to these responsibilities, in May 2010, Dr. Marshak was appointed President of our Emerging Diagnostics business. Dr. Marshak previously held the position of President, Greater China for us. Prior to joining us, Dr. Marshak was with Cambrex Corporation since 2000, most recently as Vice President and Chief Technology Officer for Biotechnology. Dr. Marshak also previously held the positions of Senior Vice President and Chief Scientific Officer for Osiris Therapeutics, Inc. and Senior Staff Investigator, Cold Spring Harbor Laboratory. Dr. Marshak received his Bachelor of Arts degree in biochemistry and molecular biology from Harvard University, and his doctorate in biochemistry and cell biology from The Rockefeller University. Dr. Marshak performed postdoctoral research in pharmacology at Vanderbilt University and the National Institute of Health. Dr. Marshak is the author of more than 100 scientific publications and an inventor on six United States patents.

John R. Letcher, 51. Mr. Letcher was appointed our Senior Vice President of Human Resources, effective February 1, 2010. He joined us in 1999 as our Vice President of Human Resources for the Optoelectronics business unit and, in 2003, was named Vice President of Human Resources for the Life and Analytical Sciences business unit. In 2008, Mr. Letcher was named our Vice President Human Resources for all of our business units. Previously, he served as Director of Human Resources of ABB Americas, Inc., the U.S. subsidiary of an international engineering company. Prior to that, Mr. Letcher held the positions of Business Controller in ABB Americas, Inc.’s US Power Generation Gas Turbine Power business; Vice President of Finance for General Ship Corporation and Senior Auditor for Arthur Andersen. Mr. Letcher holds a Bachelor of Science degree in accounting and information technology from Boston College.

James Corbett, 50. Mr. Corbett was appointed a Senior Vice President in February 2012, and has been President of our Diagnostics business unit since May 2010. He joined us in November 2007 as President for the ViaCord business unit through the acquisition of ViaCell, Inc. and Mr. Corbett also served as Vice President and General Manager of the Americas for the Diagnostics business unit since November 2007. Prior to joining us, he held positions in Abbott Laboratories, BioChem Immunosystems, CADx Systems, and iCad. Mr. Corbett holds a Bachelor of Science degree in business from the University of Massachusetts.

E. Kevin Hrusovsky, 51. Mr. Hrusovsky was appointed a Senior Vice President in February 2012, and has been President of our Life Sciences and Technology business unit since he joined us in November 2011 through the acquisition of Caliper Life Sciences, Inc. Previously, Mr. Hrusovsky served as Chief Executive Officer and President of Caliper Life Sciences, Inc. since July 2003. Prior to that, he held the positions of Chief Executive Officer and President of Zymark and Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division for FMC Corporation. He also held several management positions at E.I. DuPont de Nemours. Mr. Hrusovsky holds a Bachelor of Science degree in mechanical engineering from Ohio State University and a Masters in Business Administration from Ohio University.

Maurice (Dusty) H. Tenney, III, 49. Mr. Tenney was appointed a Senior Vice President in February 2012, and has been President of our Environmental Health business unit (formerly known as our Analytical Sciences and Laboratory Services business unit) since 2009. He joined us in 2001 as Vice President of Global Operations for the Analytical Instruments business unit and, in 2004, was named President of our Laboratory Services business unit. Prior to joining us, he held positions with Honeywell, Lockheed Martin and GE Aerospace. Mr. Tenney holds a Bachelor of Science degree in mechanical engineering from the University of Maryland and a Master of Science degree in mechanical engineering from the University of Vermont.

Andrew Okun, 43. Mr. Okun was appointed our Vice President and Chief Accounting Officer in April 2011. He joined us in 2001 as part of the controllership organization for the Optoelectronics business unit and over the next eight years Mr. Okun assumed positions of increasing responsibility in the areas of controllership and financial planning and analysis, including serving as Controller for the Optoelectronics business unit. In 2009, Mr. Okun was named our Vice President and Corporate Controller. Prior to joining us, he held positions with Honeywell, ultimately becoming the Site Controller for its Commercial Avionics business, and the position of Senior Tax Associate for Coopers & Lybrand. Mr. Okun holds a Bachelor of Arts degree in economics from the University of California at Santa Barbara, a Masters in Business Administration from the University of Virginia, and is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2012 and 2011.

	2012 Fiscal Quarters
	First	Second	Third	Fourth
High	$27.85	$28.08	$30.36	$32.29
Low	20.37	24.82	23.88	27.84

	2011 Fiscal Quarters
	First	Second	Third	Fourth
High	$28.03	$28.46	$27.55	$21.61
Low	24.72	25.77	18.84	17.49

As of February 22, 2013, we had approximately 5,306 holders of record of our common stock.

Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012—October 28, 2012	77	29.69	—	6,000,000
October 29, 2012—November 25, 2012	333	30.14	—	6,000,000
November 26, 2012—December 30, 2012	—	—	—	6,000,000
Activity for quarter ended December 30, 2012	410	30.06	—	6,000,000
____________________________

(1)
On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program expired on October 22, 2012. On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2012, we did not repurchase any shares of common stock under either of the stock repurchase programs. As of December 30, 2012, all 6.0 million shares authorized by our Board under the New Repurchase Program remained available for repurchase. From December 31, 2012 through February 22, 2013, we repurchased approximately 2.6 million shares of common stock in the open market at an aggregate cost of $89.0 million, including commissions, under the New Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2012, we repurchased 410 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends
During fiscal years 2012 and 2011, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2012 Fiscal Quarters				2012 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2011 Fiscal Quarters				2011 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

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

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from December 30, 2007 to December 30, 2012. Our Peer Group Index consists of Affymetrix, Inc., Agilent Technologies Inc., Life Technologies Corporation, Thermo Fisher Scientific Inc., and Waters Corporation.

Comparison of Five-Year Cumulative Total Return
PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

$140
$120
$100
$80
$60
$40
30-Dec-07
28-Dec-08
2-Jan-10
2-Jan-11
1-Jan-12
30-Dec-12
PERKINELMER, INC.
S&P 500
PEER GROUP

	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
PerkinElmer, Inc.	$100.00	$51.76	$81.13	$103.07	$80.79	$126.69
S&P 500 Index	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
Peer Group	$100.00	$48.62	$82.16	$97.85	$80.01	$101.52

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 30, 2012. We derived the selected historical financial information for the balance sheets for the fiscal years ended December 30, 2012 and January 1, 2012 and the statement of operations for each of the fiscal years in the three-year period ended December 30, 2012 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended January 3, 2010 and December 28, 2008 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of January 2, 2011, January 3, 2010 and December 28, 2008 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We adjusted the information in the consolidated financial statements for the fiscal years ended January 3, 2010 and December 28, 2008, where appropriate, to account for the adoption of new guidance applicable to certain of our health care businesses, our change in accounting for pension and other postretirement benefit plans and for discontinued operations.

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

	Fiscal Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008
		(As adjusted)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,115,205	$1,918,508	$1,701,767	$1,546,790	$1,653,388
Operating income from continuing operations(1)(2)(3)(4)(5)(6)	98,543	91,128	157,568	115,946	75,882
Interest and other expense (income), net(7)(8)(9)	47,956	26,774	(8,383)	15,787	44,039
Income from continuing operations before income taxes	50,587	64,354	165,951	100,159	31,843
Income from continuing operations, net of income taxes(10)(11)(12)(13)(14)	68,441	1,172	138,908	73,461	45,333
Income from discontinued operations and dispositions, net of income taxes(14)(15)	1,499	6,483	252,075	8,620	23,973
Net income	$69,940	$7,655	$390,983	$82,081	$69,306
Basic earnings per share:
Continuing operations	$0.60	$0.01	$1.19	$0.63	$0.39
Discontinued operations	0.01	0.06	2.15	0.07	0.20
Net income	$0.61	$0.07	$3.34	$0.71	$0.59
Diluted earnings per share:
Continuing operations	$0.60	$0.01	$1.18	$0.63	$0.38
Discontinued operations	0.01	0.06	2.14	0.07	0.20
Net income	$0.61	$0.07	$3.31	$0.70	$0.58
Weighted-average common shares outstanding:
Basic:	113,728	112,976	117,109	116,250	117,659
Diluted:	114,860	113,864	117,982	116,590	118,687
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008
		(As adjusted)
	(In thousands)
Balance Sheet Data:
Total assets(15)	$3,901,762	$3,855,641	$3,208,946	$3,058,754	$2,932,923
Short-term debt	1,772	—	2,255	146	40
Long-term debt(16)(17)(18)	938,824	944,908	424,000	558,197	509,040
Stockholders’ equity(2)(19)	1,939,812	1,842,216	1,925,391	1,628,671	1,569,099
Common shares outstanding(19)	115,036	113,157	115,715	117,023	117,112
____________________________

(1)
In fiscal year 2012, we adopted new guidance for certain of our health care businesses that recognize patient service revenue at the time the services are rendered where we do not assess the patient's ability to pay at such time. The effects of the adoption on our consolidated statements of operations were decreases to revenue with corresponding decreases to selling, general and administrative expenses of $2.8 million in fiscal year 2012, $2.8 million in fiscal year 2011, $2.6 million in fiscal year 2010, $4.0 million in fiscal year 2009 and $6.3 million in fiscal year 2008.

(2)
The expense related to mark-to-market on postretirement benefit plans was a pre-tax loss of $31.8 million in fiscal year 2012, a pre-tax loss of $67.9 million in fiscal year 2011, a pre-tax loss of $0.2 million in fiscal year 2010, a pre-tax loss of $6.4 million in fiscal year 2009 and a pre-tax loss of $75.2 million in fiscal year 2008.

(3)
We adopted the authoritative guidance for stock compensation on January 2, 2006. The total incremental pre-tax compensation expense recorded in continuing operations related to stock options was $5.1 million in fiscal year 2012, $4.5 million in fiscal year 2011, $6.2 million in fiscal year 2010, $7.9 million in fiscal year 2009 and $9.2 million in fiscal year 2008.

(4)
We incurred pre-tax restructuring and contract termination charges, net, of $25.1 million in fiscal year 2012, $13.5 million in fiscal year 2011, $19.0 million in fiscal year 2010, $18.0 million in fiscal year 2009, and $6.7 million in fiscal year 2008.

(5)	On April 27, 2010 we sold a building which provided net proceeds of $11.0 million. We recorded a pre-tax gain of $3.4 million in operating income.

(6)
In fiscal year 2012, we incurred pre-tax impairment charges of $74.2 million as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. In fiscal year 2011, we incurred a pre-tax impairment charge of $3.0 million for the full impairment of license agreements, that we no longer intend to use.

(7)
In fiscal year 2012 and fiscal year 2011, interest expense was $45.8 million and $24.8 million, respectively, primarily due to the increased debt and the higher interest rates on those debt balances with the issuance of the senior unsecured notes due 2021. For fiscal year 2011, acquisition related financing costs related to certain acquisitions added an additional expense of $3.1 million, and is included in interest expense.

(8)
In fiscal year 2010, we acquired the remaining fifty percent equity interest in our joint venture (the "ICPMS Joint Venture") with the company previously known as MDS, Inc. for the development and manufacturing of our Inductively Coupled Plasma Mass Spectrometry product line. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets we own, and $30.4 million representing the fair value of our fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. We recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture. This pre-tax gain is reported in interest and other (income) expense, net, for fiscal year 2010.

(9)
In fiscal year 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 6% senior unsecured notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. We also discontinued forward interest rate contracts with notional amounts totaling $150.0 million during fiscal year 2008. The discontinued cash flow hedges were immediately settled with counterparties, and the $17.5 million loss was recognized as interest and other (income) expense, net. In addition, during fiscal year 2008, interest expense was $23.7 million due to higher outstanding debt balances with the issuance of our 6% senior unsecured notes that primarily related to the purchase of ViaCell, Inc., which was partially offset by lower interest rates on our amended senior unsecured revolving credit facility.

(10)
The fiscal year 2012 benefit from income taxes was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included the pre-tax impairment charges of $74.2 million, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions.

(11)
The fiscal year 2011 effective tax rate on continuing operations of 98.2% was primarily due to the fiscal year 2011 provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

(12)
The fiscal year 2010 effective tax rate on continuing operations of 16.3% was primarily due to the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture.

(13)	The fiscal year 2008 effective tax rate on continuing operations of 12.3% was primarily due to a $15.6 million benefit related to the settlement of various income tax audits.

(14)
In fiscal year 2008, our Board of Directors (our "Board") approved separate plans to shut down our ViaCyteSM and Cellular Therapy Technology businesses, and our Cellular Screening Fluorescence and Luminescence workstations, Analytical Proteomics Instruments and Proteomics and Genomics Instruments businesses. We recognized a pre-tax loss of $12.8 million related to lease and severance costs and the reduction of fixed assets and inventory to net realizable value.

(15)
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

(16)
In May 2008, we issued and sold seven-year senior notes at a rate of 6% with a face value of $150.0 million and received $150.0 million in gross proceeds from the issuance. The debt, which matures in May 2015, is unsecured.

(17)
In October 2011, we issued and sold ten-year senior notes at a rate of 5% with a face value of $500.0 million and received $496.9 million of net proceeds from the issuance. The debt, which matures in November 2021, is unsecured.

(18)
In June 2009, our consolidated subsidiary exercised the right to terminate the receivables purchase agreement with a third-party financial institution releasing both parties of their rights, liabilities and obligations under this agreement. We had an undivided interest in the receivables that had been sold to the third-party financial institution under this agreement of $40.0 million as of December 28, 2008.

(19)
In fiscal year 2012, we did not repurchase any shares of common stock under either of the stock purchase repurchase programs. In fiscal year 2011, we repurchased in the open market approximately 4.0 million shares of our common stock at an aggregate cost of $107.8 million, including commissions. In fiscal year 2010, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $71.5 million, including commissions. In fiscal year 2009, we repurchased in the open market approximately 1.0 million shares of our common stock at an aggregate cost of $14.2 million, including commissions. In fiscal year 2008, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $75.5 million, including commissions. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. These repurchases were made pursuant to our stock repurchase program announced in October 2008, as modified in August 2010, which expired in October 2012.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. Each of the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 included 52 weeks. The fiscal year ending December 29, 2013 will also include 52 weeks.

Overview of Fiscal Year 2012
During fiscal year 2012, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in fiscal year 2012 increased $196.7 million, or 10%, as compared to fiscal year 2011, reflecting an increase of $159.7 million, or 18%, in our Human Health segment revenue and an increase of $37.0 million, or 4%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during fiscal year 2012 was due to growth in the research market, including the addition of Caliper Life Sciences, Inc. ("Caliper"), as well as growth generated from both our screening and our medical imaging businesses within the diagnostics market. The increase in our Environmental Health segment revenue during fiscal year 2012 was due to growth in our informatics offerings within the laboratory services market and growth from our environmental, food and consumer safety and testing products, partially offset by decreased demand for our applications in the industrial markets.
In our Human Health segment during fiscal year 2012 as compared to fiscal year 2011, we experienced growth in the research market due to continued demand for our in-vivo imaging systems with the addition of Caliper imaging systems, as well as increased demand for our JANUS® automation tools and our Operetta® cellular imaging systems. The growth in the research market was partially offset by reduced sales to pharmaceutical companies resulting from reduced research and development spending, as well as a decline in demand for our suite of radioactive reagents, particularly in Europe and Japan. We also experienced growth in the diagnostics market as birth rates in the United States continue to stabilize and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had continued growth from our traditional diagnostic imaging offerings, as well as increased demand for our complementary metal-oxide-semiconductor (“CMOS”) imaging technology, particularly in the fields of mammography, dental and orthopedics. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as creating better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During fiscal year 2012, we had increased demand for our informatics offerings, and we continued to grow our laboratory services business by adding new customers to our OneSource multivendor service offering. Sales of environmental, food and consumer safety and testing products also grew in fiscal year 2012, as compared to fiscal year 2011, as increased regulations in environmental and food safety markets continued to drive demand for our analytical instrumentation and follow-on consumables, particularly in China and South America. We saw continued strength in our inorganic analysis solutions, such as our NexION® mass spectrometer, as trace metals identification remains a critical component of contaminant detection for environmental, as well as food and consumer safety, applications. These increases were partially offset by decreased demand for our applications in the industrial markets. We believe these trends will continue as emerging contaminant testing protocols and corresponding regulations are developed, resulting in continued demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 135 basis points in fiscal year 2012, as compared to fiscal year 2011, due to the lower fiscal year 2012 mark-to-market charge for our postretirement benefit plans, increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements. Our consolidated operating margin decreased 9 basis points in fiscal year 2012, as compared to fiscal year 2011, primarily due to the fiscal year 2012 pre-tax impairment charges of $74.2 million as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy and increased costs related to growth and productivity investments, partially offset by a lower fiscal year 2012 mark-to-market charge for our postretirement benefit plans, higher gross margins and cost containment and productivity initiatives.
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

Consolidated Results of Continuing Operations

Revenue
2012 Compared to 2011. Revenue for fiscal year 2012 was $2,115.2 million, as compared to $1,918.5 million for fiscal year 2011, an increase of $196.7 million, or 10%, which includes an approximate 7% increase in revenue attributable to acquisitions and an approximate 2% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2012 as compared to fiscal year 2011 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $159.7 million, or 18%, increase in our Human Health segment revenue, due to an increase in research market revenue of $110.9 million and an increase in diagnostics market revenue of $48.8 million. Our Environmental Health segment revenue increased $37.0 million, or 4%, due to an increase in laboratory services market revenue of $47.2 million, partially offset by decreases in environmental and industrial markets revenue of $10.2 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $26.2 million of revenue primarily related to our informatics business in our Environmental Health segment for fiscal year 2012 and $30.8 million for fiscal year 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

2011 Compared to 2010. Revenue for fiscal year 2011 was $1,918.5 million, as compared to $1,701.8 million for fiscal year 2010, an increase of $216.7 million, or 13%, which includes an approximate 5% increase in revenue attributable to acquisitions and an approximate 3% increase in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2011 as compared to fiscal year 2010 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $90.7 million, or 11%, increase in our Human Health segment revenue, due to an increase in diagnostics market revenue of $52.3 million and an increase in research market revenue of $38.4 million. Our Environmental Health segment revenue increased $126.1 million, or 14%, due to increases in environmental and industrial markets revenue of $75.9 million, and an increase in laboratory services market revenue of $50.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $30.8 million of revenue primarily related to our informatics business in our Environmental Health segment for fiscal year 2011 and $0.7 million for fiscal year 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
2012 Compared to 2011. Cost of revenue for fiscal year 2012 was $1,152.0 million, as compared to $1,070.7 million for fiscal year 2011, an increase of approximately $81.3 million, or 8%. As a percentage of revenue, cost of revenue decreased to 54.5% in fiscal year 2012 from 55.8% in fiscal year 2011, resulting in an increase in gross margin of approximately 135 basis points to 45.5% in fiscal year 2012 from 44.2% in fiscal year 2011. Amortization of intangible assets decreased and was $51.8 million for fiscal year 2012, as compared to $53.4 million for fiscal year 2011. The mark-to-market adjustment for postretirement benefit plans was a loss of $3.7 million for fiscal year 2012, as compared to a loss of $4.2 million for fiscal year 2011. Stock-based compensation expense increased and was $1.3 million for fiscal year 2012, as compared to $1.1 million for fiscal year 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an expense of approximately $5.2 million for fiscal year 2012, as compared to $4.1 million for fiscal year 2011. In addition to the above, the increase in gross margin was primarily the result of increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements, partially offset by increased costs related to acquisitions.

2011 Compared to 2010. Cost of revenue for fiscal year 2011 was $1,070.7 million, as compared to $943.1 million for fiscal year 2010, an increase of approximately $127.6 million, or 14%. As a percentage of revenue, cost of revenue increased to 55.8% in fiscal year 2011 from 55.4% in fiscal year 2010, resulting in a decrease in gross margin of approximately 39 basis points to 44.2% in fiscal year 2011 from 44.6% in fiscal year 2010. Amortization of intangible assets increased and was $53.4 million for fiscal year 2011, as compared to $42.5 million for fiscal year 2010. The mark-to-market adjustment for postretirement benefit plans was a loss of $4.2 million for fiscal year 2011, as compared to a loss of $0.1 million for fiscal year 2010. Stock-based compensation expense increased and was $1.1 million for fiscal year 2011, as compared to $0.9 million for fiscal year 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an expense of approximately $4.1 million for fiscal year 2011. In addition to the above, the decrease in gross margin was primarily the result of changes in product mix with growth in sales of lower gross margin product offerings and increased freight costs, partially offset by increased sales volume, productivity improvements and cost containment initiatives.

Selling, General and Administrative Expenses
2012 Compared to 2011. Selling, general and administrative expenses for fiscal year 2012 were $632.7 million, as compared to $624.4 million for fiscal year 2011, an increase of approximately $8.3 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 29.9% in fiscal year 2012, compared to 32.5% in fiscal year 2011. Amortization of intangible assets increased and was $38.9 million for fiscal year 2012, as compared to $25.9 million for fiscal year 2011. The mark-to-market adjustment for postretirement benefit plans was a loss of $27.9 million for fiscal year 2012, as compared to a loss of $62.9 million for fiscal year 2011. Stock-based compensation expense increased and was $19.0 million for fiscal year 2012, as compared to $13.8 million for fiscal year 2011. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.3 million for fiscal year 2012 and $11.2 million for fiscal year 2011. In addition to the above, the increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and growth and productivity investments, particularly in emerging territories, partially offset by cost containment initiatives.

2011 Compared to 2010. Selling, general and administrative expenses for fiscal year 2011 were $624.4 million, as compared to $487.3 million for fiscal year 2010, an increase of approximately $137.1 million, or 28%. As a percentage of revenue, selling, general and administrative expenses increased and were 32.5% in fiscal year 2011, compared to 28.6% in fiscal year 2010. Amortization of intangible assets increased and was $25.9 million for fiscal year 2011, as compared to $16.6 million for fiscal year 2010. The mark-to-market adjustment for postretirement benefit plans was a loss of $62.9 million for fiscal year 2011, as compared to a loss of $0.2 million for fiscal year 2010. Stock-based compensation expense increased and was $13.8 million for fiscal year 2011, as compared to $11.2 million for fiscal year 2010. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $11.2 million for fiscal year 2011 and $2.8 million for fiscal year 2010. In addition to the above, the increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and increased sales and marketing expenses, particularly in emerging territories, partially offset by cost containment and productivity initiatives.

Research and Development Expenses
2012 Compared to 2011. Research and development expenses for fiscal year 2012 were $132.6 million, as compared to $115.8 million for fiscal year 2011, an increase of $16.8 million, or 15%. As a percentage of revenue, research and development expenses increased to 6.3% in fiscal year 2012, as compared to 6.0% in fiscal year 2011. Amortization of intangible assets decreased and was $0.5 million for fiscal year 2012, as compared to $0.7 million for fiscal year 2011. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.2 million for fiscal year 2012, as compared to a loss of $0.8 million for fiscal year 2011. Stock-based compensation expense increased and was $0.8 million for fiscal year 2012, as compared to $0.6 million for fiscal year 2011. We have a broad product base, and we do not expect any single research and development project to have significant costs. We directed research and development efforts similarly during fiscal years 2012 and 2011, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

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

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. Restructuring and contract termination charges, net, for fiscal year 2012 were a $25.1 million charge, as compared to a $13.5 million charge for fiscal year 2011 and an $19.0 million charge for fiscal year 2010.

The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during fiscal years 2012, 2011, and 2010:

	Balance at 01/03/2010	2010 Charges and Changes in Estimates, net	2010 Reclassi- fication of Deferred Gain	2010 Amounts paid	Balance at 01/02/2011	2011 Charges and Changes in Estimates, net	2011 Amounts paid	2011 Acquired Accruals	Balance at 01/01/2012	2012 Charges and Changes in Estimates, net	2012 Amounts paid	Balance at 12/30/2012
Previous Plans	$14,350	$18,893	$2,983	$(13,615)	$22,611	$(1,081)	$(10,866)	$3,829	$14,493	$(506)	$(4,032)	$9,955
Q2 2011 Plan	—	—	—	—	—	5,586	(4,303)	—	1,283	(216)	(504)	563
Q4 2011 Plan	—	—	—	—	—	6,975	(1,931)	—	5,044	(135)	(4,375)	534
Q1 2012 Plan	—	—	—	—	—	—	—	—	—	6,394	(5,113)	1,281
Q2 2012 Plan	—	—	—	—	—	—	—	—	—	7,422	(2,836)	4,586
Q3 2012 Plan	—	—	—	—	—	—	—	—	—	7,772	(219)	7,553
Q4 2012 Plan	—	—	—	—	—	—	—	—	—	2,936	(254)	2,682
Restructuring	14,350	18,893	2,983	(13,615)	22,611	11,480	(17,100)	3,829	20,820	23,667	(17,333)	27,154
Contract termination charges	2,082	70	—	(1,666)	486	1,972	(391)	—	2,067	1,470	(2,941)	596
Total restructuring and termination charges	$16,432	$18,963	$2,983	$(15,281)	$23,097	$13,452	$(17,491)	$3,829	$22,887	$25,137	$(20,274)	$27,750

The restructuring plans for the fourth quarter of fiscal year 2012 and fourth and second quarter of fiscal year 2011 were intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plan for the third quarter of fiscal year 2012 was intended to shift certain of our operations into a newly established shared service center. The restructuring plans for the first and second quarters of fiscal year 2012 were intended principally to realign operations, research and development resources, and production resources as a result of recent acquisitions. The activities associated with these plans have been reported as restructuring expenses and are included as a component of operating expenses from continuing operations. We expect the impact of immediate cost savings from the restructuring plans on operating results and cash flows to approximately offset the increased spending required to realign operations. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows will exceed $11.0 million on an annual basis beginning in fiscal year 2014, primarily as decreases to cost of revenue and selling, general and administrative expenses.

Q4 2012 Restructuring Plan

During the fourth quarter of fiscal year 2012, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2012 Plan”). As a result of the Q4 2012 Plan, we recognized a $0.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $2.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities.

As part of the Q4 2012 Plan, we reduced headcount by 54 employees. All employees were notified of termination by December 30, 2012, and we anticipate that the remaining severance payments of $2.7 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.

The following table summarizes the components of our Q4 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$562	$2,374	$2,936

Q3 2012 Restructuring Plan

During the third quarter of fiscal year 2012, our management approved a plan to shift certain of our operations into a newly established shared service center (the “Q3 2012 Plan”). As a result of the Q3 2012 Plan, we recognized $3.7 million pre-tax restructuring charges in each of the Human Health and Environmental Health segments related to a workforce reduction from reorganization activities. During fiscal year 2012, we also recorded an additional pre-tax restructuring accrual of $0.3 million relating to the Q3 2012 plan due to higher than expected costs associated with the workforce reduction from reorganization activities within both the Human Health and Environmental Health segments.

As part of the Q3 2012 Plan, we will reduce headcount by 66 employees. All employees were notified of termination by September 30, 2012, and we anticipate that the remaining severance payments of $7.6 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2015.

The following table summarizes the components of our Q3 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$3,881	$3,891	$7,772

Q2 2012 Restructuring Plan

During the second quarter of fiscal year 2012, our management approved a plan to realign operations, research and development resources, and production resources as a result of recent acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, we recognized a $7.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities throughout fiscal year 2012. We expect to recognize an additional $2.2 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits. Such benefits will be recognized ratably over the required service period.

As part of the Q2 2012 Plan, we will reduce headcount by 205 employees. All employees were notified of termination by July 1, 2012, and we anticipate that the remaining severance payments of $4.6 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.

The following table summarizes the components of our Q2 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$7,180	$242	$7,422

Q1 2012 Restructuring Plan

During the first quarter of fiscal year 2012, our management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, we recognized a $5.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $1.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities throughout fiscal year 2012. We expect to recognize no additional incremental restructuring expense in future periods as all services were provided for one-time termination benefits in which the employee was required to render service until termination in order to receive the benefits.

As part of the Q1 2012 Plan, we will reduce headcount by 112 employees. All employees were notified of termination and actions related to the closure of excess facility space were completed by April 1, 2012, and we anticipate that the remaining severance payments of $1.3 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013. No remaining payments exist for the closure of the excess facility space.

The following table summarizes the components of our Q1 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$5,294	$1,021	$6,315
Closure of excess facility space	79	—	79
Total	$5,373	$1,021	$6,394

Q4 2011 Restructuring Plan

During the fourth quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, we recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $4.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During fiscal year 2012, we recorded a pre-tax restructuring reversal of $0.1 million relating to the Q4 2011 Plan due to a reduction in the estimated costs associated with the closure of an excess facility in the Environmental Health segment.

As part of the Q4 2011 Plan, we reduced headcount by 114 employees. All employees were notified of termination and actions related to the closure of excess facility space were completed by January 1, 2012, and we anticipate that the remaining severance payments of $0.5 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2013. No remaining payments exist for the closure of the excess facility space.

The following table summarizes the components of our Q4 2011 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$2,257	$4,348	$6,605
Closure of excess facility space	—	235	235
Total	$2,257	$4,583	$6,840

Q2 2011 Restructuring Plan

During the second quarter of fiscal year 2011, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, we recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During the fiscal year 2012, we recorded a reversal of the pre-tax restructuring accrual of $0.2 million relating to the Q2 2011 Plan due to lower than expected costs associated with the workforce reduction from reorganization activities within the Environmental Health segment.

As part of the Q2 2011 Plan, we reduced headcount by 72 employees. All employees were notified of termination and actions related to the closure of excess facility space were completed by July 3, 2011, and we anticipate that the remaining severance payments of $0.6 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2013. No remaining payments exist for the closure of the excess facility space.

The following table summarizes the components of our Q2 2011 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$1,498	$3,213	$4,711
Closure of excess facility space	659	—	659
Total	$2,157	$3,213	$5,370

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2010 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and end markets that are more consistent with our growth strategy. During fiscal year 2012, we paid $4.0 million related to these plans and recorded an additional charge of $0.2 million related to higher than expected costs associated with workforce reductions in Europe within the Human Health segment, as well as a reversal of $0.7 million primarily related to a reduction in the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As of December 30, 2012, we had approximately $10.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Contract Termination Charges

We have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded a pre-tax charge of $1.5 million in fiscal year 2012, a pre-tax charge of $2.0 million in fiscal year 2011 and a pre-tax charge of $0.1 million in fiscal year 2010, primarily as a result of terminating various contractual commitments in our Environmental Health segment. We made payments for these obligations of $2.9 million during fiscal year 2012, $0.4 million during fiscal year 2011, and $1.7 million during fiscal year 2010. The remaining balance of these accruals as of December 30, 2012 was $0.6 million.

Impairment of Assets
2012 Compared to 2011. Impairment of assets was $74.2 million in fiscal year 2012, as compared to $3.0 million in fiscal year 2011. As part of integrating our recent acquisitions, in the fourth quarter of fiscal year 2012, we decided that prospectively we would primarily focus on the PerkinElmer trade name. Accordingly, we undertook a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, which resulted in pre-tax impairment charges of $74.2 million in fiscal year 2012. We recognized $54.3 million pre-tax impairment charges in the Human Health segment and also recognized $19.9 million pre-tax impairment charges in the Environmental Health segment. Additional information regarding this impairment is discussed in Note 12 to our consolidated financial statements included in this annual report on Form 10-K.

2011 Compared to 2010. Impairment of assets was $3.0 million in fiscal year 2011, as compared to zero in fiscal year 2010. The fiscal year 2011 pre-tax impairment charge was $3.0 million for the impairment of intangible assets within our Human Health segment for the full impairment of license agreements, that we no longer intend to use.

Interest and Other Expense (Income), Net
Interest and other expense (income), net, consisted of the following:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Interest income	$(747)	$(1,884)	$(832)
Interest expense	45,787	24,783	15,891
Gains on step acquisition	—	—	(25,586)
Other expense, net	2,916	3,875	2,144
Total interest and other expense (income), net	$47,956	$26,774	$(8,383)

2012 Compared to 2011. Interest and other expense (income), net, for fiscal year 2012 was an expense of $48.0 million, as compared to an expense of $26.8 million for fiscal year 2011, an increase of $21.2 million. The increase in interest and other expense (income), net, in fiscal year 2012 as compared to fiscal year 2011 was primarily due to higher debt balances and an increase of fixed rate debt to partially fund the Caliper acquisition in fiscal year 2011. Interest expense increased by $21.0 million in fiscal year 2012 as compared to fiscal year 2011, primarily due to the increased debt and the higher interest rates on those debt balances associated with the issuance of the 2021 Notes. Interest income decreased by $1.1 million in fiscal year 2012 as compared to fiscal year 2011, primarily due to lower cash balances and lower interest rates on invested cash. For fiscal year 2011, acquisition related financing costs related to certain acquisitions added expense of $3.1 million, and is included in interest expense. Other expenses for fiscal year 2012 as compared to fiscal year 2011 decreased by $1.0 million, and consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2011 Compared to 2010. Interest and other expense (income), net, for fiscal year 2011 was an expense of $26.8 million, as compared to income of $8.4 million for fiscal year 2010, an increase of $35.2 million. The increase in interest and other expense (income), net, in fiscal year 2011 as compared to fiscal year 2010 was primarily due to the pre-tax gain of $25.6 million recognized during fiscal year 2010 related to the required re-measurement to fair value of our previously held equity interest in the ICPMS Joint Venture and other related tangible assets. Interest expense increased by $8.9 million in fiscal year 2011 as compared to fiscal year 2010, primarily due to the increased debt and the higher interest rates on those debt balances with the issuance of the 2021 Notes. Interest income increased by $1.1 million in fiscal year 2011 as compared to fiscal year 2010, primarily due to higher cash balances. For fiscal year 2011, acquisition related financing costs related to certain acquisitions added expense of $3.1 million, and is included in interest expense. Other expenses for fiscal year 2011 as compared to fiscal year 2010 increased by $1.7 million, and consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.

(Benefit from) Provision for Income Taxes
2012 Compared to 2011. The fiscal year 2012 benefit from income taxes on continuing operations was $17.9 million, as compared to a provision of $63.2 million for fiscal year 2011. The effective tax rate on continuing operations was a benefit of 35.3% for fiscal year 2012 as compared to a provision of 98.2% for fiscal year 2011. The benefit from income taxes in fiscal year 2012 was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included the pre-tax impairment charges of $74.2 million, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions. The fiscal year 2011 provision for incomes taxes includes an additional provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

2011 Compared to 2010. The fiscal year 2011 provision for income taxes on continuing operations was $63.2 million, as compared to a provision of $27.0 million for fiscal year 2010. The effective tax rate on continuing operations was 98.2% for fiscal year 2011 as compared to 16.3% for fiscal year 2010. The higher effective tax rate in fiscal year 2011 as compared to fiscal year 2010 was primarily due to (i) a provision of $79.7 million in fiscal year 2011 related to our planned $350.0 million repatriation of previously unremitted earnings, partially offset by (ii) changes in the geographic distribution of profits, with increases in lower tax rate jurisdictions.

Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 30, 2012 and January 1, 2012.

We recorded the following pre-tax gains and losses, which have been reported as a net gain on disposition of discontinued operations during the three fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
(Loss) gain on disposition of Illumination and Detection Solutions business	$(57)	$(1,787)	$315,324
Gain (loss) on disposition of Photoflash business	2,459	(134)	4,369
Net gain (loss) on disposition of other discontinued operations	3	3,920	(1,797)
Net gain on disposition of discontinued operations before income taxes	$2,405	$1,999	$317,896

In November 2010, we sold our IDS business, which was included in the Environmental Health segment, for $510.3 million including an adjustment for net working capital, to reduce the complexity of our product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired our IDS business through the purchase of all outstanding stock of certain of our subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by us and certain of our subsidiaries located in Singapore and Germany. We recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of our IDS business. During fiscal year 2011, we updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.8 million. These gains and losses were recognized as gain (loss) on disposition of discontinued operations.

In December 2008, our management approved a plan to divest our Photoflash business within our Environmental Health segment. In June 2010, we sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. We recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in fiscal year 2010 as a result of the sale. During fiscal year 2012, we recognized a pre-tax gain of $2.5 million for contingent consideration related to this sale. These gains were recognized as a gain on disposition of discontinued operations.

During fiscal years 2012, 2011, and 2010, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax gain of $3.9 million in fiscal year 2011 and a pre-tax loss of $1.8 million in fiscal year 2010. The fiscal year 2011 pre-tax gain included $4.0 million for contingent consideration related to the sale of our semiconductor business in fiscal year 2006.

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition were as follows for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Revenue	$—	$—	$288,713
Costs and expenses	—	—	257,281
Operating income from discontinued operations	—	—	31,432
Other expenses, net	—	—	660
Income from discontinued operations before income taxes	$—	$—	$30,772

We recognized a tax provision of $0.9 million on discontinued operations in fiscal year 2012, a tax benefit of $4.5 million on discontinued operations in fiscal year 2011 and a tax provision of $96.6 million in fiscal year 2010 on discontinued operations. The recognition of $4.5 million income tax benefit in fiscal year 2011 is primarily the net result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6 to the consolidated financial statements in this annual report on Form 10-K, offset by the tax provision on the contingent consideration received in fiscal year 2011 related to the sale of our semiconductor business in fiscal year 2006. The recognition of $96.6 million income tax expense in fiscal year 2010 includes $16.0 million of income tax expense associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualified as indefinitely reinvested once the subsidiary was held for sale, and $65.8 million related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6 to the consolidated financial statements in this annual report on Form 10-K.

Business Combinations
Acquisition of Haoyuan Biotech Co., Ltd. In November 2012, we acquired all outstanding stock of Haoyuan. Haoyuan is a provider of nucleic acid-based blood screening solutions for the blood banking and clinical diagnostics markets. We expect this acquisition to extend our capabilities into nucleic acid blood screening, as well as deepen our position in the growing molecular clinical diagnostics market in China. We paid the shareholders of Haoyuan $38.0 million in cash for the stock of Haoyuan. We recorded a receivable of $2.7 million from the shareholders of Haoyuan as a reduction of purchase price for the settlement of certain contingencies. As of the closing date, we potentially had to pay the shareholders additional contingent consideration of up to $30.0 million, which at closing had an estimated fair value of $1.9 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Caliper Life Sciences, Inc. In November 2011, we acquired all of the outstanding stock of Caliper. Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services, primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. We expect this acquisition to enhance our molecular imaging and detection technologies and to complement our offerings in life science, diagnostics, environmental and food markets. We paid the shareholders of Caliper $646.3 million in cash for the stock of Caliper. We financed the acquisition by issuing $500.0 million aggregate principal amount of senior unsecured notes due 2021 in a registered public offering and received approximately $496.9 million of net proceeds from the issuance, with the remainder of the purchase price paid from available cash. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of Dexela Limited. In June 2011, we acquired all of the outstanding stock of Dexela Limited ("Dexela"). Dexela is a provider of flat panel CMOS x-ray detection technologies and services. We expect this acquisition to expand our current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to our imaging portfolio, customers will be able to choose between two complementary x-ray detector technologies to optimize their system performance and meet their specific application needs. We paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. As of the closing date, we potentially had to pay additional contingent consideration of up to $12.2 million, which at closing had an estimated fair value of $4.6 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

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

Acquisition of CambridgeSoft Corporation. In April 2011, we acquired all of the outstanding stock of CambridgeSoft Corporation ("CambridgeSoft"). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our software offerings, enabling customers to share data used for scientific decisions. We paid the shareholders of CambridgeSoft $227.4 million in cash at the closing for the stock of CambridgeSoft and recorded a receivable of $4.2 million from the shareholders of CambridgeSoft as a reduction of purchase price for the settlement of contingencies. During the fourth quarter of fiscal year 2012, we settled the contingencies and collected the receivable. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of ID Biological Systems, Inc. In March 2011, we acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. ("IDB"). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. We expect this acquisition to enhance our market position in the prenatal and neonatal markets. We paid $7.7 million in cash at the closing for this transaction. As of the closing date, we potentially had to pay additional contingent consideration of up to $3.3 million, which at closing had an estimated fair value of $0.3 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

Acquisition of ArtusLabs, Inc. In March 2011, we acquired all of the outstanding stock of ArtusLabs, Inc. ("ArtusLabs"). ArtusLabs offers the Ensemble® scientific knowledge platform, to accelerate research and development in the pharmaceutical, chemical, petrochemical and related industries. Ensemble® integrates disparate data from customers’ ELNs and informatics systems and databases. We expect this acquisition to enhance our focus on knowledge management in laboratory settings by expanding our informatics offerings, enabling customers to rapidly access enterprise-wide data. We paid the shareholders of ArtusLabs $15.2 million in cash at the closing for the stock of ArtusLabs. As of the closing date, we potentially had to pay additional contingent consideration of up to $15.0 million, which at closing had an estimated fair value of $7.5 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, we acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG ("chemagen"). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing magnetic bead technology. We expect this acquisition to enhance our diagnostics business by expanding our product offerings to diagnostics, academic and industrial end markets. We paid the shareholders of chemagen $34.6 million in cash for the stock of chemagen. As of the closing date, we potentially had to pay additional contingent consideration of up to $20.3 million, which at closing had an estimated fair value of $7.7 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

We do not consider the acquisitions completed during fiscal years 2012 and 2011, with the exception of the Caliper acquisition, to be material to our consolidated results of operations; therefore, we are not presenting pro forma financial information of operations. The aggregate revenue and results of operations for Haoyuan for the period from the acquisition date to December 30, 2012 were minimal. The aggregate revenue for the acquisitions, with the exception of Caliper, completed during fiscal year 2011 for the period from their respective acquisition dates to January 1, 2012 was $32.4 million. We have also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on revenue thresholds or product development milestones achieved through given dates, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. We may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $61.3 million as of December 30, 2012. As of December 30, 2012, we had recorded contingent consideration obligations relating to our acquisitions of Dexela and Haoyuan, with an estimated fair value of $3.0 million. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets, or the recognition of additional consideration which would be expensed.

In connection with the purchase price allocations for acquisitions, we estimate the fair value of deferred revenue assumed with our acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. We do not include any costs associated with selling effort, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired businesses would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that we would be required to pay a third-party to assume the obligation.

As of December 30, 2012, with the exception of the purchase price allocation for the Haoyuan acquisition, the purchase price allocations for acquisitions completed in fiscal years 2012 and 2011 were final. The preliminary allocation of the purchase price for the Haoyuan acquisition was based upon an initial valuation and our estimates and assumptions underlying the initial valuation are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the preliminary allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of any measurement period adjustments to the allocation of the purchase price made during the measurement period would be as if the adjustments had been completed on the acquisition date. The effects of such adjustments, if material, will cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement period are included in current period earnings.

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.1 million as of December 30, 2012, which represents our management’s estimate of the total cost of the ultimate remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. We filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excluded certain of our products from the coverage of Enzo’s patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo’s case against us. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part our motion for summary judgment of non-infringement. On December 21, 2012, we filed a second motion for summary judgment on claims that were not addressed in the first motion. The second motion is pending. The district court has permitted Enzo to take limited discovery directed to the motion with briefing to be concluded in May 2013.

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

Tax years after 2005 remain open to examination by various tax jurisdictions in which we have significant business operations, such as Singapore, China, Finland, Germany, Netherlands, the United Kingdom, Italy and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 30, 2012 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
We announced a new alignment of our businesses effective for fiscal year 2013 that will allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our field service for products previously sold by our former Bio-discovery business, as well as our Informatics business, will be moved from our Environmental Health segment into our Human Health segment. We will report our financial results beginning in fiscal year 2013 using this new alignment under our Human Health and Environmental Health segments.

Human Health
2012 Compared to 2011. Revenue for fiscal year 2012 was $1,044.1 million, as compared to $884.4 million for fiscal year 2011, an increase of $159.7 million, or 18%, which includes an approximate 14% increase in revenue attributable to acquisitions and an approximate 2% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2012, as compared to fiscal year 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was primarily a result of an increase in research market revenue of $110.9 million and an increase in diagnostics market revenue of $48.8 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $6.1 million of revenue in our Human Health segment for fiscal year 2012 and $3.3 million of revenue in our Human Health segment for fiscal year 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment revenue during fiscal year 2012 was due primarily to growth in the research market due to continued demand for our in-vivo imaging systems with the addition of Caliper imaging systems, as well as increased demand for our JANUS® automation tools and our Operetta® cellular imaging systems. The growth in the research market was partially offset by a decline in demand for our suite of radioactive reagents, and reduced sales to pharmaceutical companies resulting from reduced research and development spending. We also experienced growth in the diagnostics market as birth rates in the United States began to stabilize and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had growth in our traditional diagnostic imaging offerings and continued growth from our therapeutic and non-medical applications, as well as increased demand for our CMOS imaging technology.

Operating income from continuing operations for fiscal year 2012 was $73.7 million, as compared to $99.3 million for fiscal year 2011, a decrease of $25.6 million, or 26%. Amortization of intangible assets increased and was $67.9 million and $53.9 million for fiscal year 2012 and fiscal year 2011, respectively. Restructuring and contract termination charges increased and were $17.6 million for fiscal year 2012 as compared to $6.2 million for fiscal year 2011. Impairment of assets was a charge of $54.3 million for fiscal year 2012 as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, as compared to $3.0 million for fiscal year 2011 for the full impairment of license agreements, that we no longer intend to use. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $0.2 million for fiscal year 2012, as compared to an expense of $12.5 million for fiscal year 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $5.2 million for fiscal year 2012, as compared to $4.1 million for fiscal year 2011. In addition, costs related to acquisitions and growth and productivity investments, particularly in emerging territories, decreased operating income for fiscal year 2012, which was partially offset by increased sales volume, favorable changes in product mix and cost containment initiatives.

2011 Compared to 2010. Revenue for fiscal year 2011 was $884.4 million, as compared to $793.7 million for fiscal year 2010, an increase of $90.7 million, or 11%, which includes an approximate 6% increase in revenue attributable to acquisitions and an approximate 3% increase in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2011, as compared to fiscal year 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was primarily a result of an increase in diagnostics market revenue of $52.3 million and an increase in research market revenue of $38.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $3.3 million of revenue in our Human Health segment for fiscal year 2011 and $0.7 million for fiscal year 2010 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment revenue during fiscal year 2011 was due primarily to increased demand from the adoption of our neonatal and infectious disease screening offerings in the diagnostics market, increased growth for pre-clinical instruments and reagents in the research market, and continued growth from non-medical applications of our imaging technology in our medical imaging business. These increases were partially offset by the impact of lower birth rates in the United States and tight inventory management in state and national labs for neonatal screening in the diagnostics market, as well as reduced revenue to pharmaceutical companies resulting from continued customer consolidations in the pharmaceutical market and reduced demand for our legacy radioisotope portfolio in the research market.

Operating income from continuing operations for fiscal year 2011 was $99.3 million, as compared to $97.9 million for fiscal year 2010, an increase of $1.5 million, or 1%. Amortization of intangible assets increased and was $53.9 million and $46.7 million for fiscal year 2011 and fiscal year 2010, respectively. Restructuring and contract termination charges decreased and were $6.2 million for fiscal year 2011 as compared to $10.4 million for fiscal year 2010. Impairment of assets was a charge of $3.0 million for fiscal year 2011 for the full impairment of license agreements, that we no longer intend to use. The gain on the sale of a facility in Boston, Massachusetts that was damaged in a fire in March 2005 was $3.4 million for fiscal year 2010. Acquisition related costs for integration, contingent consideration and other acquisition costs related to certain acquisitions added an expense of $12.5 million for fiscal year 2011, as compared to an expense of $1.3 million for fiscal year 2010. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $4.1 million for fiscal year 2011. In addition to the above, increased sales volume and cost containment and productivity initiatives increased operating income for fiscal year 2011, which was partially offset by changes in product mix with growth in sales of lower gross margin product offerings, increased sales and marketing expenses, particularly in emerging territories, and costs related to acquisitions and growth investments in research and development.

Environmental Health
2012 Compared to 2011. Revenue for fiscal year 2012 was $1,071.1 million, as compared to $1,034.1 million for fiscal year 2011, an increase of $37.0 million, or 4%, which includes an approximate 2% decrease in revenue attributable to changes in foreign exchange rates and an approximate 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2012, as compared to fiscal year 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was primarily a result of an increase in laboratory services market revenue of $47.2 million, partially offset by decreases in environmental and industrial markets revenue of $10.2 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $20.2 million of revenue primarily related to our informatics business in our Environmental Health segment for fiscal year 2012 and $27.5 million for fiscal year 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Environmental Health segment revenue during the fiscal year 2012 was due primarily to growth in our informatics offerings within the laboratory services market, as well as continued strength in our inorganic analysis solutions. These increases were partially offset by decreased demand for our applications in the industrial markets.

Operating income from continuing operations for fiscal year 2012 was $97.3 million, as compared to $99.3 million for fiscal year 2011, a decrease of $2.0 million, or 2%. Amortization of intangible assets decreased and was $23.3 million and $26.1 million for fiscal year 2012 and fiscal year 2011, respectively. Restructuring and contract termination charges increased and were $7.6 million for fiscal year 2012 as compared to $7.3 million for fiscal year 2011. Impairment of assets was a charge of $19.9 million for fiscal year 2012 as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions was an expense of $0.1 million for fiscal year 2012, as compared to income of $1.3 million for fiscal year 2011. In addition, incremental costs primarily related to our informatics acquisitions and increased costs related to growth and productivity investments, particularly in emerging territories, decreased operating income for fiscal year 2012, which was partially offset by increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and cost containment initiatives.

2011 Compared to 2010. Revenue for fiscal year 2011 was $1,034.1 million, as compared to $908.0 million for fiscal year 2010, an increase of $126.1 million, or 14%, which includes an approximate 3% increase in revenue attributable to changes in foreign exchange rates and an approximate 2% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2011, as compared to fiscal year 2010, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was primarily a result of increases in environmental and industrial markets revenue of $75.9 million, and an increase in laboratory services market revenue of $50.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $27.5 million of revenue primarily related to our informatics business in our Environmental Health segment for fiscal year 2011 that otherwise would have been recorded by the acquired businesses during that period. This increase in our Environmental Health segment revenue during the fiscal year 2011 was due primarily to growth in our environmental, food and consumer safety and testing products, as well as growth in our OneSource® multivendor service offering as our comprehensive services continued to grow with our key customers. We also experienced continued growth in industrial markets with the reduction of constraints on capital purchases primarily related to materials analysis, chemical processing and semi-conductor applications supported by our molecular spectroscopy and chromatography platforms.

Operating income from continuing operations for fiscal year 2011 was $99.3 million, as compared to $95.1 million for fiscal year 2010, an increase of $4.3 million, or 4%. Amortization of intangible assets increased and was $26.1 million and $14.0 million for fiscal year 2011 and fiscal year 2010, respectively. Restructuring and contract termination charges decreased and were $7.3 million for fiscal year 2011 as compared to $8.5 million for fiscal year 2010. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions added income of $1.3 million for fiscal year 2011, as compared to an expense of $1.5 million for fiscal year 2010. In addition to the above, increased sales volume and cost containment and productivity initiatives increased operating income for fiscal year 2011, which was partially offset by incremental costs primarily related to our informatics acquisitions, increased sales and marketing expenses, particularly in emerging territories, and increased freight costs.

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

Cash Flows
Fiscal Year 2012
Operating Activities. Net cash provided by continuing operations was $153.6 million for fiscal year 2012, as compared to net cash provided by continuing operations of $234.0 million for fiscal year 2011, a decrease of $80.4 million. The cash provided by operating activities for fiscal year 2012 was principally a result of income from continuing operations of $68.4 million, and non-cash charges, including depreciation and amortization of $126.9 million, impairment of assets charge of $74.2 million, the expense related to our postretirement benefit plans, including the mark-to-market charge in the fourth quarter of fiscal year 2012, of $35.3 million, restructuring and contract termination charges, net, of $25.1 million, and stock based compensation expense of $21.0 million. These amounts were partially offset by a net increase in working capital of $60.7 million. Contributing to the net increase in working capital for fiscal year 2012, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $44.6 million, an increase in inventory of $8.2 million, and a decrease in accounts payable of $7.9 million. The increase in accounts receivable was a result of higher sales volume during the fourth quarter of fiscal year 2012. The increase in inventory was primarily a result of realigning operations, research and development resources, and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2012. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $136.7 million for fiscal year 2012, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $82.8 million for fiscal year 2012, as compared to net cash used in the investing activities of our continuing operations of $942.1 million for fiscal year 2011, a decrease of $859.3 million. For fiscal year 2012, we used $40.9 million of net cash for acquisitions and investments, as compared to $914.0 million used in fiscal year 2011. Capital expenditures for fiscal year 2012 were $42.4 million, primarily for manufacturing equipment and other capital equipment purchases, which included $5.5 million of capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations. Restricted cash balances decreased for fiscal year 2012 by $0.5 million, as compared to a decrease in restricted cash balances of $1.3 million for fiscal year 2011.
Financing Activities. Net cash used in the financing activities of our continuing operations was $44.2 million for fiscal year 2012, as compared to net cash provided by the financing activities of our continuing operations of $399.1 million for fiscal year 2011, a decrease of $443.3 million. For fiscal year 2012, we repurchased 82,186 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $2.1 million, including commissions. This compares to repurchases of 4.0 million shares of our common stock, including 84,243 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $110.0 million, including commissions, for fiscal year 2011. This use of cash in fiscal year 2012 was offset by proceeds from common stock option exercises of $34.2 million, including $1.8 million for the related excess tax benefit. This compares to the proceeds from common stock option exercises of $33.1 million, including $9.3 million for the related excess tax benefit, for fiscal year 2011. During fiscal year 2012, debt borrowings from our senior unsecured revolving credit facility totaled $395.0 million, which was offset by debt reductions of $435.9 million. This compares to debt borrowings from our senior unsecured revolving credit facility of $787.0 million and net proceeds of $496.9 million from the issuance of our ten-year senior unsecured notes at a rate of 5%, which was partially offset by debt reductions of $763.0 million. We paid $31.9 million and $31.8 million in dividends during fiscal years 2012 and 2011, respectively. In fiscal year 2012, we received $4.1 million for settlement of forward foreign exchange contracts. In addition, we paid $0.4 million for debt issuance costs and we settled $12.5 million in contingent consideration recorded at the acquisition date fair value during fiscal year 2012, as compared to $10.5 million for debt issuance costs and $0.1 million in contingent consideration recorded at the acquisition date fair value during fiscal year 2011. We also recorded $5.5 million of financing related to capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations.

Fiscal Year 2011
Operating Activities. Net cash provided by continuing operations was $234.0 million for fiscal year 2011, as compared to net cash provided by continuing operations of $167.2 million for fiscal year 2010, an increase of $66.8 million. The cash provided by operating activities for fiscal year 2011 was principally a result of income from continuing operations of $1.2 million, and non-cash charges, including depreciation and amortization of $110.9 million, stock based compensation expense of $15.5 million, restructuring and contract termination charges, net, of $13.5 million, and the expense related to our postretirement benefit plans, including the mark-to-market charge in the fourth quarter of fiscal year 2011, of $75.0 million. These amounts were partially offset by a net increase in working capital of $24.6 million. Contributing to the net increase in working capital for fiscal year 2011, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $20.6 million, an increase in inventory of $2.2 million, and a decrease in accounts payable of $1.8 million. The increase in accounts receivable was a result of higher sales volume during the fourth quarter of fiscal year 2011. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2011. Changes in accrued expenses, other assets and liabilities and other items, net, increased cash provided by operating activities by $42.6 million for fiscal year 2011, and primarily related to the timing of payments for tax, restructuring, and salary and benefits.
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
Financing Activities. Net cash provided by the financing activities of our continuing operations was $399.1 million for fiscal year 2011, as compared to net cash used in the financing activities of our continuing operations of $215.5 million for fiscal year 2010, an increase of $614.6 million. For fiscal year 2011, we repurchased 4.0 million shares of our common stock, including 84,243 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $110.0 million, including commissions. This compares to repurchases of 3.0 million shares of our common stock, including 57,551 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $72.8 million, including commissions, for fiscal year 2010. This use of cash in fiscal year 2011 was partially offset by proceeds from common stock option exercises of $33.1 million, including $9.3 million for the related excess tax benefit. This compares to the proceeds from common stock option exercises of $31.4 million, including $2.4 million for the related excess tax benefit, for fiscal year 2010. During fiscal year 2011, debt borrowings from our senior unsecured revolving credit facility totaled $787.0 million with additional net proceeds of $496.9 million from the issuance of our ten-year senior unsecured notes at a rate of 5%, which was partially offset by debt reductions of $763.0 million. This compares to debt borrowings from our senior unsecured revolving credit facility of $368.0 million which was offset by debt reductions of $508.8 million during fiscal year 2010. We paid $31.8 million and $33.0 million in dividends during fiscal years 2011 and 2010, respectively. We paid $10.5 million for debt issuance costs during fiscal year 2011. In addition, we settled $0.1 million in contingent consideration recorded at the acquisition date fair value for acquisitions completed subsequent to fiscal year 2008 during both fiscal years 2011 and 2010.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On December 16, 2011, we entered into an amended and restated senior unsecured revolving credit facility which provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of December 30, 2012, undrawn letters of credit in the aggregate amount of $12.3 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of December 30, 2012, we had $429.7 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of December 30, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of December 30, 2012 was 0.21%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.51%, which is the interest applicable to borrowings outstanding under the Eurocurrency rate as of December 30, 2012. We had $258.0 million and $298.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility as of December 30, 2012 and January 1, 2012, respectively, with interest based primarily on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the credit agreement for our previous facility. The financial covenants in our amended and restated senior unsecured revolving credit facility include a debt-to-capital ratio and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of December 30, 2012.

6% Senior Unsecured Notes due 2015. On May 30, 2008, we issued $150.0 million aggregate principal amount of 2015 Notes in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. We may redeem some or all of the 2015 Notes at any time, at our option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable only if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of December 30, 2012.

5% Senior Unsecured Notes due 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of 2021 Notes in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of December 30, 2012.

Financing Lease Obligations. In September 2012, we entered into agreements with the lessors of buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in us being considered the owner of the buildings during the construction period. At the end of the construction period, we will not be reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases will qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. In addition, we expect to capitalize additional construction costs, which are not expected to exceed $15.0 million, and will be partially funded by the lessors to complete the additions to the buildings. During fiscal year 2012, we recorded $5.5 million of capital improvements to these buildings, which have been funded by the lessor. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2012 and 2011, resulting in an annual dividend rate of $0.28 per share. On January 25, 2013, we announced that our Board had declared a quarterly dividend of $0.07 per share that is payable in May 2013. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at December 30, 2012 for continuing and discontinued operations:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2016(1)	6.0% Sr. Notes Maturing 2015(2)	5.0% Sr. Notes Maturing 2021(2)(3)	Financing Lease Obligations(2)	Other Debt Facilities(2)	Employee Benefit Payments	Unrecognized Tax Benefits(4)	Total
	(In thousands)
2013	$55,103	$—	$9,000	$25,000	$1,667	$105	$28,187	$4,762	$123,824
2014	34,768	—	9,000	25,000	2,474	700	28,560	—	100,502
2015	25,692	—	153,750	25,000	2,482	—	29,539	—	236,463
2016	19,198	258,000	—	25,000	2,490	—	30,094	—	334,782
2017	15,793	—	—	25,000	2,498	—	30,494	—	73,785
Through 2023	58,864	—	—	596,918	22,997	—	163,026	—	841,805
Total	$209,418	$258,000	$171,750	$721,918	$34,608	$805	$309,900	$4,762	$1,711,161
____________________________

(1)	The credit facility borrowings carry variable interest rates; the amount included in this table does not include interest obligations.

(2)	The 2015 Notes, the 2021 Notes, the Financing Lease Obligations, and Other Debt Facilities, include interest obligations.

(3)	As of December 30, 2012 the 2021 Notes had a carrying value of $497.2 million.

(4)
The amount includes accrued interest, net of tax benefits, and penalties. We have excluded $40.4 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

*    Purchase commitments are minimal and have been excluded from this table.

Capital Expenditures
During fiscal year 2013, we expect to invest an amount for capital expenditures similar to that in fiscal year 2012, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures. During fiscal year 2013, we also expect to record activity related to capital improvements under our financing lease obligations, which are not expected to exceed $9.4 million, and will be partially funded by the lessors.

Other Potential Liquidity Considerations
At December 30, 2012, we had cash and cash equivalents of $171.4 million and a senior unsecured revolving credit facility with $429.7 million available for additional borrowing under the facility.

Most of our cash is denominated in foreign currencies. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the Caliper acquisition, we concluded in fiscal year 2011 that certain foreign operations did not require the same level of capital as previously expected, and therefore we planned to repatriate approximately $350.0 million of previously unremitted earnings and have provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, we recorded an increase to our tax provision of $79.7 million in continuing operations during the fourth quarter of fiscal year 2011. We expect to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of December 30, 2012, we had remitted $229.2 million of the $350.0 million planned repatriation and we expect to remit the remainder of the planned repatriation amount by the end of fiscal year 2013. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 23, 2008, we announced that our Board authorized us to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, we announced that our Board had authorized us to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program expired on October 22, 2012. On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2012, we did not repurchase any shares of common stock under either of the stock repurchase programs. During fiscal year 2011, we repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. During fiscal year 2010, we repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. As of December 30, 2012, approximately 6.0 million shares authorized by our Board under the New Repurchase Program remained available for repurchase. From December 31, 2012 through February 22, 2013, we repurchased approximately 2.6 million shares of common stock in the open market at an aggregate cost of $89.0 million, including commissions, under the New Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During fiscal year 2012, we repurchased 82,186 shares of common stock for this purpose at an aggregate cost of $2.1 million. During fiscal year 2011, we repurchased 84,243 shares of common stock for this purpose at an aggregate cost of $2.2 million. During fiscal year 2010, we repurchased 57,551 shares of common stock for this purpose at an aggregate cost of $1.3 million.

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

Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility in the credit markets. During the first quarter of fiscal year 2013, we made a contribution of $37.0 million for the 2012 plan year to our defined benefit pension plan in the United States. With respect to plans outside of the United States, we expect to contribute approximately $22.0 million in the aggregate during fiscal year 2013, of which we contributed $10.0 million to one of our foreign plans during the first quarter of fiscal year 2013. We could potentially have to make additional funding payments in future periods for all pension plans. During fiscal year 2012, we made a contribution of $17.0 million for the 2011 plan year to our defined benefit pension plan in the United States, and $10.9 million in the aggregate to our defined benefit pension plans outside of the United States. During fiscal year 2011, we made contributions of $11.5 million in the aggregate to our defined benefit pension plans outside of the United States. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

During the third quarter of fiscal year 2012, we entered into a strategic agreement under which we acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, we paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties, and expect to pay an additional $13.2 million in prepaid royalties within the next year. Royalties are expected to be expensed as revenue is recognized.

Effects of Recently Adopted Accounting Pronouncements
During the first quarter of fiscal year 2012 we adopted new guidance for certain of our health care businesses that recognize patient service revenue at the time the services are rendered where we do not assess the patient's ability to pay at such time. The new guidance requires us to present the provision for bad debts related to such revenue as a deduction from revenue (net of contractual allowances and discounts) on the statements of operations. The effects of the adoption on our consolidated statements of operations were decreases to revenue with corresponding decreases to selling, general and administrative expenses of $2.8 million for fiscal year 2012, $2.8 million for fiscal year 2011 and $2.6 million for fiscal year 2010. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.

Effects of Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) and are adopted by us as of the specified effective dates. We believe that the impact of recently issued pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows or do not apply to our operations.

Application of Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, warranty costs, bad debts, inventories, accounting for business combinations and dispositions, long-lived assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue recognition. We record product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. For products that include installation, and if the installation meets the criteria to be considered a separate element, we recognize product revenue upon delivery, and recognition of installation revenue is recognized when the installation is complete. For revenue that includes customer-specified acceptance criteria, we recognize revenue after the acceptance criteria have been met. Certain of our products require specialized installation. Revenue for these products is deferred until installation is completed. We defer revenue from services and recognize it over the contractual period, or as services are rendered.

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

Revenue from software licenses and services was 3% of our total revenue for fiscal year 2012, 2% of our total revenue for fiscal year 2011, and 1% of our total revenue for fiscal year 2010. We sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that was separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

Allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We generally compute our allowance for doubtful accounts by (i) applying specific percentage reserves on accounts that are past due and deemed uncollectible; and (ii) specifically reserving for customers known to be in financial difficulty. Therefore, if the financial condition of our customers were to deteriorate beyond our estimates, we may have to increase our allowance for doubtful accounts. This would reduce our earnings. Accounts are written-off only when all methods of recovery have been exhausted.

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

Business combinations. Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. All changes that do not qualify as measurement period adjustments are included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. As part of integrating our recent acquisitions, in the fourth quarter of fiscal year 2012, we decided that prospectively we would primarily focus on the PerkinElmer trade name. Accordingly, we undertook a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, which resulted in pre-tax impairment charges of $74.2 million in fiscal year 2012. We concluded that the impairment for trade names was not a triggering event for goodwill because the impairment occurred as a result of our decision to phase out certain trade names. We do not believe that our future cash flows will be significantly impacted by these changes. Through fiscal year 2012, we assessed the annual impairment testing for our reporting units: analytical sciences and laboratory services, diagnostics, life sciences technology and medical imaging. We completed the annual impairment test using a measurement date of January 2, 2012 and January 3, 2011, and concluded based on the first step of the process that there was no goodwill impairment and the fair value substantially exceeded the carrying value. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

Employee compensation and benefits. We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans and other postretirement benefits. Retirement and postretirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of revenue, research and development, and selling, general and administrative expenses, in our consolidated statements of operations. We immediately recognize actuarial gains and losses in operating results in the year in which the gains and losses occur. Actuarial gains and losses are measured annually as of fiscal year end and accordingly will be recorded in the fourth quarter, unless we are required to perform an interim remeasurement.

We incurred expenses of $35.3 million in fiscal year 2012, $75.0 million in fiscal year 2011 and $3.8 million in fiscal year 2010 for our retirement and postretirement benefit plans, which includes the charge for the mark-to-market adjustment for the postretirement benefit plans, which generally is recorded in the fourth quarter. The expense related to mark-to-market on postretirement benefit plans was $31.8 million in fiscal year 2012, $67.9 million in fiscal year 2011 and $0.2 million in fiscal year 2010. We expect expenses of approximately $0.3 million in fiscal year 2013 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2013. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of the financial markets. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2013. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2013. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year.

 As of December 30, 2012, we estimate the expected long-term rate of return on assets in our pension portfolios in the United States to be 7.50% and to be 5.50% for all plans outside the United States. In addition, as of December 30, 2012 we estimate the discount rate for our pension portfolios in the United States to be 3.90% and to be 3.62% for all plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.

If any of our assumptions were to change as of December 30, 2012, our pension plan expenses would also change.

		Increase (Decrease) at December 30, 2012
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(9,181)	(8,757)
	-0.25	9,499	9,192
Rate of return on pension plan assets	+1.00	(1,145)	(2,218)
	-1.00	1,145	2,218
Postretirement benefit plans discount rate	+0.25	N/A	(108)
	-0.25	N/A	114
Rate of return on postretirement benefit plan assets	+1.00	N/A	(130)
	-1.00	N/A	130

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

Restructuring activities. Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our pre-tax restructuring charges are estimates based on our preliminary assessments of (i) severance benefits to be granted to employees, based on known benefit formulas and identified job grades, (ii) costs to abandon certain facilities based on known lease costs of sub-rental income and (iii) impairment of assets as discussed above under “Value of long-lived assets, including goodwill and other intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our consolidated financial statements on our consolidated statements of operations line entitled “restructuring and contract termination charges, net.”

Dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended December 30, 2012, we recorded $2.4 million in pre-tax gains from the disposition of discontinued operations. Any such changes decrease or increase current earnings.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit ("Federal R&D Tax Credit") from January 1, 2012 to December 31, 2013. As a result, we expect our income tax provision for the first quarter of fiscal year 2013 will include an approximate $1.3 million discrete tax benefit relating to the previously unrecognized Federal R&D Tax Credits from January 1, 2012 to December 31, 2012.

Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations for which the ultimate tax determination is not certain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. Every quarter we review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. Adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in our judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to our income tax expense, our effective tax rate, or our cash flow.

Additionally, we have established valuation allowances against a variety of deferred tax assets, including state net operating loss carryforwards, state income tax credit carryforwards, and certain foreign tax attributes. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the future pretax operating income adjusted for items that do not have tax consequences. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Changes in our assumptions regarding the appropriate amount for valuation allowances could result in the increase or decrease in the valuation allowance, with a corresponding charge or benefit to our tax provision.

Taxes have not been provided for unremitted earnings that we continue to consider indefinitely reinvested, the determination of which is based on our future operational and capital requirements. We continue to maintain our indefinite reinvestment assertion with regards to the remaining unremitted earnings of our foreign subsidiaries, and therefore do not accrue U.S. tax for the repatriation of the remaining unremitted foreign earnings. As of December 30, 2012, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $472.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 30, 2012.

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

Principal hedged currencies include the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar. We held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $64.3 million at December 30, 2012 and $268.9 million at January 1, 2012, and the approximate fair value of these foreign currency derivative contracts was insignificant. The duration of these contracts was generally 30 days or less during fiscal years 2012, 2011, and 2010.

As of December 30, 2012, we had two cash flow hedges outstanding, and as of January 1, 2012, we had no outstanding cash flow hedges. During the fourth quarter of fiscal year 2012, we entered into two forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of Euro 50.0 million, designated as cash flow hedges. The fair value of these currency derivative contracts at December 30, 2012 was $0.1 million. In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of December 30, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $2.9 million, net of taxes of $1.9 million. We amortized $2.0 million into interest expense during each of the fiscal years 2012, 2011, and 2010.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 30, 2012, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.3 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2012, the Value-At-Risk ranged between $0.2 million and $0.5 million, with an average of approximately $0.3 million.

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

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of December 30, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $2.9 million, net of taxes of $1.9 million. We amortized $2.0 million into interest expense during each of the fiscal years 2012, 2011, and 2010.

Interest Rate Risk—Sensitivity. As of December 30, 2012, our debt portfolio consisted of $258.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $171.4 million at December 30, 2012. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $258.0 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 15 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.4 million for fiscal year 2013.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 15 basis points, in current interest rates would cause our cash outflows to increase by $0.4 million for fiscal year 2013.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	December 30, 2012	January 1, 2012	January 2, 2011
		(As adjusted)
	(In thousands, except per share data)
Revenue
Product revenue	$1,474,674	$1,319,510	$1,161,742
Service revenue	640,531	598,998	540,025
Total revenue	2,115,205	1,918,508	1,701,767
Cost of product revenue	762,989	686,812	609,217
Cost of service revenue	389,010	383,896	333,895
Selling, general and administrative expenses	632,734	624,393	487,313
Research and development expenses	132,639	115,821	94,811
Restructuring and contract termination charges, net	25,137	13,452	18,963
Impairment of assets	74,153	3,006	—
Operating income from continuing operations	98,543	91,128	157,568
Interest and other expense (income), net	47,956	26,774	(8,383)
Income from continuing operations before income taxes	50,587	64,354	165,951
(Benefit from) provision for income taxes	(17,854)	63,182	27,043
Income from continuing operations	68,441	1,172	138,908
Income from discontinued operations before income taxes	—	—	30,772
Gain on disposition of discontinued operations before income taxes	2,405	1,999	317,896
Provision for (benefit from) income taxes on discontinued operations and dispositions	906	(4,484)	96,593
Income from discontinued operations and dispositions	1,499	6,483	252,075
Net income	$69,940	$7,655	$390,983
Basic earnings per share:
Continuing operations	$0.60	$0.01	$1.19
Discontinued operations	0.01	0.06	2.15
Net income	$0.61	$0.07	$3.34
Diluted earnings per share:
Continuing operations	$0.60	$0.01	$1.18
Discontinued operations	0.01	0.06	2.14
Net income	$0.61	$0.07	$3.31

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Net income	$69,940	$7,655	$390,983
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	11,363	1,814	(34,086)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	—	—	394
Unrecognized prior service costs, net of tax	(82)	107	(1,013)
Reclassification adjustments for losses on derivatives included in net income, net of tax	1,196	1,196	1,196
Unrealized gains (losses) on securities, net of tax	30	(59)	64
Other comprehensive income (loss)	12,507	3,058	(33,445)
Comprehensive income	$82,447	$10,713	$357,538

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	December 30, 2012	January 1, 2012
		(As adjusted)
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$171,444	$142,342
Accounts receivable, net	457,011	409,888
Inventories, net	247,688	240,763
Other current assets	95,611	89,857
Current assets of discontinued operations	—	202
Total current assets	971,754	883,052
Property, plant and equipment, net	210,516	174,567
Marketable securities and investments	1,149	1,105
Intangible assets, net	529,901	661,607
Goodwill	2,122,788	2,094,235
Other assets, net	65,654	41,075
Total assets	$3,901,762	$3,855,641
Current liabilities:
Short-term debt	$1,772	$—
Accounts payable	168,943	173,153
Accrued restructuring	21,364	13,958
Accrued expenses and other current liabilities	388,026	410,142
Current liabilities of discontinued operations	995	1,429
Total current liabilities	581,100	598,682
Long-term debt	938,824	944,908
Long-term liabilities	442,026	469,835
Total liabilities	1,961,950	2,013,425
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 115,036,000 and 113,157,000 shares at December 30, 2012 and January 1, 2012, respectively	115,036	113,157
Capital in excess of par value	209,610	164,290
Retained earnings	1,548,573	1,510,683
Accumulated other comprehensive income	66,593	54,086
Total stockholders’ equity	1,939,812	1,842,216
Total liabilities and stockholders’ equity	$3,901,762	$3,855,641

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended December 30, 2012

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, January 3, 2010	$117,023	$250,599	$1,176,576	$84,473	$1,628,671
Net income	—	—	390,983	—	390,983
Other comprehensive loss	—	—	—	(33,445)	(33,445)
Dividends	—	—	(32,924)	—	(32,924)
Exercise of employee stock options and related income tax benefits	1,543	29,714	—	—	31,257
Issuance of common stock for employee benefit plans	86	1,780	—	—	1,866
Purchases of common stock	(3,058)	(69,710)	—	—	(72,768)
Issuance of common stock for long-term incentive program	121	5,126	—	—	5,247
Stock compensation	—	6,504	—	—	6,504
Balance, January 2, 2011	$115,715	$224,013	$1,534,635	$51,028	$1,925,391
Net income	—	—	7,655	—	7,655
Other comprehensive income	—	—	—	3,058	3,058
Dividends	—	—	(31,607)	—	(31,607)
Exercise of employee stock options and related income tax benefits	1,138	31,196	—	—	32,334
Issuance of common stock for employee benefit plans	103	2,094	—	—	2,197
Purchases of common stock	(4,084)	(105,921)	—	—	(110,005)
Issuance of common stock for long-term incentive program	285	8,372	—	—	8,657
Stock compensation	—	4,536	—	—	4,536
Balance, January 1, 2012	$113,157	$164,290	$1,510,683	$54,086	$1,842,216
Net income	—	—	69,940	—	69,940
Other comprehensive income	—	—	—	12,507	12,507
Dividends	—	—	(32,050)	—	(32,050)
Exercise of employee stock options and related income tax benefits	1,611	32,395	—	—	34,006
Issuance of common stock for employee benefit plans	54	1,269	—	—	1,323
Purchases of common stock	(82)	(2,022)	—	—	(2,104)
Issuance of common stock for long-term incentive program	296	8,659	—	—	8,955
Stock compensation	—	5,019	—	—	5,019
Balance, December 30, 2012	$115,036	$209,610	$1,548,573	$66,593	$1,939,812

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Operating activities:
Net income	$69,940	$7,655	$390,983
Less: income from discontinued operations and dispositions	(1,499)	(6,483)	(252,075)
Income from continuing operations	68,441	1,172	138,908
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	25,137	13,452	18,963
Depreciation and amortization	126,865	110,921	89,163
Stock-based compensation	21,031	15,482	12,416
Pension and other postretirement expense	35,336	74,974	3,832
Deferred taxes	(65,551)	(289)	(24,495)
Contingencies and non-cash tax matters	1,382	5,482	(7,671)
Amortization of deferred debt issuance costs, interest rate hedge and accretion of discounts	3,517	5,651	2,613
Losses (gains) on step acquisition and dispositions, net	—	113	(28,942)
Amortization of acquired inventory revaluation	5,214	4,092	—
Impairment of assets	74,153	3,006	—
Changes in assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(44,626)	(20,597)	(38,103)
Inventories, net	(8,213)	(2,200)	(22,535)
Accounts payable	(7,876)	(1,776)	27,789
Excess tax benefit from exercise of common stock options	(1,767)	(9,321)	2,405
Accrued expenses and other	(79,468)	33,841	(7,140)
Net cash provided by operating activities of continuing operations	153,575	234,003	167,203
Net cash used in operating activities of discontinued operations	(1,405)	(9,129)	(2,950)
Net cash provided by operating activities	152,170	224,874	164,253
Investing activities:
Capital expenditures	(42,408)	(30,592)	(33,646)
Proceeds from dispositions of property, plant and equipment, net	—	456	11,014
Changes in restricted cash balances	487	1,250	(1,120)
Proceeds from surrender of life insurance policies	—	814	—
Payments for acquisitions and investments, net of cash and cash equivalents acquired	(40,858)	(914,041)	(150,374)
Net cash used in investing activities of continuing operations	(82,779)	(942,113)	(174,126)
Net cash provided by investing activities of discontinued operations	2,470	32,252	469,275
Net cash (used in) provided by investing activities	(80,309)	(909,861)	295,149
Financing activities:
Payments on revolving credit facility	(435,850)	(763,000)	(508,846)
Proceeds from revolving credit facility	395,000	787,000	368,000
Proceeds from sale of senior debt	—	496,860	—
Payments of debt issuance costs	(416)	(10,531)	(72)
Proceeds from (payments on) other credit facilities	5,274	(2,303)	(149)
Settlement of cash flow hedges	4,050	—	—
Payments for acquisition related contingent consideration	(12,459)	(137)	(136)
Excess tax benefit from exercise of common stock options	1,767	9,321	2,405
Proceeds from issuance of common stock under stock plans	32,478	23,736	29,035
Purchases of common stock	(2,104)	(110,005)	(72,768)
Dividends paid	(31,903)	(31,829)	(32,992)
Net cash (used in) provided by financing activities of continuing operations	(44,163)	399,112	(215,523)
Net cash used in financing activities of discontinued operations	—	(1,908)	(2,844)
Net cash (used in) provided by financing activities	(44,163)	397,204	(218,367)
Effect of exchange rate changes on cash and cash equivalents	1,404	10,039	(656)
Net increase (decrease) in cash and cash equivalents	29,102	(277,744)	240,379
Cash and cash equivalents at beginning of year	142,342	420,086	179,707
Cash and cash equivalents at end of year	$171,444	$142,342	$420,086
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$40,447	$12,184	$12,226
Income taxes	$53,281	$41,644	$32,910

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through its technologies, applications and services critical issues are addressed that help to improve the health and safety of people and their environment. The results are reported within two reporting segments: Human Health and Environmental Health.

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

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. Each of the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 included 52 weeks. The fiscal year ending December 29, 2013 will also include 52 weeks.

The Company has evaluated subsequent events from December 30, 2012 through the date of the issuance of these consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from software licenses and services was 3% of the Company's total revenue for fiscal year 2012, 2% of the Company's total revenue for fiscal year 2011, and 1% of the Company's total revenue for fiscal year 2010. The Company sells its software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, the Company determines VSOE of fair value to be the price charged when the undelivered element is sold separately. The Company determines VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. The Company determines VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

In July 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities ("ASU No. 2011-07"). ASU No. 2011-07 establishes the accounting and reporting guidance for presentation of the provision for bad debts related to certain revenue as a deduction from revenue (net of contractual allowances and discounts) on the statements of operations. During the first quarter of fiscal year 2012 the Company adopted the new guidance for certain of its health care businesses that recognize patient service revenue at the time the services are rendered where the Company does not assess the patient's ability to pay at such time. The effects of the adoption on the Company's consolidated statements of operations resulted in a decrease to revenue and a decrease to selling, general and administrative expenses of $2.8 million, $2.8 million and $2.6 million for the fiscal years ending December 30, 2012, January 1, 2012 and January 2, 2011, respectively. Accordingly, the financial data for all periods presented has been retrospectively adjusted to reflect the effect of these accounting changes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, Plant and Equipment:    The Company depreciates plant and equipment using the straight-line method over its estimated useful lives, which generally fall within the following ranges: buildings- 10.0 to 40.0 years; leasehold improvements-estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment- 3.0 to 7.0 years. Certain tooling costs are capitalized and amortized over a 3-year life, while repairs and maintenance costs are expensed.

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

Pension and Other Postretirement Benefits:    The Company sponsors both funded and unfunded U.S. and non-U.S. defined benefit pension plans and other postretirement benefits. The Company immediately recognizes actuarial gains and losses in operating results in the year in which the gains and losses occur. Actuarial gains and losses are measured annually as of fiscal year end and accordingly will be recorded in the fourth quarter, unless the Company is required to perform an interim remeasurement. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis. The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.

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

Business Combinations:    Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.

The Company adjusted the balance sheet amounts at January 1, 2012, where appropriate, to account for the measurement period adjustments related to the Caliper Life Sciences, Inc. (“Caliper”) purchase price allocation discussed in Note 2, below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year, should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 12, below, for additional details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income:    In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) as amended, requiring amendments to disclosure for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods beginning after December 15, 2011. The Company early adopted the amended guidance requiring presentation of comprehensive income in two consecutive financial statements for the fiscal year ended January 1, 2012. The implementation of this guidance did not have a material impact on the Company's consolidated results of operations or financial position.

Comprehensive income is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income is reflected in the consolidated statements of comprehensive income.

Derivative Instruments and Hedging:    Derivatives are recorded on the consolidated balance sheets at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative instrument and whether it qualifies for hedge accounting.

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive (loss) income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive income, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Settled cash flow hedges related to forecasted transactions that remain probable are recorded as a component of other comprehensive income and are subsequently amortized into net earnings when the hedged exposure affects net earnings. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. As of December 30, 2012, the Company had cash flow hedges outstanding with Euro denominated notional amounts of Euro 50.0 million, and as of January 1, 2012, the Company had no outstanding cash flow hedges. The Company also has entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into net earnings on the consolidated financial statements.

Recently Issued Accounting Pronouncements:    From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective dates. The Company believes that the impact of recently issued pronouncements will not have a material impact on the Company's consolidated financial position, results of operations, and cash flows or do not apply to the Company's operations.

Note 2:	Business Combinations

Acquisition of Haoyuan Biotech Co., Ltd. In November 2012, the Company acquired all outstanding stock of Shanghai Haoyuan Biotech Co., Ltd. ("Haoyuan"). Haoyuan is a provider of nucleic acid-based blood screening solutions for the blood banking and clinical diagnostics markets. The Company expects this acquisition to extend the Company's capabilities into nucleic acid blood screening, as well as deepen its position in the growing molecular clinical diagnostics market in China. The Company paid the shareholders of Haoyuan $38.0 million in cash for the stock of Haoyuan. The Company recorded a receivable of $2.7 million from the shareholders of Haoyuan as a reduction of purchase price for the settlement of certain contingencies. As of the closing date, the Company potentially had to pay the shareholders additional contingent consideration of up to $30.0 million, which at closing had an estimated fair value of $1.9 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Haoyuan (Preliminary)
(In thousands)
Fair value of business combination:
Cash payments	$38,000
Contingent consideration	1,900
Working capital and other adjustments	(2,729)
Less: cash acquired	(175)
Total	$36,996
Identifiable assets acquired and liabilities assumed:
Current assets	$2,389
Property, plant and equipment	2,906
Identifiable intangible assets:
Core technology	17,700
Trade names	400
IPR&D	300
Goodwill	19,682
Deferred taxes	(2,656)
Deferred revenue	—
Liabilities assumed	(3,725)
Total	$36,996

The weighted average amortization periods of identifiable definite-lived intangible assets for core technology and trade names were 8.0 years.

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

Caliper's revenue and pre-tax loss from continuing operations for the period from the acquisition date to January 1, 2012 were $29.3 million and $3.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and Caliper as if the acquisition of Caliper had been completed at the beginning of fiscal year 2010:

	January 1, 2012	January 2, 2011
	(In thousands)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$2,042,730	$1,821,435
(Loss) income from continuing operations	(25,854)	85,961
Basic (loss) earnings per share:
Continuing operations	$(0.23)	$0.73
Diluted (loss) earnings per share:
Continuing operations	$(0.23)	$0.73

The unaudited pro forma information for fiscal years 2011 and 2010 have been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2011 unaudited pro forma loss from continuing operations was adjusted to exclude approximately $18.1 million of acquisition-related transaction costs. In addition, the fiscal year 2011 unaudited pro forma loss from continuing operations was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the acquisition of Caliper that were recorded by the Company related to the completion of this acquisition. The fiscal year 2010 pro forma income from continuing operations was adjusted to include these acquisition-related transaction costs and the nonrecurring expenses related to the fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory and deferred revenue, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets. The pro forma information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.
During fiscal year 2012, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the Caliper acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2011 comparative information resulting in an increase in other current assets of $20.8 million, an increase in goodwill of $0.6 million, and an increase in long-term liabilities of $22.8 million, offset by a decrease in accrued expenses of $1.4 million. There were no changes to the previously reported consolidated statements of operations or statements of cash flows.

Acquisition of Dexela Limited. In June 2011, the Company acquired all of the outstanding stock of Dexela Limited (“Dexela”). Dexela is a provider of flat panel complementary metal-oxide-semiconductor (“CMOS”) x-ray detection technologies and services. The Company expects this acquisition to expand its current medical imaging portfolio in key areas including surgery, dental, cardiology and mammography, as well as non-destructive testing. With the addition of the CMOS technology to the Company’s imaging portfolio, customers will be able to choose between two complementary x-ray detector technologies to optimize their system performance and meet their specific application needs. The Company paid the shareholders of Dexela $26.1 million in cash for the stock of Dexela. As of the closing date, the Company potentially had to pay additional contingent consideration of up to $12.2 million, which at closing had an estimated fair value of $4.6 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

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

Acquisition of CambridgeSoft Corporation. In April 2011, the Company acquired all of the outstanding stock of CambridgeSoft Corporation (“CambridgeSoft”). CambridgeSoft is a provider of discovery, collaboration and knowledge enterprise solutions, scientific databases and professional services. CambridgeSoft primarily services pharmaceutical, biotechnology and chemical industries with solutions that help customers create, analyze and communicate scientific data while improving the speed, quality, efficiency and predictability of research and development investments. The Company expects this acquisition to enhance its focus on knowledge management in laboratory settings by expanding its software offerings, enabling customers to share data used for scientific decisions. The Company paid the shareholders of CambridgeSoft $227.4 million in cash at the closing for the stock of CambridgeSoft and recorded a receivable of $4.2 million from the shareholders of CambridgeSoft as a reduction of purchase price for the settlement of contingencies. During the fourth quarter of fiscal year 2012, the Company settled the contingencies and collected the receivable. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of ID Biological Systems, Inc. In March 2011, the Company acquired specified assets and assumed specified liabilities of ID Biological Systems, Inc. (“IDB”). IDB is a manufacturer of filter paper-based sample collection devices for neonatal screening and prenatal diagnostics. The Company expects this acquisition to enhance its market position in the prenatal and neonatal markets. The Company paid $7.7 million in cash at the closing for this transaction. As of the closing date, the Company potentially had to pay additional contingent consideration of up to $3.3 million, which at closing had an estimated fair value of $0.3 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, all of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

Acquisition of ArtusLabs, Inc. In March 2011, the Company acquired all of the outstanding stock of ArtusLabs, Inc. (“ArtusLabs”). ArtusLabs offers the Ensemble® scientific knowledge platform, to accelerate research and development in the pharmaceutical, chemical, petrochemical and related industries. Ensemble® integrates disparate data from customers’ ELNs and informatics systems and databases. The Company expects this acquisition to enhance its focus on knowledge management in laboratory settings by expanding its informatics offerings, enabling customers to rapidly access enterprise-wide data. The Company paid the shareholders of ArtusLabs $15.2 million in cash at the closing for the stock of ArtusLabs. As of the closing date, the Company potentially had to pay additional contingent consideration of up to $15.0 million, which at closing had an estimated fair value of $7.5 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date.

Acquisition of chemagen Biopolymer-Technologie AG. In February 2011, the Company acquired all of the outstanding stock of chemagen Biopolymer-Technologie AG (“chemagen”). chemagen manufactures and sells nucleic acid sample preparation systems and reagents utilizing magnetic bead technology. The Company expects this acquisition to enhance its diagnostics business by expanding the Company’s product offerings to diagnostics, academic and industrial end markets. The Company paid the shareholders of chemagen $34.6 million in cash for the stock of chemagen. As of the closing date, the Company potentially had to pay additional contingent consideration of up to $20.3 million, which at closing had an estimated fair value of $7.7 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

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

Identifiable definite-lived intangible assets, such as customer relationships, core technology, IPR&D, licenses, and trade names, acquired as part of the acquisitions completed in fiscal year 2011 had weighted average amortization periods between 7.0 years and 11.0 years. The fair values of stock options assumed were estimated using a Black-Scholes option-pricing model. The fair values of unvested stock options as they relate to post-combination services will be recorded in selling, general and administrative expenses over the remaining service periods, while the fair values of vested stock options as they relate to pre-combination services are included in the purchase price of the acquired entity.

The Company does not consider the acquisitions completed during fiscal years 2012 and 2011, with the exception of the Caliper acquisition, to be material to its consolidated results of operations; therefore, the Company is not presenting pro forma financial information of operations. The aggregate revenue and results of operations for Haoyuan for the period from the acquisition date to December 30, 2012 were minimal. The aggregate revenue for the acquisitions, with the exception of Caliper, completed during fiscal year 2011 for the period from their respective acquisition dates to January 1, 2012 was $32.4 million. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 30, 2012, with the exception of the purchase price allocation for the Haoyuan acquisition, the purchase price allocations for acquisitions completed in fiscal years 2012 and 2011 were final. The preliminary allocation of the purchase price for the Haoyuan acquisition was based upon an initial valuation and the Company's estimates and assumptions underlying the initial valuation are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the preliminary allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocation of the purchase price made during the measurement period would be as if the adjustments had been completed on the acquisition date. The effects of any such adjustments, if material, will cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement period are included in current period earnings.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $61.3 million as of December 30, 2012. As of December 30, 2012, the Company had recorded contingent consideration obligations relating to its acquisitions of Dexela and Haoyuan, with an estimated fair value of $3.0 million. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets. or the recognition of additional consideration which would be expensed.

In connection with the purchase price allocations for acquisitions, the Company estimates the fair value of deferred revenue assumed with its acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling effort, research and development, or the related fulfillment margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired businesses would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third-party to assume the obligation.

Total transaction costs related to acquisition activities for fiscal years 2012, 2011, and 2010 were $1.2 million, $10.7 million and $2.6 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Note 3:	Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 30, 2012 and January 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following pre-tax gains and losses, which have been reported as a net gain on disposition of discontinued operations during the three fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
(Loss) gain on disposition of Illumination and Detection Solutions business	$(57)	$(1,787)	$315,324
Gain (loss) on disposition of Photoflash business	2,459	(134)	4,369
Net gain (loss) on disposition of other discontinued operations	3	3,920	(1,797)
Net gain on disposition of discontinued operations before income taxes	$2,405	$1,999	$317,896

In November 2010, the Company sold its Illumination and Detection Solutions (“IDS”) business, which was included in the Company’s Environmental Health segment, for $510.3 million including an adjustment for net working capital, to reduce the complexity of its product offerings and organizational structure, and to provide capital to reinvest in other Human Health and Environmental Health end markets. The buyer acquired the Company’s IDS business through the purchase of all outstanding stock of certain of the Company’s subsidiaries located in Germany, Canada, China, Indonesia, the Philippines, the United Kingdom and the United States as well as the purchase of related assets and the assumption of liabilities held by the Company and certain of its subsidiaries located in Singapore and Germany. The Company recognized a pre-tax gain of $315.3 million, inclusive of the net working capital adjustment, in the fourth quarter of fiscal year 2010 as a result of the sale of its IDS business. During fiscal year 2011, the Company updated the net working capital adjustment associated with the sale of this business and other potential contingencies, which resulted in the recognition of a pre-tax loss of $1.8 million. These gains and losses were recognized as gain (loss) on disposition of discontinued operations.

In December 2008, the Company’s management approved a plan to divest its Photoflash business within the Environmental Health segment. In June 2010, the Company sold the Photoflash business for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $4.4 million, inclusive of the net working capital adjustment, in fiscal year 2010 as a result of the sale. During the fiscal year 2012, the Company recognized a pre-tax gain of $2.5 million for contingent consideration related to this sale. These gains were recognized as a gain on disposition of discontinued operations.

During fiscal years 2012, 2011, and 2010, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax gain of $3.9 million in fiscal year 2011 and a pre-tax loss of $1.8 million in fiscal year 2010. The fiscal year 2011 pre-tax gain included $4.0 million for contingent consideration related to the sale of the Company's semiconductor business in fiscal year 2006.

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition were as follows for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Revenue	$—	$—	$288,713
Costs and expenses	—	—	257,281
Operating income from discontinued operations	—	—	31,432
Other expenses, net	—	—	660
Income from discontinued operations before income taxes	$—	$—	$30,772

The Company recognized a tax provision of $0.9 million on discontinued operations in fiscal year 2012, a tax benefit of $4.5 million on discontinued operations in fiscal year 2011 and a tax provision of $96.6 million in fiscal year 2010 on discontinued operations. The recognition of $4.5 million income tax benefit in fiscal year 2011 is primarily the net result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6, below, offset by the tax provision on the contingent consideration received in fiscal year 2011 related to the sale of the Company's semiconductor business in fiscal year 2006. The recognition of $96.6 million income tax expense in fiscal year 2010 includes $16.0 million of income tax expense associated with unremitted earnings of directly-owned foreign subsidiaries that no longer qualified as indefinitely reinvested once the subsidiary was held for sale, and $65.8 million related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6, below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:	Restructuring and Contract Termination Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units. The current portion of restructuring and contract termination charges, net, is recorded in accrued restructuring, and the long-term portion of restructuring and contract termination charges, net, is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.
The restructuring plans for the fourth quarter of fiscal year 2012 and fourth and second quarter of fiscal year 2011 were intended principally to shift resources to higher growth geographic regions and end markets. The restructuring plan for the third quarter of fiscal year 2012 was intended to shift certain of the Company's operations into a newly established shared service center. The restructuring plans for the first and second quarters of fiscal year 2012 were intended principally to realign operations, research and development resources, and production resources as a result of recent acquisitions.

A description of the restructuring plans and the activity recorded are as follows:

Q4 2012 Restructuring Plan
During the fourth quarter of fiscal year 2012, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2012 Plan”). As a result of the Q4 2012 Plan, the Company recognized a $0.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $2.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q4 2012 Plan, the Company reduced headcount by 54 employees. All employees were notified of termination under the Q4 2012 Plan by December 30, 2012.

The following table summarizes the Q4 2012 Plan activity:

Severance
(In thousands)
Provision	$2,936
Amounts paid and foreign currency translation	(254)
Balance at December 30, 2012	$2,682

The Company anticipates that the remaining severance payments of $2.7 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.

Q3 2012 Restructuring Plan
During the third quarter of fiscal year 2012, the Company’s management approved a plan to shift certain of the Company's operations into a newly established shared service center (the “Q3 2012 Plan”). As a result of the Q3 2012 Plan, the Company recognized $3.7 million pre-tax restructuring charges in each of the Human Health and Environmental Health segments related to a workforce reduction from reorganization activities. During fiscal year 2012, the Company also recorded an additional pre-tax restructuring accrual of $0.3 million relating to the Q3 2012 plan due to higher than expected costs associated with the workforce reduction from reorganization activities within both the Human Health and Environmental Health segments. As part of the Q3 2012 Plan, the Company will reduce headcount by 66 employees. All employees were notified of termination under the Q3 2012 Plan by September 30, 2012.

The following table summarizes the Q3 2012 Plan activity:

Severance
(In thousands)
Provision	$7,446
Change in estimate	326
Amounts paid and foreign currency translation	(219)
Balance at December 30, 2012	$7,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates that the remaining severance payments of $7.6 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2015.
Q2 2012 Restructuring Plan
During the second quarter of fiscal year 2012, the Company’s management approved a plan to realign operations, research and development resources, and production resources as a result of recent acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, the Company recognized a $7.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities throughout fiscal year 2012. The Company expects to recognize an additional $2.2 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits. Such benefits will be recognized ratably over the required service period. As part of the Q2 2012 Plan, the Company will reduce headcount by 205 employees. All employees were notified of termination under the Q2 2012 Plan by July 1, 2012.

The following table summarizes the Q2 2012 Plan activity:

Severance
(In thousands)
Provision	$7,422
Amounts paid and foreign currency translation	(2,836)
Balance at December 30, 2012	$4,586
The Company anticipates that the remaining severance payments of $4.6 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.
Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, the Company’s management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, the Company recognized a $5.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $1.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities throughout fiscal year 2012. The Company expects to recognize no additional incremental restructuring expense in future periods as all services were provided for one-time termination benefits in which the employee was required to render service until termination in order to receive the benefits. As part of the Q1 2012 Plan, the Company will reduce headcount by 112 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q1 2012 Plan by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$6,315	$79	$6,394
Amounts paid and foreign currency translation	(5,034)	(79)	(5,113)
Balance at December 30, 2012	$1,281	$—	$1,281
The Company anticipates that the remaining severance payments of $1.3 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q4 2011 Restructuring Plan
During the fourth quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2011 Plan”). As a result of the Q4 2011 Plan, the Company recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $4.6 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During fiscal year 2012, the Company recorded a pre-tax restructuring reversal of $0.1 million relating to the Q4 2011 Plan due to a reduction in the estimated costs associated with the closure of an excess facility in the Environmental Health segment. As part of the Q4 2011 Plan, the Company reduced headcount by 114 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q4 2011 Plan by January 1, 2012.

The following table summarizes the Q4 2011 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$6,605	$370	$6,975
Amounts paid and foreign currency translation	(1,931)	—	(1,931)
Balance at January 1, 2012	4,674	370	5,044
Change in estimates	—	(135)	(135)
Amounts paid and foreign currency translation	(4,140)	(235)	(4,375)
Balance at December 30, 2012	$534	$—	$534

The Company anticipates that the remaining severance payments of $0.5 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2013.

Q2 2011 Restructuring Plan
During the second quarter of fiscal year 2011, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q2 2011 Plan”). As a result of the Q2 2011 Plan, the Company recognized a $2.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. The Company also recognized a $3.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. During the fiscal year 2012, the Company recorded a reversal of the pre-tax restructuring accrual of $0.2 million relating to the Q2 2011 Plan due to lower than expected costs associated with the workforce reduction from reorganization activities within the Environmental Health segment. As part of the Q2 2011 Plan, the Company reduced headcount by 72 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q2 2011 Plan by July 3, 2011.
The following table summarizes the Q2 2011 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$4,927	$659	$5,586
Amounts paid and foreign currency translation	(3,644)	(659)	(4,303)
Balance at January 1, 2012	1,283	—	1,283
Change in estimate	(216)	—	(216)
Amounts paid and foreign currency translation	(504)	—	(504)
Balance at December 30, 2012	$563	$—	$563
The Company anticipates that the remaining severance payments of $0.6 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2010 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and end markets that are more consistent with the Company’s growth strategy. During fiscal year 2012, the Company paid $4.0 million related to these plans and recorded an additional charge of $0.2 million related to higher than expected costs associated with workforce reductions in Europe within the Human Health segment, as well as a reversal of $0.7 million primarily related to a reduction in the estimated sublease rental payments reasonably expected to be obtained for an excess facility in Europe within the Environmental Health segment. As of December 30, 2012, the Company had approximately $10.0 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Contract Termination Charges
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded a pre-tax charge of $1.5 million in fiscal year 2012, a pre-tax charge of $2.0 million in fiscal year 2011 and a pre-tax charge of $0.1 million in fiscal year 2010 primarily as a result of terminating various contractual commitments in the Environmental Health segment. The Company made payments for these obligations of $2.9 million during fiscal year 2012, $0.4 million during fiscal year 2011, and $1.7 million during fiscal year 2010. The remaining balance of these accruals as of December 30, 2012 was $0.6 million.

Note 5:	Interest and Other Expense (Income), Net

Interest and other expense (income), net, consisted of the following for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Interest income	$(747)	$(1,884)	$(832)
Interest expense	45,787	24,783	15,891
Gains on step acquisition	—	—	(25,586)
Other expense, net	2,916	3,875	2,144
Total interest and other expense (income), net	$47,956	$26,774	$(8,383)

In fiscal year 2010, the Company acquired the remaining fifty percent equity interest in its joint venture (the "ICPMS Joint Venture") with the company previously known as MDS, Inc. for the development and manufacturing of the Company's Inductively Coupled Plasma Mass Spectrometry product line. The fair value of the acquisition was $67.7 million, including cash consideration of $35.0 million, non-cash consideration of $2.6 million for certain non-exclusive rights to intangible assets the Company owns, and $30.4 million representing the fair value of its fifty percent equity interest in the ICPMS Joint Venture held prior to the acquisition. The Company recognized a pre-tax gain of $25.6 million from the re-measurement to fair value of its previously held equity interest in the ICPMS Joint Venture.

Note 6:	Income Taxes

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Unrecognized tax benefits, beginning of period	$51,740	$39,226	$39,431
Gross increases—tax positions in prior period	10,653	2,753	13,314
Gross decreases—tax positions in prior period	(4,665)	(4,729)	(11,190)
Gross increases—current-period tax positions	3,343	2,451	2,503
Gross increases—related to acquisitions	—	14,412	80
Settlements	(2,822)	(430)	(2,035)
Lapse of statute of limitations	(595)	(2,224)	(2,054)
Foreign currency translation adjustments	456	281	(823)
Unrecognized tax benefits, end of period	$58,110	$51,740	$39,226

The Company classifies interest and penalties as a component of income tax expense. At December 30, 2012, the Company had accrued interest and penalties of approximately $7.9 million and $4.0 million, respectively. During fiscal year 2012, the Company recognized a charge of approximately $1.1 million for interest and a benefit of $2.2 million for penalties in its total tax provision. During fiscal year 2011, the Company recognized interest and penalties of approximately $0.5 million and zero, respectively, in its total tax provision. During fiscal year 2010, the Company recognized interest and penalties of approximately $0.8 million and $0.9 million, respectively, in its total tax provision. At December 30, 2012, the Company had gross tax effected unrecognized tax benefits of $58.1 million, of which $51.1 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

The Company believes that it is reasonably possible that $13.2 million of its uncertain tax positions at December 30, 2012, including accrued interest and penalties, and net of tax benefits, may be recognized within the next year as a result of an aggregate $8.4 million lapse in the statute of limitations and settlements of $4.8 million. Tax years after 2005 remain open to examination by various tax jurisdictions in which the Company has significant business operations, such as Singapore, China, Finland, Germany, Netherlands, the United Kingdom, Italy and the United States. The tax years under examination vary by jurisdiction.

The components of (loss) income from continuing operations before income taxes were as follows for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
U.S.	$(118,546)	$(145,298)	$(22,014)
Non-U.S.	169,133	209,652	187,965
Total	$50,587	$64,354	$165,951

On a U. S. income tax basis, the Company has reported significant taxable income over the three year period ended December 30, 2012. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 30, 2012
Federal	$(5,234)	$(34,920)	$(40,154)
State	2,617	(2,794)	(177)
Non-U.S.	50,314	(27,837)	22,477
Total	$47,697	$(65,551)	$(17,854)
Fiscal year ended January 1, 2012
Federal	$18,309	$8,615	$26,924
State	3,397	(4,583)	(1,186)
Non-U.S.	41,765	(4,321)	37,444
Total	$63,471	$(289)	$63,182
Fiscal year ended January 2, 2011
Federal	$6,499	$(15,916)	$(9,417)
State	6,772	(2,988)	3,784
Non-U.S.	38,267	(5,591)	32,676
Total	$51,538	$(24,495)	$27,043

The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Continuing operations	$(17,854)	$63,182	$27,043
Discontinued operations	906	(4,484)	96,593
Total	$(16,948)	$58,698	$123,636

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Tax at statutory rate	$17,708	$22,526	$58,086
Non-U.S. rate differential, net	(26,652)	(37,797)	(23,873)
U.S. taxation of multinational operations	1,727	1,487	4,032
State income taxes, net	3,265	(5,536)	4,745
Prior year tax matters	3,389	(9,079)	(11,891)
Estimated taxes on repatriation	—	79,662	—
Federal tax credits	(1,657)	(1,509)	(3,867)
Change in valuation allowance	(14,446)	11,364	(3,529)
Other, net	(1,188)	2,064	3,340
Total	$(17,854)	$63,182	$27,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 30, 2012 and January 1, 2012 were as follows:

	December 30, 2012	January 1, 2012
	(In thousands)
Deferred tax assets:
Inventory	$9,893	$8,519
Reserves and accruals	19,845	22,522
Accrued compensation	15,803	25,787
Net operating loss and credit carryforwards	165,274	194,687
Accrued pension	34,016	51,580
Restructuring reserve	7,951	6,505
Deferred revenue	42,054	27,541
All other, net	1,432	2,563
Total deferred tax assets	296,268	339,704
Deferred tax liabilities:
Postretirement health benefits	(3,472)	(2,955)
Depreciation and amortization	(191,075)	(244,547)
Repatriation accrual	(31,447)	(70,374)
Total deferred tax liabilities	(225,994)	(317,876)
Valuation allowance	(67,814)	(82,260)
Net deferred tax assets (liabilities)	$2,460	$(60,432)

At December 30, 2012, the Company had state net operating loss carryforwards of approximately $281.0 million, foreign net operating loss carryforwards of $187.6 million, state tax credit carryforwards of $11.9 million, general business tax credit carryforwards of $27.5 million, and foreign tax credit carryforwards of $13.5 million. These are subject to expiration in years ranging from 2013 to 2031, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At December 30, 2012, the Company also had U.S. federal net operating loss carryforwards of approximately $181.3 million and federal credit carryforwards of approximately $12.6 million as a result of acquisitions made during fiscal years 2007 through 2011. The Company acquired estimated utilizable U.S. federal loss carryforwards of $223.4 million as a result of the Caliper acquisition during fiscal year 2011, of which $150.5 million remain at December 30, 2012. The utilization of these losses and credits is subject to annual limitations based on Section 382 of the Internal Revenue Code of 1986, as amended. These federal losses and credits will expire in fiscal years 2013 through 2030.

Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. Approximately $10.4 million of valuation allowances were provided on acquired tax attributes in connection with business combinations occurring in fiscal year 2011.

Current deferred tax assets of $34.9 million and $38.0 million were included in other current assets at December 30, 2012 and January 1, 2012, respectively. Long-term deferred tax liabilities of $32.4 million and $98.5 million were included in other long-term liabilities at December 30, 2012 and January 1, 2012, respectively.

The components of net deferred tax assets (liabilities) as of December 30, 2012 and January 1, 2012 were as follows:

	December 30, 2012	January 1, 2012
	(In thousands)
U.S.	$(10,919)	$(48,631)
Non-U.S.	13,379	(11,801)
Total	$2,460	$(60,432)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the sale of the IDS and Photoflash businesses in fiscal year 2010, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company planned to repatriate approximately $250.0 million of previously unremitted earnings and provided for the estimated taxes on the repatriation of those earnings. The impact of this tax provision in fiscal year 2010 was an increase to the Company’s tax provision of $65.8 million in discontinued operations. The Company utilized existing tax attributes to minimize the cash taxes paid on the repatriation. As of January 1, 2012, the Company had completed the repatriation of the previously unremitted earnings of the IDS and Photoflash businesses, and reduced its estimated tax liability associated with the repatriation by approximately $6.7 million. This change in estimate was recorded as a credit to discontinued operations during fiscal year 2011.

As a result of the Caliper acquisition, the Company concluded in fiscal year 2011 that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company planned to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, the Company recorded an increase to the Company’s tax provision of $79.7 million in continuing operations in fiscal year 2011. The Company expects to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of December 30, 2012, the Company had remitted $229.2 million of the $350.0 million planned repatriation.

Taxes have not been provided for unremitted earnings that the Company continues to consider indefinitely reinvested, the determination of which is based on its future operational and capital requirements. The Company continues to maintain its indefinite reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings. As of December 30, 2012, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $472.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

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

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Number of common shares—basic	113,728	112,976	117,109
Effect of dilutive securities:
Stock options	847	739	725
Restricted stock awards	285	149	148
Number of common shares—diluted	114,860	113,864	117,982
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,288	2,281	4,583

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $23.4 million and $23.6 million as of December 30, 2012 and January 1, 2012, respectively.

Note 9:	Inventories, Net

Inventories as of December 30, 2012 and January 1, 2012 consisted of the following:

	December 30, 2012	January 1, 2012
	(In thousands)
Raw materials	$74,924	$72,913
Work in progress	12,768	14,656
Finished goods	159,996	153,194
Total inventories, net	$247,688	$240,763

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of December 30, 2012 and January 1, 2012, consisted of the following:

	December 30, 2012	January 1, 2012
	(In thousands)
Land	$8,050	$8,027
Building and leasehold improvements	180,821	147,181
Machinery and equipment	324,608	296,745
Total property, plant and equipment	513,479	451,953
Accumulated depreciation	(302,963)	(277,386)
Total property, plant and equipment, net	$210,516	$174,567

Depreciation expense on property, plant and equipment for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $35.6 million, $30.9 million and $28.4 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of December 30, 2012 and January 1, 2012 consisted of the following:

	December 30, 2012	January 1, 2012
	(In thousands)
Marketable securities	$1,149	$1,105

Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income in stockholders’ equity, was a $0.03 million gain in fiscal year 2012 and $0.1 million loss in fiscal year 2011. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of December 30, 2012 and January 1, 2012 consisted of the following:

	Market	Gross Unrealized Holding
	Value	Cost	Gains	(Losses)
		(In thousands)
December 30, 2012
Equity securities	$657	$804	$—	$(147)
Fixed-income securities	294	294	—	—
Other	198	261	—	(63)
	$1,149	$1,359	$—	$(210)
January 1, 2012
Equity securities	$646	$843	$—	$(197)
Fixed-income securities	289	289	—	—
Other	170	231	—	(61)
	$1,105	$1,363	$—	$(258)

Note 12:	Goodwill and Intangible Assets, Net

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 2, 2012, its annual impairment date for fiscal year 2012, and concluded based on the first step of the process that there was no goodwill impairment. The fair values of each of the Company's reporting units were substantially in excess of their carrying values.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of integrating the Company's recent acquisitions, in the fourth quarter of fiscal year 2012, the Company decided that prospectively it would primarily focus on the PerkinElmer trade name. Accordingly, the Company undertook a review of certain of its trade names within its portfolio as part of a realignment of its marketing strategy. The process resulted in the Company determining that the lives of certain trade names that it intends to phase out should be shortened, and in certain cases non-amortizing trade names were determined to no longer be indefinite-lived. Accordingly, the Company tested the recoverability of these identified indefinite-lived and definite-lived intangibles and concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. For non-amortizing trade names the Company compared the fair values, which was determined using a relief from royalty method, to the carrying values, considering the revised useful lives. For amortizing trade names, the Company first determined if the undiscounted cash flows associated with the intangibles exceeded the carrying values. If the undiscounted cash flows did not exceed the carrying values, the Company determined the fair values of the trade names using a relief from royalty method, considering the revised useful lives. The remaining adjusted fair values of $6.1 million are being amortized over the period of time until the trade names are expected to be phased out, having weighted average remaining useful lives of 3.0 years.

As a result, during the fourth quarter of fiscal year 2012 the Company recorded an intangible asset impairment charge of $74.2 million which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. The Company recognized $54.3 million pre-tax impairment charges in the Human Health segment and also recognized $19.9 million pre-tax impairment charges in the Environmental Health segment. The Company recorded a charge of $3.0 million for the impairment of intangible assets during fiscal year 2011 within the Human Health segment for the full impairment of license agreements, that the Company no longer intends to use. There were no impairment charges during fiscal year 2010. These non-cash impairments of intangible assets have been recorded as a separate component of operating expenses.

The changes in the carrying amount of goodwill for fiscal years 2012 and 2011 are as follows, (the January 1, 2012 balances have been retrospectively adjusted to reflect measurement period adjustments to the Caliper purchase price allocation, see Note 2):

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 2, 2011	$974,940	$529,875	$1,504,815
Foreign currency translation	1,776	(2,032)	(256)
Acquisitions, earnouts and other	414,464	175,212	589,676
Adjusted balance at January 1, 2012	1,391,180	703,055	2,094,235
Foreign currency translation	5,894	2,977	8,871
Acquisitions, earnouts and other	19,682	—	19,682
Balance at December 30, 2012	$1,416,756	$706,032	$2,122,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 30, 2012 by category and by business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$91,948	$16,021	$107,969
Less: Accumulated amortization	(74,831)	(15,123)	(89,954)
Net patents	17,117	898	18,015
Trade names and trademarks	34,581	3,113	37,694
Less: Accumulated amortization	(13,166)	(720)	(13,886)
Net trade names and trademarks	21,415	2,393	23,808
Licenses	71,274	9,333	80,607
Less: Accumulated amortization	(41,493)	(5,875)	(47,368)
Net licenses	29,781	3,458	33,239
Core technology	244,042	163,503	407,545
Less: Accumulated amortization	(139,558)	(108,952)	(248,510)
Net core technology	104,484	54,551	159,035
Customer relationships	234,243	93,394	327,637
Less: Accumulated amortization	(90,486)	(17,898)	(108,384)
Net customer relationships	143,757	75,496	219,253
IPR&D	2,763	4,700	7,463
Less: Accumulated amortization	(229)	(1,267)	(1,496)
Net IPR&D	2,534	3,433	5,967
Net amortizable intangible assets	319,088	140,229	459,317
Non-amortizable intangible assets:
Trade names and trademarks	—	70,584	70,584
Total	$319,088	$210,813	$529,901

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 1, 2012 by category and business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$91,415	$16,022	$107,437
Less: Accumulated amortization	(70,204)	(14,984)	(85,188)
Net patents	21,211	1,038	22,249
Trade names and trademarks	32,203	3,011	35,214
Less: Accumulated amortization	(10,627)	(459)	(11,086)
Net trade names and trademarks	21,576	2,552	24,128
Licenses	71,373	8,500	79,873
Less: Accumulated amortization	(33,113)	(4,226)	(37,339)
Net licenses	38,260	4,274	42,534
Core technology	224,583	160,529	385,112
Less: Accumulated amortization	(116,159)	(96,675)	(212,834)
Net core technology	108,424	63,854	172,278
Customer relationships	236,343	80,439	316,782
Less: Accumulated amortization	(61,921)	(7,789)	(69,710)
Net customer relationships	174,422	72,650	247,072
IPR&D	2,431	4,700	7,131
Less: Accumulated amortization	(28)	(791)	(819)
Net IPR&D	2,403	3,909	6,312
Net amortizable intangible assets	366,296	148,277	514,573
Non-amortizable intangible assets:
Trade names and trademarks	57,338	89,696	147,034
Total	$423,634	$237,973	$661,607

Total amortization expense related to definite-lived intangible assets was $91.2 million in fiscal year 2012, $80.0 million in fiscal year 2011 and $60.7 million in fiscal year 2010. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $89.1 million in fiscal year 2013, $78.8 million in fiscal year 2014, $65.4 million in fiscal year 2015, $56.5 million in fiscal year 2016, and $45.4 million in fiscal year 2017.

During fiscal year 2012, the Company entered into a strategic agreement under which it acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, the Company paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties, and expects to pay an additional $13.2 million in prepaid royalties within the next year. Royalties are expected to be expensed as revenue is recognized. These intangible assets are being amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company's Human Health segment from the execution date.

Note 13:	Debt

Senior Unsecured Revolving Credit Facility. On December 16, 2011, the Company entered into an amended and restated senior unsecured revolving credit facility which provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of December 30, 2012, undrawn letters of credit in the aggregate amount of $12.3 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of December 30, 2012, the Company had $429.7 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of December 30, 2012 was 130 basis points. The weighted average Eurocurrency interest rate as of December 30, 2012 was 0.21%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.51%,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is the interest applicable to borrowings outstanding under the Eurocurrency rate as of December 30, 2012. At December 30, 2012 and January 1, 2012, the Company had $258.0 million and $298.0 million, respectively of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility with interest based primarily on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the Company's credit agreement for its previous facility. The financial covenants in the Company's amended and restated senior unsecured revolving credit facility include a debt-to-capital ratio and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade.

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

5% Senior Unsecured Notes due 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of 2021 Notes in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

Financing Lease Obligations. In September 2012, the Company entered into agreements with the lessors of buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in the Company being considered the owner of the buildings during the construction period. At the end of the construction period, the Company will not be reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases will qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. In addition, the Company expects to capitalize additional construction costs, which are not expected to exceed $15.0 million, and will be partially funded by the lessors to complete the additions to the buildings. During fiscal year 2012, the Company recorded $5.5 million of capital improvements to these buildings, which have been funded by the lessor. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s indebtedness as of December 30, 2012:

	Sr. Unsecured Revolving Credit Facility Maturing 2016	6.0% Sr. Notes Maturing 2015	5.0% Sr. Notes Maturing 2021	Financing Lease Obligations	Other Debt Facilities	Total
	(In thousands)
2013	$—	$—	$—	$1,667	$105	$1,772
2014	—	—	—	2,474	700	3,174
2015	—	150,000	—	2,482	—	152,482
2016	258,000	—	—	2,490	—	260,490
2017	—	—	—	2,498	—	2,498
Through 2023	—	—	500,000	22,997	—	522,997
Total before unamortized discount	258,000	150,000	500,000	34,608	805	943,413
Unamortized discount	—	—	(2,817)	—	—	(2,817)
Total	$258,000	$150,000	$497,183	$34,608	$805	$940,596

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 30, 2012 and January 1, 2012 consisted of the following:

	December 30, 2012	January 1, 2012
	(In thousands)
Payroll and incentives	$55,342	$59,862
Employee benefits	42,485	39,618
Deferred revenue	154,247	138,470
Federal, non-U.S. and state income taxes	16,091	36,538
Other accrued operating expenses	119,861	135,654
Total accrued expenses and other current liabilities	$388,026	$410,142

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Such matching contributions have been in effect since February 1, 2011 for all employees except former employees of Caliper, who received matching contributions of 50.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits until December 31, 2012. Savings plan expense was $12.3 million in fiscal year 2012 and $10.6 million in each of the fiscal years 2011 and 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Service cost	$3,852	$3,880	$4,778
Interest cost	23,164	25,169	24,894
Expected return on plan assets	(20,768)	(22,534)	(20,451)
Curtailment gain	—	—	(6,489)
Actuarial loss	28,355	64,005	756
Amortization of prior service cost	(242)	(221)	(187)
Net periodic pension cost	$34,361	$70,299	$3,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 30, 2012 and January 1, 2012.

	December 30, 2012		January 1, 2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$271,153	$301,770	$221,096	$297,001
Change in benefit obligations:
Projected benefit obligations at beginning of year	$231,325	$297,001	$226,117	$249,591
Service cost	2,502	1,350	2,620	1,260
Interest cost	11,235	11,929	12,136	13,033
Benefits paid and plan expenses	(10,625)	(17,568)	(12,146)	(16,916)
Participants’ contributions	432	—	478	—
Actuarial loss	38,541	9,058	99	50,033
Effect of exchange rate changes	5,297	—	2,021	—
Projected benefit obligations at end of year	$278,707	$301,770	$231,325	$297,001
Change in plan assets:
Fair value of plan assets at beginning of year	$97,836	$195,022	$95,660	$203,825
Actual return on plan assets	12,710	27,301	547	8,113
Benefits paid and plan expenses	(10,625)	(17,568)	(12,146)	(16,916)
Employer’s contributions	10,882	17,000	11,549	—
Participants’ contributions	432	—	478	—
Effect of exchange rate changes	3,280	—	1,748	—
Fair value of plan assets at end of year	114,515	221,755	97,836	195,022
Net amount recognized in the consolidated balance sheets	$164,192	$80,015	$133,489	$101,979
Net amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$7,398	$—	$6,587	$—
Noncurrent liabilities	156,794	80,015	126,902	$101,979
Net amounts recognized in the consolidated balance sheets	$164,192	$80,015	$133,489	$101,979
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(2,048)	$—	$(2,272)	$—
Net amounts recognized in accumulated other comprehensive income	$(2,048)	$—	$(2,272)	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.62%	3.92%	4.91%	4.10%
Rate of compensation increase	2.88%	None	3.22%	3.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 30, 2012		January 1, 2012		January 2, 2011
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Actuarial assumptions used to determine net periodic pension cost during the year:
Discount rate	4.91%	4.10%	5.14%	5.30%	5.29%	5.50%
Rate of compensation increase	3.22%	3.50%	3.42%	3.50%	3.39%	3.50%
Expected rate of return on assets	5.40%	7.75%	6.70%	8.10%	7.20%	8.50%

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 30, 2012 and January 1, 2012, and target asset allocations for the fiscal year 2013 are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 29, 2013		December 30, 2012		January 1, 2012
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	65-75%	50-60%	71%	55%	68%	57%
Debt securities	25-35%	40-50%	29%	39%	31%	40%
Other	0%	0-5%	0%	6%	1%	3%
Total	100%	100%	100%	100%	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets as of December 30, 2012 and January 1, 2012 by asset category, classified in the three levels of inputs described in Note 21 to the consolidated financial statements are as follows:

	Fair Value Measurements at December 30, 2012 Using:
	Total Carrying Value at December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$13,940	$13,940	$—	$—
Equity Securities:
U.S. large-cap	37,674	37,674	—	—
International large-cap value	37,239	37,239	—	—
U.S. small-cap	3,567	3,567	—	—
Emerging markets growth	12,390	12,390	—	—
Equity index funds	80,999	—	80,999	—
Domestic real estate funds	2,235	2,235	—	—
Commodity funds	8,940	8,940	—	—
Fixed income securities:
Corporate debt instruments-preferred	565	—	565	—
Corporate and U.S. debt instruments	73,362	18,985	54,377	—
Corporate bonds	22,497	—	22,497	—
High yield bond funds	11,624	11,624	—	—
Other types of investments:
Multi-strategy hedge funds	20,262	—	—	20,262
Venture capital funds	7	—	—	7
Private funds	162	—	—	162
Non U.S. government index linked bonds	10,807	—	10,807	—
Total assets measured at fair value	$336,270	$146,594	$169,245	$20,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,754	$6,754	$—	$—
Equity Securities:
U.S. large-cap	36,651	36,651	—	—
International large-cap value	30,567	30,567	—	—
U.S. small-cap	2,942	2,942	—	—
Emerging markets growth	9,570	9,570	—	—
Equity index funds	66,320	—	66,320	—
Domestic real estate funds	5,120	5,120	—	—
Commodity funds	7,515	7,515	—	—
Fixed income securities:
Corporate debt instruments-preferred	371	—	371	—
Corporate and U.S. debt instruments	63,764	19,777	43,987	—
Corporate bonds	20,121	—	20,121	—
High yield bond funds	13,206	13,206	—	—
Other types of investments:
Multi-strategy hedge funds	19,285	—	—	19,285
Venture capital funds	7	—	—	7
Non U.S. government index linked bonds	10,665	—	10,665	—
Total assets measured at fair value	$292,858	$132,102	$141,464	$19,292

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 30, 2012 compared to January 1, 2012. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

Equity Securities:    Shares of registered investment companies that are publicly traded are categorized as Level 1assets; they are valued at quoted market prices that represent the net asset value of the fund. These instruments have active markets.

Equity index funds are mutual funds that are not publicly traded and are comprised primarily of underlying equity securities that are publicly traded on exchanges. Price quotes for the assets held by these funds are readily observable and available. Equity index funds are categorized as Level 2 assets.

Fixed Income Securities:    Fixed income mutual funds that are publicly traded are valued at quoted market prices that represent the net asset value of securities held by the fund and are categorized as Level 1 assets.

Fixed income index funds that are not publicly traded are stated at net asset value as determined by the issuer of the fund based on the fair value of the underlying investments and are categorized as Level 2 assets.

Individual fixed income bonds are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.

Other Types of Investments:    Non U.S. government index link bond funds are not publicly traded and are stated at net asset value as determined by the issuer of the fund based on the fair value of the underlying investments. Underlying investments consist of bonds in which payment of income on the principal is related to a specific price index and are categorized as Level 2 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedge funds and venture capital funds are limited partnerships that are at estimated fair value based on their proportionate share of the partnership fair value. The partnerships invest primarily in readily available marketable securities. The partnerships allocate gains, losses, and expense to the investor based on the ownership percentage as described in the fund agreements. They are categorized as Level 3 assets.

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2012, 2011, and 2010 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at January 3, 2010	$12,099	$87	$—	$12,186
Realized gains (losses)	20	(92)	—	(72)
Unrealized gains	—	113	151	264
Purchases	—	—	19,922	19,922
Issuances, Sales and Settlements	(12,119)	(94)	—	(12,213)
Balance at January 2, 2011	—	14	20,073	20,087
Realized losses	—	—	(84)	(84)
Unrealized losses	—	(7)	(704)	(711)
Purchases	—	—	—	—
Issuances, Sales and Settlements	—	—	—	—
Balance at January 1, 2012	—	7	19,285	19,292
Realized gains	1,162	—	—	1,162
Unrealized gains	19	—	977	996
Purchases	9,448	—	—	9,448
Issuances, Sales and Settlements	(10,467)	—	—	(10,467)
Balance at December 30, 2012	$162	$7	$20,262	$20,431

During the first quarter of fiscal year 2013, the Company contributed $37.0 million to the U.S. pension plan. With respect to non-U.S. plans, the Company expects to contribute approximately $22.0 million in fiscal year 2013, of which the Company contributed $10.0 million to one of its foreign plans during the first quarter of fiscal year 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2013	$11,585	$16,397
2014	11,796	16,553
2015	12,636	16,689
2016	12,984	16,891
2017	13,221	17,048
2018-2021	73,862	87,928

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 30, 2012 and January 1, 2012, the projected benefit obligations were $23.2 million and $22.3 million, respectively. Assets with a fair value of $0.2 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of both December 30, 2012 and January 1, 2012. Pension expense for this plan was approximately $2.5 million in fiscal year 2012, $4.9 million in fiscal year 2011 and $2.7 million in fiscal year 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Medical Plans:    The Company provides healthcare benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. Eligible U.S. employees qualify for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities and are available only to pay retiree health benefits.

Net periodic postretirement medical benefit credit included the following components for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Service cost	$106	$85	$102
Interest cost	144	163	204
Expected return on plan assets	(877)	(884)	(832)
Curtailment gain	—	—	(690)
Actuarial (gain) loss	(929)	705	(653)
Amortization of prior service cost	—	(253)	(315)
Net periodic postretirement medical benefit credit	$(1,556)	$(184)	$(2,184)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of December 30, 2012 and January 1, 2012.

	December 30, 2012	January 1, 2012
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$1,475	$1,618
Active employees eligible to retire	431	294
Other active employees	1,913	1,447
Accumulated benefit obligations at beginning of year	3,819	3,359
Service cost	106	85
Interest cost	144	163
Benefits paid	(205)	(220)
Actuarial (gain) loss	(54)	432
Change in accumulated benefit obligations during the year	(9)	460
Retirees	1,331	1,475
Active employees eligible to retire	470	431
Other active employees	2,009	1,913
Accumulated benefit obligations at end of year	3,810	3,819
Change in plan assets:
Fair value of plan assets at beginning of year	11,411	11,020
Actual return on plan assets	1,547	391
Fair value of plan assets at end of year	12,958	11,411
Net amounts recognized in the consolidated balance sheets	$(9,148)	$(7,592)
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$(9,148)	$(7,592)
Net amounts recognized in the consolidated balance sheets	$(9,148)	$(7,592)
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—
Net amounts recognized in accumulated other comprehensive income	$—	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.86%	4.00%

	December 30, 2012	January 1, 2012	January 2, 2011
Actuarial assumptions used to determine net cost during the year:
Discount rate	4.00%	5.30%	5.50%
Expected rate of return on assets	7.75%	8.10%	8.50%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s plan assets at December 30, 2012 and January 1, 2012 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

	Fair Value Measurements at December 30, 2012 Using:
	Total Carrying Value at December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$798	$798	$—	$—
Equity Securities:
U.S. large-cap	2,202	2,202	—	—
International large-cap value	2,177	2,177	—	—
U.S. small-cap	209	209	—	—
Emerging markets growth	724	724	—	—
Domestic real estate funds	131	131	—	—
Commodity funds	523	523	—	—
Fixed income securities:
Corporate debt instruments-preferred	33	—	33	—
Corporate and U.S. debt instruments	4,288	1,110	3,178	—
High yield bond funds	679	679	—	—
Other types of investments:
Multi-strategy hedge funds	1,184	—	—	1,184
Private funds	9	—	—	9
Venture capital funds	1	—	—	1
Total assets measured at fair value	$12,958	$8,553	$3,211	$1,194

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$349	$349	$—	$—
Equity Securities:
U.S large-cap	2,144	2,144	—	—
International large-cap value	1,789	1,789	—	—
U.S. small-cap	172	172	—	—
Emerging markets growth	560	560	—	—
Domestic real estate funds	300	300	—	—
Commodity funds	440	440	—	—
Fixed income securities:
Corporate debt instruments-preferred	22	—	22	—
Corporate and U.S. debt instruments	3,732	1,158	2,574	—
High yield bond funds	773	773	—	—
Other types of investments:
Multi-strategy hedge funds	1,129	—	—	1,129
Venture capital funds	1	—	—	1
Total assets measured at fair value	$11,411	$7,685	$2,596	$1,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2012, 2011, and 2010 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at January 3, 2010	$708	$5	$—	$713
Realized losses	(53)	(5)	—	(58)
Unrealized gains	—	6	8	14
Purchases	—	—	1,078	1,078
Issuances, Sales and Settlements	(655)	(5)	—	(660)
Balance at January 2, 2011	—	1	1,086	1,087
Realized gains	—	—	84	84
Unrealized losses	—	—	(41)	(41)
Purchases	—	—	—	—
Issuances, Sales and Settlements	—	—	—	—
Balance at January 1, 2012	—	1	1,129	1,130
Realized gains	68	—	—	68
Unrealized gains	1	—	55	56
Purchases	552	—	—	552
Issuances, Sales and Settlements	(612)	—	—	(612)
Balance at December 30, 2012	$9	$1	$1,184	$1,194

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2013	$205
2014	211
2015	214
2016	219
2017	225
2018-2022	1,236

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions are funded by the Company. The obligations related to the deferred compensation plan totaled $0.9 million at both December 30, 2012 and January 1, 2012.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.1 million as of December 30, 2012, which represents management’s estimate of the total cost of the ultimate remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company breached its distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology, separately and together with the other defendants. The Company filed an answer and a counterclaim alleging that Enzo's patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo's patents that effectively limited the coverage of certain of those claims and, the Company believes, excluded certain of the Company's products from the coverage of Enzo's patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo's appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo's case against the Company. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted the Company and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part the Company's motion for summary judgment of non-infringement. On December 21, 2012, the Company filed a second motion for summary judgment on claims that were not addressed in the first motion. The second motion is pending. The district court has permitted Enzo to take limited discovery directed to the motion with briefing to be concluded in May 2013.
The Company believes it has meritorious defenses to the matter described above, and it is contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of the Company’s management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 30, 2012 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of warranty reserve activity for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 is as follows:

(In thousands)
Balance at January 3, 2010	$8,910
Provision charged to income	13,022
Payments	(13,082)
Adjustments to previously provided warranties, net	(596)
Foreign currency translation and acquisitions	(4)
Balance at January 2, 2011	8,250
Provision charged to income	15,001
Payments	(15,154)
Adjustments to previously provided warranties, net	926
Foreign currency translation and acquisitions	1,389
Balance at January 1, 2012	10,412
Provision charged to income	17,750
Payments	(18,022)
Adjustments to previously provided warranties, net	801
Foreign currency translation and acquisitions	62
Balance at December 30, 2012	$11,003

Note 18:	Stock Plans

Stock-Based Compensation:

In addition to the Company’s Employee Stock Purchase Plan, the Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were cancelled or forfeited without the shares being issued, are authorized for stock option grants, restricted stock awards, and stock grants as part of the Company’s compensation programs (the “Plan”).

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2012, 2011, and 2010:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Cost of product and service revenue	$1,276	$1,139	$882
Research and development expenses	769	583	518
Selling, general and administrative expenses	18,986	13,760	11,151
Continuing operations stock-based compensation expense	21,031	15,482	12,551
Discontinued operations stock-based compensation expense	—	—	1,214
Total stock-based compensation expense	$21,031	$15,482	$13,765

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $6.8 million in fiscal year 2012, $5.1 million in fiscal year 2011 and $4.7 million in fiscal year 2010. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of both December 30, 2012 and January 1, 2012. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was $1.8 million in fiscal year 2012, $9.3 million in fiscal year 2011 and $2.4 million in fiscal year 2010.

Stock Options:    The Company has granted options to purchase common shares at prices equal to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options are generally exercisable in equal annual installments over a period of three years, and will generally expire seven years after the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant. Options replaced in association with business combination transactions are issued with the same terms of the respective plans under which they were originally issued.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated primarily based on the historical volatility of the Company’s stock. The average expected life was based on the contractual term of the option and historic exercise experience. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
Risk-free interest rate	0.6%	1.9%	1.8%
Expected dividend yield	1.2%	1.1%	1.4%
Expected lives	4 years	4 years	4 years
Expected stock volatility	38.7%	38.1%	37.5%

The following table summarizes stock option activity for the three fiscal years ended December 30, 2012:

	December 30, 2012		January 1, 2012		January 2, 2011
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	5,346	$20.57	6,983	$21.86	8,415	$21.27
Granted	756	26.28	847	24.20	784	21.16
Exercised	(1,611)	20.16	(1,138)	20.86	(1,543)	18.82
Canceled	(210)	22.34	(1,237)	30.29	(267)	25.19
Forfeited	(15)	21.98	(109)	18.27	(406)	17.67
Outstanding at end of year	4,266	$21.64	5,346	$20.57	6,983	$21.86
Exercisable at end of year	2,677	$20.00	3,549	$20.74	4,787	$23.78

The aggregate intrinsic value for stock options outstanding at December 30, 2012 was $38.4 million with a weighted-average remaining contractual term of 3.8 years. The aggregate intrinsic value for stock options exercisable at December 30, 2012 was $28.5 million with a weighted-average remaining contractual term of 2.7 years. At December 30, 2012, there were 4.1 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $37.1 million and a weighted-average remaining contractual term of 3.8 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2012, 2011, and 2010 was $7.36, $7.03, and $5.99, respectively. The total intrinsic value of options exercised during fiscal years 2012, 2011, and 2010 was $13.1 million, $6.9 million, and $6.1 million, respectively. Cash received from option exercises for fiscal years 2012, 2011, and 2010 was $32.5 million, $23.7 million, and $29.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $5.1 million in fiscal year 2012, $4.5 million in fiscal year 2011 and $6.6 million in fiscal year 2010.

There was $6.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of December 30, 2012. This cost is expected to be recognized over a weighted-average period of 1.8 years, and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years. These awards were granted under the Company’s 2009 Plan, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan and 2001 Incentive Plan. Recipients of the restricted stock have the right to vote such shares and receive dividends.

The following table summarizes restricted stock award activity for the three fiscal years ended December 30, 2012:

	December 30, 2012		January 1, 2012		January 2, 2011
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	672	$23.62	578	$22.00	451	$22.49
Granted	358	25.86	460	26.31	413	21.20
Vested	(184)	23.19	(272)	23.96	(147)	20.45
Forfeited	(65)	24.03	(94)	24.58	(139)	21.17
Nonvested at end of year	781	$24.71	672	$23.62	578	$22.00

The weighted-average per-share grant-date fair value of restricted stock awards granted during fiscal years 2012, 2011, and 2010 was $25.86, $26.31, and $21.20, respectively. The fair value of restricted stock awards vested during fiscal years 2012, 2011, and 2010 was $4.3 million, $6.5 million, and $3.0 million, respectively. The total compensation expense recognized related to the restricted stock awards was $8.2 million in fiscal year 2012, $6.5 million in fiscal year 2011 and $4.3 million in fiscal year 2010.

As of December 30, 2012, there was $9.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.3 fiscal years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 122,675 performance units, 89,828 performance units, and 129,879 performance units during fiscal years 2012, 2011, and 2010, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2012, 2011, and 2010 was $26.18, $26.71, and $20.89, respectively. The total compensation expense related to these performance units was $7.1 million, $3.7 million, and $2.0 million for fiscal years 2012, 2011, and 2010, respectively. As of December 30, 2012, there were 322,516 performance units outstanding subject to forfeiture, with a corresponding liability of $10.4 million recorded in accrued expenses and long-term liabilities.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual equity award. For fiscal years 2012, 2011, and 2010 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The shares are granted in May following the annual meeting of shareholders, on the third business day after the Company’s first quarter earnings release. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2012, 2011, and 2010, each non-employee Director was awarded 4,535 shares, 3,544 shares, and 4,337 shares, respectively. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2012, 2011, and 2010 was $27.87, $28.22, and $23.06, respectively. The total compensation expense recognized related to these stock awards was $0.7 million in fiscal year 2012 and $0.8 million in fiscal years 2011 and 2010.

Employee Stock Purchase Plan:    In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2012, the Company issued 53,961 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $24.51 per share. During fiscal year 2011, the Company issued 102,970 shares under this plan at a weighted-average price of $21.33 per share. During fiscal year 2010, the Company issued 85,607 shares under this plan at a weighted-average price of $21.80 per share. At December 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 there remains available for sale to employees an aggregate of 1.2 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 19:	Stockholders’ Equity

Comprehensive Income (Loss):
The components of accumulated other comprehensive income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Unrealized and Realized (Losses) Gains on Derivatives, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, January 3, 2010	$88,042	$3,075	$(164)	$(6,480)	$84,473
Current year change	(33,692)	(1,013)	64	1,196	(33,445)
Balance, January 2, 2011	54,350	2,062	(100)	(5,284)	51,028
Current year change	1,814	107	(59)	1,196	3,058
Balance, January 1, 2012	56,164	2,169	(159)	(4,088)	54,086
Current year change	11,363	(82)	30	1,196	12,507
Balance, December 30, 2012	$67,527	$2,087	$(129)	$(2,892)	$66,593

Stock Repurchase Program:
On October 23, 2008, the Company announced that the Board of Directors (the "Board") authorized the Company to repurchase up to 10.0 million shares of common stock under a stock repurchase program (the “Repurchase Program”). On August 31, 2010, the Company announced that the Board had authorized the Company to repurchase an additional 5.0 million shares of common stock under the Repurchase Program. The Repurchase Program expired on October 22, 2012. On October 24, 2012, the Board authorized the Company to repurchase up to 6.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 24, 2014 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2012, the Company did not repurchase any shares of common stock under either of the stock repurchase programs. During fiscal year 2011, the Company repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions, under the Repurchase Program. During fiscal year 2010, the Company repurchased approximately 3.0 million shares of common stock in the open market at an aggregate cost of $71.5 million, including commissions, under the Repurchase Program. As of December 30, 2012, all 6.0 million shares authorized by the Board under the New Repurchase Program remained available for repurchase. From December 31, 2012 through February 22, 2013, the Company repurchased approximately 2.6 million shares of common stock in the open market at an aggregate cost of $89.0 million, including commissions, under the New Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During fiscal year 2012, the Company repurchased 82,186 shares of common stock for this purpose at an aggregate cost of $2.1 million. During fiscal year 2011, the Company repurchased 84,243 shares of common stock for this purpose at an aggregate cost of $2.2 million. During fiscal year 2010, the Company repurchased 57,551 shares of common stock for this purpose at an aggregate cost of $1.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal year 2012 and in each quarter of fiscal year 2011. At December 30, 2012, the Company has accrued $8.0 million for dividends declared prior to year end payable in February 2013. On January 25, 2013, the Company announced that the Board had declared a quarterly dividend of $0.07 per share that will be payable in May 2013. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the British Pound, Canadian Dollar, Euro, Japanese Yen, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $64.3 million at December 30, 2012 and $268.9 million at January 1, 2012, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during fiscal years 2012, 2011, and 2010.

During the fourth quarter of fiscal year 2012, the Company entered into forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of Euro 50.0 million, designated as cash flow hedges. The fair value of these currency derivative contracts at December 30, 2012 was $0.1 million. In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. The derivative losses are being amortized into interest expense when the hedged exposure affects interest expense. As of December 30, 2012, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was $2.9 million, net of taxes of $1.9 million. The Company amortized $2.0 million into interest expense during each of the fiscal years 2012, 2011, and 2010.

Note 21:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 30, 2012.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2012 and 2011. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 30, 2012 and January 1, 2012 classified in one of the three classifications described above:

	Fair Value Measurements at December 30, 2012 Using:
	Total Carrying Value at December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,149	$1,149	$—	$—
Foreign exchange derivative assets	274	—	274	—
Foreign exchange derivative liabilities	(294)	—	(294)	—
Contingent consideration	(3,017)	—	—	(3,017)

	Fair Value Measurements at January 1, 2012 Using:
	Total Carrying Value at January 1, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,105	$1,105	$—	$—
Foreign exchange derivative liabilities, net	(213)	—	(213)	—
Contingent consideration	(20,298)	—	—	(20,298)

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

Marketable securities:    Include equity and fixed-income securities measured at fair value using the quoted market prices at the reporting date.

Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date.

The Company has classified its net liabilities for contingent consideration relating to its acquisitions of chemagen, Biopolymer-Technologie AG, ArtusLabs, Inc., ID Biological Systems, Inc., Dexela Limited and Haoyuan within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 2. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $61.3 million as of December 30, 2012. As of December 30, 2012, the Company had recorded contingent consideration obligations relating to its acquisitions of Dexela and Haoyuan, with an estimated fair value of $3.0 million. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

(In thousands)
Balance at January 3, 2010	$(4,251)
Additions	—
Amounts paid and foreign currency translation	2,717
Change in fair value (included within selling, general and administrative expenses)	(197)
Balance at January 2, 2011	(1,731)
Additions	(20,131)
Amounts paid and foreign currency translation	1,908
Change in fair value (included within selling, general and administrative expenses)	(344)
Balance at January 1, 2012	(20,298)
Additions	(1,900)
Amounts paid and foreign currency translation	17,433
Change in fair value (included within selling, general and administrative expenses)	1,748
Balance at December 30, 2012	$(3,017)

During the fourth quarter of fiscal year 2012, the Company recorded $74.2 million of pre-tax intangible asset impairment charges related to certain trade names. A description of these impairment charges is included within Note 12. The fair value measurements were determined using a relief from royalty method, which incorporates unobservable inputs, thereby classifying the fair value measurements as a Level 3 measurement within the fair value hierarchy. The primary inputs used in the relief from royalty method, an income-based approach, included estimated prospective cash flows considering the revised useful lives and an estimated royalty rate that would be used by a market participant. The royalty rates ranged from 0.5% to 1.0%, the discount rates ranged from 11.0% to 12.0%, and the useful lives ranged from 1.0 to 8.0 years. The identified indefinite-lived intangibles related to the above impairment charges, had a carrying value of $76.4 million and a fair value of $4.5 million as of the impairment date, resulting in an impairment loss of $71.9 million. The identified definite-lived intangibles related to the above impairment charges, had a carrying value of $3.8 million and a fair value of $1.5 million as of the impairment date, resulting in an impairment loss of $2.3 million.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.

The Company’s senior unsecured revolving credit facility, with a $700.0 million available limit, had amounts outstanding of $258.0 million and $298.0 million as of December 30, 2012 and January 1, 2012, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2012. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company’s 2015 Notes, with a face value of $150.0 million, had an aggregate carrying value of $150.0 million and a fair value of $165.4 million as of December 30, 2012. The 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $165.7 million as of January 1, 2012. The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.2 million, net of $2.8 million of unamortized original issue discount, and a fair value of $558.3 million as of December 30, 2012. The 2021 Notes had an aggregate carrying value of $496.9 million, net of $3.1 million of unamortized original issue discount, and a fair value of $518.3 million as of January 1, 2012. The fair values of the 2015 Notes and the 2021 Notes are estimated using market quotes from brokers, or are based on current rates offered for similar debt. The Company's financing lease obligations had an aggregate carrying value of $34.6 million as of December 30, 2012 and approximated the fair value given the timing of the recognition of these obligations to the balance sheet date. As of December 30, 2012, the 2015 Notes, 2021 Notes and financing lease obligations were classified as Level 2.

As of December 30, 2012, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2012, 2011, and 2010 amounted to $60.3 million, $49.1 million, and $46.8 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $55.1 million in fiscal year 2013, $34.8 million in fiscal year 2014, $25.7 million in fiscal year 2015, $19.2 million in fiscal year 2016, $15.8 million in fiscal year 2017 and $58.9 million in fiscal year 2018 and thereafter.

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

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the expense related to mark-to-market on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below for the fiscal years ended:

	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Human Health
Product revenue	$888,006	$754,046	$672,217
Service revenue	156,128	130,361	121,514
Total revenue	1,044,134	884,407	793,731
Operating income from continuing operations(1)	73,727	99,306	97,855
Environmental Health
Product revenue	586,668	565,464	489,525
Service revenue	484,403	468,637	418,511
Total revenue	1,071,071	1,034,101	908,036
Operating income from continuing operations(1)	97,313	99,341	95,090
Corporate
Operating loss from continuing operations(2)	(72,497)	(107,519)	(35,377)
Continuing Operations
Product revenue	$1,474,674	$1,319,510	$1,161,742
Service revenue	640,531	598,998	540,025
Total revenue	2,115,205	1,918,508	1,701,767
Operating income from continuing operations	98,543	91,128	157,568
Interest and other expense (income), net (see Note 5)	47,956	26,774	(8,383)
Income from continuing operations before income taxes	$50,587	$64,354	$165,951
____________________________

(1)
The pre-tax impairment charges have been included in the Human Health and Environmental Health operating income from continuing operations. The Company recognized $54.3 million of pre-tax impairment charges in the Human Health segment and also recognized $19.9 million of pre-tax impairment charges in the Environmental Health segment in fiscal year 2012. The Company recognized a $3.0 million pre-tax impairment charge in the Human Health segment in fiscal year 2011. There were no impairment charges during fiscal year 2010.

(2)
The expenses related to mark-to-market on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax loss of $31.8 million in fiscal year 2012, a pre-tax loss of $67.9 million in fiscal year 2011, and a pre-tax loss of $0.2 million in fiscal year 2010.

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended December 30, 2012:

	Depreciation and Amortization Expense			Capital Expenditures
	December 30, 2012	January 1, 2012	January 2, 2011	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)			(In thousands)
Human Health	$86,703	$69,746	$61,346	$22,515	$15,395	$17,341
Environmental Health	37,634	39,480	26,284	16,498	13,190	15,005
Corporate	2,528	1,695	1,533	3,395	2,007	1,300
Continuing operations	$126,865	$110,921	$89,163	$42,408	$30,592	$33,646
Discontinued operations	$—	$—	$10,177	$—	$—	$9,090

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the Company’s reporting segments is as follows for the fiscal years ended:

	Total Assets
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Human Health	$2,246,389	$2,254,768	$1,772,524
Environmental Health	1,621,421	1,569,490	1,375,992
Corporate	33,952	31,181	60,203
Net current and long-term assets of discontinued operations	—	202	227
Total assets	$3,901,762	$3,855,641	$3,208,946

The following geographic area information for continuing operations includes revenue based on location of external customer for the three fiscal years ended December 30, 2012 and net long-lived tangible assets based on physical location as of December 30, 2012 and January 1, 2012:

	Revenue
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
U.S.	$822,951	$725,849	$667,356
International:
China	216,425	164,005	131,541
United Kingdom	118,611	102,366	97,204
Germany	105,735	113,472	91,687
France	84,395	85,395	82,288
Japan	114,300	89,977	75,678
Italy	69,599	74,925	67,433
Other international	583,189	562,519	488,580
Total international	1,292,254	1,192,659	1,034,411
Total sales	$2,115,205	$1,918,508	$1,701,767

	Net Long-Lived Assets
	December 30, 2012	January 1, 2012
	(In thousands)
U.S.	$205,083	$147,883
International:
China	30,134	22,145
Finland	11,851	12,833
Singapore	6,366	5,663
Netherlands	3,900	4,074
Italy	3,303	3,288
Canada	2,079	2,747
Japan	2,310	2,552
United Kingdom	2,960	2,508
Germany	2,353	2,225
Other international	7,368	11,479
Total international	72,624	69,514
Total net long-lived assets	$277,707	$217,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)(6)	Year
	(In thousands, except per share data)
December 30, 2012
Revenue	$510,890	$521,790	$509,604	$572,921	$2,115,205
Gross profit	232,014	238,794	230,740	261,658	963,206
Restructuring and contract termination charges, net	6,159	5,203	9,672	4,103	25,137
Operating income from continuing operations	36,382	49,787	43,218	(30,844)	98,543
Income from continuing operations before income taxes	23,552	38,429	31,346	(42,740)	50,587
Income from continuing operations	22,076	33,568	28,989	(16,192)	68,441
Net income	22,569	33,633	29,594	(15,856)	69,940
Basic earnings per share:
Continuing operations	$0.20	$0.30	$0.25	$(0.14)	$0.60
Net income	0.20	0.30	0.26	(0.14)	0.61
Diluted earnings per share:
Continuing operations	$0.19	$0.29	$0.25	$(0.14)	$0.60
Net income	0.20	0.29	0.26	(0.14)	0.61
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28

January 1, 2012(1)
Revenue	$447,178	$479,065	$452,935	$539,330	$1,918,508
Gross profit	200,311	209,194	199,356	238,939	847,800
Restructuring and contract termination charges, net	—	3,340	—	10,112	13,452
Operating income from continuing operations	41,431	39,419	36,135	(25,857)	91,128
Income from continuing operations before income taxes	35,675	35,148	32,219	(38,688)	64,354
Income from continuing operations	27,291	29,101	28,004	(83,224)	1,172
Net income	24,913	29,761	36,622	(83,641)	7,655
Basic earnings per share:
Continuing operations	$0.24	$0.26	$0.25	$(0.74)	$0.01
Net income	0.22	0.26	0.32	(0.74)	0.07
Diluted earnings per share:
Continuing operations	$0.24	$0.26	$0.25	$(0.74)	$0.01
Net income	0.22	0.26	0.32	(0.74)	0.07
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28
____________________________

(1)
Amounts adjusted for the adoption of new health care guidance which retrospectively presents certain bad debt expenses as a deduction of revenue instead of selling, general and administrative expenses. See Note 1 to the consolidated financial statements for a discussion of the changes and the impact of the changes for fiscal year 2011.

(2)	For the first quarter of fiscal year 2011 the adoption of new health care guidance decreased revenue and gross profit by $0.7 million and had no impact on net income.

(3)	For the second quarter of fiscal year 2011 the adoption of new health care guidance decreased revenue and gross profit by $0.4 million and had no impact on net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	For the third quarter of fiscal year 2011 the adoption of new health care guidance decreased revenue and gross profit by $0.8 million and had no impact on net income.

(5)
The fourth quarter of fiscal year 2012 includes $31.8 million of defined benefit pension and other postretirement benefit expenses as a result of the mark-to-market. See Note 1 for a discussion of this accounting policy. The fourth quarter of fiscal year 2012 also includes pre-tax impairment charges of $74.2 million as a result of a review of certain trade names within the Company's portfolio as part of a realignment of its marketing strategy.

(6)
The fourth quarter of fiscal year 2011 includes $67.9 million of defined benefit pension and other postretirement benefit expenses as a result of the mark-to-market. See Note 1 for a discussion of this accounting policy. The fourth quarter of fiscal year 2011 includes adoption of new health care guidance which decreased revenue and gross profit by $0.9 million and had no impact on net income. The fourth quarter of fiscal year 2011 also includes a tax provision of $79.7 million related to the Company's planned $350.0 million repatriation of previously unremitted earnings.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2012. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 30, 2012, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2013

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2013 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 30, 2012

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 30, 2012

Consolidated Balance Sheets as of December 30, 2012 and January 1, 2012

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 30, 2012

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 30, 2012

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

4.4
Second Supplemental Indenture dated as of December 22, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on February 28, 2012 as Exhibit 4.4 to our annual report on Form 10-K and herein incorporated by reference.

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

(8) Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

(9) Employment Agreement between Maurice H. Tenney and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

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

10.33*
Key Employee Agreement, by and between E. Kevin Hrusovksy and Caliper Technologies Corp. dated June 8, 2003, filed with the Commission on August 14, 2003 as Exhibit 10.56 to Caliper Technologies Corp. Quarterly Report on Form 10-Q and herein incorporated by reference.

10.34*
Caliper Life Sciences, Inc. Key Employee Change of Control and Severance Benefit Plan, Amended and Restated as of December 8, 2010, filed with the Commission on March 11, 2011 as Exhibit 10.29 to Caliper Life Sciences, Inc. Annual Report on Form 10-K and herein incorporated by reference.

10.35*	Letter Agreement, by and between E. Kevin Hrusovsky and PerkinElmer, Inc. dated December 12, 2012, attached hereto as Exhibit 10.35.

10.36*	PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, attached hereto as Exhibit 10.36.

10.37*	PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, attached hereto as Exhibit 10.37.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 30, 2012, (ii) Consolidated Balance Sheets as of December 30, 2012 and January 1, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 30, 2012, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 30, 2012, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2012, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 30, 2012

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended January 2, 2011	$22,311	$5,374	$(4,706)	$697	$23,676
Year ended January 1, 2012	23,676	6,984	(7,824)	765	23,601
Year ended December 30, 2012	$23,601	$4,755	$(4,936)	$(58)	$23,362
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 26, 2013
	Robert F. Friel	and President (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 26, 2013
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 26, 2013
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 26, 2013
	Robert F. Friel	and President (Principal Executive Officer)
By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 26, 2013
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)
By:	/S/ ANDREW OKUN	Vice President and	February 26, 2013
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)
By:	/S/ PETER BARRETT	Director	February 26, 2013
Peter Barrett
By:	/S/ NICHOLAS A. LOPARDO	Director	February 26, 2013
Nicholas A. Lopardo
By:	/S/ ALEXIS P. MICHAS	Director	February 26, 2013
Alexis P. Michas
By:	/S/ JAMES C. MULLEN	Director	February 26, 2013
James C. Mullen
By:	/S/ VICKI L. SATO, Ph.D	Director	February 26, 2013
Vicki L. Sato, Ph.D
By:	/S/ KENTON J. SICCHITANO	Director	February 26, 2013
Kenton J. Sicchitano
By:	/S/ PATRICK J. SULLIVAN	Director	February 26, 2013
Patrick J. Sullivan

EXHIBIT INDEX

Exhibit No.	Exhibit Title
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

4.4
Second Supplemental Indenture dated as of December 22, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on February 28, 2012 as Exhibit 4.4 to our annual report on Form 10-K and herein incorporated by reference.

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

(8) Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

(9) Employment Agreement between Maurice H. Tenney and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and herein incorporated by reference.

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

10.33*
Key Employee Agreement, by and between E. Kevin Hrusovksy and Caliper Technologies Corp. dated June 8, 2003, filed with the Commission on August 14, 2003 as Exhibit 10.56 to Caliper Technologies Corp. Quarterly Report on Form 10-Q and herein incorporated by reference.

10.34*
Caliper Life Sciences, Inc. Key Employee Change of Control and Severance Benefit Plan, Amended and Restated as of December 8, 2010, filed with the Commission on March 11, 2011 as Exhibit 10.29 to Caliper Life Sciences, Inc. Annual Report on Form 10-K and herein incorporated by reference.

10.35*	Letter Agreement, by and between E. Kevin Hrusovsky and PerkinElmer, Inc. dated December 12, 2012, attached hereto as Exhibit 10.35.

Exhibit No.	Exhibit Title
10.36*	PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, attached hereto as Exhibit 10.36.

10.37*	PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, attached hereto as Exhibit 10.37.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 30, 2012, (ii) Consolidated Balance Sheets as of December 30, 2012 and January 1, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 30, 2012, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 30, 2012, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2012, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.