Form 10-Q
period 2013-03-31
PERKINELMER INC
filed 2013-05-06
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of May 2, 2013, there were outstanding 111,937,640 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands, except per share data)
Product revenue	$346,619	$357,194
Service revenue	158,759	153,696
Total revenue	505,378	510,890
Cost of product revenue	181,130	186,457
Cost of service revenue	99,363	92,419
Total cost of revenue	280,493	278,876
Selling, general and administrative expenses	151,497	156,849
Research and development expenses	34,177	32,624
Restructuring and contract termination charges, net	3,310	6,159
Operating income from continuing operations	35,901	36,382
Interest and other expense, net	12,040	12,830
Income from continuing operations before income taxes	23,861	23,552
(Benefit from) provision for income taxes	(8,428)	1,476
Income from continuing operations	32,289	22,076
(Loss) gain on disposition of discontinued operations before income taxes	(92)	535
(Benefit from) provision for income taxes on disposition of discontinued operations	(19)	42
(Loss) income from discontinued operations and dispositions	(73)	493
Net income	$32,216	$22,569
Basic earnings per share:
Income from continuing operations	$0.28	$0.20
(Loss) income from discontinued operations and dispositions	(0.00)	0.00
Net income	$0.28	$0.20
Diluted earnings per share:
Income from continuing operations	$0.28	$0.19
(Loss) income from discontinued operations and dispositions	(0.00)	0.00
Net income	$0.28	$0.20
Weighted average shares of common stock outstanding:
Basic	113,454	113,097
Diluted	114,716	114,119
Cash dividends per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net income	$32,216	$22,569
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,503)	13,766
Reclassification adjustments for losses on derivatives included in net income, net of tax	299	299
Unrealized gains on securities, net of tax	11	35
Other comprehensive (loss) income	(13,193)	14,100
Comprehensive income	$19,023	$36,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 30, 2012
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$125,871	$171,444
Accounts receivable, net	410,782	457,011
Inventories, net	259,762	247,688
Other current assets	100,277	95,611
Total current assets	896,692	971,754
Property, plant and equipment, net:
At cost	519,173	513,479
Accumulated depreciation	(306,501)	(302,963)
Property, plant and equipment, net	212,672	210,516
Marketable securities and investments	1,180	1,149
Intangible assets, net	506,540	529,901
Goodwill	2,111,621	2,122,788
Other assets, net	79,441	65,654
Total assets	$3,808,146	$3,901,762
Current liabilities:
Short-term debt	$7,301	$1,772
Accounts payable	172,166	168,943
Accrued restructuring and contract termination charges	17,866	21,364
Accrued expenses and other current liabilities	375,156	388,026
Current liabilities of discontinued operations	865	995
Total current liabilities	573,354	581,100
Long-term debt	1,019,345	938,824
Long-term liabilities	381,024	442,026
Total liabilities	1,973,723	1,961,950
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,865,000 shares and 115,036,000 shares at March 31, 2013 and at December 30, 2012, respectively	111,865	115,036
Capital in excess of par value	96,183	209,610
Retained earnings	1,572,975	1,548,573
Accumulated other comprehensive income	53,400	66,593
Total stockholders’ equity	1,834,423	1,939,812
Total liabilities and stockholders’ equity	$3,808,146	$3,901,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Operating activities:
Net income	$32,216	$22,569
Add: loss (income) from discontinued operations and dispositions, net of income taxes	73	(493)
Income from continuing operations	32,289	22,076
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	3,310	6,159
Depreciation and amortization	30,571	32,007
Stock-based compensation	4,416	5,476
Amortization of deferred debt issuance costs, interest rate hedge and accretion of discounts	813	867
Amortization of acquired inventory revaluation	129	4,495
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	40,227	5,850
Inventories, net	(16,187)	(12,970)
Accounts payable	4,941	(11,719)
Excess tax benefit from exercise of common stock options	—	(1,139)
Accrued expenses and other	(89,391)	(35,842)
Net cash provided by operating activities of continuing operations	11,118	15,260
Net cash (used in) provided by operating activities of discontinued operations	(187)	279
Net cash provided by operating activities	10,931	15,539
Investing activities:
Capital expenditures	(11,829)	(5,228)
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	1,400	—
Net cash used in investing activities of continuing operations	(10,429)	(5,228)
Net cash provided by investing activities of discontinued operations	123	—
Net cash used in investing activities	(10,306)	(5,228)
Financing activities:
Payments on revolving credit facility	(135,000)	(122,000)
Proceeds from revolving credit facility	213,000	111,000
Payments of debt issuance costs	—	(279)
Settlement of cash flow hedges	840	—
Proceeds from other credit facilities	8,022	—
Excess tax benefit from exercise of commons stock	—	1,139
Proceeds from issuance of common stock under stock plans	5,462	9,499
Purchases of common stock	(126,858)	(1,632)
Dividends paid	(8,060)	(7,922)
Net cash used in financing activities	(42,594)	(10,195)
Effect of exchange rate changes on cash and cash equivalents	(3,604)	2,299
Net (decrease) increase in cash and cash equivalents	(45,573)	2,415
Cash and cash equivalents at beginning of period	171,444	142,342
Cash and cash equivalents at end of period	$125,871	$144,757
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC (the “2012 Form 10-K”). The balance sheet amounts at December 30, 2012 in this report were derived from the Company’s audited 2012 consolidated financial statements included in the 2012 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2013 and April 1, 2012, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from March 31, 2013 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.
Recently Adopted Accounting Pronouncements: During the first quarter of fiscal year 2013 the Company adopted new guidance on additional disclosure requirements of other comprehensive (loss) income. This new guidance requires the presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements or as a separate disclosure in the notes of the financial statements. The reclassifications out of accumulated other comprehensive income and into net income were not material for the three months ended March 31, 2013. See Note 11 for additional details.
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

The total purchase price has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Haoyuan (Preliminary)
(In thousands)
Fair value of business combination:
Cash payments	$38,000
Contingent consideration	1,900
Working capital and other adjustments	(2,729)
Less cash acquired	(175)
Total	$36,996
Identifiable assets acquired and liabilities assumed:
Current assets	$2,389
Property, plant and equipment	2,906
Identifiable intangible assets:
Core technology	17,700
Trade names	400
IPR&D	300
Goodwill	19,682
Deferred taxes	(2,656)
Liabilities assumed	(3,725)
Total	$36,996

The weighted average amortization periods of identifiable definite-lived intangible assets for core technology and trade names were 8.0 years.
As of March 31, 2013, the purchase price allocation for the Haoyuan acquisition was preliminary. The preliminary allocation of the purchase price for the Haoyuan acquisition was based upon an initial valuation and the Company's estimates and assumptions underlying the initial valuation are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the preliminary allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocation of the purchase price made during the measurement period would be as if the adjustments had been completed on the acquisition date. The effects of any such adjustments, if material, will cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement period are included in current period earnings.
Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $38.3 million as of March 31, 2013. As of March 31, 2013, the Company has recorded contingent consideration obligations relating to these acquisitions, with an estimated fair value of $2.7 million. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional consideration which would be expensed.
Total transaction costs related to acquisition activities for the three months ended March 31, 2013 and April 1, 2012 were $0.1 million and $0.2 million, respectively, which were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations
As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 30, 2012.
The Company recorded the following gains and losses, which have been reported as (loss) gain on disposition of discontinued operations:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Gain on disposition of Photoflash business	$124	$507
(Loss) gain on disposition of other discontinued operations	(216)	28
(Loss) gain on disposition of discontinued operations before income taxes	$(92)	$535
In June 2010, the Company sold its Photoflash business, which was included in the Company's Environmental Health segment, for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. During the three months ended March 31, 2013, the Company recognized a pre-tax gain of $0.1 million for contingent consideration related to this sale. During the three months ended April 1, 2012, the Company recognized a pre-tax gain of $0.5 million for contingent consideration related to this sale. These gains were recognized as a gain on disposition of discontinued operations.
During the first three months of both fiscal years 2013 and 2012, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax loss of $0.2 million in the first three months of fiscal year 2013. This loss was recognized as a loss on disposition of discontinued operations.
The Company recorded a tax benefit of $0.02 million and a tax provision of $0.04 million on disposition of discontinued operations for the three months ended March 31, 2013 and April 1, 2012, respectively.

Note 4: Restructuring and Contract Termination Charges, Net
The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units. The current portion of restructuring and contract termination charges, is recorded in accrued restructuring and contract termination charges, and the long-term portion of restructuring and contract termination charges, is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.
A description of the restructuring plans and the activity recorded for the three months ended March 31, 2013 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2012 Form 10-K.

The restructuring plan for the first quarter of fiscal year 2013 was principally intended to focus resources on higher growth end markets. The restructuring plan for the fourth quarter of fiscal year 2012 was principally intended to shift resources to higher growth geographic regions and end markets. The restructuring plan for the third quarter of fiscal year 2012 was principally intended to shift certain of the Company's operations into a newly established shared service center. The restructuring plans for the first and second quarters of fiscal year 2012 were principally intended to realign operations, research and development resources, and production resources as a result of recent acquisitions.

A description of the restructuring plans and the activity recorded are as follows:

Q1 2013 Restructuring Plan
During the first quarter of fiscal year 2013, the Company’s management approved a plan to focus resources on higher growth end markets (the “Q1 2013 Plan”). As a result of the Q1 2013 Plan, the Company recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q1 2013 Plan, the Company reduced headcount by 62 employees. All employees were notified of termination under the Q1 2013 Plan by March 31, 2013.

The following table summarizes the Q1 2013 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Provision	$2,585
Amounts paid and foreign currency translation	(857)
Balance at March 31, 2013	$1,728

The Company anticipates that the remaining severance payments of $1.7 million for workforce reductions will be completed by the end of the fourth quarter of 2014.

Q4 2012 Restructuring Plan
During the fourth quarter of fiscal year 2012, the Company’s management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2012 Plan”). As a result of the Q4 2012 Plan, and during fiscal year 2012, the Company recognized a $0.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $2.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q4 2012 Plan, the Company reduced headcount by 54 employees. All employees were notified of termination under the Q4 2012 Plan by December 30, 2012.

The following table summarizes the Q4 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$2,682
Amounts paid and foreign currency translation	(1,419)
Balance at March 31, 2013	$1,263

The Company anticipates that the remaining severance payments of $1.3 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.

Q3 2012 Restructuring Plan
During the third quarter of fiscal year 2012, the Company’s management approved a plan to shift certain of the Company's operations into a newly established shared service center (the “Q3 2012 Plan”). As a result of the Q3 2012 Plan, and during fiscal year 2012, the Company recognized $3.9 million pre-tax restructuring charges in each of the Human Health and Environmental Health segments related to a workforce reduction from reorganization activities. During the three months ended March 31, 2013, the Company recorded a pre-tax restructuring reversal of $0.2 million in the Human Health and Environmental Health segments due to lower than expected costs associated with remaining severance payments. As part of the Q3 2012 Plan, the Company reduced headcount by 66 employees. All employees were notified of termination under the Q3 2012 Plan by September 30, 2012.

The following table summarizes the Q3 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$7,553
Change in estimates	(248)
Amounts paid and foreign currency translation	(1,460)
Balance at March 31, 2013	$5,845
The Company anticipates that the remaining severance payments of $5.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2015.
Q2 2012 Restructuring Plan
During the second quarter of fiscal year 2012, the Company’s management approved a plan to realign operations, research and development resources, and production resources as a result of recent acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, and during fiscal year 2012, the Company recognized a $7.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During the three months ended March 31, 2013, the Company recognized a restructuring charge of $1.1 million in the Human Health segment related to a workforce reduction from reorganization activities. The Company expects to recognize an additional $1.2 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits. Such benefits will be recognized ratably over the required service period. As part of the Q2 2012 Plan, the Company will reduce headcount by 205 employees. All employees were notified of termination under the Q2 2012 Plan by July 1, 2012.

The following table summarizes the Q2 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$4,586
Provision	1,074
Amounts paid and foreign currency translation	(2,151)
Balance at March 31, 2013	$3,509
The Company anticipates that the remaining severance payments of $3.5 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.

Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, the Company’s management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, and during fiscal year 2012, the Company recognized a $5.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $1.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. The Company expects to recognize no additional incremental restructuring expense in future periods as all services were provided for one-time termination benefits in which the employee was required to render service until termination in order to receive the benefits. As part of the Q1 2012 Plan, the Company reduced headcount by 112 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q1 2012 Plan by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$1,281
Change in estimates	21
Amounts paid and foreign currency translation	(294)
Balance at March 31, 2013	$1,008
The Company anticipates that the remaining severance payments of $1.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013. The closure of the excess facility space will not require any additional payments.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2011 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and end markets that are more consistent with the Company’s growth strategy. During the three months ended March 31, 2013, the Company paid $0.8 million related to these plans and recorded a reversal of $0.3 million primarily related to lower than expected costs associated with workforce reductions within the Environmental Health segment. As of March 31, 2013, the Company had $9.9 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.
Contract Termination Charges
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded an additional pre-tax charge of $0.2 million and made payments for these obligations of $0.4 million in the first three months of fiscal year 2013. The remaining balance of these accruals as of March 31, 2013 was $0.4 million.

Note 5: Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Interest income	$(105)	$(210)
Interest expense	11,693	11,437
Other expense, net	452	1,603
Total interest and other expense, net	$12,040	$12,830

Note 6: Inventories, Net
Inventories as of March 31, 2013 and December 30, 2012 consisted of the following:

	March 31, 2013	December 30, 2012
	(In thousands)
Raw materials	$78,609	$74,924
Work in progress	12,769	12,768
Finished goods	168,384	159,996
Total inventories, net	$259,762	$247,688
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
At March 31, 2013, the Company had gross tax effected unrecognized tax benefits of $48.0 million, of which $43.7 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations. During the first three months of fiscal year 2013, the Company reversed $9.4 million of uncertain tax position reserves as a result of lapses in applicable statutes of limitations.
The Company believes that it is reasonably possible that $3.0 million of its uncertain tax positions at March 31, 2013, including accrued interest and penalties, and net of tax benefits, may be recognized over the next twelve months as a result of an aggregate $1.4 million lapse in applicable statutes of limitations and settlements of $1.6 million. Various tax years after 2005 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
As a result of the Caliper acquisition, the Company concluded in fiscal year 2011 that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company planned to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, the Company recorded an increase to the Company’s tax provision of $79.7 million in continuing operations in fiscal year 2011. The Company expects to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of March 31, 2013, the Company had remitted $284.2 million of the $350.0 million planned repatriation. The Company continues to maintain its indefinite reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings.

Note 8: Debt
Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of March 31, 2013, undrawn letters of credit in the aggregate amount of $12.3 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of March 31, 2013, the Company had $351.7 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of March 31, 2013 was 130 basis points. The weighted average Eurocurrency interest rate as of March 31, 2013 was 0.20%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.50%, which is the interest applicable to borrowings outstanding under the Eurocurrency rate as of March 31, 2013. At March 31, 2013 and December 30, 2012, the Company had $336.0 million and $258.0 million, respectively, of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility with interest based primarily on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the Company's credit agreement for its previous facility. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade.
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

Financing Lease Obligations. In September 2012, the Company entered into agreements with the lessors of buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in the Company being considered the owner of the buildings during the construction period. At the end of the construction period, the Company will not be reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases will qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has capitalized $9.1 million of the expected $15.0 million in additional construction costs to complete the renovations to the buildings, which were partially funded by the lessors. At March 31, 2013, the Company had $38.0 million recorded for these financing lease obligations, of which $1.9 million was recorded as short-term debt and $36.1 million was recorded as long-term debt. At December 30, 2012, the Company had $34.6 million recorded for these financing lease obligations, of which $1.7 million was recorded as short-term debt and $32.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
Other Short-term Obligations. At March 31, 2013, the Company had $5.4 million of borrowings under other short-term obligation arrangements, which were settled during the second quarter of fiscal year 2013. At December 30, 2012, the Company had $0.1 million of borrowings under other short-term obligation arrangements.

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

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Number of common shares—basic	113,454	113,097
Effect of dilutive securities:
Stock options	1,050	827
Restricted stock awards	212	195
Number of common shares—diluted	114,716	114,119
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	479	1,506
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The Company’s management reviews the results of the Company’s operations by the Human Health and Environmental Health operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2012 Form 10-K.

The Company realigned its organization at the beginning of fiscal year 2013. The Company's field service for products previously sold by its former Bio-discovery business, as well as its Informatics business, was moved from the Environmental Health segment into the Human Health segment. The results reported for this quarter reflect this new alignment of the Company's operating segments. Financial information in this report relating to the first quarter of fiscal year 2012 has been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of these two operating segments are:

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

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the expense related to the mark-to-market adjustment on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.
Revenue and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Human Health
Product revenue	$219,073	$219,783
Service revenue	62,256	60,995
Total revenue	281,329	280,778
Operating income from continuing operations	25,020	18,211
Environmental Health
Product revenue	127,546	137,411
Service revenue	96,503	92,701
Total revenue	224,049	230,112
Operating income from continuing operations	20,728	30,129
Corporate
Operating loss from continuing operations(1)	(9,847)	(11,958)
Continuing Operations
Product revenue	$346,619	$357,194
Service revenue	158,759	153,696
Total revenue	505,378	510,890
Operating income from continuing operations	35,901	36,382
Interest and other expense, net (see Note 5)	12,040	12,830
Income from continuing operations before income taxes	$23,861	$23,552
____________________________

(1)
The expenses related to the mark-to-market adjustment on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax gain of $0.05 million and a pre-tax loss of $1.2 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	March 31, 2013	December 30, 2012
	(In thousands)
Foreign currency translation adjustments	$54,024	$67,527
Unrecognized prior service costs, net of income taxes	2,087	2,087
Unrealized and realized losses on derivatives, net of income taxes	(2,593)	(2,892)
Unrealized net losses on securities, net of income taxes	(118)	(129)
Accumulated other comprehensive income	$53,400	$66,593
During the three months ended March 31, 2013, pre-tax losses of $0.5 million were reclassified from accumulated other comprehensive income into interest and other expense, net related to previously settled cash flow hedges. The Company recognized a tax provision of $0.2 million related to these amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2013.
Stock Repurchase Program:
On October 24, 2012, the Board authorized the Company to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the first three months of fiscal year 2013, the Company repurchased 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Repurchase Program. As of March 31, 2013, 2.4 million shares of the Company’s common stock remained available for repurchase from the 6.0 million shares authorized by the Board under the Repurchase Program.
The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the first three months of fiscal year 2013, the Company repurchased 112,302 shares of common stock for this purpose at an aggregate cost of $3.9 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in the first quarter of fiscal year 2013 and in each quarter of fiscal year 2012. At March 31, 2013, the Company has accrued $7.8 million for dividends declared on January 25, 2013 for the first quarter of fiscal year 2013, payable in May 2013. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 12: Stock Plans
In addition to the Company's Employee Stock Purchase Plan, the Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were cancelled or forfeited without the shares being issued, are authorized for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs.

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Cost of product and service revenue	$313	$276
Research and development expenses	216	176
Selling, general and administrative expenses	3,887	5,024
Total stock-based compensation expense	$4,416	$5,476
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.4 million and $1.9 million for the three months ended March 31, 2013 and April 1, 2012, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of both March 31, 2013 and April 1, 2012. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was zero and $1.1 million for the three months ended March 31, 2013 and April 1, 2012, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Risk-free interest rate	0.9%	0.6%
Expected dividend yield	0.8%	1.2%
Expected lives	5 years	4 years
Expected stock volatility	38.5%	38.7%
The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 30, 2012	4,266	$21.64
Granted	479	33.87
Exercised	(250)	21.84
Canceled	(7)	22.58
Forfeited	—	—
Outstanding at March 31, 2013	4,488	$22.94	4.0	$51.1
Exercisable at March 31, 2013	2,997	$20.73	3.0	$40.7
Vested and expected to vest in the future	4,427	$22.88	4.0	$50.6
The weighted-average per-share grant-date fair value of options granted for the three months ended March 31, 2013 was $10.90. The weighted-average per-share grant-date fair value of options granted for the three months ended April 1, 2012 was $7.32. The total intrinsic value of options exercised for the three months ended March 31, 2013 was $3.1 million. The total intrinsic value of options exercised for the three months ended April 1, 2012 was $4.3 million. Cash received from option exercises for the three months ended March 31, 2013 and April 1, 2012 was $5.5 million and $9.5 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.3 million for the three months ended March 31, 2013 and $1.2 million for the three months ended April 1, 2012.

There was $10.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of March 31, 2013. This cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 30, 2012	781	$24.71
Granted	269	34.06
Vested	(298)	23.13
Forfeited	(5)	24.24
Nonvested at March 31, 2013	747	$28.70
The weighted-average per-share grant-date fair value of restricted stock awards granted during the three months ended March 31, 2013 was $34.06. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three months ended April 1, 2012 was $25.83. The fair value of restricted stock awards vested for the three months ended March 31, 2013 was $6.9 million. The fair value of restricted stock awards vested for the three months ended April 1, 2012 was $2.9 million. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.1 million for the three months ended March 31, 2013 and $2.0 million for the three months ended April 1, 2012.
As of March 31, 2013, there was $15.9 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Performance Units: The Company granted 98,056 and 122,675 performance units during the three months ended March 31, 2013 and April 1, 2012, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the three months ended March 31, 2013 and April 1, 2012 was $34.06 and $26.18, respectively. The total compensation expense recognized related to these performance units was $1.0 million for the three months ended March 31, 2013 and $2.2 million for the three months ended April 1, 2012. As of March 31, 2013, there were 310,559 performance units outstanding and subject to forfeiture, with a corresponding liability of $4.6 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company did not grant any stock awards during the three months ended March 31, 2013. The Company granted 955 shares to a new non-employee member of the Board during the three months ended April 1, 2012. The weighted-average per-share grant-date fair value of the stock award granted during the three months ended April 1, 2012 was $26.18. No compensation expense was recognized related to stock awards in the three months ended March 31, 2013. The total compensation expense recognized related to stock awards was $0.03 million in the three months ended April 1, 2012.
Employee Stock Purchase Plan: During the three months ended March 31, 2013, the Company issued 45,762 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $30.15 per share. At March 31, 2013, an aggregate of 1.1 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
As discussed in Note 10, the Company realigned its organization at the beginning of fiscal year 2013, which resulted in a change in the composition of the Company's reporting units and reportable segments. The Company's field service for products previously sold by its former Bio-discovery business, as well as its Informatics business, was moved from the Environmental Health segment into the Human Health segment. The results reported for this quarter reflect this new alignment of the

Company's operating segments. Financial information in this report relating to fiscal year 2012 has been retrospectively adjusted to reflect the changes to the operating segments. As a result of the realignment, the Company reallocated goodwill from the Environmental Health segment to the Human Health segment based on the relative fair value, determined using the income approach, of the businesses within the historical Environmental Health segment. The change resulted in $215.7 million of goodwill being allocated from the Environmental Health segment to the Human Health segment as of December 30, 2012.
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 1, 2013, its annual impairment date for fiscal year 2013, and concluded based on the first step of the process that there was no goodwill impairment. The fair values of each of the Company's reporting units were substantially in excess of their carrying values.
The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. The long-term terminal growth rates for the Company’s reporting units ranged from 4.5% to 6.0% for the fiscal year 2013 impairment analysis. The range for the discount rates for the reporting units was 10.5% to 12.0%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2013, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2013.
The changes in the carrying amount of goodwill for the period ended March 31, 2013 from December 30, 2012 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 30, 2012	$1,632,487	$490,301	$2,122,788
Foreign currency translation	(7,562)	(3,823)	(11,385)
Acquisitions, earn outs and other	—	218	218
Balance at March 31, 2013	$1,624,925	$486,696	$2,111,621

Identifiable intangible asset balances at March 31, 2013 and December 30, 2012 by category were as follows:

	March 31, 2013	December 30, 2012
	(In thousands)
Patents	$107,840	$107,969
Less: Accumulated amortization	(90,483)	(89,954)
Net patents	17,357	18,015
Trade names and trademarks	37,615	37,694
Less: Accumulated amortization	(14,657)	(13,886)
Net trade names and trademarks	22,958	23,808
Licenses	76,562	80,607
Less: Accumulated amortization	(45,782)	(47,368)
Net licenses	30,780	33,239
Core technology	406,247	407,545
Less: Accumulated amortization	(256,453)	(248,510)
Net core technology	149,794	159,035
Customer relationships	327,098	327,637
Less: Accumulated amortization	(117,768)	(108,384)
Net customer relationships	209,330	219,253
IPR&D	7,395	7,463
Less: Accumulated amortization	(1,658)	(1,496)
Net IPR&D	5,737	5,967
Net amortizable intangible assets	435,956	459,317
Non-amortizing intangible assets:
Trade names and trademarks	70,584	70,584
Total	$506,540	$529,901
Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2013 and April 1, 2012 was $22.5 million and $23.4 million, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $66.7 million for the remainder of fiscal year 2013, $78.9 million for fiscal year 2014, $65.5 million for fiscal year 2015, $56.6 million for fiscal year 2016, and $45.5 million for fiscal year 2017.
During fiscal year 2012, the Company entered into a strategic agreement under which it acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During the fiscal year 2012, the Company paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. During the first three months of fiscal year 2013, the Company paid $12.9 million for prepaid royalties and has no further obligation to pay additional prepaid royalties. Royalties are expected to be expensed as revenue is recognized. These intangible assets are being amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company's Human Health segment from the execution date.

Note 14: Warranty Reserves
The Company provides warranty protection for certain products usually for a period of one year beyond the date of sale. The majority of costs associated with warranty obligations include the replacement of parts and the time for service personnel to respond to repair and replacement requests. A warranty reserve is recorded based upon historical results, supplemented by management’s expectations of future costs. Warranty reserves are included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets.

Warranty reserve activity for the three months ended March 31, 2013 and April 1, 2012 is summarized below:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Balance beginning of period	$11,003	$10,412
Provision charged to income	4,340	4,626
Payments	(4,824)	(4,847)
Adjustments to previously provided warranties, net	365	457
Foreign currency translation and acquisitions	(57)	101
Balance end of period	$10,827	$10,749
Note 15: Employee Postretirement Benefit Plans
The following table summarizes the components of net periodic benefit (credit) cost for the Company’s various defined benefit employee pension and postretirement plans for the three months ended March 31, 2013 and April 1, 2012:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(In thousands)
Service cost	$925	$980	$28	$28
Interest cost	5,315	5,815	36	37
Expected return on plan assets	(6,264)	(5,142)	(241)	(219)
Amortization of prior service costs	(67)	(60)	—	—
Net periodic benefit (credit) cost	$(91)	$1,593	$(177)	$(154)
During the first three months of fiscal year 2013, the Company made contributions of $37.0 million for the 2012 plan year to its defined benefit pension plan in the United States and contributions of $12.6 million in the aggregate to its defined benefit pension plans outside of the United States.

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

Principal hedged currencies include the British Pound, Canadian Dollar, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $77.4 million and $96.5 million at March 31, 2013 and April 1, 2012, respectively, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during both fiscal years 2013 and 2012.
In December 2012, the Company entered into forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of Euro 50.0 million, designated as cash flow hedges. In March 2013, the Company settled one Euro denominated forward foreign exchange contract with a notional amount of Euro 25.0 million. The fair value of the remaining outstanding currency derivative contract at March 31, 2013 was $0.9 million. The net unrealized gain for the remaining outstanding currency derivative is included in foreign currency translation adjustments within accumulated other comprehensive income. The derivative (losses) gains are amortized into interest and other expense, net when the hedged exposures affect interest and other expense, net. Such amounts were not material for the period ended March 31, 2013.
In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. As of March 31, 2013, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was a pre-tax loss of $2.6 million, net of taxes of $1.7 million. The Company amortized a pre-tax loss of $0.5 million into interest and other expense, net during each of the three months ended March 31, 2013 and April 1, 2012, respectively. The derivative losses are being amortized into interest and other expense, net when the hedged exposure affects interest and other expense, net.
Assuming current market conditions continue, a $2.0 million pre-tax loss is expected to be reclassified from accumulated other comprehensive income into interest and other expense, net within the next 12 months.

Note 17: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of March 31, 2013.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 31, 2013. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and December 30, 2012 classified in one of the three classifications described above:

	Fair Value Measurements at March 31, 2013 Using:
	Total Carrying Value at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,180	$1,180	$—	$—
Foreign exchange derivative assets	1,005	—	1,005	—
Foreign exchange derivative liabilities	(61)	—	(61)	—
Contingent consideration	(2,727)	—	—	(2,727)

	Fair Value Measurements at December, 30, 2012 Using:
	Total Carrying Value at December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,149	$1,149	$—	$—
Foreign exchange derivative assets	274	—	274	—
Foreign exchange derivative liabilities	(294)	—	(294)	—
Contingent consideration	(3,017)	—	—	(3,017)
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
The Company has classified its net liabilities for contingent consideration relating to its acquisitions of ID Biological Systems, Inc., Dexela Limited and Haoyuan within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of these acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2012 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $38.3 million as of March 31, 2013. As of March 31, 2013, the Company has recorded contingent consideration obligations relating to these acquisitions, with an estimated fair value of $2.7 million at March 31, 2013. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date.

A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Balance beginning of period	$(3,017)	$(20,298)
Amounts paid and foreign currency translation	64	—
Change in fair value (included within selling, general and administrative expenses)	226	(338)
Balance end of period	$(2,727)	$(20,636)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s senior unsecured revolving credit facility, with a $700.0 million available limit, had amounts outstanding of $336.0 million and $258.0 million as of March 31, 2013 and December 30, 2012, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2013. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company’s 2015 Notes, with a face value of $150.0 million, had an aggregate carrying value of $150.0 million and a fair value of $162.4 million as of March 31, 2013. The 2015 Notes had an aggregate carrying value of $150.0 million and a fair value of $165.4 million as of December 30, 2012. The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.2 million, net of $2.8 million of unamortized original issue discount, and a fair value of $561.9 million as of March 31, 2013. The 2021 Notes had an aggregate carrying value of $497.2 million, net of $2.8 million of unamortized original issue discount, and a fair value of $558.3 million as of December 30, 2012. The fair values of the 2015 Notes and the 2021 Notes are estimated using market quotes from brokers, or are based on current rates offered for similar debt. The Company's financing lease obligations had an aggregate carrying value of $38.0 million as of March 31, 2013 and approximated the fair value given the timing of the recognition of these obligations to the balance sheet date. As of March 31, 2013, the 2015 Notes, 2021 Notes and financing lease obligations were classified as Level 2.
As of March 31, 2013, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies
The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $6.5 million as of March 31, 2013, which represents management’s estimate of the total cost of the ultimate remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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
The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 31, 2013 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
We realigned our organization at the beginning of fiscal year 2013. Our field service for products previously sold by our former Bio-discovery business, as well as our Informatics business, were moved from our Environmental Health segment into our Human Health segment. The results reported for this quarter reflect this new alignment of our operating segments. Financial information in this report relating to the first quarter of 2012 has been retrospectively adjusted to reflect the changes in our operating segments. The principal products and services of our two operating segments are:

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

As a result of the realignment, the Company reallocated goodwill from the Environmental Health segment to the Human Health segment based on the relative fair value, determined using the income approach, of the businesses within the historical Environmental Health segment. The change resulted in $215.7 million of goodwill being allocated from the Environmental Health segment to the Human Health segment as of December 30, 2012.
Overview of the First Quarter of Fiscal Year 2013
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2013 and 2012 fiscal years include 52 weeks.
Our overall revenue in the first quarter of fiscal year 2013 decreased $5.5 million, or 1%, as compared to the first quarter of fiscal year 2012, reflecting a decrease of $6.1 million, or 3%, in our Environmental Health segment revenue, which was partially offset by an increase of $0.6 million, or 0.2%, in our Human Health segment revenue. The increase in our Human Health segment revenue during the three months ended March 31, 2013 was due to growth generated from both our screening and our medical imaging businesses within the diagnostics market, partially offset by declines in our in-vivo and radiometric detection businesses in the research market. The decrease in our Environmental Health segment revenue during the three months ended March 31, 2013 was due to decreased demand for our products primarily in the industrial market.

In our Human Health segment during the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012, we experienced growth in the diagnostics market as birth rates in the United States increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. We are encouraged by the progress we have made in the first quarter of fiscal year 2013 with our newly announced partnership with Verinata Health, Inc. and its verifi® non-invasive prenatal test. In our medical imaging business, we also had continued growth from our traditional diagnostic imaging offerings, as well as increased demand for our complementary metal-oxide-semiconductor imaging technology, including industrial non-destructive testing applications. In the research market we experienced declines in our in-vivo and radiometric detection businesses. These declines were a result of sequestration concerns in the United States, European austerity and weakening research markets in Asia, particularly in Japan, which all contributed to unexpected delays in orders late in the first quarter of fiscal year 2013. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During the first quarter of fiscal year 2013, we continued to grow our laboratory services business by the addition of new customers to our OneSource multivendor service offering. In the first quarter of fiscal year 2013, as compared to the first quarter of fiscal year 2012, we had decreased demand across most of our products in the environmental and safety and industrial markets, with the most notable decline in the European and Japanese industrial markets. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins decreased 92 basis points in the first quarter of fiscal year 2013, as compared to the first quarter of fiscal year 2012, due to decreased sales volume, pricing pressure, and unfavorable changes in product mix with a decline in sales of higher gross margin product offerings, which were slightly offset by productivity improvements. Our consolidated operating margins were flat in the first quarter of fiscal year 2013, as compared to the first quarter of fiscal year 2012, primarily as a result cost containment and productivity initiatives, offset by lower gross margins and increased costs related to growth and productivity investments.
We believe we are still well positioned to continue to take advantage of the spending trends in our end markets and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our breadth of end markets, deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a foundation for growth.

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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (our “2012 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended March 31, 2013 was $505.4 million, as compared to $510.9 million for the three months ended April 1, 2012, a decrease of $5.5 million, or 1%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.1% increase from acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Human Health segment revenue increased $0.6 million, or 0.2%, due to an increase in diagnostics market revenue of $7.3 million, partially offset by a decrease in research market revenue of $6.7 million. Our Environmental Health segment revenue decreased $6.1 million, or 3%, due to decreases in environmental and safety and industrial markets revenue of $10.0 million, partially offset by an increase in laboratory services market revenue of $3.9 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $1.9 million of revenue for the three months ended March 31, 2013 and $6.5 million for the three months ended April 1, 2012 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2013 was $280.5 million, as compared to $278.9 million for the three months ended April 1, 2012, an increase of $1.6 million, or 1%. As a percentage of revenue, cost of revenue increased to 55.5% for the three months ended March 31, 2013, from 54.6% for the three months ended April 1, 2012, resulting in a decrease in gross margin of 92 basis points to 44.5% for the three months ended March 31, 2013, from 45.4% for the three months ended April 1, 2012. Amortization of intangible assets decreased and was $12.9 million for the three months ended March 31, 2013, as compared to $13.0 million for the three months ended April 1, 2012. Stock-based compensation expense was $0.3 million for each of the three months ended March 31, 2013 and April 1, 2012. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.1 million for the three months ended March 31, 2013, as compared to $4.5 million for the three months ended April 1, 2012. In addition to the above, the overall decrease in gross margin was primarily the result of lower sales volume and changes in product mix with a decline in sales of higher gross margin product offerings, partially offset by productivity improvements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2013 were $151.5 million, as compared to $156.8 million for the three months ended April 1, 2012, a decrease of $5.4 million, or 3%. As a percentage of revenue, selling, general and administrative expenses decreased and were 30.0% for the three months ended March 31, 2013, as compared to 30.7% for the three months ended April 1, 2012. Amortization of intangible assets decreased and was $9.6 million for the three months ended March 31, 2013, as compared to $10.3 million for the three months ended April 1, 2012. Stock-based compensation expense decreased and was $3.9 million for the three months ended March 31, 2013, as compared to $5.0 million for the three months ended April 1, 2012. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions provided income of $0.01 million for the three months ended March 31, 2013, as compared to an expense of $0.8 million for the three months ended April 1, 2012. In addition to the above, the decrease in selling, general and administrative expenses was primarily the result of cost containment initiatives.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2013 were $34.2 million, as compared to $32.6 million for the three months ended April 1, 2012, an increase of $1.6 million, or 5%. As a percentage of revenue, research and development expenses increased and were 6.8% for the three months ended March 31, 2013, as compared to 6.4% for the three months ended April 1, 2012. Amortization of intangible assets was $0.1 million for each of the three months ended March 31, 2013 and April 1, 2012. Stock-based compensation expense was $0.2 million for each of the three months ended March 31, 2013 and April 1, 2012. We primarily directed research and development efforts during fiscal years 2013 and 2012 toward the diagnostics and research markets within our Human Health segment, and the environmental, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. The current portion of restructuring and contract termination charges, is recorded in accrued restructuring and contract termination charges, and the long-term portion of restructuring and contract termination charges, is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.
A description of the restructuring plans and the activity recorded for the three months ended March 31, 2013 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2012 Form 10-K.
The restructuring plan for the first quarter of fiscal year 2013 was principally intended to focus resources on higher growth end markets. The restructuring plan for the fourth quarter of fiscal year 2012 was principally intended to shift resources to higher growth geographic regions and end markets. The restructuring plan for the third quarter of fiscal year 2012 was principally intended to shift certain of our operations into a newly established shared service center. The restructuring plans for the first and second quarters of fiscal year 2012 were principally intended to realign operations, research and development resources, and production resources as a result of recent acquisitions. We expect the impact of future cost savings from these restructuring activities on operating results and cash flows will exceed $11.0 million on an annual basis beginning in fiscal year 2014, primarily as a decrease to cost of revenue and a decrease to selling, general and administrative expenses.

Q1 2013 Restructuring Plan
During the first quarter of fiscal year 2013, our management approved a plan to focus resources on higher growth end markets (the “Q1 2013 Plan”). As a result of the Q1 2013 Plan, we recognized a $2.3 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q1 2013 Plan, we reduced headcount by 62 employees. All employees were notified of termination under the Q1 2013 Plan by March 31, 2013.

The following table summarizes the Q1 2013 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Provision	$2,585
Amounts paid and foreign currency translation	(857)
Balance at March 31, 2013	$1,728

We anticipate that the remaining severance payments of $1.7 million for workforce reductions will be completed by the end of the fourth quarter of 2014.
Q4 2012 Restructuring Plan
During the fourth quarter of fiscal year 2012, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2012 Plan”). As a result of the Q4 2012 Plan, and during fiscal year 2012, we recognized a $0.6 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $2.4 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q4 2012 Plan, we reduced headcount by 54 employees. All employees were notified of termination under the Q4 2012 Plan by December 30, 2012.

The following table summarizes the Q4 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$2,682
Amounts paid and foreign currency translation	(1,419)
Balance at March 31, 2013	$1,263

We anticipate that the remaining severance payments of $1.3 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.
Q3 2012 Restructuring Plan
During the third quarter of fiscal year 2012, our management approved a plan to shift certain of our operations into a newly established shared service center (the “Q3 2012 Plan”). As a result of the Q3 2012 Plan, and during fiscal year 2012, we recognized $3.9 million pre-tax restructuring charges in each of the Human Health and Environmental Health segments related to a workforce reduction from reorganization activities. During the three months ended March 31, 2013, we recorded a pre-tax restructuring reversal of $0.2 million in the Human Health and Environmental Health segments due to lower than expected costs associated with remaining severance payments. As part of the Q3 2012 Plan, we reduced headcount by 66 employees. All employees were notified of termination under the Q3 2012 Plan by September 30, 2012.

The following table summarizes the Q3 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$7,553
Change in estimates	(248)
Amounts paid and foreign currency translation	(1,460)
Balance at March 31, 2013	$5,845
We anticipate that the remaining severance payments of $5.8 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2015.
Q2 2012 Restructuring Plan
During the second quarter of fiscal year 2012, our management approved a plan to realign operations, research and development resources, and production resources as a result of recent acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, and during fiscal year 2012, we recognized a $7.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During the three months ended March 31, 2013, we recognized a restructuring charge of $1.1 million in the Human Health segment related to a workforce reduction from reorganization activities. We expect to recognize an additional $1.2 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits. Such benefits will be recognized ratably over the required service period. As part of the Q2 2012 Plan, we will reduce headcount by 205 employees. All employees were notified of termination under the Q2 2012 Plan by July 1, 2012.

The following table summarizes the Q2 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$4,586
Provision	1,074
Amounts paid and foreign currency translation	(2,151)
Balance at March 31, 2013	$3,509
We anticipate that the remaining severance payments of $3.5 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014.
Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, our management approved a plan to realign operations and production resources as a result of recent acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, and during fiscal year 2012, we recognized a $5.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $1.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. We expect to recognize no additional incremental restructuring expense in future periods as all services were provided for one-time termination benefits in which the employee was required to render service until termination in order to receive the benefits. As part of the Q1 2012 Plan, we reduced headcount by 112 employees. All employees were notified of termination and we completed all actions related to the closure of excess facility space under the Q1 2012 Plan by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity for the three months ended March 31, 2013:

Severance
(In thousands)
Balance at December 30, 2012	$1,281
Change in estimates	21
Amounts paid and foreign currency translation	(294)
Balance at March 31, 2013	$1,008
We anticipate that the remaining severance payments of $1.0 million for workforce reductions will be completed by the end of the fourth quarter of fiscal year 2013. The closure of the excess facility space will not require any additional payments.
Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2011 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and end markets that are more consistent with our growth strategy. During the three months ended March 31, 2013, we paid $0.8 million related to these plans and recorded a reversal of $0.3 million primarily related to lower than expected costs associated with workforce reductions within the Environmental Health segment. As of March 31, 2013, we had $9.9 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.
Contract Termination Charges
We have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded an additional pre-tax charge of $0.2 million and made payments for these obligations of $0.4 million in the first three months of fiscal year 2013. The remaining balance of these accruals as of March 31, 2013 was $0.4 million.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Interest income	$(105)	$(210)
Interest expense	11,693	11,437
Other expense, net	452	1,603
Total interest and other expense, net	$12,040	$12,830
Interest and other expense, net, for the three months ended March 31, 2013 was an expense of $12.0 million, as compared to an expense of $12.8 million for the three months ended April 1, 2012, a decrease of $0.8 million. The decrease in interest and other expense, net, for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, was primarily due to the decrease in other expense, net related to foreign currency transaction expenses, which was partially offset by the increase in interest expense related to our financing lease obligations. Interest income decreased by $0.1 million for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, primarily due to lower cash balances. Interest expense increased by $0.3 million for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, primarily due to increases in our financing lease obligations. Other expense, net, for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, decreased by $1.2 million, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
(Benefit from) Provision for Income Taxes
For the three months ended March 31, 2013, the provision for income taxes from continuing operations was a benefit of $8.4 million, as compared to a provision of $1.5 million for the three months ended April 1, 2012.
The effective tax rate from continuing operations was a benefit of 35.3% for the three months ended March 31, 2013, as compared to a provision of 6.3% for the three months ended April 1, 2012. The lower effective tax rate in fiscal year 2013 as compared to fiscal year 2012 was primarily due to the $9.4 million reversal of uncertain tax position reserves as a result of lapses in applicable statutes of limitations during the first three months of fiscal year 2013.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 30, 2012.
We recorded the following gains and losses, which have been reported as (loss) gain on disposition of discontinued operations:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Gain on disposition of Photoflash business	$124	$507
(Loss) gain on disposition of other discontinued operations	(216)	28
(Loss) gain on disposition of discontinued operations before income taxes	$(92)	$535
In June 2010, we sold the Photoflash business, which was included in the Environmental Health segment, for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. During the three months ended March 31, 2013, we recognized a pre-tax gain of $0.1 million for contingent consideration related to this sale. During the three months ended April 1, 2012, we recognized a pre-tax gain of $0.5 million for contingent consideration related to this sale. These gains were recognized as a gain on disposition of discontinued operations.

During the first three months of both fiscal years 2013 and 2012, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax loss of $0.2 million in the first three months of fiscal year 2013. This loss was recognized as a loss on disposition of discontinued operations.
We recorded a tax benefit of $0.02 million and a tax provision of $0.04 million on disposition of discontinued operations for the three months ended March 31, 2013 and April 1, 2012, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $6.5 million as of March 31, 2013, which represents our management’s estimate of the total cost of the ultimate remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
Various tax years after 2005 remain open to examination by certain tax jurisdictions in which we have significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 31, 2013 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended March 31, 2013 was $281.3 million, as compared to $280.8 million for the three months ended April 1, 2012, an increase of $0.6 million, or 0.2%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.2% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in diagnostics market revenue of $7.3 million, partially offset by a decrease in research market revenue of $6.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $1.9 million of revenue in our Human Health segment for the three months ended March 31, 2013 and $6.5 million for the three months ended April 1, 2012 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment revenue during the three months ended March 31, 2013 was due to growth in the diagnostics market as birth rates in the United States increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. We are encouraged by the progress we have made in the first quarter of fiscal year 2013 with our newly announced partnership with Verinata Health, Inc. and its verifi® non-invasive prenatal test. In our medical imaging business, we also had continued growth from our traditional diagnostic imaging offerings, as well as increased demand for our complementary metal-oxide-semiconductor imaging technology, including industrial non-destructive testing applications. These increases were partially offset by declines in our in-vivo and radiometric detection businesses within the research market. These declines were a result of sequestration concerns in the United States, European austerity and weakening research markets in Asia, particularly in Japan, which all contributed to unexpected delays in orders late in the first quarter of fiscal year 2013.
Operating income from continuing operations for the three months ended March 31, 2013 was $25.0 million, as compared to $18.2 million for the three months ended April 1, 2012, an increase of $6.8 million, or 37%. Amortization of intangible assets decreased and was $20.0 million for the three months ended March 31, 2013, as compared to $20.8 million for the three months ended April 1, 2012. Restructuring and contract termination charges, net, were $3.2 million for the three months ended March 31, 2013, as compared to $4.9 million for the three months ended April 1, 2012. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions provided income of $0.1 million for the three months ended March 31, 2013, as compared to an expense of $0.8 million for the three months ended April 1, 2012. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.1 million for the three months ended March 31, 2013, as compared to $4.5 million for the three months ended April 1, 2012. In addition to the above, increased sales volume in the diagnostics market and cost containment initiatives increased operating income for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, which was partially offset by lower sales volume in the research market and costs related to growth and productivity investments.
Environmental Health
Revenue for the three months ended March 31, 2013 was $224.0 million, as compared to $230.1 million for the three months ended April 1, 2012, a decrease of $6.1 million, or 3%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in revenue in our Environmental Health segment reflects decreases in environmental and safety and industrial markets revenue of $10.0 million, partially offset by an increase in laboratory services market revenue of $3.9 million. The decrease in our Environmental Health segment revenue during the three months ended March 31, 2013 was due primarily to decreased demand across most of our products in the environmental and safety and industrial markets, with the most notable decline in the European and Japanese industrial markets. These decreases were partially offset by the addition of new customers to our OneSource multivendor service offering within the laboratory services market.

Operating income from continuing operations for the three months ended March 31, 2013 was $20.7 million, as compared to $30.1 million for the three months ended April 1, 2012, a decrease of $9.4 million, or 31%. Amortization of intangible assets decreased and was $2.5 million for the three months ended March 31, 2013, as compared to $2.6 million for the three months ended April 1, 2012. Restructuring and contract termination charges, net, were $0.1 million for the three months ended March 31, 2013, as compared to $1.2 million for the three months ended April 1, 2012. Acquisition related costs for contingent consideration and other acquisition costs related to certain acquisitions was an expense of $0.1 million for both of the three months ended March 31, 2013 and April 1, 2012. In addition to the above, decreased sales volume, pricing pressure, and unfavorable changes in product mix with a decline in sales of higher gross margin product offerings decreased operating income for the three months ended March 31, 2013, as compared to the three months ended April 1, 2012, which was partially offset by and cost containment initiatives.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans.
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
At March 31, 2013, we had cash and cash equivalents of $125.9 million and a senior unsecured revolving credit facility with $351.7 million available for additional borrowing under the facility.
Most of our cash is denominated in foreign currencies. We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the Caliper acquisition, we concluded in fiscal year 2011 that certain foreign operations did not require the same level of capital as previously expected, and therefore we planned to repatriate approximately $350.0 million of previously unremitted earnings and have provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, we recorded an increase to our tax provision of $79.7 million in continuing operations during the fourth quarter of fiscal year 2011. We expect to utilize tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of March 31, 2013, we had remitted $284.2 million of the $350.0 million planned repatriation and expect to remit the remainder of the planned repatriation amount by the end of fiscal year 2013. We expect accumulated non-U.S. cash balances will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first three months of fiscal year 2013, we repurchased 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Repurchase Program. As of March 31, 2013, 2.4 million shares of our common stock remained available for repurchase from the 6.0 million shares authorized by our Board under the Repurchase Program.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first three months of fiscal year 2013, we repurchased 112,302 shares of common stock for this purpose at an aggregate cost of $3.9 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the first three months of fiscal year 2013, we made a contribution of $37.0 million for the 2012 plan year to our defined benefit pension plan in the United States. With respect to plans outside of the United States, we expect to contribute approximately $22.0 million in the aggregate during fiscal year 2013, of which we contributed $12.6 million to these plans during the first three months of fiscal year 2013. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
During the third quarter of fiscal year 2012, we entered into a strategic agreement under which we acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, we paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. For the three months ended March 31, 2013, we paid $12.9 million for prepaid royalties and have no further obligation to pay additional prepaid royalties. Royalties are expected to be expensed as revenue is recognized.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $11.1 million for the three months ended March 31, 2013, as compared to net cash provided by continuing operations of $15.3 million for the three months ended April 1, 2012, a decrease of $4.1 million. The cash provided by operating activities for the three months ended March 31, 2013 was principally a result of income from continuing operations of $32.3 million, depreciation and amortization of $30.6 million, a net increase in working capital of $29.0 million, stock-based compensation expense of $4.4 million and restructuring and contract termination charges, net, of $3.3 million. Contributing to the net increase in working capital for the three months ended March 31, 2013, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts receivable of $40.2 million and an increase in accounts payable of $4.9 million, partially offset by an increase in inventory of $16.2 million. The decrease in accounts receivable was a result of lower sales volume and strong performance in accounts receivable collections during the first three months of fiscal year 2013. The increase in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2013. The increase in inventory overall was primarily a result of lower sales volume and the realignment of operations, research and development resources, and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $88.4 million for the three months ended March 31, 2013, and primarily related to the timing of payments for tax, pension contributions, royalties, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $10.4 million for the three months ended March 31, 2013, as compared to net cash used in the investing activities of our continuing operations of $5.2 million for the three months ended April 1, 2012, an increase of $5.2 million. Capital expenditures for the three months ended March 31, 2013 were $11.8 million, primarily for manufacturing equipment and other capital equipment purchases, which includes $3.5 million of capital improvements to leased buildings that have been funded by the lessor, as described below in our financing lease obligations. For the three months ended March 31, 2013, we received $1.4 million of net cash for acquisitions and investments.

Financing Activities. Net cash used in the financing activities of our continuing operations was $42.6 million for the three months ended March 31, 2013, as compared to net cash used in financing activities of our continuing operations of $10.2 million for the three months ended April 1, 2012, an increase of $32.4 million. For the three months ended March 31, 2013, we repurchased 3.7 million shares of our common stock, including 112,302 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $126.9 million, including commissions. This compares to repurchases of 0.1 million shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the three months ended April 1, 2012, for a total cost of $1.6 million, including commissions. This use of cash was offset by proceeds from common stock option exercises of $5.5 million for the three months ended March 31, 2013. This compares to the proceeds from common stock option exercises of $10.6 million, including $1.1 million for the related excess tax benefit, for the three months ended April 1, 2012. During the three months ended March 31, 2013, debt borrowings from our senior unsecured revolving credit facility totaled $213.0 million, which was partially offset by debt reductions of $135.0 million. This compares to debt borrowings from our senior unsecured revolving credit facility of $111.0 million, which was offset by debt reductions of $122.0 million during the three months ended April 1, 2012. We paid $8.1 million and $7.9 million in dividends during the three months ended March 31, 2013 and April 1, 2012, respectively. In addition, we received $0.8 million for settlement of forward foreign exchange contracts for the three months ended March 31, 2013. We also had $5.4 million of borrowings under other short-term obligation arrangements during the three months ended March 31, 2013, as well as recorded $3.5 million of financing related to capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of December 16, 2016. As of March 31, 2013, undrawn letters of credit in the aggregate amount of $12.3 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of March 31, 2013, we had $351.7 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of March 31, 2013 was 130 basis points. The weighted average Eurocurrency interest rate as of March 31, 2013 was 0.20%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.50%, which is the interest applicable to borrowings outstanding under the Eurocurrency rate as of March 31, 2013. At March 31, 2013 and December 30, 2012, we had $336.0 million and $258.0 million, respectively, of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility with interest based primarily on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the credit agreement for our previous facility. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of March 31, 2013.
6% Senior Unsecured Notes due 2015. On May 30, 2008, we issued $150.0 million aggregate principal amount of senior unsecured notes due 2015 (the "2015 Notes") in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes mature in May 2015 and bear interest at an annual rate of 6%. Interest on the 2015 Notes is payable semi-annually on May 30th and November 30th each year. We may redeem some or all of the 2015 Notes at any time, at our option, at a make-whole redemption price plus accrued and unpaid interest. The indenture governing the 2015 Notes includes financial covenants of debt-to-capital ratios and a contingent multiple of total debt to earnings ratio, applicable only if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of March 31, 2013.
5% Senior Unsecured Notes due 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due 2021 (the "2021 Notes") in a registered public offering and received approximately $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of March 31, 2013.
Financing Lease Obligations. In September 2012, we entered into agreements with the lessors of buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in us being considered the owner of the buildings during the construction period. At the end of the construction period, we will not be reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases will qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have capitalized $9.1 million of the expected $15.0 million in additional construction costs to complete the renovations to the buildings, which were partially funded by the lessors. At March 31, 2013, we had $38.0 million recorded for these financing lease obligations, of which $1.9 million was recorded as short-term debt and $36.1 million was recorded as long-term debt. At December 30, 2012, we had $34.6 million recorded for these financing lease obligations, of which $1.7 million was recorded as short-term debt and $32.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
Other Short-term Obligations. At March 31, 2013, we had $5.4 million of borrowings under other short-term obligation arrangements, which were settled during the second quarter of fiscal year 2013. At December 30, 2012, we had $0.1 million of borrowings under other short-term obligation arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in the first quarter of fiscal year 2013 and in each quarter of fiscal year 2012. At March 31, 2013, we have accrued $7.8 million for dividends declared on January 25, 2013 for the first quarter of fiscal year 2013, payable in May 2013. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted Accounting Pronouncements
During the first quarter of fiscal year 2013 we adopted new guidance on additional disclosure requirements of other comprehensive (loss) income. This new guidance requires the presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements or as a separate disclosure in the notes of the financial statements. The reclassifications out of accumulated other comprehensive income and into net income were not material for the three months ended March 31, 2013. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional details.

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
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2012 Form 10-K.
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
Principal hedged currencies include the British Pound, Canadian Dollar, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $77.4 million and $96.5 million at March 31, 2013 and April 1, 2012, respectively, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during both fiscal years 2013 and 2012.
In December 2012, we entered into forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of Euro 50.0 million, designated as cash flow hedges. In March 2013, we settled one Euro denominated forward foreign exchange contract with a notional amount of Euro 25.0 million. The fair value of the remaining outstanding currency derivative contract at March 31, 2013 was $0.9 million. The net unrealized gain for the remaining outstanding currency derivative is included in foreign currency translation adjustments within accumulated other comprehensive income. The derivative (losses) gains are amortized into interest and other expense, net when the hedged exposures affect interest and other expense, net. Such amounts were not material for the period ended March 31, 2013.
Foreign Currency Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2012 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. As of March 31, 2013, the balance remaining in accumulated other comprehensive income related to the effective cash flow hedges was a pre-tax loss of $2.6 million, net of taxes of $1.7 million. We amortized a pre-tax loss of $0.5 million into interest and other expense, net during each of the three months ended March 31, 2013 and April 1, 2012, respectively. The derivative losses are being amortized into interest and other expense, net when the hedged exposure affects interest and other expense, net.
Interest Rate Risk—Sensitivity. Our 2012 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2012 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2013. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 31, 2013 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	changes in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our revenue represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	our ability to execute ongoing productivity initiatives,

•	changes in the volume or timing of product orders,

•	fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans, and

•	changes in assumptions used to determine contingent consideration in acquisitions.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the quarter ended March 31, 2013. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
As of March 31, 2013, our total assets included $2.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 25, 2013, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2013 that will be payable in May 2013. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2012—February 3, 2013	—	$—	—	6,000,000
February 4, 2013—March 3, 2013	3,112,167	$34.12	3,000,000	3,000,000
March 4, 2013—March 31, 2013	600,135	$34.33	600,000	2,400,000
Activity for quarter ended March 31, 2013	3,712,302	$34.15	3,600,000	2,400,000
 ____________________

(1)
On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2013, we repurchased 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Repurchase Program. As of March 31, 2013, 2.4 million shares of our common stock remained available for repurchase from the 6.0 million shares authorized by our Board under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2013, we repurchased 112,302 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and April 1, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and April 1, 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 30, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and April 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 6, 2013	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 6, 2013	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and April 1, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and April 1, 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 30, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and April 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.