Form 10-K
period 2013-12-29
PERKINELMER INC
filed 2014-02-25
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 28, 2013, was $3,604,263,522 based upon the last reported sale of $32.50 per share of common stock on June 28, 2013.
As of February 20, 2014, there were outstanding 112,851,324 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and their environment.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of December 29, 2013, we employed approximately 7,600 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.

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

Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:

Strategic Business Re-Alignment:
We realigned our organization at the beginning of fiscal year 2013, to allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our Informatics business, as well as our field service on products previously sold by our former Bio-discovery business, were moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of our operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments.

Acquisitions in fiscal year 2013:
We completed the acquisition of four businesses for total consideration of $11.4 million, in cash. As of the closing dates, we potentially had to pay additional contingent consideration for the four acquired businesses of up to $2.2 million, which at closing had an estimated fair value of $1.1 million. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We reported the operations for these acquisitions within the results of our operations from the acquisition dates.

Restructuring:
During fiscal year 2013, we recorded a $23.7 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space, and recognized a $12.0 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. Our management approved these plans principally to shift certain of our research and development resources into a newly opened Center for Innovation, to shift certain of our operations into a newly established shared service center, to realign operations, research and development resources and production resources as a result of previous acquisitions and to focus resources on higher growth end markets. We also recorded a pre-tax restructuring reversal of $1.5 million primarily related to lower than expected costs primarily related to workforce reductions within our Human Health segment, as well as a reversal of $1.0 million primarily related to lower than expected costs associated with workforce reductions within our Environmental Health segment. During fiscal year 2013, we recorded a pre-tax charge of $0.7 million primarily as a result of terminating various contractual commitments in connection with certain disposal activities in our Environmental Health segment. The pre-tax restructuring activity associated with these plans has been reported as restructuring and contract termination charges and is included as a component of operating expenses from continuing operations. We expect the impact of future cost savings on operating results and cash flows from restructuring activities executed in fiscal year 2013 will exceed $9.0 million annually beginning in fiscal year 2015, primarily as decreases to cost of revenue, selling, general and administrative expenses, and research and development expenses.

As part of our ongoing business strategy, we also took the following actions:

Redemption of 6% Senior Unsecured Notes Due in 2015:
In December 2013, we redeemed all of our 6% senior unsecured notes due in 2015 (the “2015 Notes”) for a redemption price that included the outstanding principal amount of $150.0 million and a prepayment premium of $11.1 million, which is included in other expense, net. The transaction also resulted in the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and the write-off of $0.2 million for the remaining deferred debt issuance costs. Both of these amounts are included in interest expense.

Share Repurchase Program:
On October 24, 2012, our Board of Directors (our "Board") authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2013, we repurchased approximately 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Repurchase Program. As of December 29, 2013, approximately 2.4 million shares authorized by our Board under the Repurchase Program remained available for repurchase.

Business Segments and Products
We report our business in two segments: Human Health and Environmental Health. We performed our annual impairment testing on January 1, 2013, the annual impairment date for our reporting units, and based on the first step of the impairment process (the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value), we concluded that there was no goodwill impairment.

We realigned our organization at the beginning of fiscal year 2013, to allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our Informatics business, as well as our field service on products previously sold by our former Bio-discovery business, were moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of our operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments.

Human Health Segment
Our Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, we serve both the diagnostics and research markets. Our Human Health segment generated revenue of $1,209.8 million in fiscal year 2013.

Diagnostics Market:
We provide early detection for genetic disorders from pre-conception to early childhood, as well as digital x-ray flat panel detectors and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their newborns. Our instruments, reagents and software test and screen for disorders and diseases, including Down syndrome, infertility and various metabolic conditions. Our digital x-ray flat panel detectors are used within x-ray imaging systems to allow physicians to make fast and accurate diagnoses of conditions ranging from broken bones to reduced blood flow in vascular systems. In addition, our digital x-ray flat panel detectors are used within oncology radiation therapy systems to support more accurate tumor treatment.

Research Market:
In the research market, we provide a broad suite of solutions including reagents, liquid handling and detection and imaging technologies that enable researchers to improve the drug discovery process. These products, solutions and services enable pharmaceutical companies to create better therapeutics by helping to bring products to market faster and more efficiently. Our research portfolio includes a wide range of systems consisting of instrumentation for automation and detection solutions, in vitro and in vivo imaging and analysis hardware and software, plus a portfolio of consumable products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

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

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit, which is used to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•	The NeoBase™ Non-derivatized MS/MS kit, which analyzes newborn blood samples for measurement of amino acids and other metabolic analytes for specific diseases.

•	The GSP® Neonatal hTSH, T4 17µ-OHP, GALT IRT and BTD kits, which are used for screening congenital neonatal conditions from a drop of blood.

•	The Specimen Gate® informatics data management solution, which is designed specifically for newborn screening laboratories.

•
The First Trimester Screen|Fß™ screening protocol, which is used to provide a first trimester prenatal aneuploidy screening service by combining ultrasound measurement of the fluid accumulation behind the neck of the fetus with maternal serum markers. It is designed to assess patient-specific risk for fetal Down syndrome, trisomy 18 and trisomy 13.

•
Amorphous silicon digital x-ray flat panel detectors, which contain an enabling technology for digital x-ray imaging that replaces film and produces improved image resolution and diagnostic capability in applications such as radiography, cardiology, angiography and cancer treatments.

•
The prenatal BACs-on-Beads® ("BoBs®") in vitro diagnostic (“IVD”) assay for rapid prenatal testing of multiple genetic diseases and chromosomal abnormalities, which is the first IVD product from the BoBs® proprietary multiplexed bead-based technology product family.

•	ViaCord® Umbilical cord tissue stem cell banking services for the banking of stem cells harvested from umbilical cord tissue for potential therapeutic application.

•
Signature Precision Panel™ prenatal and newborn tests, which are used to rapidly screen for aneuploidies of chromosomes 13, 18, 21, X and Y, as well as 20 severe microdeletion/duplication syndromes during pregnancy. Our newborn testing and diagnostics service portfolio was also expanded to include a panel to screen for six Lysosomal Storage Disorders. The panel tests for Krabbe disease, Gaucher's disease, Niemann-Pick disease (Type A and Type B), Pompe disease, Fabry disease and MPS 1.

•	Oncology testing services utilizing OncoChip® microarray technology for early diagnoses of hematological malignancies.

•
The XRD™ family of amorphous silicon digital x-ray flat panel detectors, which provide imaging for medical applications such as radiation therapy and veterinary imaging as well as industrial imaging applications including pipeline inspection, manufacturing inspection, PCB inspection and 3D Cone Beam CT.

•	The Dexela® family of CMOS digital x-ray flat panel detectors, which provide imaging for mammography, dental, and industrial imaging applications such as PCB inspection and 3D Cone Beam CT.

Research:

•
Radiometric detection solutions, including over 1,100 NEN® radiochemicals, the Tri-carb® and MicroBeta2® families of liquid scintillation counters, which are used for beta, gamma and luminescence counting in microplate formats utilized in research, environmental and drug discovery applications.

•
The Opera® high content screening system and Operetta® high content imaging system, which are used to automate imaging and analysis for cell-based assays for drug discovery and basic cellular science research laboratories.

•
The Columbus™ image data storage and analysis system, which provides a single solution to the storage and analysis of high content data from any major high content screening system helping to visualize and analyze high content images via the Internet.

•
The UltraVIEW® VoX™ 3D live cell imaging system, which is a high-resolution, high speed, confocal imaging system that allows for the observation and measurement of cellular and molecular processes in real time. Volocity® 6.0 3D image analysis software allows scientists to understand intracellular and intercellular relationships for 3D data visualization, publication, restoration and analysis of images from a range of fluorescence microscopy and high content image systems.

•
The EnVision® Multilabel Plate Reader and EnSpire® Multimode Plate Reader, which are targeted towards a wide range of high-throughput screening applications, including those using AlphaLISA® and/or AlphaScreen® technology. The EnSpire reader has the option of Corning® Epic® label-free technology providing more physiologically relevant data for the identification of new therapeutic targets.

•
A wide range of homogeneous biochemical and cellular assay reagents, including LANCE® Ultra™ and Alpha Technology™ assay platforms, which are used for drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, antibodies and epigenetic modification enzymes.

•	A broad portfolio of recombinant GPCR and Ion Channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.

•
The AlphaLISA® research assays, including over 100 no-wash biomarker kits for both biotherapeutics and small molecule development in a variety of therapeutic areas including cancer, neurodegeneration and virology.

•	TSA™ Plus biotin kits, which can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•
In vivo imaging technologies for preclinical research, including the IVIS® Spectrum™ series and the FMT® series for 3D imaging, the IVIS® Lumina™ series for 2D imaging, and the Quantum FX microCT. These technologies are designed to provide for non-invasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals and are complemented by a broad portfolio of fluorescent and bioluminescent in vivo imaging reagents that can be useful for identifying, characterizing and quantifying a range of disease biomarkers and therapeutic efficacy in living animal models.

•
LapChip® for molecular diagnostics in clinical research laboratories, which uses microfluidic technology to perform reproducible, high-resolution, electrophoretic separations for analyzing multiplex polymerase chain reaction products for molecular biology applications.

•	Next-generation sequencing tools including LabChip® fractionation and separation systems, Sciclone®, Zephyr® and JANUS® automated liquid handling workstations and Geospiza® data analysis program.

•
A wide reagent portfolio including the HCA ImagAmp™ reagent kit for high content screening and cellular analysis applications, which is used in a variety of research areas including cell differentiation, cell toxicity, programmed cell death, drug discovery, protein expression and signaling pathway analysis.

•
An expanded epigenetic detection reagents portfolio specifically validated for drug discovery and life sciences research covering nine different histone marks, as well as p53, with more than 15 validated in vitro and cell-based assays to help researchers discover novel drug compounds directed against several epigenetic targets.

•	The Vectra® 2 automated slide imaging system, which is an integrated solution to advance the identification and validation of new drug targets to improve the assessment of drug response.

•	The Western Lighting ECL Pro™ non-radioactive light-emitting system, which detects proteins immobilized on a membrane in Western blots.

•
The cell::explorer® and plate::explorer® automated workstations, which allow integration of multiple laboratory instrumentation using a centralized robotic interface, allowing higher throughput and turnkey-application focused solutions.

•
Informatics platforms including Ensemble® for Chemistry™, Ensemble® for Biology™, Ensemble® for QA/QC, iLab™, ChemDraw®, ChemBioOffice® and Labworks® which are integrated suites that focus on the complex and varied needs of understanding and managing data for productivity and collaboration.

•
Licensing for the exclusive, worldwide rights to the TIBCO® Spotfire® software platform in certain scientific research and development markets through an exclusive strategic relationship with TIBCO Software, Inc.

•	Asset Genius™, an informatics-based business intelligence solution, which assists laboratories in deploying, utilizing and managing laboratory assets throughout their lifecycle.

•
An expanded portfolio of molecular infectious disease screening technologies for blood bank and clinical laboratory settings in China. The tools include a qualitative 3-in-1 assay for the detection of hepatitis B, hepatitis C and HIV, and assays for chlamydia trachomatis and neisseria gonorrhoeae.

New Products:
Significant new products introduced or acquired for Human Health applications in fiscal year 2013 include the following:

Diagnostics:

•	An expanded portfolio of medical x-ray detectors, including the Dexela® CMOS Cardiac detector, the XRpad™ cassette sized Radiography detector and the XRD™ combined Radiography & Fluoroscopy detector.

•	A novel PCR-based assay for quantification of trinucleotide repeats used to detect normal, intermediate, pre- and full mutations associated with Fragile X.

•
The EnLite™ Neonatal TREC™ System, a screening test for Severe Combined Immunodeficiency, which consists of EnLite™ Neonatal TREC™ reagent kits, the Victor EnLite™ instrument and EnLite™ Workstation software.

Research:

•	Geospiza GeneSifter® Analysis Edition, an integrated informatics platform for the visualization and analysis from sample to results of microarray and next-generation sequencing data.

•	Expanded assay kits utilizing AlphaLISA® technology in the area of metabolic research and for the development and safety testing of biotherapeutic drugs.

•	The IVIS® Lumina™ Series III which provides an expandable, sensitive imaging system for both fluorescent and bioluminescent preclinical in vivo imaging.

•	RediFect™ lentiviral tools to create stably transfected cells to monitor tumor growth, track primary or stem cells in vivo and various other applications using IVIS in vivo imaging systems.

•	HER2Sense™ preclinical imaging agent, supporting breast cancer discovery research, which is the first fluorescent, discovery research imaging agent to be based on a commercial therapeutic antibody.

•	BacteriSense™ 645 Targeted Fluorescent Imaging Agent, which is used to monitor infections of both gram-negative and gram-positive bacteria.

•	FolateRSense™ 680 Targeted Fluoresent Imaging Agent, which is used to closely monitor and quantitate tumor growth and metabolism

•	BombesinRSense™ 680 Targeted Fluorescent Imaging Agent, which is used to target and identify bombesin receptors expressed in many types of cancer.

•	VivoTag® 680XL Protein Labeling Kit, which helps to prepare fluorescently labeled antibodies, proteins or peptides for small animal in vivo imaging applications.

•
Lead Discovery™ powered by TIBCO® Spotfire®, which adds chemical intelligence to the TIBCO® Spotfire® business intelligence platform, enabling scientific professionals to derive new information from chemical structures relevant to experimental data.

•
Datalytix™, a tool enabling self-service import and manipulation of relevant data into the TIBCO® Spotfire® software from scientifically significant data sources such as compound registries, biological assay repositories, LIMS and other corporate information systems.

•	ChemDraw® and Chem3D® mobile apps for the iPad® device, new chemical structure drawing and visualization apps, available in multiple languages and featuring our Flick-to-Share™ technology.

Brand Names:
Our Human Health segment offers additional products under various brand names, including AlphaLISA®, AlphaScreen®, Asset Genius™, AutoDELFIA®, BACS-on-Beads®, BoBs®, cell::explorer®, Chem3D®, ChemBioOffice®, ChemDraw®, Columbus™, Datalytix™, Dexela® CMOS FPDs™, Elsevier's Reaxys®, EnLite™, Ensemble® for Biology™, Ensemble® for Chemistry™, Ensemble® for QA/QC, EnSpire®, EnVision®, Evolution™, FMT®, FragilEase™, Genoglyphix®, Geospiza®, GSP®, iLab™, inForm™, IVIS®, JANUS®, LabChip®, LABWORKS® EZ-Reader™, LANCE®, LifeCycle™, Living Image®, MultiPROBE®, NEN®, NTD Labs®, Nuance®, Oncoglyphix™, Opera®, Operetta®, Pannoramic™, plate::explorer®, Quantum™, Sciclone®, Search Genius™, Signature Genomics®, Signature Precision Panel™, Signature PrenatalChip®, SignatureChip®, Specimen Gate™, TIBCO® Spotfire®, Tri-Carb®, TRIO™, Twister®, UltraVIEW® VoX™, VariSpec™, Vectra®, ViaCord®, VICTOR™, ViewLux®, VivoTag®, Volocity®, Wizard®, XRD™, XRpad™ and Zephyr®.

Environmental Health Segment
Our Environmental Health segment provides products, services and solutions to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets. Our Environmental Health segment generated revenue of $956.5 million in fiscal year 2013.

Environmental Market:
For the environmental market, we develop and provide analytical technologies, solutions and services that enable our customers to understand the characterization and health of many aspects of our environment, including air, water, soil and food.

Our technologies are used to detect and help reduce the impact products and industrial processes may have on our environment. For example, we have solutions to help ensure compliance with regulatory standards that protect the purity of the world's water supply by detecting harmful substances, such as trace metal, organic, pesticide, chemical and radioactive contaminants.

We provide a variety of solutions that detect the presence of potentially dangerous materials, including adulterants in food such as melamine in milk, to enable our customers to protect their products against contaminants. Our solutions are also used to identify and prevent counterfeiting of medicine, toxic metals in toys and many other consumer products. Our methods and analyses are transferable throughout the supply chain so our customers are able to keep pace with industry standards as well as governmental regulations and certifications.

Industrial Market:
We provide analytical instrumentation for the industrial market which includes the chemical, petrochemical, lubricant, electronics, semiconductor and quality assurance industries.

Laboratory Services Market:
We have approximately 1,500 service personnel to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource® laboratory service business strategy is aligned with customers' needs to accelerate science as our service portfolio enables efficiency gains within their labs.

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

•
The Flexar™ series of liquid chromatography and mass spectrometry instruments, which are controlled by the Chromera® chromatography data system and incorporate an ergonomic industrial design to deliver a wide range of pressure and detector options to address the application needs of high pressure liquid chromatography laboratories. These systems are used to identify and quantify compounds for applications in the environmental, food, beverage, and pharmaceutical industries.

•
The AxION® 2 TOF MS platform, which helps companies deliver highly sensitive and accurate measurements to help ensure quality products and services to consumers across the environmental, food and pharmaceutical sectors and is used for the identification of unexpected compounds in samples, providing a high level of resolution and mass accuracy.

•
Our atomic spectroscopy family of instruments, including the AAnalyst™/PinAAcle® series of atomic absorption spectrometers, the Optima® family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers, which are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•
Our infrared spectroscopy family, including the Spectrum Two™ spectrometer, a compact and portable instrument which is used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications and the Frontier™ spectrometer, which is designed to provide high sensitivity and performance for safe drug development and for determining chemical and material properties in a variety of samples, including consumer products.

•	The LAMBDA™ UV/Vis series, which is used to measure liquids, solids, pastes and powder samples and for regulatory tests requiring variable bandwidths.

•
The DSC™ 8000 and 8500, which feature a second generation, power controlled double furnace designed to provide fast heating and cooling rates required to accurately understand how materials behave under different conditions.

•
The DMA™ 8000, a thermal analysis system, which is used by scientists in the polymers, composites, pharmaceutical and food and beverage industries for applications ranging from simple quality control to advanced research.

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

New Products:
New products introduced or acquired for Environmental Health applications in fiscal year 2013 include the following:

•	The DariyGuard™ Milk Powder Analyzer, an infrared spectrometer specifically developed for food suppliers and manufacturers to help ensure the safety and quality of milk powder in their supply chains.

•	The GC SNFR™ Olfactory Port accessory to our GC product line, which provides a complete aroma characterization solution that seamlessly integrates sensory evaluation with GC and GC/MS analytical data

•	TMA 4000, a thermomechanical analysis system enabling customers to measure expansion of small components.

•
The AxION® Direct Sample Analysis system, which is an innovative technology that reduces or eliminates sample preparation steps and eliminates the need for front-end gas or liquid chromatography separation for direct sample introduction to a mass spectrometer.

•	OneSource® Scientific IT Solutions, which is a series of informatics-based consulting, planning and management offerings to assist in laboratory productivity.

•	Supra-d™ QuEChERS™ Dispersive Solid Phase Extraction solution for sample preparation in pesticide residue analysis to test the safety of fruit and vegetables.

•
AxION® eDoor™, which is a multi-vendor, web-based open access software that is designed to help manage multiple locations, chemists, instrument types and applications and includes “walk up” sample introduction with results delivered via Web, email and PDA.

Brand Names:
Our Environmental Health segment offers additional products under various brand names, including AxION®, Chromera™, Clarus®, Flexar™, Frontier™, HyperDSC®, LAMBDA™, NexION®, OilExpress™, OilPrep™, OneSource®, Optima™, Spectrum™, Supra-clean®, Supra-d™, Supra-poly®, Ultraspray® and Ultratune®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of December 29, 2013, we employed approximately 3,600 sales and service representatives operating in approximately 35 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

Research and Development
Research and development expenditures were $133.0 million during fiscal year 2013, $132.6 million during fiscal year 2012, and $115.8 million during fiscal year 2011.

We have a broad product base, and we do not expect any single research and development project to have significant costs. We directed our research and development efforts in fiscal years 2013, 2012, and 2011 primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2014, and to continue to emphasize the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. During fiscal year 2013, we accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities, of which $4.6 million was recorded in the fourth quarter of fiscal year 2013. We have accrued $13.5 million as of December 29, 2013, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees
As of December 29, 2013, we employed approximately 7,600 employees in our continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 29, 2013, we estimate that we employed an aggregate of approximately 1,400 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Reporting Segments
We realigned our organization at the beginning of fiscal year 2013, to allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our Informatics business, as well as our field service on products previously sold by our former Bio-discovery business, were moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of our operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments.

We have included the expenses for our corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the activity related to the mark-to-market adjustment on postretirement benefit plans, as “Corporate” below. We have a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in our calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of our reporting segments.

The table below sets forth revenue and operating income (loss), excluding discontinued operations, by reporting segment for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
		(As adjusted)
	(In thousands)
Human Health
Product revenue	$957,022	$926,733	$761,665
Service revenue	252,734	247,909	216,227
Total revenue	1,209,756	1,174,642	977,892
Operating income from continuing operations(1)	146,100	59,196	89,725
Environmental Health
Product revenue	541,048	547,941	557,845
Service revenue	415,428	392,622	382,771
Total revenue	956,476	940,563	940,616
Operating income from continuing operations(1)	97,052	111,844	108,922
Corporate
Operating loss from continuing operations(2)	(25,710)	(72,497)	(107,519)
Continuing Operations
Product revenue	$1,498,070	$1,474,674	$1,319,510
Service revenue	668,162	640,531	598,998
Total revenue	2,166,232	2,115,205	1,918,508
Operating income from continuing operations	217,442	98,543	91,128
Interest and other expense, net	64,110	47,956	26,774
Income from continuing operations before income taxes	$153,332	$50,587	$64,354
____________________________

(1)
Pre-tax impairment charges have been included in the Human Health and Environmental Health operating income from continuing operations. We recognized a $6.7 million pre-tax impairment charge in the Human Health segment in fiscal year 2013. We recognized $73.4 million of pre-tax impairment charges in the Human Health segment and also recognized $0.7 million of pre-tax impairment charges in the Environmental Health segment in fiscal year 2012. We recognized a $3.0 million pre-tax impairment charge in the Human Health segment in fiscal year 2011.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted pre-tax income of $17.6 million in fiscal year 2013, a pre-tax loss of $31.8 million in fiscal year 2012, and a pre-tax loss of $67.9 million in fiscal year 2011.

Additional information relating to our reporting segments is as follows for the fiscal years ended:

	Depreciation and Amortization Expense			Capital Expenditures
	December 29, 2013	December 30, 2012	January 1, 2012	December 29, 2013	December 30, 2012	January 1, 2012
		(As adjusted)			(As adjusted)
	(In thousands)			(In thousands)
Human Health	$100,174	$101,336	$81,938	$20,910	$24,525	$16,570
Environmental Health	25,915	23,001	27,288	16,532	14,488	12,015
Corporate	2,382	2,528	1,695	1,549	3,395	2,007
Continuing operations	$128,471	$126,865	$110,921	$38,991	$42,408	$30,592

	Total Assets
	December 29, 2013	December 30, 2012	January 1, 2012
		(As adjusted)
	(In thousands)
Human Health	$2,698,640	$2,714,366	$2,674,243
Environmental Health	1,213,801	1,153,444	1,150,015
Corporate	34,271	33,952	31,181
Net current and long-term assets of discontinued operations	—	—	202
Total assets	$3,946,712	$3,901,762	$3,855,641

Financial Information About Geographic Areas
Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2013, we had $1,330.6 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2013, we derived approximately 48% of our international sales from our Human Health segment, and approximately 52% of our international sales from our Environmental Health segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Shanghai Haoyuan Biotech Co., Ltd. ("Haoyuan") in the fourth quarter of fiscal year 2012. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	changes in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our revenue represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	changes in healthcare or other reimbursement rates paid by government agencies and other third parties for certain of our products and services,

•	our ability to realize the benefit of ongoing productivity initiatives,

•	changes in the volume or timing of product orders,

•	fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans

•	changes in our assumptions underlying future funding of pension obligations, and

•	changes in assumptions used to determine contingent consideration in acquisitions.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2013. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our senior unsecured revolving credit facility and our 5% senior unsecured notes due in 2021 (the "2021 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, our 2021 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of December 29, 2013, our total assets included $2.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On October 24, 2013, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2013 that will be payable in February 2014. On January 24, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2014 that will be payable in May 2014. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 29, 2013, our continuing operations occupied 2,398,511 square feet in over 106 locations. We own 285,770 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 14 states and 35 foreign countries.

Facilities outside of the United States account for approximately 1,407,197 square feet of our owned and leased property, or approximately 59% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of December 29, 2013, the approximate square footage of real property owned and leased attributable to the continuing operations of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Human Health	272,789	1,001,924	1,274,713
Environmental Health	12,981	1,047,234	1,060,215
Corporate offices	—	63,583	63,583
Continuing operations	285,770	2,112,741	2,398,511

Item 3.	Legal Proceedings

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we breached our distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology, separately and together with the other defendants. We filed an answer and a counterclaim alleging that Enzo's patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo's patents that effectively limited the coverage of certain of those claims and, we believe, excluded certain of our products from the coverage of Enzo's patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo's appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo's case against us. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part our motion for summary judgment of non-infringement. On December 21, 2012, we filed a second motion for summary judgment on claims that were not addressed in the first motion, which the court also granted in part and denied in part. The case is expected to go to trial in March 2014.
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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 29, 2013 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 25, 2014. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chairman, Chief Executive Officer and President	58
Frank A. Wilson	Senior Vice President and Chief Financial Officer	55
Joel S. Goldberg	Senior Vice President, General Counsel and Secretary	45
Daniel R. Marshak	Senior Vice President and Chief Scientific Officer	56
John R. Letcher	Senior Vice President, Human Resources	52
James Corbett	Senior Vice President and President, Diagnostics / Life Sciences and Technology	51
Jon DiVincenzo	Senior Vice President and President, Environmental Health	48
Maurice H. Tenney	Senior Vice President and President, Global Operations and Customer Logistics	50
Andrew Okun	Vice President and Chief Accounting Officer	44

Robert F. Friel, 58. Mr. Friel was named our Chief Executive Officer in February 2008. Mr. Friel joined us in February 1999 as our Senior Vice President and Chief Financial Officer. In 2004, he was named Executive Vice President and Chief Financial Officer with responsibility for business development and information technology, in addition to his oversight of the finance function. In January 2006, he was named our Vice Chairman, President of Life and Analytical Sciences and elected to our Board. In July 2007, he was named President and Chief Operating Officer, effective August 1, 2007. From 1980 to 1999, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He holds a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is currently a director of CareFusion Corporation and Xylem Inc., and has served as a director of Fairchild Semiconductor Corp. and Millennium Pharmaceuticals, Inc. He also previously served on the national board of trustees for the March of Dimes Foundation.

Frank A. Wilson, 55. Mr. Wilson joined us in May 2009 and is our Senior Vice President and Chief Financial Officer. Prior to joining us in May 2009, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Before joining Danaher, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviations Systems. Prior to joining AlliedSignal Inc., he worked at PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 45. Mr. Goldberg joined us in July 2008 as our Senior Vice President, General Counsel and Secretary. Prior to joining us in July 2008, Mr. Goldberg served as Vice President, Chief Compliance Officer and Secretary for Millennium Pharmaceuticals, Inc. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Before joining Millennium, Mr. Goldberg was an associate at the law firm of Edwards & Angell, LLP, focusing on emerging companies, venture capital, securities and merger-related work. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Masters in Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

Daniel R. Marshak, 56. Dr. Marshak was appointed our Senior Vice President in April 2008, having joined us as our Chief Scientific Officer in May 2006. In addition to these responsibilities, in May 2010, Dr. Marshak was appointed President of our Emerging Diagnostics business. Dr. Marshak previously held the position of President, Greater China for us. Prior to joining us, Dr. Marshak was with Cambrex Corporation since 2000, most recently as Vice President and Chief Technology Officer for Biotechnology. Dr. Marshak also previously held the positions of Senior Vice President and Chief Scientific Officer for Osiris Therapeutics, Inc. and Senior Staff Investigator, Cold Spring Harbor Laboratory. Dr. Marshak received his Bachelor of Arts degree in biochemistry and molecular biology from Harvard University, and his doctorate in biochemistry and cell biology from The Rockefeller University. Dr. Marshak performed postdoctoral research in pharmacology at Vanderbilt University and the National Institute of Health. Dr. Marshak is the author of more than 100 scientific publications and an inventor on six United States patents.

John R. Letcher, 52. Mr. Letcher was appointed our Senior Vice President of Human Resources, in February 2010. He joined us in 1999 as our Vice President of Human Resources for the Optoelectronics business unit and, in 2003, was named Vice President of Human Resources for the Life and Analytical Sciences business unit. In 2008, Mr. Letcher was named our Vice President Human Resources for all of our business units. Previously, he served as Director of Human Resources of ABB Americas, Inc., the U.S. subsidiary of an international engineering company. Prior to that, Mr. Letcher held the positions of Business Controller in ABB Americas, Inc.’s US Power Generation Gas Turbine Power business; Vice President of Finance for General Ship Corporation and Senior Auditor for Arthur Andersen. Mr. Letcher holds a Bachelor of Science degree in accounting and information technology from Boston College.

James Corbett, 51. Mr. Corbett was appointed our Senior Vice President of Diagnostics / Life Sciences and Technology in May 2013. He joined us in November 2007 as President for the ViaCord business unit through the acquisition of ViaCell, Inc. Mr. Corbett also has served as Vice President and General Manager of the Americas for the Diagnostics business unit and has been President of our Diagnostics business unit since May 2010. Prior to joining us, he held positions in Abbott Laboratories, BioChem Immunosystems, CADx Systems, and iCad. Mr. Corbett holds a Bachelor of Science degree in business from the University of Massachusetts.

Jon DiVincenzo, 48. Mr. DiVincenzo was appointed Senior Vice President and President of our Environmental Health business in November 2013. Prior to joining us, Mr. DiVincenzo served as the President and Chief Executive Officer of Enzymatics, a provider of molecular biology reagents, in 2013. From 1994 through 2012, Mr. DiVincenzo worked at Millipore Corporation, where he last served as President of the bioscience division and also led the lab water business. Mr. DiVincenzo holds a Bachelor of Science degree in mechanical engineering from Northeastern University where he currently serves on the College of Engineering's Advisory Council. He is also a member of the Corporate Executive Board for Innovation and former member of the Board of Directors of the Analytical Life Sciences and Diagnostics Association.

Maurice (Dusty) H. Tenney, III, 50. Mr. Tenney was appointed our Senior Vice President and President, Global Operations and Customer Logistics in November 2013. He joined us in 2001 as Vice President of Global Operations for the Analytical Instruments business unit and, in 2004, was named President of our Laboratory Services business unit. In 2009 he was appointed President of our Environmental Health business unit (formerly known as our Analytical Sciences and Laboratory Services business unit). Prior to joining us, he held positions with Honeywell, Lockheed Martin and GE Aerospace. Mr. Tenney holds a Bachelor of Science degree in mechanical engineering from the University of Maryland and a Master of Science degree in mechanical engineering from the University of Vermont.

Andrew Okun, 44. Mr. Okun was appointed our Vice President and Chief Accounting Officer in April 2011. He joined us in 2001 as part of the controllership organization for the Optoelectronics business unit and over the next eight years Mr. Okun assumed positions of increasing responsibility in the areas of controllership and financial planning and analysis, including serving as Controller for the Optoelectronics business unit. In 2009, Mr. Okun was named our Vice President and Corporate Controller. Prior to joining us, he held positions with Honeywell, ultimately becoming the Site Controller for its Commercial Avionics business, and the position of Senior Tax Associate for Coopers & Lybrand. Mr. Okun holds a Bachelor of Arts degree in economics from the University of California at Santa Barbara, a Masters in Business Administration from the University of Virginia, and is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2013 and 2012.

	2013 Fiscal Quarters
	First	Second	Third	Fourth
High	$35.86	$34.95	$38.63	$41.18
Low	31.74	30.35	32.39	36.33

	2012 Fiscal Quarters
	First	Second	Third	Fourth
High	$27.85	$28.08	$30.36	$32.29
Low	20.37	24.82	23.88	27.84

As of February 20, 2014, we had approximately 4,750 holders of record of our common stock.

Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2013—October 27, 2013	115	37.23	—	2,400,000
October 28, 2013—November 24, 2013	398	37.53	—	2,400,000
November 25, 2013—December 29, 2013	5,016	38.49	—	2,400,000
Activity for quarter ended December 29, 2013	5,529	38.39	—	2,400,000
____________________________

(1)
On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2013, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of December 29, 2013, approximately 2.4 million shares authorized by our Board under the Repurchase Program remained available for repurchase. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2013, we repurchased 5,529 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends
During fiscal years 2013 and 2012, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2013 Fiscal Quarters				2013 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2012 Fiscal Quarters				2012 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

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

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from December 28, 2008 to December 29, 2013. Our Peer Group Index consists of Affymetrix, Inc., Agilent Technologies Inc., Life Technologies Corporation, Thermo Fisher Scientific Inc., and Waters Corporation.

Comparison of Five-Year Cumulative Total Return
PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

	28-Dec-08	03-Jan-10	02-Jan-11	01-Jan-12	30-Dec-12	29-Dec-13
PerkinElmer, Inc.	$100.00	$156.75	$199.13	$156.08	$244.77	$327.48
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100.00	$168.98	$201.24	$164.54	$208.80	$327.77

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 29, 2013. We derived the selected historical financial information for the balance sheets for the fiscal years ended December 29, 2013 and December 30, 2012 and the statement of operations for each of the fiscal years in the three-year period ended December 29, 2013 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended January 2, 2011 and January 3, 2010 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of January 1, 2012, January 2, 2011 and January 3, 2010 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We adjusted the information in the consolidated financial statements, where appropriate, to account for the adoption of new guidance applicable to certain of our health care businesses, our change in accounting for pension and other postretirement benefit plans and for discontinued operations.

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

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,166,232	$2,115,205	$1,918,508	$1,701,767	$1,546,790
Operating income from continuing operations(1)(2)(3)(4)(5)	217,442	98,543	91,128	157,568	115,946
Interest and other expense (income), net(6)(7)	64,110	47,956	26,774	(8,383)	15,787
Income from continuing operations before income taxes	153,332	50,587	64,354	165,951	100,159
Income from continuing operations, net of income taxes(8)(9)(10)(11)	167,924	68,441	1,172	138,908	73,461
(Loss) income from discontinued operations and dispositions, net of income taxes(12)	(712)	1,499	6,483	252,075	8,620
Net income	$167,212	$69,940	$7,655	$390,983	$82,081
Basic earnings per share:
Continuing operations	$1.50	$0.60	$0.01	$1.19	$0.63
Discontinued operations	(0.01)	0.01	0.06	2.15	0.07
Net income	$1.49	$0.61	$0.07	$3.34	$0.71
Diluted earnings per share:
Continuing operations	$1.48	$0.60	$0.01	$1.18	$0.63
Discontinued operations	(0.01)	0.01	0.06	2.14	0.07
Net income	$1.47	$0.61	$0.07	$3.31	$0.70
Weighted-average common shares outstanding:
Basic:	112,254	113,728	112,976	117,109	116,250
Diluted:	113,503	114,860	113,864	117,982	116,590
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Balance Sheet Data:
Total assets(12)	$3,946,712	$3,901,762	$3,855,641	$3,208,946	$3,058,754
Short-term debt	2,624	1,772	—	2,255	146
Long-term debt(6)(13)	932,104	938,824	944,908	424,000	558,197
Stockholders’ equity(1)(14)	1,994,487	1,939,812	1,842,216	1,925,391	1,628,671
Common shares outstanding(14)	112,626	115,036	113,157	115,715	117,023
____________________________

(1)
Activity related to the mark-to-market adjustment on postretirement benefit plans was pre-tax income of $17.6 million in fiscal year 2013, a pre-tax loss of $31.8 million in fiscal year 2012, a pre-tax loss of $67.9 million in fiscal year 2011, a pre-tax loss of $0.2 million in fiscal year 2010 and a pre-tax loss of $6.4 million in fiscal year 2009.

(2)
We adopted the authoritative guidance for stock compensation on January 2, 2006. The total incremental pre-tax compensation expense recorded in continuing operations related to stock options was $4.4 million in fiscal year 2013, $5.1 million in fiscal year 2012, $4.5 million in fiscal year 2011, $6.2 million in fiscal year 2010 and $7.9 million in fiscal year 2009.

(3)
We recorded pre-tax restructuring and contract termination charges, net, of $33.9 million in fiscal year 2013, $25.1 million in fiscal year 2012, $13.5 million in fiscal year 2011, $19.0 million in fiscal year 2010 and $18.0 million in fiscal year 2009.

(4)	On April 27, 2010 we sold a building which provided net proceeds of $11.0 million. We recorded a pre-tax gain of $3.4 million in operating income.

(5)
In fiscal year 2013, we recorded pre-tax impairment charges of $6.7 million as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value. In fiscal year 2012, we recorded pre-tax impairment charges of $74.2 million as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. In fiscal year 2011, we recorded a pre-tax impairment charge of $3.0 million for the full impairment of license agreements that we no longer intend to use.

(6)
In fiscal year 2013, 2012 and fiscal year 2011, interest expense was $49.9 million, $45.8 million and $24.8 million, respectively, with higher interest expense in fiscal years 2013 and 2012 due primarily to increased debt and the higher interest rates on those debt balances with the issuance in fiscal year 2011 of the senior unsecured notes due in 2021. In fiscal year 2013, we redeemed all of our 6% senior unsecured notes due in 2015 (the “2015 Notes”) that included a prepayment premium of $11.1 million, which is included in other expense, net, the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges, which is included in interest expense, and the write-off of $0.2 million for the remaining deferred debt issuance costs, which is included in interest expense. For fiscal year 2011, acquisition related financing costs added an additional expense of $3.1 million, and is included in interest expense.

(7)
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

(8)
The benefit from income taxes in fiscal year 2013 was primarily due to a tax benefit of $24.0 million related to discrete items and losses in higher tax rate jurisdictions, offset by a provision from income taxes related to profits in lower tax rate jurisdictions.

(9)
The benefit from income taxes in fiscal year 2012 was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included pre-tax impairment charges of $74.2 million, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions.

(10)
The fiscal year 2011 effective tax rate on continuing operations of 98.2% was primarily due to the fiscal year 2011 provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

(11)
The fiscal year 2010 effective tax rate on continuing operations of 16.3% was primarily due to the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture.

(12)
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

(13)
In October 2011, we issued and sold ten-year senior notes at a rate of 5% with a face value of $500.0 million and received $496.9 million of net proceeds from the issuance. The debt, which matures in November 2021, is unsecured.

(14)
In fiscal year 2013, we repurchased in the open market approximately 3.6 million shares of our common stock at an aggregate cost of $123.0 million, including commissions under the Stock Repurchase Program. In fiscal year 2012, we did not repurchase any shares of our common stock under any stock repurchase program. In fiscal year 2011, we repurchased in the open market approximately 4.0 million shares of our common stock at an aggregate cost of $107.8 million, including commissions. In fiscal year 2010, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $71.5 million, including commissions. In fiscal year 2009, we repurchased in the open market approximately 1.0 million shares of our common stock at an aggregate cost of $14.2 million, including commissions. The repurchases made during fiscal years 2011, 2010, and 2009 were made pursuant to our stock repurchase program originally announced in October 2008 that expired in October 2012. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. Each of the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 included 52 weeks. The fiscal year ending December 28, 2014 will also include 52 weeks.

Overview of Fiscal Year 2013
We realigned our organization at the beginning of fiscal year 2013, to allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our Informatics business, as well as our field service on products previously sold by our former Bio-discovery business, were moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of our operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of our two operating segments are:

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

As a result of the realignment, we reallocated goodwill from the Environmental Health segment to the Human Health segment based on the relative fair value, determined using the income approach, of the businesses within the historical Environmental Health segment. The change resulted in $215.7 million of goodwill being allocated from the Environmental Health segment to the Human Health segment.
During fiscal year 2013, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in fiscal year 2013 increased $51.0 million, or 2%, as compared to fiscal year 2012, reflecting an increase of $35.1 million, or 3%, in our Human Health segment revenue and an increase of $15.9 million, or 2%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during fiscal year 2013 was due to growth in our diagnostics business from continued expansion of our prenatal, newborn and infectious disease screening solutions, as well as increased demand for our informatics offerings and in-vivo imaging systems in the research market. The increase in our Environmental Health segment revenue during fiscal year 2013 was due to growth in our laboratory services business, partially offset by decreased demand for some of our products in the environmental and industrial markets.
In our Human Health segment during fiscal year 2013 as compared to fiscal year 2012, we experienced growth in the diagnostics market as birth rates in the United States increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, the Middle East and Africa and Korea, as well as increased demand for our informatics offerings and in-vivo imaging systems in the research market. This growth was partially offset by slight declines in our medical imaging business despite continued growth in our complementary metal-oxide-semiconductor imaging technology, as well as declines in our radiometric detection businesses within the research market, as a result of sequestration concerns in the United States, European austerity and weakening research markets in Asia, particularly in Japan. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.

In our Environmental Health segment, our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During fiscal year 2013, we continued to experience growth in our laboratory services business by the addition of new customers to our OneSource multivendor service offering, partially offset by decreased demand across some of our products in the environmental and industrial markets. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins decreased 44 basis points in fiscal year 2013, as compared to fiscal year 2012, due to pricing pressure and unfavorable changes in product mix with an increase in sales of lower gross margin product offerings, partially offset by the fiscal year 2013 mark-to-market income for our postretirement benefit plans, as compared to the mark-to-market loss in fiscal year 2012, and productivity improvements. Our consolidated operating margin increased 538 basis points in fiscal year 2013, as compared to fiscal year 2012, primarily due to lower pre-tax impairment charges of $6.7 million in fiscal year 2013 as compared to $74.2 million in fiscal year 2012, a pre-tax gain of $17.6 million in fiscal year 2013 as compared to a pre-tax loss of $31.8 million in fiscal year 2012 for the mark-to-market adjustments for our postretirement plans and cost containment and productivity initiatives, which were partially offset by higher restructuring costs and lower gross margins.
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

Consolidated Results of Continuing Operations

Revenue
2013 Compared to 2012. Revenue for fiscal year 2013 was $2,166.2 million, as compared to $2,115.2 million for fiscal year 2012, an increase of $51.0 million, or 2%, which includes an approximate 1% increase in revenue attributable to acquisitions and an approximate 0.4% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2013 as compared to fiscal year 2012 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $35.1 million, or 3%, increase in our Human Health segment revenue, due to an increase in diagnostics market revenue of $22.0 million and an increase in research market revenue of $13.1 million. Our Environmental Health segment revenue increased $15.9 million, or 2%, due to an increase in laboratory services market revenue of $23.2 million, partially offset by decreases in environmental and industrial markets revenue of $7.3 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $7.3 million of revenue primarily related to our informatics business in our Human Health segment for fiscal year 2013 and $26.2 million for fiscal year 2012 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

2012 Compared to 2011. Revenue for fiscal year 2012 was $2,115.2 million, as compared to $1,918.5 million for fiscal year 2011, an increase of $196.7 million, or 10%, which includes an approximate 7% increase in revenue attributable to acquisitions and an approximate 2% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2012 as compared to fiscal year 2011 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $196.8 million, or 20%, increase in our Human Health segment revenue, due to an increase in research market revenue of $148.1 million and an increase in diagnostics market revenue of $48.7 million. Our Environmental Health segment revenue for fiscal year 2012 as compared to fiscal year 2011 included an increase in revenue of $10.3 million from the laboratory services market, which was almost completely offset by decreases in revenue of $10.3 million from the environmental and industrial markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $26.2 million of revenue primarily related to our informatics business in our Human Health segment for fiscal year 2012 and $30.8 million for fiscal year 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
2013 Compared to 2012. Cost of revenue for fiscal year 2013 was $1,189.3 million, as compared to $1,152.0 million for fiscal year 2012, an increase of approximately $37.3 million, or 3%. As a percentage of revenue, cost of revenue increased to 54.9% in fiscal year 2013 from 54.5% in fiscal year 2012, resulting in a decrease in gross margin of approximately 44 basis points to 45.1% in fiscal year 2013 from 45.5% in fiscal year 2012. Amortization of intangible assets increased and was $53.1 million for fiscal year 2013, as compared to $51.8 million for fiscal year 2012. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for fiscal year 2013, as compared to a loss of $3.7 million for fiscal year 2012. Stock-based compensation expense was $1.3 million for both fiscal years 2013 and 2012. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an expense of approximately $0.2 million for fiscal year 2013, as compared to $5.2 million for fiscal year 2012. Acquisition related costs for integration, contingent consideration and other costs added an expense of $0.2 million for fiscal year 2013. In addition to the factors noted above, the decrease in gross margin was primarily the result of pricing pressure and unfavorable changes in product mix with an increase in sales of lower gross margin product offerings, partially offset by productivity improvements.

2012 Compared to 2011. Cost of revenue for fiscal year 2012 was $1,152.0 million, as compared to $1,070.7 million for fiscal year 2011, an increase of approximately $81.3 million, or 8%. As a percentage of revenue, cost of revenue decreased to 54.5% in fiscal year 2012 from 55.8% in fiscal year 2011, resulting in an increase in gross margin of approximately 135 basis points to 45.5% in fiscal year 2012 from 44.2% in fiscal year 2011. Amortization of intangible assets decreased and was $51.8 million for fiscal year 2012, as compared to $53.4 million for fiscal year 2011. The mark-to-market adjustment for postretirement benefit plans was a loss of $3.7 million for fiscal year 2012, as compared to a loss of $4.2 million for fiscal year 2011. Stock-based compensation expense increased and was $1.3 million for fiscal year 2012, as compared to $1.1 million for fiscal year 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an expense of approximately $5.2 million for fiscal year 2012, as compared to $4.1 million for fiscal year 2011. In addition to the factors noted above, the increase in gross margin was primarily the result of increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and productivity improvements, partially offset by increased costs related to acquisitions.

Selling, General and Administrative Expenses
2013 Compared to 2012. Selling, general and administrative expenses for fiscal year 2013 were $585.9 million, as compared to $632.7 million for fiscal year 2012, a decrease of approximately $46.9 million, or 7%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.0% in fiscal year 2013, compared to 29.9% in fiscal year 2012. Amortization of intangible assets decreased and was $36.9 million for fiscal year 2013, as compared to $38.9 million for fiscal year 2012. The mark-to-market adjustment for postretirement benefit plans was income of $18.1 million for fiscal year 2013, as compared to a loss of $27.9 million for fiscal year 2012. Stock-based compensation expense decreased and was $11.9 million for fiscal year 2013, as compared to $19.0 million for fiscal year 2012. Environmental charges related to a particular site for increased monitoring and mitigation activities were $4.6 million during the fourth quarter of fiscal year 2013. Acquisition related costs for integration, contingent consideration and other costs added an expense of $1.1 million for fiscal year 2013 and $0.3 million for fiscal year 2012. In addition to the factors noted above, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives.

2012 Compared to 2011. Selling, general and administrative expenses for fiscal year 2012 were $632.7 million, as compared to $624.4 million for fiscal year 2011, an increase of approximately $8.3 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 29.9% in fiscal year 2012, compared to 32.5% in fiscal year 2011. Amortization of intangible assets increased and was $38.9 million for fiscal year 2012, as compared to $25.9 million for fiscal year 2011. The mark-to-market adjustment for postretirement benefit plans was a loss of $27.9 million for fiscal year 2012, as compared to a loss of $62.9 million for fiscal year 2011. Stock-based compensation expense increased and was $19.0 million for fiscal year 2012, as compared to $13.8 million for fiscal year 2011. Acquisition related costs for integration, contingent consideration and other costs added an expense of $0.3 million for fiscal year 2012 and $11.2 million for fiscal year 2011. In addition to the factors noted above, the increase in selling, general and administrative expenses was primarily the result of costs related to acquisitions and growth and productivity investments, particularly in emerging territories, offset by cost containment initiatives.

Research and Development Expenses
2013 Compared to 2012. Research and development expenses for fiscal year 2013 were $133.0 million, as compared to $132.6 million for fiscal year 2012, an increase of $0.4 million, or 0.3%. As a percentage of revenue, research and development expenses decreased to 6.1% in fiscal year 2013, as compared to 6.3% in fiscal year 2012. Amortization of intangible assets decreased and was $0.3 million for fiscal year 2013, as compared to $0.5 million for fiscal year 2012. The mark-to-market adjustment for postretirement benefit plans was income of $0.3 million for fiscal year 2013, as compared to a loss of $0.2 million for fiscal year 2012. Stock-based compensation expense increased and was $0.9 million for fiscal year 2013, as compared to $0.8 million for fiscal year 2012. Acquisition related costs added an expense of $0.2 million for fiscal year 2013. We have a broad product base, and we do not expect any single research and development project to have significant costs. We directed research and development efforts similarly during fiscal years 2013 and 2012, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

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

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. Restructuring and contract termination charges for fiscal year 2013 were a $33.9 million charge, as compared to a $25.1 million charge for fiscal year 2012 and an $13.5 million charge for fiscal year 2011.

The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during fiscal years 2013, 2012, and 2011:

	Balance at 01/02/2011	2011 Charges and Changes in Estimates, net	2011 Amounts paid	2011 Acquired Accruals	Balance at 01/01/2012	2012 Charges and Changes in Estimates, net	2012 Amounts paid	Balance at 12/30/2012	2013 Charges and Changes in Estimates, net	2013 Amounts paid	Balance at 12/29/2013
Previous Plans	$22,611	$11,480	$(17,100)	$3,829	$20,820	$(857)	$(8,911)	$11,052	$(1,145)	$(2,420)	$7,487
Q1 2012 Plan	—	—	—	—	—	6,394	(5,113)	1,281	(537)	(619)	125
Q2 2012 Plan	—	—	—	—	—	7,422	(2,836)	4,586	1,821	(5,072)	1,335
Q3 2012 Plan	—	—	—	—	—	7,772	(219)	7,553	(524)	(3,271)	3,758
Q4 2012 Plan	—	—	—	—	—	2,936	(254)	2,682	—	(2,089)	593
Q1 2013 Plan	—	—	—	—	—	—	—	—	2,585	(2,377)	208
Q2 2013 Plan	—	—	—	—	—	—	—	—	19,318	(6,568)	12,750
Q3 2013 Plan	—	—	—	—	—	—	—	—	532	(395)	137
Q4 2013 Plan	—	—	—	—	—	—	—	—	11,183	(2,341)	8,842
Restructuring	22,611	11,480	(17,100)	3,829	20,820	23,667	(17,333)	27,154	33,233	(25,152)	35,235
Contract termination charges	486	1,972	(391)	—	2,067	1,470	(2,941)	596	695	(991)	300
Total restructuring and termination charges	$23,097	$13,452	$(17,491)	$3,829	$22,887	$25,137	$(20,274)	$27,750	$33,928	$(26,143)	$35,535

The restructuring plans for the fourth and third quarters of fiscal year 2013 were principally intended to shift certain of our research and development resources into a newly opened Center for Innovation. The restructuring plan for the second quarter of fiscal year 2013 was principally intended to shift certain of our operations into a newly established shared service center as well as realign operations, research and development resources and production resources as a result of previous acquisitions. The restructuring plan for the first quarter of fiscal year 2013 was principally intended to focus resources on higher growth end markets. The restructuring plan for the fourth quarter of fiscal year 2012 was principally intended to shift resources to higher growth geographic regions and end markets. The restructuring plan for the third quarter of fiscal year 2012 was principally intended to shift certain of our operations into a newly established shared service center. The restructuring plans for the first and second quarters of fiscal year 2012 were principally intended to realign operations, research and development resources and production resources as a result of previous acquisitions. We expect the impact of future cost savings on operating results and cash flows from restructuring activities executed in fiscal year 2013 will exceed $9.0 million annually beginning in fiscal year 2015. We expect the impact of future cost savings on operating results and cash flows from restructuring activities executed in fiscal year 2012 will exceed $11.0 million annually beginning in fiscal year 2014. These future cost savings will be primarily a decrease to cost of revenue and a decrease to selling, general and administrative expenses.

Q4 2013 Restructuring Plan

During the fourth quarter of fiscal year 2013, our management approved a plan principally intended to shift certain of our research and development resources into a newly opened Center for Innovation (the “Q4 2013 Plan”). As a result of the Q4

2013 Plan, we recognized a $8.2 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $3.0 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities.

As part of the Q4 2013 Plan, we reduced headcount by 74 employees. All employees were notified of termination under the Q4 2013 Plan by December 29, 2013, and we anticipate that the remaining severance payments of $2.0 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014. We also anticipate that the remaining payments of $6.9 million, net of estimated sublease income, for the closure of the excess facility space will be paid through fiscal year 2019, in accordance with the terms of the applicable leases.

The following table summarizes the components of our Q4 2013 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$906	$3,006	$3,912
Closure of excess facility space	7,271	—	7,271
Total	$8,177	$3,006	$11,183

Q3 2013 Restructuring Plan

During the third quarter of fiscal year 2013, our management approved a plan principally intended to shift certain of our research and development resources into a newly opened Center for Innovation (the “Q3 2013 Plan”). As a result of the Q3 2013 Plan, we recognized a $0.5 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space.

As part of the Q3 2013 Plan, we reduced headcount by 30 employees. All employees were notified of termination under the Q3 2013 Plan by September 29, 2013. We anticipate that the remaining severance payments of $0.1 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014. The closure of the facility space will not require any additional payments.

The following table summarizes the components of our Q3 2013 Plan activity recognized by segment:

Human Health
(In thousands)
Severance	$394
Closure of excess facility space	138
Total	$532

Q2 2013 Restructuring Plan

During the second quarter of fiscal year 2013, our management approved a plan principally intended to shift certain of our operations into a newly established shared service center as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2013 Plan”). As a result of the Q2 2013 Plan, we initially recognized a $9.9 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space, and recognized a $8.8 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. Subsequent to the initial charge, we recorded an additional $0.6 million pre-tax restructuring charge in our Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period.

As part of the Q2 2013 Plan, we reduced headcount by 265 employees. All employees were notified of termination under the Q2 2013 Plan by June 30, 2013. We anticipate that the remaining severance payments of $12.8 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014. The closure of the facility space will not require any additional payments.

The following table summarizes the components of our Q2 2013 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	10,009	$8,737	$18,746
Closure of excess facility space	522	50	572
Total	$10,531	$8,787	$19,318

Q1 2013 Restructuring Plan

During the first quarter of fiscal year 2013, our management approved a plan to focus resources on higher growth end markets (the “Q1 2013 Plan”). As a result of the Q1 2013 Plan, we recognized a $2.3 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities.

As part of the Q1 2013 Plan, we reduced headcount by 62 employees. All employees were notified of termination by March 31, 2013, and we anticipate that the remaining severance payments of $0.2 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014.

The following table summarizes the components of our Q1 2013 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$2,340	$245	$2,585

Q4 2012 Restructuring Plan

During the fourth quarter of fiscal year 2012, our management approved a plan to shift resources to higher growth geographic regions and end markets (the “Q4 2012 Plan”). As a result of the Q4 2012 Plan, we recognized a $0.6 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and recognized a $2.4 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities.

As part of the Q4 2012 Plan, we reduced headcount by 54 employees. All employees were notified of termination by December 30, 2012, and we anticipate that the remaining severance payments of $0.6 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014.

The following table summarizes the components of our Q4 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$562	$2,374	$2,936

Q3 2012 Restructuring Plan

During the third quarter of fiscal year 2012, our management approved a plan to shift certain of our operations into a newly established shared service center (the “Q3 2012 Plan”). As a result of the Q3 2012 Plan, and during fiscal year 2012, we recognized $3.9 million pre-tax restructuring charges in each of our Human Health and Environmental Health segments related to a workforce reduction from reorganization activities. During fiscal year 2013, we also recorded a pre-tax restructuring reversal of $0.3 million in each of our Human Health and Environmental Health segments due to lower than expected costs associated with remaining severance payments, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014.

As part of the Q3 2012 Plan, we will reduce headcount by 66 employees. All employees were notified of termination by September 30, 2012, and we anticipate that the remaining severance payments of $3.8 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014.

The following table summarizes the components of our Q3 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$3,619	$3,629	$7,248

Q2 2012 Restructuring Plan

During the second quarter of fiscal year 2012, our management approved a plan to realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, and during fiscal year 2012, we recognized a $7.2 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2013 we recorded an additional $2.1 million pre-tax restructuring charge in our Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period. In addition during fiscal year 2013, we recorded a pre-tax restructuring reversal of $0.3 million due to lower than expected costs associated with remaining severance payments. We expect to recognize an additional $0.1 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits. This expense will be recognized ratably over the required service period.

As part of the Q2 2012 Plan, we will reduce headcount by 203 employees. All employees were notified of termination by July 1, 2012, and we anticipate that the remaining severance payments of $1.3 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014.

The following table summarizes the components of our Q2 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$9,064	$179	$9,243

Q1 2012 Restructuring Plan

During the first quarter of fiscal year 2012, our management approved a plan to realign operations and production resources as a result of previous acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, and during fiscal year 2012, we recognized a $5.4 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $1.0 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2013, we recorded a pre-tax restructuring reversal of $0.4 million in our Human Health segment and a pre-tax restructuring reversal of $0.1 million in our Environmental Health segment due to lower than expected costs associated with remaining severance payments.

As part of the Q1 2012 Plan, we reduced headcount by 112 employees. All employees were notified of termination and actions related to the closure of excess facility space were completed by April 1, 2012, and we anticipate that the remaining severance payments of $0.1 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014. The closure of the excess facility space will not require any additional payments.

The following table summarizes the components of our Q1 2012 Plan activity recognized by segment:

	Human Health	Environmental Health	Total
	(In thousands)
Severance	$4,851	$927	$5,778
Closure of excess facility space	79	—	79
Total	$4,930	$927	$5,857

Previous Restructuring and Integration Plans

The principal actions of the restructuring and integration plans from fiscal years 2001 through 2011 were workforce reductions related to the integration of our businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both our Human Health and Environmental Health segments by shifting resources into geographic regions and end markets that are more consistent with our growth strategy. During fiscal year 2013, we paid $2.4 million related to these plans and recorded a reversal of $1.1 million primarily related to lower than expected costs associated with workforce reductions within each of our Human Health and Environmental Health segments. As of December 29, 2013, we had $7.5 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both our Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

Contract Termination Charges

We have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded an additional pre-tax charge of $0.7 million in fiscal year 2013, a pre-tax charge of $1.5 million in fiscal year 2012 and a pre-tax charge of $2.0 million in fiscal year 2011, primarily as a result of terminating various contractual commitments in our Environmental Health segment. We made payments for these obligations of $1.0 million during fiscal year 2013, $2.9 million during fiscal year 2012, and $0.4 million during fiscal year 2011. The remaining balance of these accruals as of December 29, 2013 was $0.3 million.

Impairment of Assets
2013 Compared to 2012. Impairment of assets was $6.7 million in fiscal year 2013, as compared to $74.2 million in fiscal year 2012. The fiscal year 2013 pre-tax impairment charge was $6.7 million for the impairment of certain long-lived assets within our Human Health segment as the carrying amounts of the long-lived assets were not recoverable and exceeded their fair value. Additional information regarding these impairments is discussed in Note 12 to our consolidated financial statements included in this annual report on Form 10-K.

2012 Compared to 2011. Impairment of assets was $74.2 million in fiscal year 2012, as compared to $3.0 million in fiscal year 2011. As part of integrating our recent acquisitions, in the fourth quarter of fiscal year 2012, we decided that prospectively we would primarily focus on the PerkinElmer trade name. Accordingly, we undertook a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, which resulted in pre-tax impairment charges of $74.2 million in fiscal year 2012. We recognized $73.4 million pre-tax impairment charges in our Human Health segment and also recognized $0.7 million pre-tax impairment charges in our Environmental Health segment. The fiscal year 2011 pre-tax impairment charge was $3.0 million for the impairment of intangible assets within our Human Health segment for the full impairment of license agreements that we no longer intend to use.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Interest income	$(650)	$(747)	$(1,884)
Interest expense	49,924	45,787	24,783
Other expense, net	14,836	2,916	3,875
Total interest and other expense, net	$64,110	$47,956	$26,774

2013 Compared to 2012. Interest and other expense, net, for fiscal year 2013 was an expense of $64.1 million, as compared to an expense of $48.0 million for fiscal year 2012, an increase of $16.2 million. The increase in interest and other expense, net, in fiscal year 2013 as compared to fiscal year 2012 was primarily due to an increase in other expense, net, resulting from a prepayment premium of $11.1 million for the redemption of our 2015 Notes. Interest expense increased by $4.1 million in fiscal year 2013 as compared to fiscal year 2012, primarily due to the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and the write-off of $0.2 million for the remaining deferred debt issuance costs related to the prepayment of our 2015 Notes. Interest income decreased by $0.1 million in fiscal year 2013 as compared to fiscal year 2012, primarily due to lower cash balances throughout fiscal year 2013. Other expenses for fiscal year 2013 increased by $11.9 million as compared to fiscal year 2012, and consisted primarily of a prepayment premium of $11.1 million for the redemption of our 2015 Notes, expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2012 Compared to 2011. Interest and other expense, net, for fiscal year 2012 was an expense of $48.0 million, as compared to an expense of $26.8 million for fiscal year 2011, an increase of $21.2 million. The increase in interest and other expense, net, in fiscal year 2012 as compared to fiscal year 2011 was primarily due to higher debt balances and an increase of fixed rate debt to partially fund our acquisition of Caliper Life Sciences, Inc. ("Caliper") in fiscal year 2011. Interest expense increased by $21.0 million in fiscal year 2012 as compared to fiscal year 2011, primarily due to the increased debt and the higher interest rates on those debt balances associated with the issuance of the 2021 Notes. Interest income decreased by $1.1 million in fiscal year 2012 as compared to fiscal year 2011, primarily due to lower cash balances and lower interest rates on invested cash. For fiscal year 2011, acquisition related financing costs added expense of $3.1 million, and is included in interest expense. Other expenses for fiscal year 2012 as compared to fiscal year 2011 decreased by $1.0 million, and consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.

(Benefit from) Provision for Income Taxes
2013 Compared to 2012. The fiscal year 2013 benefit from income taxes on continuing operations was $14.6 million, as compared to a benefit of $17.9 million for fiscal year 2012. The effective tax rate on continuing operations was a benefit of 9.5% for fiscal year 2013 as compared to a benefit of 35.3% for fiscal year 2012. The benefit from income taxes in fiscal year 2013 was primarily due to a tax benefit of $24.0 million related to discrete items and losses in higher tax rate jurisdictions, offset by a provision from income taxes related to profits in lower tax rate jurisdictions. The $24.0 million of discrete items includes $9.4 million for lapses in statutes of limitations during the first quarter of fiscal year 2013 and $9.2 million primarily for lapses in statues of limitations and audit settlements in the fourth quarter of fiscal year 2013. The benefit from income taxes in fiscal year 2012 was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included the pre-tax impairment charges of $74.2 million, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions.

2012 Compared to 2011. The fiscal year 2012 benefit from income taxes on continuing operations was $17.9 million, as compared to a provision of $63.2 million for fiscal year 2011. The effective tax rate on continuing operations was a benefit of 35.3% for fiscal year 2012 as compared to an expense of 98.2% for fiscal year 2011. The benefit from income taxes in fiscal year 2012 was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included the pre-tax impairment charges of $74.2 million, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions. The fiscal year 2011 provision for incomes taxes includes a provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining liabilities of these businesses have been presented separately, and are reflected within liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 29, 2013 and December 30, 2012.

We recorded the following pre-tax gains and losses, which have been reported as a gain or loss on disposition of discontinued operations during the three fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Gain (loss) on disposition of Photoflash business	$493	$2,459	$(134)
Loss on disposition of Technical Services business	(2,100)	—	—
Net (loss) gain on disposition of other discontinued operations	(203)	(54)	2,133
Net (loss) gain on disposition of discontinued operations before income taxes	$(1,810)	$2,405	$1,999

In June 2010, we sold our Photoflash business, which was included in our Environmental Health segment, for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. We recognized a pre-tax gain of $0.5 million in fiscal year 2013 and a pre-tax gain of $2.5 million in fiscal year 2012 for contingent consideration related to this sale.

In August 1999, we sold the assets of our Technical Service business for approximately $250.0 million in cash and the assumption by us of certain liabilities of our Technical Services business. During fiscal year 2013, we recorded a pre-tax loss of $2.1 million for a contingency related to this business.

During fiscal years 2013, 2012, and 2011, we settled various commitments related to the divestiture of other discontinued operations. We recognized a pre-tax gain of $2.1 million in fiscal year 2011. The fiscal year 2011 pre-tax gain included a $4.0 million gain for contingent consideration related to the sale of our semiconductor business in fiscal year 2006, which was partially offset by a pre-tax loss of $1.8 million related to updating the net working capital adjustment associated with the sale of our Illumination and Detection Solutions ("IDS") business in fiscal year 2010.

We recorded a tax benefit of $1.1 million on discontinued operations in fiscal year 2013, a tax provision of $0.9 million on discontinued operations in fiscal year 2012 and a tax benefit of $4.5 million in fiscal year 2011 on discontinued operations. The recognition of $4.5 million income tax benefit in fiscal year 2011 was primarily the result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6 to the consolidated financial statements in this annual report on Form 10-K, partially offset by the tax provision on the contingent consideration received in fiscal year 2011 related to the sale of our semiconductor business in fiscal year 2006.

Business Combinations
Acquisitions in fiscal year 2013
We completed the acquisition of four businesses for total consideration of $11.4 million, in cash. As of the closing dates, we potentially had to pay additional contingent consideration for the four acquired businesses of up to $2.2 million, which at closing had an estimated fair value of $1.1 million. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We reported the operations for these acquisitions within the results of our operations from the acquisition dates. As of December 29, 2013, the purchase accounting allocations related to these acquisitions were preliminary.

Acquisitions in fiscal year 2012
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

We do not consider the acquisitions completed during fiscal years 2013 and 2012 to be material to our consolidated results of operations; therefore, we are not presenting pro forma financial information of operations. The aggregate revenue and results of operations for the acquisitions completed during fiscal years 2013 and 2012 for the period from their respective acquisition dates to December 29, 2013 and December 30, 2012 were minimal. We have also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 29, 2013 the purchase price allocation for the Haoyuan acquisition was final. The preliminary allocation of the purchase price for acquisitions completed in fiscal year 2013 were based upon an initial valuation. Our estimates and assumptions underlying the initial valuation are subject to change within the measurement period, which is up to one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the preliminary allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocation of the purchase price made during the measurement period would be as if the adjustments had been completed on the acquisition date. The effects of any such adjustments, if material, may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement period are included in current period earnings.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. We may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.3 million as of December 29, 2013. As of December 29, 2013, we had recorded contingent consideration obligations relating to our acquisitions of Dexela Limited, Haoyuan and Tetra Teknolojik Sistemler Limited Sirketi, with an estimated fair value of $4.9 million. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets, or the recognition of additional consideration which would be expensed.

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

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. During fiscal year 2013, we accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities, of which $4.6 million was recorded in the fourth quarter of fiscal year 2013. We have accrued $13.5 million as of December 29, 2013, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. We filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excluded certain of our products from the coverage of Enzo’s patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo’s case against us. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part our motion for summary judgment of non-infringement. On December 21, 2012, we filed a second motion for summary judgment on claims that were not addressed in the first motion, which the court also granted in part and denied in part. The case is expected to go to trial in March 2014.

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

We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 29, 2013 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
We announced a new alignment of our businesses effective for fiscal year 2013 to allow us to implement our strategy and propel our vision to improve global health by innovating technologies that help make healthcare more effective, affordable and accessible around the world. Our Informatics business, as well as our field service on products previously sold by our former Bio-discovery business, were moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of our operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments.

Human Health
2013 Compared to 2012. Revenue for fiscal year 2013 was $1,209.8 million, as compared to $1,174.6 million for fiscal year 2012, an increase of $35.1 million, or 3%, which includes an approximate 2% increase in revenue attributable to acquisitions and an approximate 0.3% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2013, as compared to fiscal year 2012, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was a result of an increase in diagnostics market revenue of $22.0 million and an increase in research market revenue of $13.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $7.3 million of revenue in our Human Health segment for fiscal year 2013 and $26.2 million of revenue in our Human Health segment for fiscal year 2012 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment during fiscal year 2013 was due to growth in the diagnostics market as birth rates in the United States increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, the Middle East and Africa, and Korea, as well as increased demand for our informatics offerings and in-vivo imaging systems in the research market. This growth was partially offset by slight declines in our medical imaging business despite continued growth in our complementary metal-oxide-semiconductor imaging technology, as well as declines in our radiometric detection businesses within the research market, as a result of sequestration concerns in the United States, European austerity and weakening research markets in Asia, particularly in Japan.

Operating income from continuing operations for fiscal year 2013 was $146.1 million, as compared to $59.2 million for fiscal year 2012, an increase of $86.9 million, or 147%. Amortization of intangible assets decreased and was $80.2 million for fiscal year 2013 as compared to $80.8 million for fiscal year 2012. Restructuring and contract termination charges increased and were $22.2 million for fiscal year 2013 as compared to $17.6 million for fiscal year 2012. Impairment of assets was a charge of $6.7 million for fiscal year 2013 as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value, as compared to $73.4 million for fiscal year 2012 as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. Acquisition related costs for integration, contingent consideration and other costs added an expense of $1.4 million for fiscal year 2013, as compared to an expense of $0.1 million for fiscal year 2012. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.2 million for fiscal year 2013, as compared to $5.2 million for fiscal year 2012. In addition to the factors noted above, increased sales volume in the diagnostics and research markets, favorable changes in product mix, and cost containment initiatives increased operating income for fiscal year 2013, which were partially offset by higher costs related to growth and productivity investments.

2012 Compared to 2011. Revenue for fiscal year 2012 was $1,174.6 million, as compared to $977.9 million for fiscal year 2011, an increase of $196.8 million, or 20%, which includes an approximate 15% increase in revenue attributable to acquisitions and an approximate 2% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2012, as compared to fiscal year 2011, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was a result of an increase in research market revenue of $148.1 million and an increase in diagnostics market revenue of $48.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $26.2 million of revenue in our Human Health segment for fiscal year 2012 and $30.8 million of revenue in our Human Health segment for fiscal year 2011 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment revenue during fiscal year 2012 was due primarily to growth in the research market due to growth in our informatics offerings, continued demand for our in-vivo imaging systems with the addition of Caliper imaging systems, as well as increased demand for our automation tools and our Operetta® cellular imaging systems. The growth in the research market was partially offset by a decline in demand for our suite of radioactive reagents, and reduced sales to pharmaceutical companies resulting from reduced research and development spending. We also experienced growth in the diagnostics market as birth rates in the United States began to stabilize and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our medical imaging business, we had growth in our traditional diagnostic imaging offerings and continued growth from our therapeutic and non-medical applications, as well as increased demand for our CMOS imaging technology.

Operating income from continuing operations for fiscal year 2012 was $59.2 million, as compared to $89.7 million for fiscal year 2011, a decrease of $30.5 million, or 34%. Amortization of intangible assets increased and was $80.8 million for fiscal year 2012 and $64.9 million for fiscal year 2011. Restructuring and contract termination charges increased and were $17.6 million for fiscal year 2012 as compared to $6.3 million for fiscal year 2011. Impairment of assets was a charge of $73.4 million for fiscal year 2012 as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, as compared to $3.0 million for fiscal year 2011 for the full impairment of license agreements that we no longer intend to use. Acquisition related costs for integration, contingent consideration and other costs added an expense of $0.1 million for fiscal year 2012, as compared to an expense of $10.8 million for fiscal year 2011. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $5.2 million for fiscal year 2012 as compared to $4.1 million for fiscal year 2011. In addition to the factors noted above, incremental costs related to acquisitions and growth and productivity investments, particularly in emerging territories, decreased operating income for fiscal year 2012, which was partially offset by increased sales volume, favorable changes in product mix and cost containment initiatives.

Environmental Health
2013 Compared to 2012. Revenue for fiscal year 2013 was $956.5 million, as compared to $940.6 million for fiscal year 2012, an increase of $15.9 million, or 2%, which includes an approximate 1% decrease in revenue attributable to changes in foreign exchange rates and an approximate 0.4% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2013, as compared to fiscal year 2012, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was a result of an increase in revenue of $23.2 million from the laboratory services market, partially offset by decreases in revenue of $7.3 million from the environmental and industrial markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.01 million of revenue for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Environmental Health segment revenue during fiscal year 2013 was due primarily to growth in our laboratory services business by the addition of new customers to our OneSource multivendor service offering, partially offset by decreased demand across some of our products in the environmental and industrial markets.

Operating income from continuing operations for fiscal year 2013 was $97.1 million, as compared to $111.8 million for fiscal year 2012, a decrease of $14.8 million, or 13%. Amortization of intangible assets decreased and was $10.1 million for fiscal year 2013 as compared to $10.4 million for fiscal year 2012. Restructuring and contract termination charges increased and were $11.8 million for fiscal year 2013 as compared to $7.6 million for fiscal year 2012. Impairment of assets decreased and was a charge of zero for fiscal year 2013 as compared to a charge of $0.7 million for fiscal year 2012 as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. Acquisition related costs for contingent consideration and other costs was an expense of $0.2 million for both fiscal year 2013 and fiscal year 2012. In addition to the factors noted above, pricing pressure, unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, and increased costs related to growth investments decreased operating income for fiscal year 2013, which was partially offset by increased sales volume and cost containment and productivity initiatives.

2012 Compared to 2011. Revenue for both fiscal years 2012 and 2011 was $940.6 million. Revenue for fiscal year 2012 includes an approximate 2% decrease in revenue attributable to changes in foreign exchange rates and no impact to revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2012, as compared to fiscal year 2011, and includes the effect of foreign exchange fluctuations and acquisitions. Our Environmental Health segment revenue for fiscal year 2012 as compared to fiscal year 2011 included an increase in revenue of $10.3 million from the laboratory services market, which was almost completely offset by decreases in revenue of $10.3 million from the environmental and industrial markets, due primarily to decreased demand for our applications in the industrial markets, partially offset by continued strength in our inorganic analysis solutions.

Operating income from continuing operations for fiscal year 2012 was $111.8 million, as compared to $108.9 million for fiscal year 2011, an increase of $2.9 million, or 3%. Amortization of intangible assets decreased and was $10.4 million for fiscal year 2012 as compared to $15.1 million for fiscal year 2011. Restructuring and contract termination charges increased and were $7.6 million for fiscal year 2012 as compared to $7.1 million for fiscal year 2011. Impairment of assets was a charge of $0.7 million for fiscal year 2012 as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy and no impairment occurred in our Environmental Health segment during fiscal year 2011. Acquisition related costs for contingent consideration and other costs was an expense of $0.2 million for fiscal year 2012, as compared to an expense of $0.3 million for fiscal year 2011. In addition to the factors noted above, increased sales volume, changes in product mix with growth in sales of higher gross margin product offerings and cost containment initiatives increased operating income for fiscal year 2012, which was offset by increased costs related to growth and productivity investments, particularly in emerging territories.

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

Cash Flows
Fiscal Year 2013
Operating Activities. Net cash provided by continuing operations was $158.1 million for fiscal year 2013, as compared to net cash provided by continuing operations of $153.6 million for fiscal year 2012, an increase of $4.5 million. The cash provided by operating activities for fiscal year 2013 was principally a result of income from continuing operations of $167.9 million, and non-cash charges, including depreciation and amortization of $128.5 million, restructuring and contract termination charges, net, of $33.9 million, stock based compensation expense of $14.1 million and impairment of assets charge of $6.7 million. These amounts were partially offset by a net decrease of $144.8 million in accrued expenses, other assets and liabilities and other items, a net increase in working capital of $30.1 million and income related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2013, of $18.2 million. Contributing to the net increase in working capital for fiscal year 2013, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $14.4 million, an increase in inventory of $13.9 million, and a decrease in accounts payable of $1.8 million. The increase in accounts receivable was a result of higher sales volume late in the fourth quarter of fiscal year 2013. The increase in inventory was primarily a result of realigning operations, research and development resources, and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2013. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $144.8 million for fiscal year 2013, and primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits. During fiscal year 2013, we paid $40.3 million for prepaid royalties and we made contributions of $37.0 million to our defined benefit pension plan in the United States. We also contributed $20.2 million, in the aggregate, to plans outside of the United States during fiscal year 2013, which includes an additional contribution of $10.0 million to our defined benefit pension plan in the United Kingdom.
Investing Activities. Net cash used in the investing activities of our continuing operations was $1.7 million for fiscal year 2013, as compared to net cash used in the investing activities of our continuing operations of $82.8 million for fiscal year 2012, a decrease of $81.1 million. Proceeds from dispositions of property, plant and equipment was $52.2 million for fiscal year 2013, primarily due to the sale of a building located in Boston, Massachusetts for net proceeds of $47.6 million. Capital expenditures for fiscal year 2013 were $39.0 million, primarily for manufacturing equipment and other capital equipment purchases, which included $5.9 million of capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations. For fiscal year 2013, we used $15.7 million of net cash for acquisitions and investments, as compared to $40.9 million used in fiscal year 2012.
Financing Activities. Net cash used in the financing activities of our continuing operations was $154.2 million for fiscal year 2013, as compared to net cash used in the financing activities of our continuing operations of $44.2 million for fiscal year 2012, an increase of $110.0 million. For fiscal year 2013, we repurchased 3.6 million shares of our common stock, including 127,544 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $127.4 million, including commissions. This compares to repurchases of 82,186 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $2.1 million, including commissions, for fiscal year 2012. This use of cash in fiscal year 2013 was partially offset by proceeds from common stock option exercises of $20.3 million. This compares to the proceeds from common stock option exercises of $34.2 million, including $1.8 million for the related excess tax benefit, for fiscal year 2012. During fiscal year 2013, borrowings from our senior unsecured revolving credit facility totaled $677.0 million, which was offset by debt reductions of $538.0 million and the prepayment of our 2015 Notes of $150.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $395.0 million, which was offset by debt reductions of $435.9 million in fiscal year 2012. We paid $31.6 million and $31.9 million in dividends during fiscal years 2013 and 2012, respectively. In fiscal year 2013, we paid a prepayment premium of $11.1 million for the redemption of our 2015 Notes and also received $1.4 million for settlement of forward foreign exchange contracts. This compares to $4.1 million received for the settlement of forward foreign exchange contracts during fiscal year 2012. In fiscal year 2012, we paid $0.4 million for debt issuance costs and $12.5 million in contingent consideration recorded at the acquisition date fair value. We also recorded $5.9 million and $5.5 million of financing for fiscal year 2013 and fiscal year 2012, respectively, related to capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations.

Fiscal Year 2012
Operating Activities. Net cash provided by continuing operations was $153.6 million for fiscal year 2012, as compared to net cash provided by continuing operations of $234.0 million for fiscal year 2011, a decrease of $80.4 million. The cash provided by operating activities for fiscal year 2012 was principally a result of income from continuing operations of $68.4 million, and non-cash charges, including depreciation and amortization of $126.9 million, impairment of assets charge of $74.2 million, the loss related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2012 of $35.3 million, restructuring and contract termination charges, net, of $25.1 million, and stock based compensation expense of $21.0 million. These amounts were partially offset by a net increase in working capital of $60.7 million. Contributing to the net increase in working capital for fiscal year 2012, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $44.6 million, an increase in inventory of $8.2 million, and a decrease in accounts payable of $7.9 million. The increase in accounts receivable was a result of higher sales volume during the fourth quarter of fiscal year 2012. The increase in inventory was primarily a result of realigning operations, research and development resources and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2012. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $136.7 million for fiscal year 2012, and primarily related to the timing of payments for taxes, restructuring, and salary and benefits.
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
Financing Activities. Net cash used in the financing activities of our continuing operations was $44.2 million for fiscal year 2012, as compared to net cash provided by the financing activities of our continuing operations of $399.1 million for fiscal year 2011, a decrease of $443.3 million. For fiscal year 2012, we repurchased 82,186 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $2.1 million, including commissions. This compares to repurchases of 4.0 million shares of our common stock, including 84,243 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $110.0 million, including commissions, for fiscal year 2011. This use of cash in fiscal year 2012 was offset by proceeds from common stock option exercises of $34.2 million, including $1.8 million for the related excess tax benefit. This compares to the proceeds from common stock option exercises of $33.1 million, including $9.3 million for the related excess tax benefit, for fiscal year 2011. During fiscal year 2012, borrowings from our senior unsecured revolving credit facility totaled $395.0 million, which was offset by debt reductions of $435.9 million. This compares to borrowings from our senior unsecured revolving credit facility of $787.0 million and net proceeds of $496.9 million from the issuance of our ten-year senior unsecured notes at a rate of 5%, which was partially offset by debt reductions of $763.0 million in fiscal year 2011. We paid $31.9 million and $31.8 million in dividends during fiscal years 2012 and 2011, respectively. In fiscal year 2012, we received $4.1 million for settlement of forward foreign exchange contracts. In addition, we paid $0.4 million for debt issuance costs and we settled $12.5 million in contingent consideration recorded at the acquisition date fair value during fiscal year 2012, as compared to $10.5 million for debt issuance costs and $0.1 million in contingent consideration recorded at the acquisition date fair value during fiscal year 2011. We also recorded $5.5 million of financing related to capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under the senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. Our former senior unsecured revolving credit facility provided for $700.0 million of revolving loans and had an initial maturity of December 16, 2016. As of December 29, 2013, undrawn letters of credit in the aggregate amount of $12.0 million were treated as issued and outstanding under the former senior unsecured revolving credit facility. As of December 29, 2013, we had $291.0 million available for additional borrowing under the former facility. The interest rates under the former senior unsecured revolving credit facility were based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate was the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of December 29, 2013 was 130 basis points. The weighted average Eurocurrency interest rate as of December 29, 2013 was 0.17%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.47%, which was the interest applicable to borrowings outstanding under the Eurocurrency rate as of December 29, 2013. At December 29, 2013 and December 30, 2012, we had $397.0 million and $258.0 million, respectively, of borrowings in U.S. Dollars outstanding under the former senior unsecured revolving credit facility with interest based primarily on the above described Eurocurrency rate. The credit agreement for the former facility contained affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the credit agreement for our new credit facility. We were in compliance with all applicable covenants as of December 29, 2013.

The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. The interest rates under the new senior unsecured revolving credit facility will be based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate will be the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The new credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the credit agreement for our previous facility. The financial covenants in our new senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We use the senior unsecured revolving credit facilities for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances.

6% Senior Unsecured Notes due in 2015. On May 30, 2008, we issued $150.0 million aggregate principal amount of senior unsecured notes due in 2015 in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes were scheduled to mature in May 2015 and paid interest at an annual rate of 6%. Interest on the 2015 Notes was payable semi-annually on May 30th and November 30th of each year. We had the option to redeem some or all of the 2015 Notes at a make-whole redemption price plus accrued and unpaid interest. In December 2013, we redeemed all of our 2015 Notes for a redemption price that included the outstanding principal amount of $150.0 million and a prepayment premium of $11.1 million, which is included in other expense, net. The transaction also resulted in the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and the write-off of $0.2 million for the remaining deferred debt issuance costs. Both of these amounts are included in interest expense.

5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of

December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of December 29, 2013.

Financing Lease Obligations. In September 2012, we entered into agreements with the lessors of buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in us being considered the owner of the buildings during the construction period. At the end of the construction period, we will not be reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases will qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 29, 2013, we had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term debt. At December 30, 2012, we had $34.6 million recorded for these financing lease obligations, of which $1.7 million was recorded as short-term debt and $32.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2013 and 2012, resulting in an annual dividend rate of $0.28 per share. At December 29, 2013, we had accrued $7.9 million for dividends declared on October 24, 2013 for the fourth quarter of fiscal year 2013, payable in February 2014. On January 24, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2014 that will be payable in May 2014. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at December 29, 2013 for continuing and discontinued operations. Purchase commitments are minimal and have been excluded from this table:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2016(1)	5.0% Sr. Notes Maturing 2021(2)(3)	Financing Lease Obligations	Employee Benefit Payments	Unrecognized Tax Benefits(4)	Total
	(In thousands)
2014	$56,481	$—	$25,000	$2,624	$29,916	$—	$114,021
2015	39,108	—	25,000	2,632	30,984	—	97,724
2016	27,220	397,000	25,000	2,641	31,438	—	483,299
2017	22,545	—	25,000	2,649	31,834	—	82,028
2018	19,509	—	25,000	2,802	32,599	—	79,910
2019 and thereafter	91,543	—	571,918	26,948	170,363	—	860,772
Total	$256,406	$397,000	$696,918	$40,296	$327,134	$—	$1,717,754
____________________________

(1)
The credit facility borrowings carry variable interest rates; the amount included in this table does not include interest obligations. On January 8, 2014, we refinanced our debt held under the senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility, with an initial maturity of January 8, 2019.

(2)	The 2021 Notes include interest obligations.

(3)	As of December 29, 2013 the 2021 Notes had a carrying value of $497.4 million.

(4)
We do not expect to cash settle any uncertain tax positions during fiscal year 2014. We have excluded $20.2 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Capital Expenditures
During fiscal year 2014, we expect to invest an amount for capital expenditures similar to that in fiscal year 2013, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At December 29, 2013, we had cash and cash equivalents of $173.2 million, of which $168.6 million was held by our non-U.S. subsidiaries, and we had $291.0 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at December 29, 2013.

We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $168.6 million of cash and cash equivalents held by our non-U.S. subsidiaries at December 29, 2013, we would incur U.S. taxes on approximately $145.0 million if transferred to the U.S. without proper planning. We expect the remaining accumulated non-U.S. cash balances, that may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2013, we repurchased approximately 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Repurchase Program. As of December 29, 2013, approximately 2.4 million shares authorized by our Board under the Repurchase Program remained available for repurchase.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During fiscal year 2013, we repurchased 127,544 shares of common stock for this purpose at an aggregate cost of $4.4 million.

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

Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $11.1 million in the aggregate during fiscal year 2014. We could potentially have to make additional funding payments in future periods for all pension plans. During fiscal year 2013, we made contributions of $37.0 million for the 2012 plan year to our defined benefit pension plan in the United States. During fiscal year 2013, we contributed $20.2 million, in the aggregate, to plans outside of the United States, which includes an additional contribution of $10.0 million to our defined benefit pension plan in the United Kingdom. During fiscal year 2012, we made a contribution of $17.0 million for the 2011 plan year to our defined benefit pension plans in the United States, and $10.9 million in the aggregate to our defined benefit pension plans outside of the United States. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

We entered into a strategic agreement in fiscal year 2012 under which we acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, we paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. During fiscal year 2013, we extended the existing agreement for an additional year. In addition, we entered into a new agreement to expand the distribution rights to the clinical and other related markets and acquired additional intangible assets. During fiscal year 2013, we paid $7.0 million for net intangible assets and $40.3 million for prepaid royalties. We do not expect to pay any additional prepaid royalties within the next twelve months. We expense royalties as revenue is recognized.

On August 22, 2013, we sold one of our facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, we entered into a lease agreement to lease back the property for our continued use. The lease has an initial term of 15 years and we have the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and we have deferred $26.5 million of gains which will be amortized in operating expenses over the initial lease term of 15 years. During fiscal year 2013, we amortized $0.6 million of deferred gains related to the lease. At December 29, 2013, $25.9 million of these deferred gains remained to be amortized.

Effects of Recently Adopted Accounting Pronouncements

During the first quarter of fiscal year 2013 we adopted new guidance on additional disclosure requirements of other comprehensive income. This new guidance requires the presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements or as a separate disclosure in the notes to the financial statements. The reclassifications out of accumulated other comprehensive income and into net income were not material for fiscal years 2013, 2012 or 2011. See Note 19 to our consolidated financial statements included in this annual report on Form 10-K for additional details.

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

Revenue from software licenses and services was 5% of our total revenue for fiscal year 2013, 3% of our total revenue for fiscal year 2012, and 2% of our total revenue for fiscal year 2011. We sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that was separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

Warranty costs. We provide for estimated warranty costs for products at the time of their sale. Warranty liabilities are estimated using expected future repair costs based on historical labor and material costs incurred during the warranty period.

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

Through fiscal year 2013, we conducted annual goodwill impairment assessments for our reporting units: analytical sciences and laboratory services, diagnostics, life sciences technology and medical imaging. We completed the annual goodwill impairment test using measurement dates of January 1, 2013 and January 2, 2012, and concluded based on the first step of the process that there was no goodwill impairment. At January 1, 2013, the fair value exceeded the carrying value by more than 30.0% for each reporting unit. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future. As part of integrating our recent acquisitions, in fiscal year 2012, we decided that prospectively we would primarily focus on the PerkinElmer trade name. Accordingly, we undertook a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, which resulted in pre-tax impairment charges of $74.2 million in fiscal year 2012. We concluded that the impairment for trade names was not a triggering event for goodwill because the impairment occurred as a result of our decision to phase out certain trade names. We do not believe that our future cash flows will be significantly impacted by these changes. During fiscal year 2013, we recorded a charge of $6.7 million for the impairment of certain long-lived assets within our Human Health segment, as the carrying amounts of the long-lived assets were not recoverable and exceeded their fair value. We recorded a charge of $3.0 million for the impairment of intangible assets during fiscal year 2011 within our Human Health segment for the full impairment of license agreements that we no longer intend to use. These non-cash impairments of long-lived assets, including intangible assets, have been recorded as a separate component of operating expenses.

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

We recognized income of $18.2 million in fiscal year 2013, a loss of $35.3 million in fiscal year 2012 and a loss of $75.0 million in fiscal year 2011 for our retirement and postretirement benefit plans, which includes the charge for the mark-to-market adjustment for the postretirement benefit plans, which generally is recorded in the fourth quarter. The gain or expense related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax income of $17.6 million in fiscal year 2013, a pre-tax loss of $31.8 million in fiscal year 2012 and a pre-tax loss of $67.9 million in fiscal year 2011. We expect expenses of approximately $1.7 million in fiscal year 2014 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2014. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of the financial markets. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2014. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2014. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year.

As of December 29, 2013, we estimate the expected long-term rate of return on assets in our pension portfolios in the United States to be 7.25% and to be 5.30% for all plans outside the United States. In addition, as of December 29, 2013 we estimate the discount rate for our pension portfolios in the United States to be 4.77% and to be 3.77% for all plans outside the United States. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.

If any of our assumptions were to change as of December 29, 2013, our pension plan expenses would also change.

		Increase (Decrease) at December 29, 2013
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(9,606)	(7,308)
	-0.25	10,136	7,645
Rate of return on pension plan assets	+1.00	(1,437)	(2,498)
	-1.00	1,437	2,498
Postretirement benefit plans discount rate	+0.25	N/A	(118)
	-0.25	N/A	62
Rate of return on postretirement benefit plan assets	+1.00	N/A	(134)
	-1.00	N/A	134

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

Dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended December 29, 2013, we recorded $1.8 million in pre-tax losses from the disposition of discontinued operations. Any such changes decrease or increase current earnings.

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

Taxes have not been provided on unremitted earnings of international subsidiaries that we consider indefinitely reinvested because we plan to keep these amounts indefinitely reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. Our indefinite reinvestment determination is based on the future operational and capital requirements. As of December 29, 2013, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $607.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 29, 2013.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $138.4 million at December 29, 2013 and $64.3 million at December 30, 2012, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during fiscal years 2013, 2012, and 2011.

As of December 29, 2013, we had no cash flow hedges outstanding, and as of December 30, 2012, we had two outstanding cash flow hedges. During fiscal year 2012, we entered into two forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of €50.0 million, designated as cash flow hedges. During fiscal year 2013, we settled these Euro denominated forward foreign exchange contracts. The derivative gains were amortized into interest and other expense, net when the hedged exposures affected interest and other expense, net. Such amounts were not material for fiscal year 2013.

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. During each of fiscal years 2013, 2012, and 2011, we amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, we redeemed all of our 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 29, 2013, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.6 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2013, the Value-At-Risk ranged between $0.4 million and $1.0 million, with an average of approximately $0.6 million.

Interest Rate Risk. As described above in “Item 7. Liquidity and Capital Resources,” our debt portfolio includes variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. During each of fiscal years 2013, 2012, and 2011, we amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, we redeemed all of our 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

Interest Rate Risk—Sensitivity. As of December 29, 2013, our debt portfolio consisted of $397.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $173.2 million at December 29, 2013. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $397.0 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 15 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.6 million for fiscal year 2014.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 15 basis points, in current interest rates would cause our cash outflows to increase by $0.6 million for fiscal year 2014.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands, except per share data)
Revenue
Product revenue	$1,498,070	$1,474,674	$1,319,510
Service revenue	668,162	640,531	598,998
Total revenue	2,166,232	2,115,205	1,918,508
Cost of product revenue	783,584	762,989	686,812
Cost of service revenue	405,674	389,010	383,896
Selling, general and administrative expenses	585,850	632,734	624,393
Research and development expenses	133,023	132,639	115,821
Restructuring and contract termination charges, net	33,928	25,137	13,452
Impairment of assets	6,731	74,153	3,006
Operating income from continuing operations	217,442	98,543	91,128
Interest and other expense, net	64,110	47,956	26,774
Income from continuing operations before income taxes	153,332	50,587	64,354
(Benefit from) provision for income taxes	(14,592)	(17,854)	63,182
Income from continuing operations	167,924	68,441	1,172
(Loss) gain on disposition of discontinued operations before income taxes	(1,810)	2,405	1,999
(Benefit from) provision for income taxes on disposition of discontinued operations	(1,098)	906	(4,484)
(Loss) gain on disposition of discontinued operations	(712)	1,499	6,483
Net income	$167,212	$69,940	$7,655
Basic earnings per share:
Income from continuing operations	$1.50	$0.60	$0.01
(Loss) income from discontinued operations and dispositions	(0.01)	0.01	0.06
Net income	$1.49	$0.61	$0.07
Diluted earnings per share:
Income from continuing operations	$1.48	$0.60	$0.01
(Loss) income from discontinued operations and dispositions	(0.01)	0.01	0.06
Net income	$1.47	$0.61	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Net income	$167,212	$69,940	$7,655
Other comprehensive income
Foreign currency translation adjustments	8,756	11,363	1,814
Unrecognized prior service costs, net of tax	(658)	(82)	107
Reclassification adjustments for losses on derivatives included in net income, net of tax	2,892	1,196	1,196
Unrealized gains (losses) on securities, net of tax	8	30	(59)
Other comprehensive income	10,998	12,507	3,058
Comprehensive income	$178,210	$82,447	$10,713

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	December 29, 2013	December 30, 2012
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$173,242	$171,444
Accounts receivable, net	470,028	457,011
Inventories	261,036	247,688
Other current assets	140,532	95,611
Total current assets	1,044,838	971,754
Property, plant and equipment, net	185,373	210,516
Marketable securities and investments	1,319	1,149
Intangible assets, net	460,430	529,901
Goodwill	2,143,120	2,122,788
Other assets, net	111,632	65,654
Total assets	$3,946,712	$3,901,762
Current liabilities:
Current portion of long-term debt	$2,624	$1,772
Accounts payable	167,196	168,943
Accrued restructuring and contract termination charges	26,374	21,364
Accrued expenses and other current liabilities	404,064	388,026
Current liabilities of discontinued operations	2,538	995
Total current liabilities	602,796	581,100
Long-term debt	932,104	938,824
Long-term liabilities	417,325	442,026
Total liabilities	1,952,225	1,961,950
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,626,000 and 115,036,000 shares at December 29, 2013 and December 30, 2012, respectively	112,626	115,036
Capital in excess of par value	119,906	209,610
Retained earnings	1,684,364	1,548,573
Accumulated other comprehensive income	77,591	66,593
Total stockholders’ equity	1,994,487	1,939,812
Total liabilities and stockholders’ equity	$3,946,712	$3,901,762

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended December 29, 2013

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(In thousands)
Balance, January 2, 2011	$115,715	$224,013	$1,534,635	$51,028	$1,925,391
Net income	—	—	7,655	—	7,655
Other comprehensive income	—	—	—	3,058	3,058
Dividends	—	—	(31,607)	—	(31,607)
Exercise of employee stock options and related income tax benefits	1,138	31,196	—	—	32,334
Issuance of common stock for employee benefit plans	103	2,094	—	—	2,197
Purchases of common stock	(4,084)	(105,921)	—	—	(110,005)
Issuance of common stock for long-term incentive program	285	8,372	—	—	8,657
Stock compensation	—	4,536	—	—	4,536
Balance, January 1, 2012	$113,157	$164,290	$1,510,683	$54,086	$1,842,216
Net income	—	—	69,940	—	69,940
Other comprehensive income	—	—	—	12,507	12,507
Dividends	—	—	(32,050)	—	(32,050)
Exercise of employee stock options and related income tax benefits	1,611	32,395	—	—	34,006
Issuance of common stock for employee benefit plans	54	1,269	—	—	1,323
Purchases of common stock	(82)	(2,022)	—	—	(2,104)
Issuance of common stock for long-term incentive program	296	8,659	—	—	8,955
Stock compensation	—	5,019	—	—	5,019
Balance, December 30, 2012	$115,036	$209,610	$1,548,573	$66,593	$1,939,812
Net income	—	—	167,212	—	167,212
Other comprehensive income	—	—	—	10,998	10,998
Dividends	—	—	(31,421)	—	(31,421)
Exercise of employee stock options and related income tax benefits	947	18,895	—	—	19,842
Issuance of common stock for employee benefit plans	90	2,642	—	—	2,732
Purchases of common stock	(3,728)	(123,670)	—	—	(127,398)
Issuance of common stock for long-term incentive program	281	7,976	—	—	8,257
Stock compensation	—	4,453	—	—	4,453
Balance, December 29, 2013	$112,626	$119,906	$1,684,364	$77,591	$1,994,487

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Operating activities:
Net income	$167,212	$69,940	$7,655
Less: loss (income) from discontinued operations and dispositions, net of income taxes	712	(1,499)	(6,483)
Income from continuing operations	167,924	68,441	1,172
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	33,928	25,137	13,452
Depreciation and amortization	128,471	126,865	110,921
Stock-based compensation	14,053	21,031	15,482
Pension and other postretirement expense	(18,176)	35,336	74,974
Deferred taxes	(29,907)	(65,551)	(289)
Contingencies and non-cash tax matters	(34,455)	1,382	5,482
Amortization of deferred debt issuance costs, interest rate hedges and accretion of discounts	6,502	3,517	5,651
(Gains) losses on dispositions, net	(1,566)	—	113
Amortization of acquired inventory revaluation	203	5,214	4,092
Asset Impairments	6,731	74,153	3,006
Changes in assets and liabilities which (used) provided cash, excluding effects from companies purchased and divested:
Accounts receivable, net	(14,440)	(44,626)	(20,597)
Inventories, net	(13,851)	(8,213)	(2,200)
Accounts payable	(1,800)	(7,876)	(1,776)
Excess tax benefit from exercise of common stock options	—	(1,767)	(9,321)
Accrued expenses and other	(85,564)	(79,468)	33,841
Net cash provided by operating activities of continuing operations	158,053	153,575	234,003
Net cash provided by (used in) operating activities of discontinued operations	538	(1,405)	(9,129)
Net cash provided by operating activities	158,591	152,170	224,874
Investing activities:
Capital expenditures	(38,991)	(42,408)	(30,592)
Proceeds from dispositions of property, plant and equipment, net	52,202	—	456
Changes in restricted cash balances	—	487	1,250
Proceeds from surrender of life insurance policies	783	—	814
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(15,699)	(40,858)	(914,041)
Net cash used in investing activities of continuing operations	(1,705)	(82,779)	(942,113)
Net cash provided by investing activities of discontinued operations	494	2,470	32,252
Net cash used in investing activities	(1,211)	(80,309)	(909,861)
Financing activities:
Payments on revolving credit facility	(538,000)	(435,850)	(763,000)
Proceeds from revolving credit facility	677,000	395,000	787,000
Prepayment of long-term debt	(150,000)	—	—
Premium on prepayment of long-term debt	(11,119)	—	—
Proceeds from sale of senior debt	—	—	496,860
Payments of debt issuance costs	—	(416)	(10,531)
Proceeds from (payments on) other credit facilities	5,281	5,274	(2,303)
Settlement of cash flow hedges	1,363	4,050	—
Payments for acquisition-related contingent consideration	—	(12,459)	(137)
Excess tax benefit from exercise of common stock	—	1,767	9,321
Proceeds from issuance of common stock under stock plans	20,313	32,478	23,736
Purchases of common stock	(127,398)	(2,104)	(110,005)
Dividends paid	(31,600)	(31,903)	(31,829)
Net cash (used in) provided by financing activities of continuing operations	(154,160)	(44,163)	399,112
Net cash used in financing activities of discontinued operations	—	—	(1,908)
Net cash (used in) provided by financing activities	(154,160)	(44,163)	397,204
Effect of exchange rate changes on cash and cash equivalents	(1,422)	1,404	10,039
Net increase (decrease) in cash and cash equivalents	1,798	29,102	(277,744)
Cash and cash equivalents at beginning of year	171,444	142,342	420,086
Cash and cash equivalents at end of year	$173,242	$171,444	$142,342
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$39,904	$40,447	$12,184
Income taxes	$36,675	$53,281	$41,644

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through its advanced technologies, solutions and services, critical issues are addressed that help to improve the health and safety of people and their environment. The results are reported within two reporting segments: Human Health and Environmental Health.

The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company has two operating segments; Human Health and Environmental Health. The Company’s Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within the Human Health segment, the Company serves both the diagnostics and research markets. The Company’s Environmental Health segment provides products, services and solutions to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. The Environmental Health segment serves the environmental, industrial and laboratory services markets.

The Company realigned its organization at the beginning of fiscal year 2013. The Company's Informatics business, as well as its field service on products previously sold by the Company's former Bio-discovery business, were moved from the Environmental Health segment into the Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of the Company's operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. Each of the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 included 52 weeks. The fiscal year ending December 28, 2014 will also include 52 weeks.

The Company has evaluated subsequent events from December 29, 2013 through the date of the issuance of these consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

Revenue from software licenses and services was 5% of the Company's total revenue for fiscal year 2013, 3% of the Company's total revenue for fiscal year 2012, and 2% of the Company's total revenue for fiscal year 2011. The Company sells its software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, the Company determines VSOE of fair value to be the price charged when the undelivered element is sold separately. The Company determines VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. The Company determines VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

Warranty Costs:    The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities are estimated using expected future repair costs based on historical labor and material costs incurred during the warranty period.

Shipping and Handling Costs:    The Company reports shipping and handling revenue in revenue, to the extent they are billed to customers, and the associated costs in cost of product revenue.

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

Property, Plant and Equipment:    The Company depreciates plant and equipment using the straight-line method over its estimated useful lives, which generally fall within the following ranges: buildings- 10 to 40 years; leasehold improvements-estimated useful life or remaining term of lease, whichever is shorter; and machinery and equipment- 3 to 7 years. Certain tooling costs are capitalized and amortized over a 3-year life, while repairs and maintenance costs are expensed.

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

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions considered permanent in nature, are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in other expense, net, and were not material.

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

Goodwill and Other Intangible Assets:    The Company’s intangible assets consist of (i) goodwill, which is not being amortized; (ii) indefinite lived intangibles, which consist of certain trademarks and trade names that are not subject to amortization; and (iii) amortizing intangibles, which consist of patents, trade names and trademarks, licenses, customer relationships, and purchased technologies, which are being amortized over their estimated useful lives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents:    The Company considers all highly liquid unrestricted instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturities of these instruments.

Environmental Matters:    The Company accrues for costs associated with the remediation of environmental pollution when it is probable that a liability has been incurred and the Company’s proportionate share of the amount can be reasonably estimated. The recorded liabilities have not been discounted.

Research and Development:    Research and development costs are expensed as incurred. The fair value of acquired in-process research and development ("IPR&D") costs are recorded at fair value as an intangible asset at the acquisition date and amortized once the product is ready for sale or expensed if abandoned.

Restructuring Charges:    In recent fiscal years, the Company has undertaken a series of restructuring actions related to the alignment with the Company’s growth strategy, the impact of acquisitions, divestitures and the integration of its business units. In connection with these initiatives, the Company has recorded restructuring charges, as more fully described in Note 4, below. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period. Costs related to lease terminations are recorded at the fair value of the liability based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property, at the date the Company ceases use.

Comprehensive Income:    In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring the presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements or as a separate disclosure in the notes to the financial statements. The reclassifications out of accumulated other comprehensive income and into net income were not material for the fiscal years ending December 29, 2013, December 30, 2012 and January 1, 2012. See Note 19 for additional details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive income, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Settled cash flow hedges related to forecasted transactions that remain probable are recorded as a component of other comprehensive income and are subsequently amortized into net earnings when the hedged exposure affects net earnings. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. As of December 29, 2013, the Company had no outstanding cash flow hedges, and as of December 30, 2012, the Company had two outstanding cash flow hedges with Euro denominated notional amounts of €50.0 million. The Company also has entered into foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into net earnings on the consolidated financial statements.

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

Acquisitions in fiscal year 2013
The Company completed the acquisition of four businesses for total consideration of $11.4 million, in cash. As of the closing dates, the Company potentially had to pay additional contingent consideration for the four acquired businesses of up to $2.2 million, which at closing had an estimated fair value of $1.1 million. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Company's operations from the acquisition dates. As of December 29, 2013, the purchase accounting allocations related to these acquisitions were preliminary.

Acquisition in fiscal year 2012
Acquisition of Haoyuan Biotech Co., Ltd. In November 2012, the Company acquired all outstanding stock of Shanghai Haoyuan Biotech Co., Ltd. ("Haoyuan"). Haoyuan is a provider of nucleic acid-based blood screening solutions for the blood banking and clinical diagnostics markets. The Company expects this acquisition to extend the Company's capabilities into nucleic acid blood screening, as well as deepen its position in the growing molecular clinical diagnostics market in China. The Company paid the shareholders of Haoyuan $38.0 million in cash for the stock of Haoyuan. The Company recorded a receivable of $2.7 million from the shareholders of Haoyuan as a reduction of purchase price for the settlement of certain contingencies. This receivable was collected in fiscal year 2013. As of the closing date, the Company potentially had to pay the shareholders additional contingent consideration of up to $30.0 million, which at closing had an estimated fair value of $1.9 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date.

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

The weighted average amortization periods of identifiable definite-lived intangible assets for core technology and trade names were 8 years.

Acquisitions in fiscal year 2011
Acquisition of Caliper Life Sciences, Inc. In November 2011, the Company acquired all of the outstanding stock of Caliper Life Sciences, Inc. ("Caliper"). Caliper is a provider of imaging and detection solutions for life sciences research, diagnostics and environmental markets. Caliper develops and sells integrated systems, consisting of instruments, software, reagents, laboratory automation tools, and assay development and discovery services, primarily to pharmaceutical, biotechnology, and diagnostics companies, and government and other not-for-profit research institutions. The Company paid the shareholders of Caliper $646.3 million in cash for the stock of Caliper. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, licenses, customer relationships, and trade names, acquired as part of this acquisitions had weighted average amortization periods of 5 years for core technology, 6 years for licenses, 7 years for customer relationships, and 7 years for trade names.

In addition to the Caliper acquisition, the Company completed the acquisition of seven businesses in fiscal year 2011 for total consideration of $333.6 million, in cash. As of the closing dates, the Company potentially had to pay additional contingent consideration for the seven acquired businesses of up to $50.8 million, which at closing had an estimated fair value of $20.1 million. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, of which $4.7 million is tax deductible. The Company reported the operations for these acquisitions within the results of the operations from the acquisition dates. Identifiable definite-lived intangible assets, such as customer relationships, core technology, IPR&D, licenses, and trade names, acquired as part of these acquisitions had weighted average amortization periods between 7 years and 11 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for the acquisitions in fiscal year 2011 have been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Caliper	Other
	(In thousands)
Fair value of business combination:
Cash payments	$646,317	$333,581
Contingent consideration	—	20,124
Working capital and other adjustments	—	32
Less: cash acquired	(43,576)	(26,923)
Total	$602,741	$326,814
Identifiable assets acquired and liabilities assumed:
Current assets	$55,027	$16,857
Property, plant and equipment	14,580	1,661
Identifiable intangible assets:
Core technology	52,000	35,724
Trade names	14,200	3,374
Licenses	18,000	3,000
Customer relationships	93,000	96,910
IPR&D	—	3,839
Goodwill	353,103	236,573
Deferred taxes	52,472	(45,017)
Deferred revenue	(6,554)	(10,496)
Liabilities assumed	(43,087)	(15,611)
Total	$602,741	$326,814

Caliper's revenue and pre-tax loss from continuing operations for the period from the acquisition date to January 1, 2012 were $29.3 million and $3.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and Caliper as if the acquisition of Caliper had been completed at the beginning of fiscal year 2011:

January 1, 2012
(In thousands)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$2,042,730
Loss from continuing operations	(25,854)
Basic loss per share:
Continuing operations	$(0.23)
Diluted loss per share:
Continuing operations	$(0.23)

The unaudited pro forma information for fiscal year 2011 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2011 unaudited pro forma loss from continuing operations was adjusted to exclude approximately $18.1 million of acquisition-related transaction costs. In addition, the fiscal year 2011 unaudited pro forma loss from continuing operations was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the acquisition of Caliper that were recorded by the Company related to the completion of this acquisition. The pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory and deferred revenue, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of fiscal year 2011, or of future results of the consolidated entities.

The Company does not consider the acquisitions completed during fiscal years 2013, 2012, and 2011, with the exception of the Caliper acquisition, to be material to its consolidated results of operations; therefore, the Company is only presenting pro forma financial information of operations for the Caliper acquisition. The aggregate revenue and results of operations for the acquisitions completed during fiscal years 2013 and 2012 for the period from their respective acquisition dates to December 29, 2013 and December 30, 2012 were minimal. The aggregate revenue for the acquisitions, with the exception of Caliper, completed during fiscal year 2011 for the period from their respective acquisition dates to January 1, 2012 was $32.4 million and the results of operations were minimal. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 29, 2013 the purchase price allocations for acquisitions completed in fiscal years 2012 and 2011 were final. The preliminary allocation of the purchase price for acquisitions completed in fiscal year 2013 were based upon an initial valuation. The Company's estimates and assumptions underlying the initial valuation are subject to change within the measurement period, which is up to one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition date during the measurement period. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the preliminary allocation of the purchase price during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocation of the purchase price made during the measurement period would be as if the adjustments had been completed on the acquisition date. The effects of any such adjustments, if material, may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement period are included in current period earnings.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.3 million as of December 29, 2013. As of December 29, 2013, the Company has recorded contingent consideration obligations relating to its acquisitions of Dexela Limited, Haoyuan and Tetra Teknolojik Sistemler Limited Sirketi, with an estimated fair value of $4.9 million. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets, or the recognition of additional consideration which would be expensed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third-party to assume the obligation.

Total transaction costs related to acquisition activities for fiscal years 2013, 2012, and 2011 were $0.1 million, $1.2 million and $10.7 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Note 3:	Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining liabilities of these businesses have been presented separately, and are reflected within liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 29, 2013 and December 30, 2012.

The Company recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations during the three fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Gain (loss) on disposition of Photoflash business	$493	$2,459	$(134)
Loss on disposition of Technical Services business	(2,100)	—	—
Net (loss) gain on disposition of other discontinued operations	(203)	(54)	2,133
Net (loss) gain on disposition of discontinued operations before income taxes	$(1,810)	$2,405	$1,999

In June 2010, the Company sold its Photoflash business, which was included in the Company's Environmental Health segment, for $13.5 million, including an adjustment for net working capital, plus potential additional contingent consideration. The Company recognized a pre-tax gain of $0.5 million in fiscal year 2013 and a pre-tax gain of $2.5 million in fiscal year 2012 for contingent consideration related to this sale.

In August 1999, the Company sold the assets of its Technical Service business for approximately $250.0 million in cash and the assumption by the buyer of certain liabilities of the Technical Services business. During fiscal year 2013, the Company recorded a pre-tax loss of $2.1 million for a contingency related to this business.

During fiscal years 2013, 2012, and 2011, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized a pre-tax gain of $2.1 million in fiscal year 2011. The fiscal year 2011 pre-tax gain included a $4.0 million gain for contingent consideration related to the sale of the Company's semiconductor business in fiscal year 2006, which was partially offset by a pre-tax loss of $1.8 million related to updating the net working capital adjustment associated with the sale of the Company's Illumination and Detection Solutions ("IDS") business in fiscal year 2010.

The Company recognized a tax benefit of $1.1 million on discontinued operations in fiscal year 2013, a tax provision of $0.9 million on discontinued operations in fiscal year 2012 and a tax benefit of $4.5 million in fiscal year 2011 on discontinued operations. The recognition of $4.5 million income tax benefit in fiscal year 2011 was primarily the result of a change in estimate related to the federal income tax liability associated with the repatriation of the unremitted earnings of the IDS and Photoflash businesses, as further described in Note 6, below, partially offset by the tax provision on the contingent consideration received in fiscal year 2011 related to the sale of the Company's semiconductor business in fiscal year 2006.

Note 4:	Restructuring and Contract Termination Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges, and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges and are included as a component of operating expenses from continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring plans for the fourth and third quarters of fiscal year 2013 were principally intended to shift certain of the Company's research and development resources into a newly opened Center for Innovation. The restructuring plan for the second quarter of fiscal year 2013 was principally intended to shift certain of the Company's operations into a newly established shared service center as well as realign operations, research and development resources and production resources as a result of previous acquisitions. The restructuring plan for the first quarter of fiscal year 2013 was principally intended to focus resources on higher growth end markets. The restructuring plan for the fourth quarter of fiscal year 2012 was principally intended to shift resources to higher growth geographic regions and end markets. The restructuring plan for the third quarter of fiscal year 2012 was principally intended to shift certain of the Company's operations into a newly established shared service center. The restructuring plans for the first and second quarters of fiscal year 2012 were principally intended to realign operations, research and development resources and production resources as a result of previous acquisitions.

A description of the restructuring plans and the activity recorded are as follows:

Q4 2013 Restructuring Plan
During the fourth quarter of fiscal year 2013, the Company’s management approved a plan principally intended to shift certain of the Company's research and development resources into a newly opened Center for Innovation (the “Q4 2013 Plan”). As a result of the Q4 2013 Plan, the Company recognized a $8.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $3.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q4 2013 Plan, the Company reduced headcount by 74 employees. All employees were notified of termination under the Q4 2013 Plan by December 29, 2013.

The following table summarizes the Q4 2013 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$3,912	$7,271	$11,183
Amounts paid and foreign currency translation	(1,924)	(417)	(2,341)
Balance at December 29, 2013	$1,988	$6,854	$8,842

The Company anticipates that the remaining severance payments of $2.0 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014. The Company also anticipates that the remaining payments of $6.9 million, net of estimated sublease income, for the closure of the excess facility space will be paid through fiscal year 2019, in accordance with the terms of the applicable leases.

Q3 2013 Restructuring Plan
During the third quarter of fiscal year 2013, the Company’s management approved a plan principally intended to shift certain of the Company's research and development resources into a newly opened Center for Innovation (the “Q3 2013 Plan”). As a result of the Q3 2013 Plan, the Company recognized a $0.5 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. As part of the Q3 2013 Plan, the Company reduced headcount by 30 employees. All employees were notified of termination under the Q3 2013 Plan by September 29, 2013.

The following table summarizes the Q3 2013 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$394	$138	$532
Amounts paid and foreign currency translation	(257)	(138)	(395)
Balance at December 29, 2013	$137	$—	$137

The Company anticipates that the remaining severance payments of $0.1 million for workforce reductions will be completed by the end of the second quarter of fiscal year 2014. The closure of the facility space will not require any additional payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q2 2013 Restructuring Plan
During the second quarter of fiscal year 2013, the Company’s management approved a plan principally intended to shift certain of the Company's operations into a newly established shared service center as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2013 Plan”). As a result of the Q2 2013 Plan, the Company initially recognized a $9.9 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space, and recognized a $8.8 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. Subsequent to the initial charge, the Company recorded an additional $0.6 million pre-tax restructuring charge in the Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period. As part of the Q2 2013 Plan, the Company reduced headcount by 265 employees. All employees were notified of termination under the Q2 2013 Plan by June 30, 2013.

The following table summarizes the Q2 2013 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$18,746	$572	$19,318
Amounts paid and foreign currency translation	(5,996)	(572)	(6,568)
Balance at December 29, 2013	$12,750	$—	$12,750

The Company anticipates that the remaining severance payments of $12.8 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014. The closure of the facility space will not require any additional payments.

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

The following table summarizes the Q1 2013 Plan activity:

Severance
(In thousands)
Provision	$2,585
Amounts paid and foreign currency translation	(2,377)
Balance at December 29, 2013	$208

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Q4 2012 Plan activity:

Severance
(In thousands)
Provision	$2,936
Amounts paid and foreign currency translation	(254)
Balance at December 30, 2012	2,682
Amounts paid and foreign currency translation	(2,089)
Balance at December 29, 2013	$593

The Company anticipates that the remaining severance payments of $0.6 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014.

Q3 2012 Restructuring Plan
During the third quarter of fiscal year 2012, the Company’s management approved a plan to shift certain of the Company's operations into a newly established shared service center (the “Q3 2012 Plan”). As a result of the Q3 2012 Plan, and during fiscal year 2012, the Company recognized $3.9 million pre-tax restructuring charges in each of the Human Health and Environmental Health segments related to a workforce reduction from reorganization activities. During fiscal year 2013, the Company recorded a pre-tax restructuring reversal of $0.3 million in each of the Human Health and Environmental Health segments due to lower than expected costs associated with remaining severance payments. As part of the Q3 2012 Plan, the Company reduced headcount by 66 employees. All employees were notified of termination under the Q3 2012 Plan by September 30, 2012.

The following table summarizes the Q3 2012 Plan activity:

Severance
(In thousands)
Provision	$7,446
Change in estimate	326
Amounts paid and foreign currency translation	(219)
Balance at December 30, 2012	7,553
Change in estimate	(524)
Amounts paid and foreign currency translation	(3,271)
Balance at December 29, 2013	$3,758

The Company anticipates that the remaining severance payments of $3.8 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014.
Q2 2012 Restructuring Plan
During the second quarter of fiscal year 2012, the Company’s management approved a plan to realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2012 Plan”). As a result of the Q2 2012 Plan, and during fiscal year 2012, the Company recognized a $7.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2013, the Company recorded an additional $2.1 million pre-tax restructuring charge in the Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period. In addition during fiscal year 2013, the Company recorded a pre-tax restructuring reversal of $0.3 million due to lower than expected costs associated with remaining severance payments. The Company expects to recognize an additional $0.1 million of incremental restructuring expense in future periods as services are provided for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits. This expense will be recognized ratably over the required service period. As part of the Q2 2012 Plan, the Company will reduce headcount by 203 employees. All employees were notified of termination under the Q2 2012 Plan by July 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Q2 2012 Plan activity:

Severance
(In thousands)
Provision	$7,422
Amounts paid and foreign currency translation	(2,836)
Balance at December 30, 2012	4,586
Provision	2,115
Change in estimate	(294)
Amounts paid and foreign currency translation	(5,072)
Balance at December 29, 2013	$1,335
The Company anticipates that the remaining severance payments of $1.3 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014.
Q1 2012 Restructuring Plan
During the first quarter of fiscal year 2012, the Company’s management approved a plan to realign operations and production resources as a result of previous acquisitions (the “Q1 2012 Plan”). As a result of the Q1 2012 Plan, and during fiscal year 2012, the Company recognized a $5.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $1.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. During fiscal year 2013, the Company recorded a pre-tax restructuring reversal of $0.4 million in the Human Health segment and a pre-tax restructuring reversal of $0.1 million in the Environmental Health segment due to lower than expected costs associated with remaining severance payments. As part of the Q1 2012 Plan, the Company reduced headcount by 112 employees. All employees were notified of termination and the Company completed all actions related to the closure of excess facility space under the Q1 2012 Plan by April 1, 2012.

The following table summarizes the Q1 2012 Plan activity:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Provision	$6,315	$79	$6,394
Amounts paid and foreign currency translation	(5,034)	(79)	(5,113)
Balance at December 30, 2012	1,281	—	1,281
Change in estimate	(537)	—	(537)
Amounts paid and foreign currency translation	(619)	—	(619)
Balance at December 29, 2013	$125	$—	$125
The Company anticipates that the remaining severance payments of $0.1 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014. The closure of the excess facility space will not require any additional payments.

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal years 2001 through 2011 were workforce reductions related to the integration of the Company’s businesses in order to reduce costs and achieve operational efficiencies as well as workforce reductions in both the Human Health and Environmental Health segments by shifting resources into geographic regions and end markets that are more consistent with the Company’s growth strategy. During fiscal year 2013, the Company paid $2.4 million related to these plans and recorded a reversal of $1.1 million primarily related to lower than expected costs associated with workforce reductions within both the Human Health and the Environmental Health segments. As of December 29, 2013, the Company had $7.5 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Termination Charges
The Company has terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded an additional pre-tax charge of $0.7 million in fiscal year 2013, a pre-tax charge of $1.5 million in fiscal year 2012 and a pre-tax charge of $2.0 million in fiscal year 2011, primarily as a result of terminating various contractual commitments in the Environmental Health segment. The Company made payments for these obligations of $1.0 million during fiscal year 2013, $2.9 million during fiscal year 2012, and $0.4 million during fiscal year 2011. The remaining balance of these accruals as of December 29, 2013 was $0.3 million.

Note 5:	Interest and Other Expense, Net

Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Interest income	$(650)	$(747)	$(1,884)
Interest expense	49,924	45,787	24,783
Other expense, net	14,836	2,916	3,875
Total interest and other expense, net	$64,110	$47,956	$26,774

In December 2013, the Company redeemed all of its 6% senior unsecured notes due in 2015 (the “2015 Notes”) for a redemption price that included the outstanding principal amount of $150.0 million and a prepayment premium of $11.1 million, which is included in other expense, net. The transaction also resulted in the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and the write-off of $0.2 million for the remaining deferred debt issuance costs. Both of these amounts are included in interest expense.

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Unrecognized tax benefits, beginning of period	$58,110	$51,740	$39,226
Gross increases—tax positions in prior period	325	10,653	2,753
Gross decreases—tax positions in prior period	(10,539)	(4,665)	(4,729)
Gross increases—current-period tax positions	2,222	3,343	2,451
Gross increases—related to acquisitions	—	—	14,412
Settlements	(3,643)	(2,822)	(430)
Lapse of statute of limitations	(6,495)	(595)	(2,224)
Foreign currency translation adjustments	(570)	456	281
Unrecognized tax benefits, end of period	$39,410	$58,110	$51,740

The Company classifies interest and penalties as a component of income tax expense. At December 29, 2013, the Company had accrued interest and penalties of approximately $4.0 million and $0.4 million, respectively. During fiscal year 2013, the Company recognized a benefit of approximately $3.9 million for interest and a benefit of $3.7 million for penalties in its total tax provision primarily due to settlements and statues that had lapsed. During fiscal year 2012, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized a charge of approximately $1.1 million for interest and a benefit of $2.2 million for penalties in its total tax provision. During fiscal year 2011, the Company recognized interest and penalties of approximately $0.5 million and zero, respectively, in its total tax provision. At December 29, 2013, the Company had gross tax effected unrecognized tax benefits of $39.4 million, of which $33.4 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

The Company believes that it is reasonably possible that approximately $4.0 million of its uncertain tax positions at December 29, 2013, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statues of limitations and potential settlements. Various tax years after 2006 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

During fiscal year 2013, the Company recorded net discrete income tax benefits of $24.0 million primarily for reversals of uncertain tax position reserves and resolution of other tax matters.

The components of (loss) income from continuing operations before income taxes were as follows for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
U.S.	$(82,253)	$(118,546)	$(145,298)
Non-U.S.	235,585	169,133	209,652
Total	$153,332	$50,587	$64,354

On a U. S. income tax basis, the Company has reported significant taxable income over the three year period ended December 29, 2013. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current Expense (Benefit)	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 29, 2013
Federal	$(1,292)	$(29,961)	$(31,253)
State	1,582	(2,147)	(565)
Non-U.S.	15,025	2,201	17,226
Total	$15,315	$(29,907)	$(14,592)
Fiscal year ended December 30, 2012
Federal	$(5,234)	$(34,920)	$(40,154)
State	2,617	(2,794)	(177)
Non-U.S.	50,314	(27,837)	22,477
Total	$47,697	$(65,551)	$(17,854)
Fiscal year ended January 1, 2012
Federal	$18,309	$8,615	$26,924
State	3,397	(4,583)	(1,186)
Non-U.S.	41,765	(4,321)	37,444
Total	$63,471	$(289)	$63,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Continuing operations	$(14,592)	$(17,854)	$63,182
Discontinued operations	(1,098)	906	(4,484)
Total	$(15,690)	$(16,948)	$58,698

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision (benefit) is as follows for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Tax at statutory rate	$53,663	$17,708	$22,526
Non-U.S. rate differential, net	(36,377)	(26,652)	(37,797)
U.S. taxation of multinational operations	3,658	1,727	1,487
State income taxes, net	(2,145)	3,265	(5,536)
Prior year tax matters	(23,534)	3,389	(9,079)
Estimated taxes on repatriation	—	—	79,662
Federal tax credits	(5,452)	(1,657)	(1,509)
Change in valuation allowance	(4,675)	(14,446)	11,364
Other, net	270	(1,188)	2,064
Total	$(14,592)	$(17,854)	$63,182

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 29, 2013 and December 30, 2012 were as follows:

	December 29, 2013	December 30, 2012
	(In thousands)
Deferred tax assets:
Inventory	$9,850	$9,893
Reserves and accruals	30,269	19,845
Accrued compensation	15,920	15,803
Net operating loss and credit carryforwards	132,710	165,274
Accrued pension	23,353	34,016
Restructuring reserve	6,853	7,951
Deferred revenue	42,687	42,054
All other, net	1,666	1,432
Total deferred tax assets	263,308	296,268
Deferred tax liabilities:
Postretirement health benefits	(3,894)	(3,472)
Depreciation and amortization	(163,269)	(191,075)
Repatriation accrual	—	(31,447)
Total deferred tax liabilities	(167,163)	(225,994)
Valuation allowance	(63,139)	(67,814)
Net deferred tax assets	$33,006	$2,460

At December 29, 2013, the Company had state net operating loss carryforwards of $275.0 million, foreign net operating loss carryforwards of $177.2 million, state tax credit carryforwards of $11.9 million, general business tax credit carryforwards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $29.6 million, and foreign tax credit carryforwards of $5.0 million. These are subject to expiration in years ranging from 2014 to 2032, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At December 29, 2013, the Company also had U.S. federal net operating loss carryforwards of $113.4 million as a result of acquisitions. The Company acquired estimated utilizable U.S. federal loss carryforwards of $223.4 million as a result of the Caliper acquisition during fiscal year 2011, of which $88.8 million remain at December 29, 2013. The utilization of these losses and credits is subject to annual limitations based on Section 382 of the Internal Revenue Code of 1986, as amended. These federal losses and credits will expire in fiscal years 2014 through 2030.

Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. There were $10.4 million of valuation allowances provided on acquired tax attributes in connection with business combinations occurring in fiscal year 2011. The decrease in the valuation allowance in fiscal year 2013 is primarily due to the anticipated utilization of attributes in certain foreign jurisdictions. The change in the Company's valuation allowance during fiscal year 2012 was primarily due to the reversal of valuation allowances for two of the Company’s non-U.S. subsidiaries when it became more likely than not that the subsidiaries’ deferred tax assets would be realized.

Current deferred tax assets of $78.3 million and $34.9 million were included in other current assets at December 29, 2013 and December 30, 2012, respectively. Long-term deferred tax liabilities of $45.3 million and $32.4 million were included in other long-term liabilities at December 29, 2013 and December 30, 2012, respectively.

The components of net deferred tax assets (liabilities) as of December 29, 2013 and December 30, 2012 were as follows:

	December 29, 2013	December 30, 2012
	(In thousands)
U.S.	$22,565	$(10,919)
Non-U.S.	10,441	13,379
Total	$33,006	$2,460

As a result of the sale of the IDS and Photoflash businesses in fiscal year 2010, the Company concluded that the remaining operations within those foreign subsidiaries previously containing IDS and Photoflash operations did not require the same level of capital as previously required, and therefore the Company planned to repatriate approximately $250.0 million of previously unremitted earnings and provided for the estimated taxes on the repatriation of those earnings. The impact of this tax provision in fiscal year 2010 was an increase to the Company’s tax provision of $65.8 million in discontinued operations. The Company utilized existing tax attributes to minimize the cash taxes paid on the repatriation. As of January 1, 2012, the Company had completed the repatriation of the previously unremitted earnings of the IDS and Photoflash businesses, and reduced the recorded estimated tax liability associated with the repatriation by $6.7 million. This change in estimate was recorded as a credit to discontinued operations during fiscal year 2011.

As a result of the Caliper acquisition, the Company concluded in fiscal year 2011 that certain foreign operations did not require the same level of capital as previously expected, and therefore the Company planned to repatriate approximately $350.0 million of previously unremitted earnings and has provided for the estimated taxes on the repatriation of those earnings. As a result of the planned repatriation, the Company recorded an increase to the Company’s tax provision of $79.7 million in continuing operations in fiscal year 2011. The Company utilized tax attributes, primarily those acquired in the Caliper acquisition, to minimize the cash taxes paid on the repatriation. As of December 29, 2013, the Company had completed the repatriation of the $350.0 million of foreign earnings.

Taxes have not been provided on unremitted earnings of international subsidiaries that the Company considers indefinitely reinvested because the Company plans to keep these amounts indefinitely reinvested overseas except for instances where the Company can remit such earnings to the U.S. without an associated net tax cost. The Company's indefinite reinvestment determination is based on the future operational and capital requirements. As of December 29, 2013, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $607.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

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

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Number of common shares—basic	112,254	113,728	112,976
Effect of dilutive securities:
Stock options	982	847	739
Restricted stock awards	267	285	149
Number of common shares—diluted	113,503	114,860	113,864
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	485	1,288	2,281

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $30.2 million and $23.4 million as of December 29, 2013 and December 30, 2012, respectively.

Note 9:	Inventories, Net

Inventories as of December 29, 2013 and December 30, 2012 consisted of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Raw materials	$92,891	$74,924
Work in progress	15,505	12,768
Finished goods	152,640	159,996
Total inventories, net	$261,036	$247,688

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of December 29, 2013 and December 30, 2012, consisted of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Land	$1,779	$8,050
Building and leasehold improvements	174,449	180,821
Machinery and equipment	327,956	324,608
Total property, plant and equipment	504,184	513,479
Accumulated depreciation	(318,811)	(302,963)
Total property, plant and equipment, net	$185,373	$210,516

Depreciation expense on property, plant and equipment for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 was $38.1 million, $35.6 million and $30.9 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of December 29, 2013 and December 30, 2012 consisted of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Marketable securities	$1,319	$1,149

Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income in stockholders’ equity, was a $0.01 million gain in fiscal year 2013 and $0.03 million gain in fiscal year 2012. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of December 29, 2013 and December 30, 2012 consisted of the following:

	Market	Gross Unrealized Holding
	Value	Cost	Gains	(Losses)
		(In thousands)
December 29, 2013
Equity securities	$740	$871	$—	$(131)
Fixed-income securities	308	308	—	—
Other	271	334	—	(63)
	$1,319	$1,513	$—	$(194)
December 30, 2012
Equity securities	$657	$804	$—	$(147)
Fixed-income securities	294	294	—	—
Other	198	261	—	(63)
	$1,149	$1,359	$—	$(210)

Note 12:	Goodwill and Intangible Assets, Net

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

As discussed in Note 23, the Company realigned its organization at the beginning of fiscal year 2013, which resulted in a change in the composition of the Company's reporting units and reportable segments. The Company's Informatics business, as well as its field service on products previously sold by the Company's former Bio-discovery business, were moved from the Environmental Health segment into the Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of the Company's operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments. As a result of the realignment, the Company reallocated goodwill from the Environmental Health segment to the Human Health segment based on the relative fair value, determined using the income approach, of the businesses within the historical Environmental Health segment. The change resulted in $215.7 million of goodwill being allocated from the Environmental Health segment to the Human Health segment.

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment testing for its reporting units as of January 1, 2013, its annual impairment date for fiscal year 2013, which was based on the change in the reporting structure. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 30.0% for each reporting unit.

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

As part of integrating the Company's recent acquisitions, in the fourth quarter of fiscal year 2012, the Company decided that prospectively it would primarily focus on the PerkinElmer trade name. Accordingly, the Company undertook a review of certain of its trade names within its portfolio as part of a realignment of its marketing strategy. The process resulted in the Company determining that the lives of certain trade names that it intends to phase out should be shortened, and in certain cases non-amortizing trade names were determined to no longer be indefinite-lived. Accordingly, the Company tested the recoverability of these identified indefinite-lived and definite-lived intangibles and concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. For non-amortizing trade names the Company compared the fair values, which was determined using a relief from royalty method, to the carrying values, considering the revised useful lives. For amortizing trade names, the Company first determined if the undiscounted cash flows associated with the intangibles exceeded the carrying values. If the undiscounted cash flows did not exceed the carrying values, the Company determined the fair values of the trade names using a relief from royalty method, considering the revised useful lives. As a result, the remaining adjusted fair values of $6.1 million for trade names are being amortized over the period of time until the trade names are expected to be phased out, having weighted average remaining useful lives of 3 years.

Additionally during fiscal year 2012, the Company recorded an intangible asset impairment charge of $74.2 million which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. The Company recognized $73.4 million pre-tax impairment charges in the Human Health segment and also recognized $0.7 million pre-tax impairment charges in the Environmental Health segment.

An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. During fiscal year 2013, the Company recorded a charge of $6.7 million for the impairment of certain long-lived assets within the Human Health segment, as the carrying amounts of the long-lived assets were not recoverable and exceeded their fair value. The Company recorded a charge of $3.0 million for the impairment of intangible assets during fiscal year 2011 within the Human Health segment for the full impairment of license agreements that the Company no longer intends to use. These non-cash impairments of long-lived assets, including intangible assets, have been recorded as a separate component of operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for fiscal years 2013 and 2012 are as follows (the January 1, 2012 and December 30, 2012 balances have been retrospectively adjusted to reflect the realignment of the Company, see Note 23):

	Human Health	Environmental Health	Consolidated
	(In thousands)
Adjusted balance at January 1, 2012	$1,606,913	$487,322	$2,094,235
Foreign currency translation	5,892	2,979	8,871
Acquisitions, earnouts and other	19,682	—	19,682
Adjusted balance at December 30, 2012	1,632,487	490,301	2,122,788
Foreign currency translation	12,867	2,300	15,167
Acquisitions, earnouts and other	2,978	2,187	5,165
Balance at December 29, 2013	$1,648,332	$494,788	$2,143,120

Identifiable intangible asset balances at December 29, 2013 by category and by business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$36,791	$2,800	$39,591
Less: Accumulated amortization	(22,205)	(2,002)	(24,207)
Net patents	14,586	798	15,384
Trade names and trademarks	35,972	86	36,058
Less: Accumulated amortization	(16,371)	(86)	(16,457)
Net trade names and trademarks	19,601	—	19,601
Licenses	71,580	7,600	79,180
Less: Accumulated amortization	(45,835)	(7,095)	(52,930)
Net licenses	25,745	505	26,250
Core technology	187,387	114,683	302,070
Less: Accumulated amortization	(88,811)	(80,515)	(169,326)
Net core technology	98,576	34,168	132,744
Customer relationships	305,038	16,357	321,395
Less: Accumulated amortization	(127,397)	(5,436)	(132,833)
Net customer relationships	177,641	10,921	188,562
IPR&D	4,257	5,226	9,483
Less: Accumulated amortization	(695)	(1,483)	(2,178)
Net IPR&D	3,562	3,743	7,305
Net amortizable intangible assets	339,711	50,135	389,846
Non-amortizable intangible assets:
Trade names and trademarks	—	70,584	70,584
Total	$339,711	$120,719	$460,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 30, 2012 by category and business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(As adjusted)
	(In thousands)
Patents	$91,948	$16,021	$107,969
Less: Accumulated amortization	(74,831)	(15,123)	(89,954)
Net patents	17,117	898	18,015
Trade names and trademarks	37,511	183	37,694
Less: Accumulated amortization	(13,707)	(179)	(13,886)
Net trade names and trademarks	23,804	4	23,808
Licenses	72,674	7,933	80,607
Less: Accumulated amortization	(41,493)	(5,875)	(47,368)
Net licenses	31,181	2,058	33,239
Core technology	268,902	138,643	407,545
Less: Accumulated amortization	(146,662)	(101,848)	(248,510)
Net core technology	122,240	36,795	159,035
Customer relationships	321,732	5,905	327,637
Less: Accumulated amortization	(105,764)	(2,620)	(108,384)
Net customer relationships	215,968	3,285	219,253
IPR&D	4,163	3,300	7,463
Less: Accumulated amortization	(376)	(1,120)	(1,496)
Net IPR&D	3,787	2,180	5,967
Net amortizable intangible assets	414,097	45,220	459,317
Non-amortizable intangible assets:
Trade names and trademarks	—	70,584	70,584
Total	$414,097	$115,804	$529,901

Total amortization expense related to definite-lived intangible assets was $90.4 million in fiscal year 2013, $91.2 million in fiscal year 2012 and $80.0 million in fiscal year 2011. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $83.2 million in fiscal year 2014, $69.2 million in fiscal year 2015, $60.2 million in fiscal year 2016, $50.7 million in fiscal year 2017, and $39.1 million in fiscal year 2018.

The Company entered into a strategic agreement in fiscal year 2012 under which it acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, the Company paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. During fiscal year 2013, the Company extended the existing agreement for an additional year. In addition, the Company entered into a new agreement to expand the distribution rights to the clinical and other related markets and acquired additional intangible assets. During fiscal year 2013, the Company paid $7.0 million for net intangible assets and $40.3 million for prepaid royalties. The prepaid royalties have been recorded primarily as other long-term assets. The Company does not expect to pay any additional prepaid royalties within the next twelve months. The Company expenses royalties as revenue is recognized. These intangible assets are being amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company's Human Health segment from the execution date.

Note 13:	Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under the senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The Company's former senior unsecured revolving credit facility provided for $700.0 million of revolving loans and had an initial maturity of December 16, 2016. As of December 29, 2013, undrawn letters of credit in the aggregate amount of $12.0 million were treated as issued and outstanding under the former senior unsecured revolving credit facility. As of December 29, 2013, the Company had $291.0 million available for additional borrowing under the former facility. The interest rates under the former senior unsecured revolving credit facility were based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from time to time. The base rate was the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of December 29, 2013 was 130 basis points. The weighted average Eurocurrency interest rate as of December 29, 2013 was 0.17%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.47%, which was the interest applicable to borrowings outstanding under the Eurocurrency rate as of December 29, 2013. At December 29, 2013 and December 30, 2012, the Company had $397.0 million and $258.0 million, respectively of borrowings in U.S. Dollars outstanding under the former senior unsecured revolving credit facility with interest based primarily on the above described Eurocurrency rate. The credit agreement for the former facility contained affirmative, negative and financial covenants and events of default similar to those contained in the Company's new credit facility.

The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. The interest rates under the new senior unsecured revolving credit facility will be based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate will be the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The new credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the Company's credit agreement for its previous facility. The financial covenants in the Company's new senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade. The Company uses the senior unsecured revolving credit facilities for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances.

6% Senior Unsecured Notes due in 2015. On May 30, 2008, the Company issued $150.0 million aggregate principal amount of senior unsecured notes due in 2015 in a private placement and received $150.0 million of proceeds from the issuance. The 2015 Notes were scheduled to mature in May 2015 and paid interest at an annual rate of 6%. Interest on the 2015 Notes was payable semi-annually on May 30th and November 30th of each year. The Company had the option to redeem some or all of the 2015 Notes at a make-whole redemption price plus accrued and unpaid interest. In December 2013, the Company redeemed all of the 2015 Notes for a redemption price that included the outstanding principal amount of $150.0 million and a prepayment premium of $11.1 million, which is included in other expense, net. The transaction also resulted in the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and the write-off of $0.2 million for the remaining deferred debt issuance costs. Both of these amounts are included in interest expense.

5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

Financing Lease Obligations. In September 2012, the Company entered into agreements with the lessors of buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in the Company being considered the owner of the buildings during the construction period. At the end of the construction period, the Company will not be reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases will qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 29, 2013, the Company had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt. At December 30, 2012, the Company had $34.6 million recorded for these financing lease obligations, of which $1.7 million was recorded as short-term debt and $32.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

The following table summarizes the maturities of the Company’s indebtedness as of December 29, 2013:

	Sr. Unsecured Revolving Credit Facility Maturing 2016(1)	5.0% Sr. Notes Maturing 2021	Financing Lease Obligations	Total
	(In thousands)
2014	$—	$—	$2,624	$2,624
2015	—	—	2,632	2,632
2016	397,000	—	2,641	399,641
2017	—	—	2,649	2,649
2018	—	—	2,802	2,802
2019 and thereafter	—	500,000	26,948	526,948
Total before unamortized discount	397,000	500,000	40,296	937,296
Unamortized discount	—	(2,568)	—	(2,568)
Total	$397,000	$497,432	$40,296	$934,728
___________________________

(1)
On January 8, 2014, the Company refinanced its debt held under the senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility, with an initial maturity of January 8, 2019.

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 29, 2013 and December 30, 2012 consisted of the following:

	December 29, 2013	December 30, 2012
	(In thousands)
Payroll and incentives	$53,049	$55,342
Employee benefits	41,019	42,485
Deferred revenue	164,723	154,247
Federal, non-U.S. and state income taxes	11,783	16,091
Other accrued operating expenses	133,490	119,861
Total accrued expenses and other current liabilities	$404,064	$388,026

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Such matching contributions have been in effect since February 1, 2011 for all employees except former employees of Caliper, who received matching contributions of 50.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits until December 31, 2012, and received matching contributions of 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits after December 31, 2012. Savings plan expense was $12.8 million in fiscal year 2013, $12.3 million in fiscal year 2012 and $10.6 million in fiscal year 2011.

Pension Plans:    The Company has a defined benefit pension plan covering certain U.S. employees and non-U.S. pension plans for certain non-U.S. employees. The principal U.S. defined benefit pension plan was closed to new hires effective January 31, 2001, and benefits for those employed by the Company’s former Life Sciences businesses were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and corporate employees. Plan benefits were frozen as of January 31, 2011 for all remaining employees that were still actively accruing in the plan. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.

Net periodic pension (credit) cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Service cost	$3,664	$3,852	$3,880
Interest cost	21,334	23,164	25,169
Expected return on plan assets	(25,106)	(20,768)	(22,534)
Actuarial (gain) loss	(16,464)	28,355	64,005
Amortization of prior service cost	(267)	(242)	(221)
Net periodic pension (credit) cost	$(16,839)	$34,361	$70,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 29, 2013 and December 30, 2012.

	December 29, 2013		December 30, 2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$277,125	$279,299	$271,153	$301,770
Change in benefit obligations:
Projected benefit obligations at beginning of year	$278,707	$301,770	$231,325	$297,001
Service cost	2,589	1,075	2,502	1,350
Interest cost	9,834	11,500	11,235	11,929
Benefits paid and plan expenses	(11,218)	(17,817)	(10,625)	(17,568)
Participants’ contributions	391	—	432	—
Plan settlement	(918)	—	—	—
Actuarial loss (gain)	1,678	(17,229)	38,541	9,058
Effect of exchange rate changes	7,153	—	5,297	—
Projected benefit obligations at end of year	$288,216	$279,299	$278,707	$301,770
Change in plan assets:
Fair value of plan assets at beginning of year	$114,515	$221,755	$97,836	$195,022
Actual return on plan assets	17,201	8,818	12,710	27,301
Benefits paid and plan expenses	(11,218)	(17,817)	(10,625)	(17,568)
Employer’s contributions	20,200	37,000	10,882	17,000
Participants’ contributions	391	—	432	—
Plan settlement	(918)	—	—	—
Effect of exchange rate changes	3,533	—	3,280	—
Fair value of plan assets at end of year	143,704	249,756	114,515	221,755
Net liabilities recognized in the consolidated balance sheets	$(144,512)	$(29,543)	$(164,192)	$(80,015)
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$6,879	$—	$—	$—
Current liabilities	(7,360)	—	(7,398)	—
Noncurrent liabilities	(144,031)	(29,543)	(156,794)	(80,015)
Net liabilities recognized in the consolidated balance sheets	$(144,512)	$(29,543)	$(164,192)	$(80,015)
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(1,745)	$—	$(2,048)	$—
Net amounts recognized in accumulated other comprehensive income	$(1,745)	$—	$(2,048)	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	3.77%	4.77%	3.62%	3.92%
Rate of compensation increase	3.23%	None	2.88%	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	December 29, 2013		December 30, 2012		January 1, 2012
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	3.62%	3.92%	4.91%	4.10%	5.14%	5.30%
Rate of compensation increase	2.88%	None	3.22%	3.50%	3.42%	3.50%
Expected rate of return on assets	5.50%	7.50%	5.40%	7.75%	6.70%	8.10%

The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	December 29, 2013	December 30, 2012
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$151,391	$278,707
Fair value of plan assets	—	114,515

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$148,235	$271,153
Fair value of plan assets	—	114,515

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 29, 2013 and December 30, 2012, and target asset allocations for fiscal year 2014 are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 28, 2014		December 29, 2013		December 30, 2012
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	45-55%	40-50%	51%	43%	71%	55%
Debt securities	45-55%	50-60%	48%	57%	29%	39%
Other	0-5%	0-5%	1%	0%	0%	6%
Total	100%	100%	100%	100%	100%	100%

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

The target allocations for plan assets are listed in the above table. Equity securities primarily include investments in large-cap and mid-cap companies located in the United States and abroad, and equity index funds. Debt securities include corporate bonds of companies from diversified industries, high-yield bonds, and U.S. government securities. Other types of investments include investments in non-U.S. government index linked bonds, multi-strategy hedge funds and venture capital funds that follow several different strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets as of December 29, 2013 and December 30, 2012 by asset category, classified in the three levels of inputs described in Note 21 to the consolidated financial statements are as follows:

	Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$4,458	$4,458	$—	$—
Equity Securities:
U.S. large-cap	34,127	34,127	—	—
International large-cap value	27,595	27,595	—	—
Emerging markets growth	12,517	12,517	—	—
Equity index funds	73,796	—	73,796	—
Domestic real estate funds	2,471	2,471	—	—
Commodity funds	8,179	8,179	—	—
Fixed income securities:
Non-U.S. Treasury Securities	18,344	—	18,344	—
Corporate and U.S. debt instruments	132,828	45,215	87,613	—
Corporate bonds	22,619	—	22,619	—
High yield bond funds	6,170	6,170	—	—
Other types of investments:
Multi-strategy hedge funds	22,689	—	—	22,689
Venture capital funds	8	—	—	8
Non-U.S. government index linked bonds	27,659	—	27,659	—
Total assets measured at fair value	$393,460	$140,732	$230,031	$22,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at December 30, 2012 Using:
	Total Carrying Value at December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$13,940	$13,940	$—	$—
Equity Securities:
U.S. large-cap	37,674	37,674	—	—
International large-cap value	37,239	37,239	—	—
U.S. small-cap	3,567	3,567	—	—
Emerging markets growth	12,390	12,390	—	—
Equity index funds	80,999	—	80,999	—
Domestic real estate funds	2,235	2,235	—	—
Commodity funds	8,940	8,940	—	—
Fixed income securities:
Corporate debt instruments	565	—	565	—
Corporate and U.S. debt instruments	73,362	18,985	54,377	—
Corporate bonds	22,497	—	22,497	—
High yield bond funds	11,624	11,624	—	—
Other types of investments:
Multi-strategy hedge funds	20,262	—	—	20,262
Venture capital funds	7	—	—	7
Private funds	162	—	—	162
Non-U.S. government index linked bonds	10,807	—	10,807	—
Total assets measured at fair value	$336,270	$146,594	$169,245	$20,431

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 29, 2013 compared to December 30, 2012. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

Equity Securities:    Shares of registered investment companies that are publicly traded are categorized as Level 1 assets; they are valued at quoted market prices that represent the net asset value of the fund. These instruments have active markets.

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

Other Types of Investments:    Non-U.S. government index link bond funds are not publicly traded and are stated at net asset value as determined by the issuer of the fund based on the fair value of the underlying investments. Underlying investments consist of bonds in which payment of income on the principal is related to a specific price index and are categorized as Level 2 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedge funds, private equity funds and venture capital funds are valued at fair value by using the net asset values provided by the investment managers and are updated, if necessary, using analytical procedures, appraisals, public market data and/or inquiry of the investment managers. The net asset values are determined based upon the fair values of the underlying investments in the funds. These other investments invest primarily in readily available marketable securities and allocate gains, losses, and expense to the investor based on the ownership percentage as described in the fund agreements. They are categorized as Level 3 assets.

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2013, 2012, and 2011 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at January 2, 2011	$—	$14	$20,073	$20,087
Realized losses	—	—	(84)	(84)
Unrealized losses	—	(7)	(704)	(711)
Balance at January 1, 2012	—	7	19,285	19,292
Realized gains	1,162	—	—	1,162
Unrealized gains	19	—	977	996
Purchases	9,448	—	—	9,448
Issuances, Sales and Settlements	(10,467)	—	—	(10,467)
Balance at December 30, 2012	162	7	20,262	20,431
Realized gains	7	—	—	7
Unrealized (losses) gains	(19)	1	2,427	2,409
Issuances, Sales and Settlements	(150)	—	—	(150)
Balance at December 29, 2013	$—	$8	$22,689	$22,697

With respect to plans outside of the United States, the Company expects to contribute $11.1 million in the aggregate during fiscal year 2014. During fiscal year 2013, the Company made contributions of $37.0 million for the 2012 plan year to its defined benefit pension plan in the United States. During fiscal year 2013, the Company contributed $20.2 million, in the aggregate, to plans outside of the United States, which includes an additional contribution of $10.0 million to its defined benefit pension plan in the United Kingdom. During fiscal year 2012, the Company contributed $17.0 million for the 2011 plan year to its defined benefit pension plans in the United States, and $10.9 million in the aggregate to its defined benefit pension plans outside of the United States.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2014	$11,878	$17,836
2015	12,931	17,848
2016	13,312	17,916
2017	13,627	17,990
2018	14,156	18,219
2019-2023	77,736	91,400

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 29, 2013 and December 30, 2012, the projected benefit obligations were $21.1 million and $23.2 million, respectively. Assets with a fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $0.3 million and $0.2 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of December 29, 2013 and December 30, 2012, respectively. Pension income and expenses for this plan was approximately income of $0.4 million in fiscal year 2013, expense of $2.5 million in fiscal year 2012 and expense of $4.9 million in fiscal year 2011.

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

Net periodic postretirement medical benefit credit included the following components for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Service cost	$106	$106	$85
Interest cost	135	144	163
Expected return on plan assets	(965)	(877)	(884)
Actuarial (gain) loss	(182)	(929)	705
Amortization of prior service cost	—	—	(253)
Net periodic postretirement medical benefit credit	$(906)	$(1,556)	$(184)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of December 29, 2013 and December 30, 2012.

	December 29, 2013	December 30, 2012
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$1,331	$1,475
Active employees eligible to retire	470	431
Other active employees	2,009	1,913
Accumulated benefit obligations at beginning of year	3,810	3,819
Service cost	106	106
Interest cost	135	144
Benefits paid	(189)	(205)
Actuarial (gain) loss	(520)	(54)
Change in accumulated benefit obligations during the year	(468)	(9)
Retirees	1,159	1,331
Active employees eligible to retire	388	470
Other active employees	1,795	2,009
Accumulated benefit obligations at end of year	3,342	3,810
Change in plan assets:
Fair value of plan assets at beginning of year	12,958	11,411
Actual return on plan assets	438	1,547
Fair value of plan assets at end of year	13,396	12,958
Net assets recognized in the consolidated balance sheets	$10,054	$9,148
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$10,054	$9,148
Net assets recognized in the consolidated balance sheets	$10,054	$9,148
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—
Net amounts recognized in accumulated other comprehensive income	$—	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.77%	3.86%

Actuarial assumptions used to determine net cost during the year are as follows:

	December 29, 2013	December 30, 2012	January 1, 2012
Discount rate	3.86%	4.00%	5.30%
Expected rate of return on assets	7.50%	7.75%	8.10%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s plan assets at December 29, 2013 and December 30, 2012 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

	Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$167	$167	$—	$—
Equity Securities:
U.S. large-cap	1,831	1,831	—	—
International large-cap value	1,480	1,480	—	—
Emerging markets growth	672	672	—	—
Domestic real estate funds	133	133	—	—
Commodity funds	439	439	—	—
Fixed income securities:
Corporate debt instruments	7,126	2,426	4,700	—
High yield bond funds	331	331	—	—
Other types of investments:
Multi-strategy hedge funds	1,217	—	—	1,217
Total assets measured at fair value	$13,396	$7,479	$4,700	$1,217

	Fair Value Measurements at December 30, 2012 Using:
	Total Carrying Value at December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$798	$798	$—	$—
Equity Securities:
U.S large-cap	2,202	2,202	—	—
International large-cap value	2,177	2,177	—	—
U.S. small-cap	209	209	—	—
Emerging markets growth	724	724	—	—
Domestic real estate funds	131	131	—	—
Commodity funds	523	523	—	—
Fixed income securities:
Corporate debt instruments	33	—	33	—
Corporate and U.S. debt instruments	4,288	1,110	3,178	—
High yield bond funds	679	679	—	—
Other types of investments:
Multi-strategy hedge funds	1,184	—	—	1,184
Private funds	9	—	—	9
Venture capital funds	1	—	—	1
Total assets measured at fair value	$12,958	$8,553	$3,211	$1,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2013, 2012, and 2011 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at January 2, 2011	$—	$1	$1,086	$1,087
Realized gains	—	—	84	84
Unrealized losses	—	—	(41)	(41)
Purchases	—	—	—	—
Issuances, Sales and Settlements	—	—	—	—
Balance at January 1, 2012	—	1	1,129	1,130
Realized gains	68	—	—	68
Unrealized gains	1	—	55	56
Purchases	552	—	—	552
Issuances, Sales and Settlements	(612)	—	—	(612)
Balance at December 30, 2012	9	1	1,184	1,194
Realized gains	—	—	—	—
Unrealized (losses) gains	(1)	(1)	33	31
Purchases	—	—	—	—
Issuances, Sales and Settlements	(8)	—	—	(8)
Balance at December 29, 2013	$—	$—	$1,217	$1,217

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2014	$202
2015	205
2016	210
2017	217
2018	224
2019-2023	1,227

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections from participants for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions are funded by the Company. The obligations related to the deferred compensation plan totaled $1.0 million and $0.9 million at December 29, 2013 and December 30, 2012, respectively.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. During fiscal year 2013, the Company accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities. The Company has accrued $13.5 million as of December 29, 2013, which represents management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company breached its distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology, separately and together with the other defendants. The Company filed an answer and a counterclaim alleging that Enzo's patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo's patents that effectively limited the coverage of certain of those claims and, the Company believes, excluded certain of the Company's products from the coverage of Enzo's patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo's appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo's case against the Company. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted the Company and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part the Company's motion for summary judgment of non-infringement. On December 21, 2012, the Company filed a second motion for summary judgment on claims that were not addressed in the first motion, which the court also granted in part and denied in part. The case is expected to go to trial in March 2014.
The Company believes it has meritorious defenses to the matter described above, and it is contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of the Company’s management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at December 29, 2013 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of warranty reserve activity for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 is as follows:

(In thousands)
Balance at January 2, 2011	$8,250
Provision charged to income	15,001
Payments	(15,154)
Adjustments to previously provided warranties, net	926
Foreign currency translation and acquisitions	1,389
Balance at January 1, 2012	10,412
Provision charged to income	17,750
Payments	(18,022)
Adjustments to previously provided warranties, net	801
Foreign currency translation and acquisitions	62
Balance at December 30, 2012	11,003
Provision charged to income	17,291
Payments	(17,116)
Adjustments to previously provided warranties, net	(693)
Foreign currency translation and acquisitions	49
Balance at December 29, 2013	$10,534

Note 18:	Stock Plans

Stock-Based Compensation:

In addition to the Company’s Employee Stock Purchase Plan, the Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, which includes shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were canceled or forfeited without the shares being issued, 10.7 million shares of the Company’s common stock are authorized for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs.

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2013, 2012, and 2011:

	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Cost of product and service revenue	$1,304	$1,276	$1,139
Research and development expenses	853	769	583
Selling, general and administrative expenses	11,896	18,986	13,760
Total stock-based compensation expense	$14,053	$21,031	$15,482

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $4.4 million in fiscal year 2013, $6.8 million in fiscal year 2012 and $5.1 million in fiscal year 2011. Stock-based compensation costs capitalized as part of inventory were $0.4 million and $0.3 million as of December 29, 2013 and December 30, 2012, respectively. The excess tax benefit recognized from stock awards, classified as a financing cash activity, was zero in fiscal year 2013, $1.8 million in fiscal year 2012 and $9.3 million in fiscal year 2011.

Stock Options:    The Company has granted options to purchase common shares at prices equal to the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. Options are generally exercisable in equal annual installments over a period of three years, and will generally expire seven years after the date of grant. Options replaced in association with business combination transactions are generally issued with the same terms of the respective plans under which they were originally issued.

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

	December 29, 2013	December 30, 2012	January 1, 2012
Risk-free interest rate	0.9%	0.6%	1.9%
Expected dividend yield	0.8%	1.2%	1.1%
Expected lives	5 years	4 years	4 years
Expected stock volatility	38.5%	38.7%	38.1%

The following table summarizes stock option activity for the three fiscal years ended December 29, 2013:

	December 29, 2013		December 30, 2012		January 1, 2012
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
	(Shares in thousands)
Outstanding at beginning of year	4,266	$21.64	5,346	$20.57	6,983	$21.86
Granted	518	33.62	756	26.28	847	24.20
Exercised	(947)	21.45	(1,611)	20.16	(1,138)	20.86
Canceled	(8)	22.88	(210)	22.34	(1,237)	30.29
Forfeited	(335)	23.04	(15)	21.98	(109)	18.27
Outstanding at end of year	3,494	$23.34	4,266	$21.64	5,346	$20.57
Exercisable at end of year	2,392	$20.66	2,677	$20.00	3,549	$20.74

The aggregate intrinsic value for stock options outstanding at December 29, 2013 was $51.7 million with a weighted-average remaining contractual term of 3.5 years. The aggregate intrinsic value for stock options exercisable at December 29, 2013 was $41.8 million with a weighted-average remaining contractual term of 2.7 years. At December 29, 2013, there were 3.4 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $51.3 million and a weighted-average remaining contractual term of 3.5 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2013, 2012, and 2011 was $10.82, $7.36, and $7.03, respectively. The total intrinsic value of options exercised during fiscal years 2013, 2012, and 2011 was $13.8 million, $13.1 million, and $6.9 million, respectively. Cash received from option exercises for fiscal years 2013, 2012, and 2011 was $20.3 million, $32.5 million, and $23.7 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $4.4 million in fiscal year 2013, $5.1 million in fiscal year 2012 and $4.5 million in fiscal year 2011.

There was $5.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of December 29, 2013. This cost is expected to be recognized over a weighted-average period of 1.7 years, and will be adjusted for any future changes in estimated forfeitures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock award activity for the three fiscal years ended December 29, 2013:

	December 29, 2013		December 30, 2012		January 1, 2012
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	781	$24.71	672	$23.62	578	$22.00
Granted	289	33.87	358	25.86	460	26.31
Vested	(346)	22.98	(184)	23.19	(272)	23.96
Forfeited	(75)	28.76	(65)	24.03	(94)	24.58
Nonvested at end of year	649	$29.24	781	$24.71	672	$23.62

The fair value of restricted stock awards vested during fiscal years 2013, 2012, and 2011 was $8.0 million, $4.3 million, and $6.5 million, respectively. The total compensation expense recognized related to the restricted stock awards was $7.5 million in fiscal year 2013, $8.2 million in fiscal year 2012 and $6.5 million in fiscal year 2011.

As of December 29, 2013, there was $9.0 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.2 fiscal years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 98,056 performance units, 122,675 performance units, and 89,828 performance units during fiscal years 2013, 2012, and 2011, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2013, 2012, and 2011 was $34.06, $26.18, and $26.71, respectively. The total compensation expense related to these performance units was $1.4 million, $7.1 million, and $3.7 million for fiscal years 2013, 2012, and 2011, respectively. As of December 29, 2013, there were 282,044 performance units outstanding subject to forfeiture, with a corresponding liability of $4.8 million recorded in accrued expenses and long-term liabilities.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual equity award. For fiscal years 2013, 2012, and 2011 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2013, 2012, and 2011, each non-employee Director was awarded 3,263 shares, 3,580 shares, and 3,544 shares, respectively. The Company also granted 955 shares to a new non-employee Director during fiscal year 2012. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2013, 2012, and 2011 was $30.65, $27.87, and $28.22, respectively. In fiscal years 2013, 2012, and 2011, the total compensation expense recognized related to these stock awards was $0.7 million, $0.7 million and $0.8 million, respectively.

Employee Stock Purchase Plan:    In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2013, the Company issued 89,521 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $30.51 per share. During fiscal year 2012, the Company issued 53,961 shares under this plan at a weighted-average price of $24.51 per share. During fiscal year 2011, the Company issued 102,970 shares under this plan at a weighted-average price of $21.33 per share. At December 29, 2013 there remains available for sale to employees an aggregate of 1.1 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19:	Stockholders’ Equity

Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Unrealized and Realized (Losses) Gains on Derivatives, net of tax	Accumulated Other Comprehensive Income
	(In thousands)
Balance, January 2, 2011	$54,350	$2,062	$(100)	$(5,284)	$51,028
Current year change	1,814	107	(59)	1,196	3,058
Balance, January 1, 2012	56,164	2,169	(159)	(4,088)	54,086
Current year change	11,363	(82)	30	1,196	12,507
Balance, December 30, 2012	67,527	2,087	(129)	(2,892)	66,593
Current year change	8,756	(658)	8	2,892	10,998
Balance, December 29, 2013	$76,283	$1,429	$(121)	$—	$77,591

During fiscal year 2013, pre-tax losses of $4.8 million were reclassified from accumulated other comprehensive income into interest and other expense, net, related to previously settled cash flow hedges, which includes $2.8 million for the remaining unamortized derivative losses that were reclassified when the Company redeemed all of its 2015 Notes. The Company recognized a tax provision of $1.9 million related to these amounts reclassified out of accumulated other comprehensive income for fiscal year 2013. During both fiscal years 2012 and 2011, pre-tax losses of $2.0 million were reclassified from accumulated other comprehensive income into interest and other expense, net related to previously settled cash flow hedges. The Company recognized a tax provision of $0.8 million related to these amounts reclassified out of accumulated other comprehensive income in both fiscal years 2012 and 2011. During fiscal years 2013, 2012, and 2011, pre-tax expense of $0.7 million, pre-tax expense of $0.1 million, and pre-tax income of $0.1 million, respectively, were reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic benefit cost.

Stock Repurchase Program:
On October 24, 2012, the Board of Directors (the "Board") authorized the Company to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2013, the Company repurchased approximately 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Repurchase Program. During fiscal year 2012, the Company did not repurchase any shares of common stock under any stock repurchase program. During fiscal year 2011, the Company repurchased approximately 4.0 million shares of common stock in the open market at an aggregate cost of $107.8 million, including commissions. The repurchases made during fiscal year 2011 were made pursuant to the Company's stock repurchase program originally announced in October 2008 that expired in October 2012. As of December 29, 2013, approximately 2.4 million shares authorized by the Board under the Repurchase Program remained available for repurchase.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During fiscal year 2013, the Company repurchased 127,544 shares of common stock for this purpose at an aggregate cost of $4.4 million. During fiscal year 2012, the Company repurchased 82,186 shares of common stock for this purpose at an aggregate cost of $2.1 million. During fiscal year 2011, the Company repurchased 84,243 shares of common stock for this purpose at an aggregate cost of $2.2 million.

The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2013 and 2012. At December 29, 2013, the Company has accrued $7.9 million for dividends declared on October 24, 2013 for the fourth quarter of fiscal year 2013 payable in February 2014. On January 24, 2014, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2014 that will be payable in May 2014. In the future, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $138.4 million at December 29, 2013, $64.3 million at December 30, 2012, and $268.9 million at January 1, 2012, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during fiscal years 2013, 2012, and 2011.

As of December 29, 2013, the Company had no cash flow hedges outstanding, and as of December 30, 2012, the Company had two outstanding cash flow hedges. During fiscal year 2012, the Company entered into two forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of €50.0 million, designated as cash flow hedges. During fiscal year 2013 the Company settled these Euro denominated forward foreign exchange contracts. The derivative gains were amortized into interest and other expense, net when the hedged exposures affected interest and other expense, net. Such amounts were not material for fiscal year 2013.

In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. During each of fiscal years 2013, 2012, and 2011, the Company amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, the Company redeemed all of its 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

The Company does not expect any pre-tax losses to be reclassified from accumulated other comprehensive income into interest and other expense, net within the next twelve months.

Note 21:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 29, 2013.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2013 and 2012. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 29, 2013 and December 30, 2012 classified in one of the three classifications described above:

	Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,319	$1,319	$—	$—
Foreign exchange derivative assets	293	—	293	—
Foreign exchange derivative liabilities	(396)	—	(396)	—
Contingent consideration	(4,926)	—	—	(4,926)

	Fair Value Measurements at December 30, 2012 Using:
	Total Carrying Value at December 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,149	$1,149	$—	$—
Foreign exchange derivative assets	274	—	274	—
Foreign exchange derivative liabilities, net	(294)	—	(294)	—
Contingent consideration	(3,017)	—	—	(3,017)

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

Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.

Contingent consideration:    The Company has classified its net liabilities for contingent consideration relating to its acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.3 million as of December 29, 2013. As of December 29, 2013, the Company has recorded contingent consideration obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to its acquisitions of Dexela Limited, Haoyuan and Tetra Teknolojik Sistemler Limited Sirketi, with an estimated fair value of $4.9 million. The earnout periods for each of these acquisitions do not exceed three years from the acquisition date, and the remaining weighted average earnout period at December 29, 2013 was two years.

A reconciliation of the beginning and ending Level 3 net liabilities is as follows:

(In thousands)
Balance at January 2, 2011	$(1,731)
Additions	(20,131)
Amounts paid and foreign currency translation	1,908
Change in fair value (included within selling, general and administrative expenses)	(344)
Balance at January 1, 2012	(20,298)
Additions	(1,900)
Amounts paid and foreign currency translation	17,433
Change in fair value (included within selling, general and administrative expenses)	1,748
Balance at December 30, 2012	(3,017)
Additions	(1,100)
Amounts paid and foreign currency translation	135
Change in fair value (included within selling, general and administrative expenses)	(944)
Balance at December 29, 2013	$(4,926)

During the fourth quarter of fiscal year 2012, the Company recorded $74.2 million of pre-tax intangible asset impairment charges related to certain trade names. A description of these impairment charges is included within Note 12. The fair value measurements were determined using a relief from royalty method, which incorporates unobservable inputs, thereby classifying the fair value measurements as a Level 3 measurement within the fair value hierarchy. The primary inputs used in the relief from royalty method, an income-based approach, included estimated prospective cash flows considering the revised useful lives and an estimated royalty rate that would be used by a market participant. The royalty rates ranged from 0.5% to 1.0%, the discount rates ranged from 11.0% to 12.0%, and the useful lives ranged from 1 to 8 years. The identified indefinite-lived intangibles related to the above impairment charges, had a carrying value of $76.4 million and a fair value of $4.5 million as of the impairment date, resulting in an impairment loss of $71.9 million. The identified definite-lived intangibles related to the above impairment charges, had a carrying value of $3.8 million and a fair value of $1.5 million as of the impairment date, resulting in an impairment loss of $2.3 million.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.

The Company’s senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had amounts outstanding, excluding letters of credit, of $397.0 million and $258.0 million as of December 29, 2013 and December 30, 2012, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2013. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company’s 2015 Notes, with a face value of $150.0 million, had an aggregate carrying value of $150.0 million and a fair value of $165.4 million as of December 30, 2012. The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount, and a fair value of $513.0 million as of December 29, 2013. The 2021 Notes had an aggregate carrying value of $497.2 million, net of $2.8 million of unamortized original issue discount, and a fair value of $558.3 million as of December 30, 2012. The fair value of the 2021 Notes is estimated using market quotes from brokers and are based on current rates offered for similar debt. The Company's financing lease obligations had an aggregate carrying value of $40.3 million and $34.6 million as of December 29, 2013 and December 30, 2012, respectively, and approximated the fair value as there has been minimal change in the Company's incremental borrowing rate. As of December 29, 2013, the 2021 Notes and financing lease obligations were classified as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 29, 2013, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2013, 2012, and 2011 amounted to $52.7 million, $60.3 million, and $49.1 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $56.5 million in fiscal year 2014, $39.1 million in fiscal year 2015, $27.2 million in fiscal year 2016, $22.5 million in fiscal year 2017, $19.5 million in fiscal year 2018 and $91.5 million in fiscal year 2019 and thereafter.
On August 22, 2013, the Company sold one of its facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, the Company entered into a lease agreement to lease back the property for its continued use. The lease has an initial term of 15 years and the Company has the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and the Company has deferred $26.5 million of gains which will be amortized in operating expenses over the initial lease term of 15 years. During fiscal year 2013, the Company amortized $0.6 million of deferred gains related to the lease. At December 29, 2013, $25.9 million of these deferred gains remained to be amortized, recorded in long-term liabilities.

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

The Company realigned its organization at the beginning of fiscal year 2013. The Company's Informatics business, as well as its field service on products previously sold by the Company's former Bio-discovery business, were moved from the Environmental Health segment into the Human Health segment. The results reported for fiscal year 2013 reflect this new alignment of the Company's operating segments. Financial information relating to fiscal years 2012 and 2011 has been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of these two operating segments are:

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

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the activity related to the mark-to-market adjustment on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below for the fiscal years ended:

	December 29, 2013	December 30, 2012	January 1, 2012
		(As adjusted)
	(In thousands)
Human Health
Product revenue	$957,022	$926,733	$761,665
Service revenue	252,734	247,909	216,227
Total revenue	1,209,756	1,174,642	977,892
Operating income from continuing operations(1)	146,100	59,196	89,725
Environmental Health
Product revenue	541,048	547,941	557,845
Service revenue	415,428	392,622	382,771
Total revenue	956,476	940,563	940,616
Operating income from continuing operations(1)	97,052	111,844	108,922
Corporate
Operating loss from continuing operations(2)	(25,710)	(72,497)	(107,519)
Continuing Operations
Product revenue	$1,498,070	$1,474,674	$1,319,510
Service revenue	668,162	640,531	598,998
Total revenue	2,166,232	2,115,205	1,918,508
Operating income from continuing operations	217,442	98,543	91,128
Interest and other expense, net (see Note 5)	64,110	47,956	26,774
Income from continuing operations before income taxes	$153,332	$50,587	$64,354
____________________________

(1)
Pre-tax impairment charges have been included in the Human Health and Environmental Health operating income from continuing operations. The Company recognized a $6.7 million pre-tax impairment charge in the Human Health segment in fiscal year 2013. The Company recognized $73.4 million of pre-tax impairment charges in the Human Health segment and also recognized $0.7 million of pre-tax impairment charges in the Environmental Health segment in fiscal year 2012. The Company recognized a $3.0 million pre-tax impairment charge in the Human Health segment in fiscal year 2011.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted pre-tax income of $17.6 million in fiscal year 2013, a pre-tax loss of $31.8 million in fiscal year 2012, and a pre-tax loss of $67.9 million in fiscal year 2011.

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended December 29, 2013:

	Depreciation and Amortization Expense			Capital Expenditures
	December 29, 2013	December 30, 2012	January 1, 2012	December 29, 2013	December 30, 2012	January 1, 2012
		(As adjusted)			(As adjusted)
	(In thousands)			(In thousands)
Human Health	$100,174	$101,336	$81,938	$20,910	$24,525	$16,570
Environmental Health	25,915	23,001	27,288	16,532	14,488	12,015
Corporate	2,382	2,528	1,695	1,549	3,395	2,007
Continuing operations	$128,471	$126,865	$110,921	$38,991	$42,408	$30,592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the Company’s reporting segments is as follows for the fiscal years ended:

	Total Assets
	December 29, 2013	December 30, 2012	January 1, 2012
		(As adjusted)
	(In thousands)
Human Health	$2,698,640	$2,714,366	$2,674,243
Environmental Health	1,213,801	1,153,444	1,150,015
Corporate	34,271	33,952	31,181
Net current and long-term assets of discontinued operations	—	—	202
Total assets	$3,946,712	$3,901,762	$3,855,641

The following geographic area information for continuing operations includes revenue based on location of external customer for the three fiscal years ended December 29, 2013 and net long-lived assets based on physical location as of December 29, 2013 and December 30, 2012:

	Revenue
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
U.S.	$835,637	$822,951	$725,849
International:
China	254,838	216,425	164,005
United Kingdom	133,611	118,611	102,366
Germany	99,153	105,735	113,472
Japan	95,676	114,300	89,977
France	81,719	84,395	85,395
Italy	78,120	69,599	74,925
Other international	587,478	583,189	562,519
Total international	1,330,595	1,292,254	1,192,659
Total sales	$2,166,232	$2,115,205	$1,918,508

	Net Long-Lived Assets
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
U.S.	$216,821	$205,083	$147,883
International:
China	30,682	30,134	22,145
Finland	13,635	11,851	12,833
United Kingdom	9,882	2,960	2,508
Singapore	6,812	6,366	5,663
Netherlands	4,037	3,900	4,074
Italy	2,735	3,303	3,288
Germany	2,591	2,353	2,225
Brazil	1,967	1,515	1,637
Japan	1,772	2,310	2,552
Other international	7,306	7,932	12,589
Total international	81,419	72,624	69,514
Total net long-lived assets	$298,240	$277,707	$217,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)(2)	Year
	(In thousands, except per share data)
December 29, 2013
Revenue	$505,378	$543,297	$524,277	$593,280	$2,166,232
Gross profit	224,885	242,299	233,512	276,278	976,974
Restructuring and contract termination charges, net	3,310	19,277	1,126	10,215	33,928
Operating income from continuing operations	35,901	39,664	57,196	84,681	217,442
Income from continuing operations before income taxes	23,861	26,799	44,856	57,816	153,332
Income from continuing operations	32,289	26,936	40,299	68,400	167,924
Net income	32,216	27,925	40,198	66,873	167,212
Basic earnings per share:
Income from continuing operations	$0.28	$0.24	$0.36	$0.61	$1.50
Net income	0.28	0.25	0.36	0.60	1.49
Diluted earnings per share:
Income from continuing operations	$0.28	$0.24	$0.36	$0.60	$1.48
Net income	0.28	0.25	0.36	0.59	1.47
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28

December 30, 2012
Revenue	$510,890	$521,790	$509,604	$572,921	$2,115,205
Gross profit	232,014	238,794	230,740	261,658	963,206
Restructuring and contract termination charges, net	6,159	5,203	9,672	4,103	25,137
Operating income from continuing operations	36,382	49,787	43,218	(30,844)	98,543
Income (loss) from continuing operations before income taxes	23,552	38,429	31,346	(42,740)	50,587
Income (loss) from continuing operations	22,076	33,568	28,989	(16,192)	68,441
Net income (loss)	22,569	33,633	29,594	(15,856)	69,940
Basic earnings per share:
Income (loss) from continuing operations	$0.20	$0.30	$0.25	$(0.14)	$0.60
Net income (loss)	0.20	0.30	0.26	(0.14)	0.61
Diluted earnings per share:
Income (loss) continuing operations	$0.19	$0.29	$0.25	$(0.14)	$0.60
Net income (loss)	0.20	0.29	0.26	(0.14)	0.61
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28
____________________________

(1)
The fourth quarter of fiscal year 2013 includes pre-tax income of $17.6 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy. The fourth quarter of fiscal year 2013 also includes pre-tax impairment charges of $6.7 million as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value. The fourth quarter of fiscal year 2013 also includes a tax benefit of $9.2 million related to discrete items primarily for lapses in statues of limitations and audit settlements.

(2)
The fourth quarter of fiscal year 2012 includes a pre-tax loss of $31.8 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy. The fourth quarter of fiscal year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 also includes pre-tax impairment charges of $74.2 million as a result of a review of certain trade names within the Company's portfolio as part of a realignment of its marketing strategy.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2013. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 29, 2013, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2014

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2014 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 29, 2013

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 29, 2013

Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 29, 2013

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 29, 2013

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
10.1
Credit Agreement, dated as of January 8, 2014, among PerkinElmer, Inc., Wallac Oy and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank N.A. as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, The Royal Bank of Scotland PLC, Citibank, N.A. and HSBC Bank USA, National Association as Co-Documentation Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders Party hereto, filed with the Commission on January 10, 2014 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.2*	Employment Contracts:

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

(7) Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

(8) Employment Agreement between Maurice H. Tenney and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

(9) Employment Agreement between Jonathan DiVincenzo and PerkinElmer, Inc. dated as of December 2, 2013, attached hereto as Exhibit 10.2(9).

(10) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, attached hereto as Exhibit 10.2(10).

10.3*	PerkinElmer, Inc.'s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.5*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.7*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.8*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.9*	PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

10.10*
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

10.12*
PerkinElmer, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009, filed with the Commission on March 1, 2010 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

10.13*
Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference.

10.14*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form
10-Q and herein incorporated by reference.

10.15*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.16*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.17*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.18*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.19*
PerkinElmer, Inc.'s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.20*
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
10.27*
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

10.29*
Form of Stock Option Agreement for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.30*
Key Employee Agreement, by and between E. Kevin Hrusovsky and Caliper Technologies Corp. dated June 8, 2003, filed with the Commission on August 14, 2003 as Exhibit 10.56 to Caliper Technologies Corp. quarterly report on Form 10-Q and herein incorporated by reference.

10.31*
Caliper Life Sciences, Inc. Key Employee Change of Control and Severance Benefit Plan, Amended and Restated as of December 8, 2010, filed with the Commission on March 11, 2011 as Exhibit 10.29 to Caliper Life Sciences, Inc. Annual Report on Form 10-K and herein incorporated by reference.

10.32*
Letter Agreement, by and between E. Kevin Hrusovsky and PerkinElmer, Inc. dated December 12, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.35 to our annual report on Form 10-K and herein incorporated by reference.

10.33*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K and herein incorporated by reference.

10.34*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

10.35
Purchase and Sale Agreement dated July 18, 2013 between PerkinElmer Health Sciences, Inc. and Senior Housing Properties Trust, filed with the Commission on July 22, 2013 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.36*
Consulting Agreement, by and between E. Kevin Hrusovsky and PerkinElmer, Inc. dated as of May 10, 2013, filed with the Commission on August 6, 2013 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.37*	PerkinElmer, Inc.'s Amended and Restated Performance Incentive Plan (Executive Officers), attached hereto as Exhibit 10.37.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 29, 2013, (ii) Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 29, 2013, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 29, 2013, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2013, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 29, 2013

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended January 1, 2012	$23,676	$6,984	$(7,824)	$765	$23,601
Year ended December 30, 2012	23,601	4,755	(4,936)	(58)	23,362
Year ended December 29, 2013	$23,362	$11,185	$(4,371)	$34	$30,210
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 25, 2014
	Robert F. Friel	and President (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 25, 2014
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 25, 2014
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 25, 2014
	Robert F. Friel	and President (Principal Executive Officer)
By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 25, 2014
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)
By:	/S/ ANDREW OKUN	Vice President and	February 25, 2014
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)
By:	/S/ PETER BARRETT	Director	February 25, 2014
Peter Barrett
By:	/S/ NICHOLAS A. LOPARDO	Director	February 25, 2014
Nicholas A. Lopardo
By:	/S/ ALEXIS P. MICHAS	Director	February 25, 2014
Alexis P. Michas
By:	/S/ JAMES C. MULLEN	Director	February 25, 2014
James C. Mullen
By:	/S/ VICKI L. SATO, Ph.D	Director	February 25, 2014
Vicki L. Sato, Ph.D
By:	/S/ KENTON J. SICCHITANO	Director	February 25, 2014
Kenton J. Sicchitano
By:	/S/ PATRICK J. SULLIVAN	Director	February 25, 2014
Patrick J. Sullivan

EXHIBIT INDEX

Exhibit No.	Exhibit Title
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

10.1
Credit Agreement, dated as of January 8, 2014, among PerkinElmer, Inc., Wallac Oy and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank N.A. as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, The Royal Bank of Scotland PLC, Citibank, N.A. and HSBC Bank USA, National Association as Co-Documentation Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders Party hereto, filed with the Commission on January 10, 2014 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.2*	Employment Contracts:

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

(6) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K and herein incorporated by reference:

	Executive Officer	Date
	Joel S. Goldberg John R. Letcher Daniel R. Marshak Frank Anders Wilson	December 3, 2010 December 13, 2010 December 17, 2010 December 21, 2010

Exhibit No.	Exhibit Title

(7) Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

(8) Employment Agreement between Maurice H. Tenney and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.2 to our quarterly report on Form 10-Q and herein incorporated by reference.

(9) Employment Agreement between Jonathan DiVincenzo and PerkinElmer, Inc. dated as of December 2, 2013, attached hereto as Exhibit 10.2(9).

(10) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, attached hereto as Exhibit 10.2(10).

10.3*	PerkinElmer, Inc.'s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.5*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 20, 2009 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.7*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K and herein incorporated by reference.

10.8*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.9*	PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

10.10*
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

10.12*
PerkinElmer, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009, filed with the Commission on March 1, 2010 as Exhibit 10.15 to our annual report on Form 10-K and herein incorporated by reference.

10.13*
Amendment to Vested Option Awards from PerkinElmer, Inc. to Robert F. Friel dated June 23, 2004, filed with the Commission on August 6, 2004 as Exhibit 10.4(b) to our quarterly report on Form 10-Q and herein incorporated by reference.

10.14*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.3 to our quarterly report on Form
10-Q and herein incorporated by reference.

10.15*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its chairman and chief executive officer for use under the 2005 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.4 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.16*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2005 Incentive Plan, filed with the Commission on March 1, 2007 as Exhibit 10.23 to our annual report on Form 10-K and herein incorporated by reference.

10.17*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.18*
PerkinElmer, Inc.'s Form of Restricted Stock Agreement with performance-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.19*
PerkinElmer, Inc.'s Form of Restricted Stock Unit Agreement with time-based vesting under the 2005 Incentive Plan, filed with the Commission on December 12, 2008 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

Exhibit No.	Exhibit Title

10.20*
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

10.29*
Form of Stock Option Agreement for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.30*
Key Employee Agreement, by and between E. Kevin Hrusovsky and Caliper Technologies Corp. dated June 8, 2003, filed with the Commission on August 14, 2003 as Exhibit 10.56 to Caliper Technologies Corp. quarterly report on Form 10-Q and herein incorporated by reference.

10.31*
Caliper Life Sciences, Inc. Key Employee Change of Control and Severance Benefit Plan, Amended and Restated as of December 8, 2010, filed with the Commission on March 11, 2011 as Exhibit 10.29 to Caliper Life Sciences, Inc. Annual Report on Form 10-K and herein incorporated by reference.

10.32*
Letter Agreement, by and between E. Kevin Hrusovsky and PerkinElmer, Inc. dated December 12, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.35 to our annual report on Form 10-K and herein incorporated by reference.

10.33*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K and herein incorporated by reference.

10.34*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

10.35
Purchase and Sale Agreement dated July 18, 2013 between PerkinElmer Health Sciences, Inc. and Senior Housing Properties Trust, filed with the Commission on July 22, 2013 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.36*
Consulting Agreement, by and between E. Kevin Hrusovsky and PerkinElmer, Inc. dated as of May 10, 2013, filed with the Commission on August 6, 2013 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.37*	PerkinElmer, Inc.'s Amended and Restated Performance Incentive Plan (Executive Officers), attached hereto as Exhibit 10.37.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

Exhibit No.	Exhibit Title

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 29, 2013, (ii) Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 29, 2013, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 29, 2013, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2013, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.