Form 10-Q
period 2014-03-30
PERKINELMER INC
filed 2014-05-06
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
As of May 1, 2014, there were outstanding 113,219,986 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands, except per share data)
Product revenue	$365,485	$346,619
Service revenue	166,419	158,759
Total revenue	531,904	505,378
Cost of product revenue	189,021	181,130
Cost of service revenue	107,363	99,363
Total cost of revenue	296,384	280,493
Selling, general and administrative expenses	153,204	151,497
Research and development expenses	29,449	34,177
Restructuring and contract termination charges, net	2,135	3,310
Operating income from continuing operations	50,732	35,901
Interest and other expense, net	11,289	12,040
Income from continuing operations before income taxes	39,443	23,861
Provision for (benefit from) income taxes	5,124	(8,428)
Income from continuing operations	34,319	32,289
Loss on disposition of discontinued operations before income taxes	(72)	(92)
Provision for (benefit from) income taxes on disposition of discontinued operations	23	(19)
Loss on disposition of discontinued operations	(95)	(73)
Net income	$34,224	$32,216
Basic earnings per share:
Income from continuing operations	$0.30	$0.28
Loss on disposition of discontinued operations	(0.00)	(0.00)
Net income	$0.30	$0.28
Diluted earnings per share:
Income from continuing operations	$0.30	$0.28
Loss on disposition of discontinued operations	(0.00)	(0.00)
Net income	$0.30	$0.28
Weighted average shares of common stock outstanding:
Basic	112,553	113,454
Diluted	113,777	114,716
Cash dividends per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net income	$34,224	$32,216
Other comprehensive income:
Foreign currency translation adjustments	634	(13,503)
Reclassification adjustments for losses on derivatives included in net income, net of tax	—	299
Unrealized (losses) gains on securities, net of tax	(32)	11
Other comprehensive income (loss)	602	(13,193)
Comprehensive income	$34,826	$19,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2014	December 29, 2013
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$224,113	$173,242
Accounts receivable, net	442,976	470,028
Inventories, net	279,031	261,036
Other current assets	151,462	140,532
Total current assets	1,097,582	1,044,838
Property, plant and equipment, net:
At cost	507,465	504,184
Accumulated depreciation	(324,797)	(318,811)
Property, plant and equipment, net	182,668	185,373
Marketable securities and investments	1,300	1,319
Intangible assets, net	437,882	460,430
Goodwill	2,142,475	2,143,120
Other assets, net	109,171	111,632
Total assets	$3,971,078	$3,946,712
Current liabilities:
Short-term debt	$2,626	$2,624
Accounts payable	168,039	167,196
Accrued restructuring and contract termination charges	19,410	26,374
Accrued expenses and other current liabilities	412,962	404,064
Current liabilities of discontinued operations	2,425	2,538
Total current liabilities	605,462	602,796
Long-term debt	926,897	932,104
Long-term liabilities	409,283	417,325
Total liabilities	1,941,642	1,952,225
Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 113,104,000 shares and 112,626,000 shares at March 30, 2014 and at December 29, 2013, respectively	113,104	112,626
Capital in excess of par value	127,472	119,906
Retained earnings	1,710,667	1,684,364
Accumulated other comprehensive income	78,193	77,591
Total stockholders’ equity	2,029,436	1,994,487
Total liabilities and stockholders’ equity	$3,971,078	$3,946,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Operating activities:
Net income	$34,224	$32,216
Less: loss from discontinued operations and dispositions, net of income taxes	95	73
Income from continuing operations	34,319	32,289
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	2,135	3,310
Depreciation and amortization	29,443	30,571
Stock-based compensation	4,516	4,416
Amortization of deferred debt issuance costs, interest rate hedges and accretion of discounts	304	813
Amortization of acquired inventory revaluation	—	129
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	27,023	40,227
Inventories, net	(17,689)	(16,187)
Accounts payable	904	4,941
Accrued expenses and other	(13,036)	(89,391)
Net cash provided by operating activities of continuing operations	67,919	11,118
Net cash used in operating activities of discontinued operations	(208)	(187)
Net cash provided by operating activities	67,711	10,931
Investing activities:
Capital expenditures	(6,020)	(11,829)
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	—	1,400
Net cash used in investing activities of continuing operations	(6,020)	(10,429)
Net cash provided by investing activities of discontinued operations	—	123
Net cash used in investing activities	(6,020)	(10,306)
Financing activities:
Payments on revolving credit facility	(95,000)	(135,000)
Proceeds from revolving credit facility	90,000	213,000
Payments of debt issuance costs	(1,724)	—
Settlement of cash flow hedges	—	840
Net (payments on) proceeds from other credit facilities	(252)	8,022
Proceeds from issuance of common stock under stock plans	7,231	5,462
Purchases of common stock	(3,916)	(126,858)
Dividends paid	(7,887)	(8,060)
Net cash used in financing activities	(11,548)	(42,594)
Effect of exchange rate changes on cash and cash equivalents	728	(3,604)
Net increase (decrease) in cash and cash equivalents	50,871	(45,573)
Cash and cash equivalents at beginning of period	173,242	171,444
Cash and cash equivalents at end of period	$224,113	$125,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC (the “2013 Form 10-K”). The balance sheet amounts at December 29, 2013 in this report were derived from the Company’s audited 2013 consolidated financial statements included in the 2013 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 30, 2014 and March 31, 2013, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from March 30, 2014 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.

Recently Adopted and Issued Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on the Company’s condensed consolidated financial position, results of operations and cash flows or do not apply to the Company’s operations.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results will be presented as discontinued operations. The standard also requires new disclosures related to individually significant disposals that do not meet the definition of a discontinued operation. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2014. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s condensed consolidated financial position, results of operations and cash flows.

Note 2: Business Combinations

During fiscal year 2013, the Company completed the acquisition of four businesses for total consideration of $11.4 million, in cash. As of the closing date, the Company potentially had to pay additional contingent consideration for one of the acquired businesses of up to $2.2 million, which at closing had an estimated fair value of $1.1 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and have been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Company's operations from the acquisition dates. As of March 30, 2014, the purchase accounting allocations related to these acquisitions were preliminary, with the exception of the acquisition completed during the first quarter of fiscal year 2013.

The preliminary allocations of the purchase prices for these acquisitions were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete our valuations within the measurement periods, which are up to one year from the acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the

Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. Adjustments to the preliminary allocations of the purchase prices during the measurement periods require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocations of the purchase prices made during the measurement periods would be as if the adjustments had been completed on the acquisition dates. The effects of any such adjustments, if material, may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement periods are included in current period earnings.
Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.4 million as of March 30, 2014. As of March 30, 2014, the Company has recorded contingent consideration obligations relating to its acquisitions of Dexela Limited, Haoyuan Biotech Co. and Tetra Teknolojik Sistemler Limited Sirketi, with an estimated fair value of $5.0 million. The earnout period for each of these acquisitions does not exceed three years from the respective acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional consideration which would be expensed.
Total transaction costs related to acquisition activities were $0.1 million for both the three months ended March 30, 2014 and March 31, 2013. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 30, 2014 and December 29, 2013.
The Company recorded the following pre-tax gains and losses, which have been reported as a net loss on disposition of discontinued operations:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Gain on disposition of Photoflash business	$—	$124
Loss on disposition of other discontinued operations	(72)	(216)
Loss on disposition of discontinued operations before income taxes	$(72)	$(92)
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

During the first three months of both fiscal years 2014 and 2013, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized pre-tax losses in the first three months of both fiscal years 2014 and 2013. These losses were recognized as a loss on disposition of discontinued operations.
The Company recorded a tax provision of $0.02 million and a tax benefit of $0.02 million on disposition of discontinued operations for the three months ended March 30, 2014 and March 31, 2013, respectively.

Note 4: Restructuring and Contract Termination Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with the Company’s growth strategy and the integration of its business units. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.
A description of the restructuring plans and the activity recorded for the three months ended March 30, 2014 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2013 Form 10-K.
The restructuring plans for the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013 were principally intended to focus resources on higher growth end markets. The restructuring plans for the fourth and third quarters of fiscal year 2013 were principally intended to shift certain of the Company's research and development resources into a newly opened Center for Innovation. The restructuring plan for the second quarter of fiscal year 2013 was principally intended to shift certain of the Company's operations into a newly established shared service center as well as realign operations, research and development resources and production resources as a result of previous acquisitions.

A description of the restructuring plans and the activity recorded are as follows:

Q1 2014 Restructuring Plan
During the first quarter of fiscal year 2014, the Company’s management approved a plan principally intended to focus resources on higher growth end markets (the “Q1 2014 Plan”). As a result of the Q1 2014 Plan, the Company recognized a $0.4 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q1 2014 Plan, the Company reduced headcount by 17 employees. All employees were notified of termination under the Q1 2014 Plan by March 30, 2014.

The following table summarizes the Q1 2014 Plan activity for the three months ended March 30, 2014:

Severance
(In thousands)
Provision	$567
Amounts paid and foreign currency translation	(120)
Balance at March 30, 2014	$447
The Company anticipates that the remaining severance payments of $0.4 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2015.

Q4 2013 Restructuring Plan
During the fourth quarter of fiscal year 2013, the Company’s management approved a plan principally intended to shift certain of the Company's research and development resources into a newly opened Center for Innovation (the “Q4 2013 Plan”). As a result of the Q4 2013 Plan, the Company recognized an $8.2 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $3.0 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q4 2013 Plan, the Company reduced headcount by 74 employees. All employees were notified of termination under the Q4 2013 Plan by December 29, 2013.

The following table summarizes the Q4 2013 Plan activity for the three months ended March 30, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$1,988	$6,854	$8,842
Amounts paid and foreign currency translation	(995)	(249)	(1,244)
Balance at March 30, 2014	$993	$6,605	$7,598

The Company anticipates that the remaining severance payments of $1.0 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014. The Company also anticipates that the remaining payments of $6.6 million, net of estimated sublease income, for the closure of the excess facility space will be paid through fiscal year 2019, in accordance with the terms of the applicable leases.

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

The following table summarizes the Q3 2013 Plan activity for the three months ended March 30, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$137
Amounts paid and foreign currency translation	(113)
Balance at March 30, 2014	$24

The Company anticipates that the remaining severance payments of $0.02 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014.

Q2 2013 Restructuring Plan
During the second quarter of fiscal year 2013, the Company’s management approved a plan principally intended to shift certain of the Company's operations into a newly established shared service center as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2013 Plan”). As a result of the Q2 2013 Plan, the Company initially recognized a $9.9 million pre-tax restructuring charge in the Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space, and recognized a $8.8 million pre-tax restructuring charge in the Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. Subsequent to the initial charge, during fiscal year 2013, the Company recorded an additional $0.6 million pre-tax restructuring charge in the Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period. During the three months ended March 30, 2014, the Company recorded additional pre-tax restructuring charges of $0.1 million in each of the Human Health and Environmental Health segments due to higher than expected costs associated with the closure of the excess facility space. As part of the Q2 2013 Plan, the Company reduced headcount by 265 employees. All employees were notified of termination under the Q2 2013 Plan by June 30, 2013.

The following table summarizes the Q2 2013 Plan activity for the three months ended March 30, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$12,750	$—	$12,750
Change in estimates	—	184	184
Amounts paid and foreign currency translation	(3,981)	(38)	(4,019)
Balance at March 30, 2014	$8,769	$146	$8,915

The Company anticipates that the remaining severance payments of $8.8 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014. The Company also anticipates that the remaining payments of $0.1 million for the closure of the excess facility space will be paid through the third quarter of 2014, in accordance with the terms of the applicable lease.

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

The following table summarizes the Q1 2013 Plan activity for the three months ended March 30, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$208
Amounts paid and foreign currency translation	—
Balance at March 30, 2014	$208

The Company anticipates that the remaining severance payments of $0.2 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014.

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal year 2001 through fiscal year 2012 were workforce reductions and the closure of excess facility space related to the integration of the Company’s businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company’s growth strategy. During the three months ended March 30, 2014, the Company paid $3.0 million related to these plans. As of March 30, 2014, the Company had $10.3 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022. The Company anticipates the remaining severance payments for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014.

Contract Termination Charges
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded an additional pre-tax charge of $1.4 million, primarily as a result of terminating various contractual commitments in the Environmental Health segment. The Company made payments for these obligations of $1.1 million in the first three months of fiscal year 2014. The remaining balance of these accruals as of March 30, 2014 was $0.6 million.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Interest income	$(94)	$(105)
Interest expense	9,219	11,693
Other expense, net	2,164	452
Total interest and other expense, net	$11,289	$12,040

Note 6: Inventories, Net

Inventories as of March 30, 2014 and December 29, 2013 consisted of the following:

	March 30, 2014	December 29, 2013
	(In thousands)
Raw materials	$97,819	$92,891
Work in progress	18,190	15,505
Finished goods	163,022	152,640
Total inventories, net	$279,031	$261,036

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
At March 30, 2014, the Company had gross tax effected unrecognized tax benefits of $36.0 million, of which $30.7 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $1.9 million of its uncertain tax positions at March 30, 2014, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2006 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first three months of fiscal years 2014 and 2013, the Company recorded net discrete income tax benefits of $2.0 million and $12.5 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under the senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of March 30, 2014, undrawn letters of credit in the aggregate amount of $12.0 million were treated as issued and outstanding under the new senior unsecured revolving credit facility. As of March 30, 2014, the Company had $296.0 million available for additional borrowing under the new facility. The Company uses the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of March 30, 2014 was 107 basis points. The weighted average Eurocurrency interest rate as of March 30, 2014 was 0.19%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%, which is the interest applicable to borrowings outstanding under the Eurocurrency rate as of March 30, 2014. At March 30, 2014, the Company had $392.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the Company's credit agreement for its previous facility. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade. During the three months ended March 30, 2014, the Company capitalized $1.8 million of debt issuance costs for the refinancing of debt held under its previous senior unsecured revolving credit facility. These debt issuance costs are being amortized into interest and other expense, net, on a straight-line basis, over the term of the new senior unsecured revolving credit facility.

The Company's previous senior unsecured revolving credit facility provided for $700.0 million of revolving loans and had an initial maturity of December 16, 2016. At December 29, 2013, the Company had $397.0 million of borrowings in U.S. Dollars outstanding under the previous senior unsecured revolving credit facility. The credit agreement for the previous facility contained affirmative, negative and financial covenants and events of default similar to those contained in the Company's new credit facility.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of March 30, 2014, the 2021 Notes had an aggregate carrying value of $497.5 million, net of $2.5 million of unamortized original issue discount. As of December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Financing Lease Obligations. In September 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in the Company being considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At March 30, 2014, the Company had $40.0 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.4 million was recorded as long-term debt. At December 29, 2013, the Company had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Number of common shares—basic	112,553	113,454
Effect of dilutive securities:
Stock options	1,052	1,050
Restricted stock awards	172	212
Number of common shares—diluted	113,777	114,716
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	459	479
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The Company’s management reviews the results of the Company’s operations by the Human Health and Environmental Health operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2013 Form 10-K. The principal products and services of the Company's two operating segments are:

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

Revenue and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Human Health
Product revenue	$239,030	$219,073
Service revenue	60,453	62,256
Total revenue	299,483	281,329
Operating income from continuing operations	43,060	25,020
Environmental Health
Product revenue	126,455	127,546
Service revenue	105,966	96,503
Total revenue	232,421	224,049
Operating income from continuing operations	21,499	20,728
Corporate
Operating loss from continuing operations(1)	(13,827)	(9,847)
Continuing Operations
Product revenue	365,485	346,619
Service revenue	166,419	158,759
Total revenue	531,904	505,378
Operating income from continuing operations	50,732	35,901
Interest and other expense, net (see Note 5)	11,289	12,040
Income from continuing operations before income taxes	$39,443	$23,861
____________________________

(1)
Activity related to the mark-to-market adjustment on postretirement benefit plans have been included in the Corporate operating loss from continuing operations, and together constituted a pre-tax gain of $0.1 million for both the three months ended March 30, 2014 and March 31, 2013.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	March 30, 2014	December 29, 2013
	(In thousands)
Foreign currency translation adjustments	$76,917	$76,283
Unrecognized prior service costs, net of income taxes	1,429	1,429
Unrealized net losses on securities, net of income taxes	(153)	(121)
Accumulated other comprehensive income	$78,193	$77,591
In December 2013, the Company redeemed all of its 6% senior unsecured notes due in 2015 and wrote-off the remaining unamortized derivative losses for previously settled cash flow hedges. During the three months ended March 31, 2013, pre-tax losses of $0.5 million were reclassified from accumulated other comprehensive income into interest and other expense, net related to previously settled cash flow hedges. The Company recognized a tax provision of $0.2 million related to these amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2013.

Stock Repurchase Program:
On October 24, 2012, the Board of Directors ("the Board") authorized the Company to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the three months ended March 30, 2014, the Company did not repurchase any shares of common stock in the open market under the Repurchase Program. As of March 30, 2014, 2.4 million shares of the Company’s common stock remained available for repurchase from the 6.0 million shares authorized by the Board under the Repurchase Program.
The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans. During the three months ended March 30, 2014, the Company repurchased 90,230 shares of common stock for this purpose at an aggregate cost of $3.9 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in the first quarter of fiscal year 2014 and in each quarter of fiscal year 2013. At March 30, 2014, the Company has accrued $7.9 million for dividends declared on January 24, 2014 for the first quarter of fiscal year 2014, payable in May 2014. On April 22, 2014, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2014 that will be payable in August 2014. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 12: Stock Plans

In addition to the Company's Employee Stock Purchase Plan, the Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company's common stock are authorized for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs. In addition to shares of the Company’s common stock originally authorized for issuance under the 2009 Plan, the 2009 Plan includes shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were canceled or forfeited without the shares being issued.
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three months ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cost of product and service revenue	$333	$313
Research and development expenses	141	216
Selling, general and administrative expenses	4,042	3,887
Total stock-based compensation expense	$4,516	$4,416
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.6 million and $1.4 million for the three months ended March 30, 2014 and March 31, 2013, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of both March 30, 2014 and March 31, 2013. The excess tax benefit recognized from stock compensation, classified as a financing cash activity, was zero for both the three months ended March 30, 2014 and March 31, 2013.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
Risk-free interest rate	1.5%	0.9%
Expected dividend yield	0.7%	0.8%
Expected lives	5 years	5 years
Expected stock volatility	30.9%	38.5%

The following table summarizes stock option activity for the three months ended March 30, 2014:

	Number of Shares	Weighted- Average Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 29, 2013	3,494	$23.34
Granted	446	43.08
Exercised	(310)	23.30
Canceled	(4)	20.97
Forfeited	(16)	29.58
Outstanding at March 30, 2014	3,610	$25.75	3.8	$65.1
Exercisable at March 30, 2014	2,567	$21.83	2.9	$56.4
Vested and expected to vest in the future	3,565	$25.66	3.8	$64.6
The weighted-average per-share grant-date fair value of options granted was $11.85 and $10.90 for the three months ended March 30, 2014 and March 31, 2013, respectively. The total intrinsic value of options exercised was $6.5 million and $3.1 million for the three months ended March 30, 2014 and March 31, 2013, respectively. Cash received from option exercises was $7.2 million and $5.5 million for the three months ended March 30, 2014 and March 31, 2013, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.5 million and $1.3 million for the three months ended March 30, 2014 and March 31, 2013, respectively.
There was $9.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of March 30, 2014. This cost is expected to be recognized over a weighted-average period of 2.2 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended March 30, 2014:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 29, 2013	649	$29.24
Granted	216	42.55
Vested	(246)	27.70
Forfeited	(21)	32.00
Nonvested at March 30, 2014	598	$34.59
The weighted-average per-share grant-date fair value of restricted stock awards granted was $42.55 and $34.06 during the three months ended March 30, 2014 and March 31, 2013, respectively. The fair value of restricted stock awards vested was $6.8 million and $6.9 million for the three months ended March 30, 2014 and March 31, 2013, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.0 million and $2.1 million for the three months ended March 30, 2014 and March 31, 2013, respectively.
As of March 30, 2014, there was $15.7 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Units: The Company granted 79,463 and 98,056 performance units during the three months ended March 30, 2014 and March 31, 2013, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the three months ended March 30, 2014 and March 31, 2013 was $42.84 and $34.06, respectively. The total compensation expense recognized related to these performance units was $1.0 million for both the three months ended March 30, 2014 and March 31, 2013. As of March 30, 2014, there were 271,679 performance units outstanding and subject to forfeiture, with a corresponding liability of $3.7 million recorded in accrued expenses and other current liabilities.

Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company did not grant any stock awards during either the three months ended March 30, 2014 or March 31, 2013.
Employee Stock Purchase Plan: During the three months ended March 30, 2014, the Company issued 31,854 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $39.17 per share. During the three months ended March 31, 2013, the Company issued 45,762 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $30.15 per share. At March 30, 2014, an aggregate of 1.1 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 1, 2014, its annual impairment date for fiscal year 2014. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 90.0% for each reporting unit, with the exception of one reporting unit where the fair value exceeded the carrying value by approximately 11.0%. The carrying value of the goodwill for this one reporting unit was $796.3 million, at the annual impairment date for fiscal year 2014.
The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. The long-term terminal growth rates for the Company’s reporting units ranged from 3.0% to 6.0% for the fiscal year 2014 impairment analysis. The range for the discount rates for the reporting units was approximately 10.0% to 11.5%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company currently evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2014, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2014.

The changes in the carrying amount of goodwill for the period ended March 30, 2014 from December 29, 2013 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 29, 2013	$1,648,332	$494,788	$2,143,120
Foreign currency translation	(502)	(143)	(645)
Balance at March 30, 2014	$1,647,830	$494,645	$2,142,475
Identifiable intangible asset balances at March 30, 2014 and December 29, 2013 by category were as follows:

	March 30, 2014	December 29, 2013
	(In thousands)
Patents	$39,591	$39,591
Less: Accumulated amortization	(24,864)	(24,207)
Net patents	14,727	15,384
Trade names and trademarks	36,057	36,058
Less: Accumulated amortization	(17,310)	(16,457)
Net trade names and trademarks	18,747	19,601
Licenses	79,098	79,180
Less: Accumulated amortization	(54,938)	(52,930)
Net licenses	24,160	26,250
Core technology	302,011	302,070
Less: Accumulated amortization	(178,908)	(169,326)
Net core technology	123,103	132,744
Customer relationships	321,421	321,395
Less: Accumulated amortization	(141,901)	(132,833)
Net customer relationships	179,520	188,562
IPR&D	9,470	9,483
Less: Accumulated amortization	(2,429)	(2,178)
Net IPR&D	7,041	7,305
Net amortizable intangible assets	367,298	389,846
Non-amortizing intangible assets:
Trade names and trademarks	70,584	70,584
Total	$437,882	$460,430
Total amortization expense related to definite-lived intangible assets was $20.7 million and $22.5 million for the three months ended March 30, 2014 and March 31, 2013, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $62.5 million for the remainder of fiscal year 2014, $69.2 million in fiscal year 2015, $60.2 million in fiscal year 2016, $50.7 million in fiscal year 2017, and $39.1 million in fiscal year 2018.
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
A summary of warranty reserve activity for the three months ended March 30, 2014 and March 31, 2013 is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Balance beginning of period	$10,534	$11,003
Provision charged to income	4,077	4,340
Payments	(3,967)	(4,824)
Adjustments to previously provided warranties, net	(297)	365
Foreign currency translation and acquisitions	10	(57)
Balance end of period	$10,357	$10,827

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three months ended March 30, 2014 and March 31, 2013:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(In thousands)
Service cost	$1,030	$925	$24	$28
Interest cost	5,916	5,315	39	36
Expected return on plan assets	(6,263)	(6,264)	(241)	(241)
Amortization of prior service costs	(71)	(67)	—	—
Net periodic benefit cost (credit)	$612	$(91)	$(178)	$(177)
During the first three months of fiscal year 2014, the Company contributed $0.9 million, in the aggregate, to plans outside of the United States.

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
Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $95.0 million, $138.4 million and $77.4 million at March 30, 2014, December 29, 2013 and March 31, 2013, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during both fiscal years 2014 and 2013.
In December 2012, the Company entered into two forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of €50.0 million, designated as cash flow hedges. In March 2013, the Company settled one such forward foreign exchange contract with a notional amount of €25.0 million. The fair value of the remaining outstanding currency derivative contract at March 31, 2013 was $0.9 million. As of March 31, 2013, the net unrealized gain for the remaining outstanding currency derivative was included in foreign currency translation adjustments within accumulated other comprehensive income. The derivative gains were amortized into interest and other expense, net, when the hedged exposures affected interest and other expense, net. Such amounts were not material for the three months ended March 31, 2013.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of March 30, 2014.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 30, 2014. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of March 30, 2014 and December 29, 2013 classified in one of the three classifications described above:

	Fair Value Measurements at March 30, 2014 Using:
	Total Carrying Value at March 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,300	$1,300	$—	$—
Foreign exchange derivative assets	216	—	216	—
Foreign exchange derivative liabilities	(238)	—	(238)	—
Contingent consideration	(4,981)	—	—	(4,981)

	Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,319	$1,319	$—	$—
Foreign exchange derivative assets	293	—	293	—
Foreign exchange derivative liabilities	(396)	—	(396)	—
Contingent consideration	(4,926)	—	—	(4,926)
Level 1 and Level 2 Valuation Techniques:    The Company’s Level 1 and Level 2 assets and liabilities are comprised of investments in equity and fixed-income securities as well as derivative contracts. For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including common stock price quotes, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities.
Marketable securities:    Include equity and fixed-income securities measured at fair value using the quoted market prices at the reporting date.
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both March 30, 2014 and December 29, 2013, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.
Contingent consideration:    The Company has classified its net liabilities for contingent consideration relating to its acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the significant acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2013 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.4 million as of March 30, 2014. As of March 30, 2014, the Company has recorded contingent consideration obligations relating to its acquisitions of Dexela Limited, Haoyuan Biotech Co. and Tetra Teknolojik Sistemler Limited Sirketi, with an estimated fair value of $5.0 million at March 30, 2014. The earnout period for each of these acquisitions does not exceed three years from the respective acquisition date, and the remaining weighted average earnout period at March 30, 2014 was one year.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Balance beginning of period	$(4,926)	$(3,017)
Amounts paid and foreign currency translation	—	64
Change in fair value (included within selling, general and administrative expenses)	(55)	226
Balance end of period	$(4,981)	$(2,727)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.

The Company’s new senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had amounts outstanding, excluding letters of credit, of $392.0 million as of March 30, 2014. The Company’s previous senior unsecured revolving credit facility had amounts outstanding, excluding letters of credit, of $397.0 million as of December 29, 2013. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2014. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.5 million, net of $2.5 million of unamortized original issue discount, and a fair value of $524.2 million as of March 30, 2014. The 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount, and a fair value of $513.0 million as of December 29, 2013. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt. The Company's financing lease obligations had an aggregate carrying value of $40.0 million and $40.3 million as of March 30, 2014 and December 29, 2013, respectively, which approximated their fair value as there has been minimal change in the Company's incremental borrowing rate. As of March 30, 2014, the 2021 Notes and financing lease obligations were classified as Level 2.
As of March 30, 2014, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Leases

On August 22, 2013, the Company sold one of its facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, the Company entered into a lease agreement to lease back the property for its continued use. The lease has an initial term of 15 years and the Company has the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and at the transaction date the Company had deferred $26.5 million of gains which are being amortized in operating expenses over the initial lease term of 15 years. During the first quarter of fiscal year 2014, the Company amortized $0.4 million of deferred gains related to the lease. At March 30, 2014, $25.4 million of these deferred gains remained to be amortized, which were recorded in long-term liabilities. At December 29, 2013, $25.9 million of deferred gains remained to be amortized, which were recorded in long-term liabilities.

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $13.7 million as of March 30, 2014, which represents management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that the Company breached its distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology, separately and together with the other defendants. The Company filed an answer and a counterclaim alleging that Enzo's patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo's patents that effectively limited the coverage of certain of those claims and, the Company believes, excluded certain of the Company's products from the coverage of Enzo's patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo's appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo's case against the Company. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted the Company and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part the Company's motion for summary judgment of non-infringement. On December 21, 2012, the Company filed a second motion for summary judgment on claims that were not addressed in the first motion, which the court also granted in part and denied in part. As disclosed in the Company’s Annual Report on Form 10-K for fiscal year 2013, the Company expected this case to go to trial in March 2014, and incurred $3.2 million of expenses in preparation for the trial during the first three months of fiscal year 2014. The trial date was delayed, however the Company continues to expect the case to go to trial in 2014.
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
The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 30, 2014 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview
We are a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and their environment. The principal products and services of our two operating segments are:

•
Human Health.    Develops diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Our Human Health segment serves both the diagnostics and research markets.

•
Environmental Health.    Provides products, services and solutions to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. Our Environmental Health segment serves the environmental, industrial and laboratory services markets.

Overview of the First Quarter of Fiscal Year 2014
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2014 and 2013 fiscal years include 52 weeks.
Our overall revenue in the first quarter of fiscal year 2014 was $531.9 million and increased $26.5 million, or 5%, as compared to the first quarter of fiscal year 2013, reflecting an increase of $18.2 million, or 6%, in our Human Health segment revenue and an increase of $8.4 million, or 4%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during the first quarter of fiscal year 2014 was primarily due to growth generated from our newborn screening business within the diagnostics market and our informatics offerings within the research market. The increase in our Environmental Health segment revenue during the first quarter of fiscal year 2014 was due to an increase in our service revenue, which included our OneSource multivendor service offerings within our laboratory service market.
In our Human Health segment during the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013, we experienced growth in the diagnostics market from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. Birth rates are beginning to rebound in China, as evidenced by prenatal trends we saw during the first quarter of fiscal year 2014, and demand for greater access to newborn screening in rural areas is also increasing. In the research market we experienced growth as demand increased for our informatics, microfluidics, radiometric detection, and high-content screening offerings. Our medical imaging business was flat during the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013, despite growth in our advanced medical diagnostic imaging products. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During the first quarter of fiscal year 2014, we continued to grow our laboratory services business, which included the addition of new customers to our OneSource multivendor service offering, while revenue across our products in the environmental and industrial markets was approximately flat. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.

Our consolidated gross margins decreased 22 basis points in the first quarter of fiscal year 2014, as compared to the first quarter of fiscal year 2013, due to unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, which were partially offset by increased sales volume and cost containment and productivity initiatives. Our consolidated operating margins increased 243 basis points in the first quarter of fiscal year 2014, as compared to the first quarter of fiscal year 2013, primarily due to cost containment and productivity initiatives, which were partially offset by lower gross margins.
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

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, warranty costs, bad debts, inventories, accounting for business combinations and dispositions, long-lived assets, income taxes, restructuring, pensions and other postretirement benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (our “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the three months ended March 30, 2014.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended March 30, 2014 was $531.9 million, as compared to $505.4 million for the three months ended March 31, 2013, an increase of $26.5 million, or 5%, which includes an approximate 0.1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.2% increase from acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended March 30, 2014 as compared to the three months ended March 31, 2013 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Human Health segment revenue increased $18.2 million, or 6%, due to an increase in diagnostics market revenue of $10.5 million and an increase in research market revenue of $7.7 million. Our Environmental Health segment revenue increased $8.4 million, or 4%, due to an increase in laboratory services market revenue of $9.5 million, partially offset by decreases in environmental and industrial markets revenue of $1.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $1.5 million of revenue for the three months ended March 30, 2014 and $1.9 million for the three months ended March 31, 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended March 30, 2014 was $296.4 million, as compared to $280.5 million for the three months ended March 31, 2013, an increase of $15.9 million, or 6%. As a percentage of revenue, cost of revenue increased to 55.7% for the three months ended March 30, 2014, from 55.5% for the three months ended March 31, 2013, resulting in a decrease in gross margin of 22 basis points to 44.3% for the three months ended March 30, 2014, from 44.5% for the three months ended March 31, 2013. Amortization of intangible assets decreased and was $12.7 million for the three months ended March 30, 2014, as compared to $12.9 million for the three months ended March 31, 2013. Stock-based compensation expense was $0.3 million for each of the three months ended March 30, 2014 and March 31, 2013. The mark-to-market adjustment for postretirement benefit plans was a gain of $0.1 million for the three months ended March 30, 2014, as compared to a gain of $0.05 million for the three months ended March 31, 2013. Acquisition related costs for contingent consideration and other costs added an expense of $0.02 million for the three months ended March 30, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an expense of $0.1 million for the three months ended March 31, 2013. In addition to the above, the overall decrease in gross margin was primarily the result of unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, which were partially offset by increased sales volume and cost containment and productivity initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 30, 2014 were $153.2 million, as compared to $151.5 million for the three months ended March 31, 2013, an increase of $1.7 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 28.8% for the three months ended March 30, 2014, as compared to 30.0% for the three months ended March 31, 2013. Amortization of intangible assets decreased and was $7.8 million for the three months ended March 30, 2014, as compared to $9.6 million for the three months ended March 31, 2013. Stock-based compensation expense increased and was $4.0 million for the three months ended March 30, 2014, as compared to $3.9 million for the three months ended March 31, 2013. Significant legal expenses related to preparation for the trial of a particular case were $3.2 million for the three months ended March 30, 2014. Acquisition related costs for contingent consideration and other acquisition costs increased and was an expense of $0.2 million for the three months ended March 30, 2014, as compared to providing income of $0.01 million for the three months ended March 31, 2013. In addition to the above, the increase in selling, general and administrative expenses was primarily the result of costs related to growth and productivity investments, particularly in emerging territories, partially offset by cost containment initiatives.
Research and Development Expenses
Research and development expenses for the three months ended March 30, 2014 were $29.4 million, as compared to $34.2 million for the three months ended March 31, 2013, a decrease of $4.7 million, or 14%. As a percentage of revenue, research and development expenses decreased and were 5.5% for the three months ended March 30, 2014, as compared to 6.8% for the three months ended March 31, 2013. Amortization of intangible assets increased and was $0.2 million for the three months ended March 30, 2014, as compared to $0.1 million for the three months ended March 31, 2013. Stock-based compensation expense decreased and was $0.1 million for the three months ended March 30, 2014, as compared to $0.2 million for the three months ended March 31, 2013. In addition to the above, the decrease in research and development expenses was primarily the result of the consolidation of research and development activities into our newly opened Center for Innovation. During the first three months of both fiscal year 2014 and fiscal year 2013, we directed research and development efforts toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, alignment with our growth strategy and the integration of our business units. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.
A description of the restructuring plans and the activity recorded for the three months ended March 30, 2014 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2013 Form 10-K.
The restructuring plans for the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013 were principally intended to focus resources on higher growth end markets. The restructuring plans for the fourth and third quarters of fiscal year 2013 were principally intended to shift certain of our research and development resources into a newly opened Center for Innovation. The restructuring plan for the second quarter of fiscal year 2013 was principally intended to shift certain of our operations into a newly established shared service center as well as realign operations, research and development resources and production resources as a result of previous acquisitions. We expect the impact of future cost savings on operating results and cash flows from the restructuring activities executed in fiscal year 2013 will exceed $9.0 million annually beginning in fiscal year 2015. The future cost savings will be primarily a decrease to research and development expenses.

A description of the restructuring plans and the activity recorded are as follows:

Q1 2014 Restructuring Plan
During the first quarter of fiscal year 2014, our management approved a plan principally intended to focus resources on higher growth end markets (the “Q1 2014 Plan”). As a result of the Q1 2014 Plan, we recognized a $0.4 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and recognized a $0.2 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q1 2014 Plan, we reduced headcount by 17 employees. All employees were notified of termination under the Q1 2014 Plan by March 30, 2014.

The following table summarizes the Q1 2014 Plan activity for the three months ended March 30, 2014:

Severance
(In thousands)
Provision	$567
Amounts paid and foreign currency translation	(120)
Balance at March 30, 2014	$447
We anticipate that the remaining severance payments of $0.4 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2015.

Q4 2013 Restructuring Plan
During the fourth quarter of fiscal year 2013, our management approved a plan principally intended to shift certain of our research and development resources into a newly opened Center for Innovation (the “Q4 2013 Plan”). As a result of the Q4 2013 Plan, we recognized an $8.2 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space and recognized a $3.0 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities. As part of the Q4 2013 Plan, we reduced headcount by 74 employees. All employees were notified of termination under the Q4 2013 Plan by December 29, 2013.

The following table summarizes the Q4 2013 Plan activity for the three months ended March 30, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$1,988	$6,854	$8,842
Amounts paid and foreign currency translation	(995)	(249)	(1,244)
Balance at March 30, 2014	$993	$6,605	$7,598

We anticipate that the remaining severance payments of $1.0 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014. We also anticipate that the remaining payments of $6.6 million, net of estimated sublease income, for the closure of the excess facility space will be paid through fiscal year 2019, in accordance with the terms of the applicable leases.

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

The following table summarizes the Q3 2013 Plan activity for the three months ended March 30, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$137
Amounts paid and foreign currency translation	(113)
Balance at March 30, 2014	$24

We anticipate that the remaining severance payments of $0.02 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2014.

Q2 2013 Restructuring Plan
During the second quarter of fiscal year 2013, our management approved a plan principally intended to shift certain of our operations into a newly established shared service center as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2013 Plan”). As a result of the Q2 2013 Plan, we initially recognized a $9.9 million pre-tax restructuring charge in our Human Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space, and recognized a $8.8 million pre-tax restructuring charge in our Environmental Health segment related to a workforce reduction from reorganization activities and the closure of excess facility space. Subsequent to the initial charge, during fiscal year 2013, we recorded an additional $0.6 million pre-tax restructuring charge in our Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period. During the three months ended March 30, 2014, we recorded additional pre-tax restructuring charges of $0.1 million in each of our Human Health and Environmental Health segments due to higher than expected costs associated with the closure of the excess facility space. As part of the Q2 2013 Plan, we reduced headcount by 265 employees. All employees were notified of termination under the Q2 2013 Plan by June 30, 2013.

The following table summarizes the Q2 2013 Plan activity for the three months ended March 30, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$12,750	$—	$12,750
Change in estimates	—	184	184
Amounts paid and foreign currency translation	(3,981)	(38)	(4,019)
Balance at March 30, 2014	$8,769	$146	$8,915

We anticipate that the remaining severance payments of $8.8 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014. We also anticipate that the remaining payments of $0.1 million for the closure of the excess facility space will be paid through the third quarter of 2014, in accordance with the terms of the applicable lease.

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

The following table summarizes the Q1 2013 Plan activity for the three months ended March 30, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$208
Amounts paid and foreign currency translation	—
Balance at March 30, 2014	$208

We anticipate that the remaining severance payments of $0.2 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014.

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal year 2001 through fiscal year 2012 were workforce reductions and the closure of excess facility space related to the integration of our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy. During the three months ended March 30, 2014, we paid $3.0 million related to these plans. As of March 30, 2014, we had $10.3 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both our Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022. We anticipate the remaining severance payments for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014.

Contract Termination Charges
We have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded an additional pre-tax charge of $1.4 million, primarily as a result of terminating various contractual commitments in the Environmental Health segment. We made payments for these obligations of $1.1 million in the first three months of fiscal year 2014. The remaining balance of these accruals as of March 30, 2014 was $0.6 million.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Interest income	$(94)	$(105)
Interest expense	9,219	11,693
Other expense, net	2,164	452
Total interest and other expense, net	$11,289	$12,040
Interest and other expense, net, for the three months ended March 30, 2014 was an expense of $11.3 million, as compared to an expense of $12.0 million for the three months ended March 31, 2013, a decrease of $0.8 million. The decrease in interest and other expense, net, for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, was primarily due to the decrease in interest expense, which was partially offset by an increase in other expense, net. Interest expense decreased by $2.5 million for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, primarily due to an increased mix of variable rate debt with lower interest rates. Other expense, net increased by $1.7 million for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013 and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.

Provision for (Benefit from) Income Taxes
For the three months ended March 30, 2014, the provision for income taxes from continuing operations was a provision of $5.1 million, as compared to a benefit of $8.4 million for the three months ended March 31, 2013.

The effective tax rate from continuing operations was a provision of 13.0% for the three months ended March 30, 2014, as compared to a benefit of 35.3% for the three months ended March 31, 2013. The higher effective tax rate during the first three months of fiscal year 2014 as compared to the first three months of fiscal year 2013 was primarily due to tax benefits related to discrete items of $12.5 million in the first three months of fiscal year 2013 as compared to $2.0 million in the first three months of fiscal year 2014. Additionally, certain higher tax rate jurisdictions that had losses in fiscal year 2013 are projected to have income in fiscal year 2014, increasing the annual effective rate. The discrete items in the first three months of fiscal year 2013 included $9.4 million for lapses in statutes of limitations.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 30, 2014 and December 29, 2013.
We recorded the following pre-tax gains and losses, which have been reported as a net loss on disposition of discontinued operations:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Gain on disposition of Photoflash business	$—	$124
Loss on disposition of other discontinued operations	(72)	(216)
Loss on disposition of discontinued operations before income taxes	$(72)	$(92)
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
During the first three months of both fiscal years 2014 and 2013, we settled various commitments related to the divestiture of other discontinued operations. We recognized pre-tax losses in the first three months of both fiscal years 2014 and 2013. These losses were recognized as a loss on disposition of discontinued operations.
We recorded a tax provision of $0.02 million and a tax benefit of $0.02 million on disposition of discontinued operations for the three months ended March 30, 2014 and March 31, 2013, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $13.7 million as of March 30, 2014, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich

Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. We filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excluded certain of our products from the coverage of Enzo’s patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo’s case against us. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part our motion for summary judgment of non-infringement. On December 21, 2012, we filed a second motion for summary judgment on claims that were not addressed in the first motion, which the court also granted in part and denied in part. As disclosed in our Annual Report on Form 10-K for fiscal year 2013, we expected this case to go to trial in March 2014 and incurred $3.2 million of expenses in preparation for the trial during the first three months of fiscal year 2014. The trial date was delayed, however we continue to expect the case to go to trial in 2014.
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
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 30, 2014 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended March 30, 2014 was $299.5 million, as compared to $281.3 million for the three months ended March 31, 2013, an increase of $18.2 million, or 6%, which includes an approximate 0.3% increase in revenue attributable to favorable changes in foreign exchange rates and an approximate 0.2% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in diagnostics market revenue of $10.5 million and an increase in research market revenue of $7.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $1.5 million of revenue in our Human Health segment for the three months ended March 30, 2014 and $1.9 million for the three months ended March 31, 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment revenue during the three months ended March 30, 2014 was due to growth in the diagnostics market from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. Birth rates are beginning to rebound in China, as evidenced by prenatal trends we saw during the three months ended March 30, 2014, and demand for greater access to newborn screening in rural areas is also increasing. In the research market we experienced growth as demand increased for our informatics, microfluidics, radiometric detection, and high-content screening offerings. Our medical imaging business was flat for the three months ended

March 30, 2014 as compared to the three months ended March 31, 2013, despite growth in our advanced medical diagnostic imaging products.
Operating income from continuing operations for the three months ended March 30, 2014 was $43.1 million, as compared to $25.0 million for the three months ended March 31, 2013, an increase of $18.0 million, or 72%. Amortization of intangible assets decreased and was $17.9 million for the three months ended March 30, 2014, as compared to $20.0 million for the three months ended March 31, 2013. Restructuring and contract termination charges, net, were $0.5 million for the three months ended March 30, 2014, as compared to $3.2 million for the three months ended March 31, 2013. Acquisition related costs for contingent consideration and other acquisition costs were an expense of $0.1 million for the three months ended March 30, 2014, as compared to a benefit of $0.1 million for the three months ended March 31, 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.1 million for the three months ended March 31, 2013. The overall increase in operating income for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, was primarily the result of increased sales volume and cost containment initiatives, which was partial offset by the items above.
Environmental Health
Revenue for the three months ended March 30, 2014 was $232.4 million, as compared to $224.0 million for the three months ended March 31, 2013, an increase of $8.4 million, or 4%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in laboratory services market revenue of $9.5 million, partially offset by decreases in environmental and industrial markets revenue of $1.1 million. The increase in our Environmental Health segment revenue during the three months ended March 30, 2014 was due to growth in our laboratory services business, which included the addition of new customers to our OneSource multivendor service offering, while revenue across our products in the environmental and industrial markets was approximately flat.
Operating income from continuing operations for the three months ended March 30, 2014 was $21.5 million, as compared to $20.7 million for the three months ended March 31, 2013, an increase of $0.8 million, or 4%. Amortization of intangible assets increased and was $2.8 million for the three months ended March 30, 2014, as compared to $2.5 million for the three months ended March 31, 2013. Restructuring and contract termination charges, net, were $1.6 million for the three months ended March 30, 2014, as compared to $0.1 million for the three months ended March 31, 2013. Acquisition related costs for contingent consideration and other acquisition costs were $0.1 million for both the three months ended March 30, 2014 and March 31, 2013. The overall increase in operating income for the three months ended March 30, 2014, as compared to the three months ended March 31, 2013, was primarily the result of cost containment initiatives, which was partial offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, and the items above.

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
At March 30, 2014, we had cash and cash equivalents of $224.1 million, of which $216.7 million was held by our non-U.S. subsidiaries, and we had $296.0 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at March 30, 2014.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $216.7 million of cash and cash equivalents held by our non-U.S. subsidiaries at March 30, 2014, we would incur U.S. taxes on approximately $194.4 million if transferred to the U.S. without proper planning. We expect the remaining accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 24, 2012, our Board of Directors (our "Board") authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the three months ended March 30, 2014, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of March 30, 2014, 2.4 million shares of our common stock remained available for repurchase from the 6.0 million shares authorized by our Board under the Repurchase Program.
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the three months ended March 30, 2014, we repurchased 90,230 shares of common stock for this purpose at an aggregate cost of $3.9 million.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the market. During the first three months of fiscal year 2014, we made contributions of $0.9 million in the aggregate to our defined benefit pension plans outside of the United States, and expect to contribute an additional $3.8 million by the end of fiscal year 2014. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict whether there will be an adjustment for gains and losses in fiscal year 2014. Such adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates and the performance of the financial markets. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2014. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2014.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $67.9 million for the three months ended March 30, 2014, as compared to net cash provided by continuing operations of $11.1 million for the three months ended March 31, 2013, an increase in cash provided of $56.8 million. The cash provided by operating activities for the three months ended March 30, 2014 was principally a result of income from continuing operations of $34.3 million, depreciation and amortization of $29.4 million, a net increase in working capital of $10.2 million, stock-based compensation expense of $4.5 million and restructuring and contract termination charges, net, of $2.1 million. Contributing to the net cash increase from working capital for the three months ended March 30, 2014, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts receivable of $27.0 million, an increase in accounts payable of $0.9 million, partially offset by an increase in inventory of $17.7 million. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first three months of fiscal year 2014. The increase in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2014. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $12.7 million for the three months ended March 30, 2014, as compared to $88.4 million for the three months ended March 31, 2013. These changes primarily related to the timing of payments for taxes, restructuring, and salary and benefits. During the three months ended March 31, 2013, we paid $12.9 million for prepaid royalties and we made contributions of $37.0 million to our defined benefit pension plan in the United States, which was included in accrued expenses.
Investing Activities. Net cash used in the investing activities of our continuing operations was $6.0 million for the three months ended March 30, 2014, as compared to net cash used in the investing activities of our continuing operations of $10.4 million for the three months ended March 31, 2013, a decrease in cash used of $4.4 million. The decrease in net cash used in the investing activities of our continuing operations was the result of capital expenditures for the three months ended March 30, 2014 of $6.0 million as compared to capital expenditures for the three months ended March 31, 2013 of $11.8 million, primarily for manufacturing and other capital equipment purchases. This decrease for the three months ended March 31, 2013, was partially offset by $1.4 million in net cash received related to acquisitions and investments.
Financing Activities. Net cash used in the financing activities of our continuing operations was $11.5 million for the three months ended March 30, 2014, as compared to net cash used in financing activities of our continuing operations of $42.6 million for the three months ended March 31, 2013, a decrease in cash used of $31.0 million. For the three months ended March 30, 2014, we repurchased 90,230 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards, for a total cost of $3.9 million, including commissions. This compares to repurchases of 3.7 million shares of our common stock, including 112,302 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards for the three months ended March 31, 2013, for a total cost of $126.9 million, including commissions. Proceeds from the issuance of common stock under stock plans was $7.2 million for the three months ended March 30, 2014 as compared to proceeds from the issuance of common stock under stock plans of $5.5 million for the three months ended March 31, 2013. During the three months ended March 30, 2014, debt payments on our senior unsecured revolving credit facility totaled $95.0 million, which were partially offset by debt borrowings of $90.0 million, which does not include the activity to refinance our previous senior unsecured revolving credit facility. During the three months ended March 31, 2013, debt payments on our previous senior unsecured revolving credit facility totaled $135.0 million, which were offset by debt borrowings of $213.0 million. We paid $7.9 million and $8.1 million in dividends during the three months ended March 30, 2014 and March 31, 2013, respectively. For the three months ended March 30, 2014, we made net payments on other credit facilities of $0.3 million. This compares to net proceeds from other credit facilities of $8.0 million for the three months ended March 31, 2013 primarily for $5.4 million of borrowings under other short-term obligation arrangements, as well as $3.5 million of financing related to capital improvements to leased buildings, which have been funded by the lessor. During the three months ended March 30, 2014, we paid $1.7 million of debt issuance costs for the refinancing of our debt held under the previous senior unsecured revolving credit facility. In addition, we received $0.8 million for settlement of forward foreign exchange contracts for the three months ended March 31, 2013.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under the senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of March 30, 2014, undrawn letters of credit in the aggregate amount of $12.0 million were treated as issued and outstanding under the new senior unsecured revolving credit facility. As of March 30, 2014, we had $296.0 million available for additional borrowing under the new facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate at the time of borrowing plus a margin, or the base rate from time to time. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. The Eurocurrency margin as of March 30, 2014 was 107 basis points. The weighted average Eurocurrency interest rate as of March 30, 2014 was 0.19%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%, which is the interest applicable to borrowings outstanding under the Eurocurrency rate as of March 30, 2014. At March 30, 2014, we had $392.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility with interest based on the above described Eurocurrency rate. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the credit agreement for our previous facility. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of March 30, 2014. During the three months ended March 30, 2014, we capitalized $1.8 million of debt issuance costs for the refinancing of debt held under our previous senior unsecured revolving credit facility. These debt issuance costs are being amortized into interest and other expense, net, on a straight-line basis, over the term of the new senior unsecured revolving credit facility.
Our previous senior unsecured revolving credit facility provided for $700.0 million of revolving loans and had an initial maturity of December 16, 2016. At December 29, 2013, we had $397.0 million of borrowings in U.S. Dollars outstanding under the previous senior unsecured revolving credit facility. The credit agreement for the previous facility contained affirmative, negative and financial covenants and events of default similar to those contained in our new credit facility.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of March 30, 2014, the 2021 Notes had an aggregate carrying value of $497.5 million, net of $2.5 million of unamortized original issue discount. As of December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of March 30, 2014.
Financing Lease Obligations. In September 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in us being considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At March 30, 2014, we had $40.0 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.4 million was recorded as long-term debt. At December 29, 2013, we had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2014 and for each quarter of fiscal year 2013. At March 30, 2014, we have accrued $7.9 million for dividends declared on January 24, 2014 for the first quarter of fiscal year 2014, payable in May 2014. On April 22, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2014 that will be payable in August 2014. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
During the first quarter of fiscal year 2014, we refinanced debt held under our previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility, with an initial maturity of January 8, 2019. Our contractual obligations, as described in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 changed as a result of our entry into this credit facility. There have not been any other material changes during the first three months of fiscal year 2014 to the amounts presented in the aforementioned table.

Effects of Recently Adopted and Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our condensed consolidated financial position, results of operations and cash flows or do not apply to our operations.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results will be presented as discontinued operations. The standard also requires new disclosures related to individually significant disposals that do not meet the definition of a discontinued operation. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2014. We are currently evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our condensed consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2013 Form 10-K.
Foreign Currency Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Moreover, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the United States, resulting in natural hedges.
We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments. Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, generally sales and net income will be positively, but not proportionately, impacted.
Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $95.0 million, $138.4 million and $77.4 million at March 30, 2014, December 29, 2013 and March 31, 2013, respectively, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during both fiscal years 2014 and 2013.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2013 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
Interest Rate Risk—Sensitivity. Our 2013 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2013 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 30, 2014. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended March 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we breached our distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. We filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excluded certain of our products from the coverage of Enzo’s patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo’s case against us. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part our motion for summary judgment of non-infringement. On December 21, 2012, we filed a second motion for summary judgment on claims that were not addressed in the first motion, which the court also granted in part and denied in part. As disclosed in our Annual Report on Form 10-K for fiscal year 2013, we expected this case to go to trial in March 2014 and incurred $3.2 million of expenses in preparation for the trial during the first three months of fiscal year 2014. The trial date was delayed, however we continue to expect the case to go to trial in 2014.
We believe we have meritorious defenses to the matter described above, and we are contesting the action vigorously. While this matter is subject to uncertainty, in the opinion of our management, based on its review of the information available at this time, the resolution of this matter will not have a material adverse effect on our condensed consolidated financial statements.
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at March 30, 2014 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the three months ended March 30, 2014. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our senior unsecured revolving credit facility and our 2021 Notes include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
As of March 30, 2014, our total assets included $2.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Over the last several quarters, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from our financial guidance or the expectations of securities analysts and investors,

•	the financial performance of the major end markets that we target,

•	the operating and securities price performance of companies that investors consider to be comparable to us,

•	announcements of strategic developments, acquisitions and other material events by us or our competitors, and

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, commodity and equity prices and the value of financial assets.
Dividends on our common stock could be reduced or eliminated in the future.
On January 24, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2014 that will be payable in May 2014. On April 22, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2014 that will be payable in August 2014. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2013—February 2, 2014	—	$—	—	2,400,000
February 3, 2014—March 2, 2014	90,230	$43.40	—	2,400,000
March 3, 2014—March 30, 2014	—	$—	—	2,400,000
Activity for quarter ended March 30, 2014	90,230	$43.40	—	2,400,000
 ____________________

(1)
On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 24, 2014 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2014, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of March 30, 2014, 2.4 million shares authorized by our Board under the Repurchase Program remained available for repurchase.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the first quarter of fiscal year 2014, we repurchased 90,230 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1
Credit Agreement, dated as of January 8, 2014, among PerkinElmer, Inc., Wallac Oy and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank N.A. as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, The Royal Bank of Scotland PLC, Citibank, N.A. and HSBC Bank USA, National Association as Co-Documentation Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders Party hereto, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2014 and herein incorporated by reference.

10.2
Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed as Exhibit 10.2(10) to the registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2014 and herein incorporated by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2014 and March 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013, (iii) Condensed Consolidated Balance Sheets at March 30, 2014 and December 29, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2014 and March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 6, 2014	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 6, 2014	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

10.1
Credit Agreement, dated as of January 8, 2014, among PerkinElmer, Inc., Wallac Oy and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank N.A. as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, The Royal Bank of Scotland PLC, Citibank, N.A. and HSBC Bank USA, National Association as Co-Documentation Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders Party hereto, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2014 and herein incorporated by reference.

10.2
Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed as Exhibit 10.2(10) to the registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2014 and herein incorporated by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2014 and March 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2014 and March 31, 2013, (iii) Condensed Consolidated Balance Sheets at March 30, 2014 and December 29, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2014 and March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.