Form 10-Q
period 2014-09-28
PERKINELMER INC
filed 2014-11-04
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2014, there were outstanding 112,962,552 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per share data)
Product revenue	$365,933	$355,745	$1,113,027	$1,076,389
Service revenue	176,116	166,355	515,802	489,327
Total revenue	542,049	522,100	1,628,829	1,565,716
Cost of product revenue	190,041	192,247	580,974	569,143
Cost of service revenue	108,699	96,585	320,849	297,201
Total cost of revenue	298,740	288,832	901,823	866,344
Selling, general and administrative expenses	142,997	142,780	442,687	441,015
Research and development expenses	30,444	31,410	90,175	99,812
Restructuring and contract termination charges, net	11,092	1,124	13,969	23,681
Operating income from continuing operations	58,776	57,954	180,175	134,864
Interest and other expense, net	10,966	12,340	31,219	37,245
Income from continuing operations before income taxes	47,810	45,614	148,956	97,619
Provision for (benefit from) income taxes	4,912	4,851	19,104	(3,193)
Income from continuing operations	42,898	40,763	129,852	100,812
Loss from discontinued operations before income taxes	(1,091)	(758)	(4,205)	(2,103)
(Loss) gain on disposition of discontinued operations before income taxes	(7)	(64)	(381)	457
Income tax benefit from discontinued operations and dispositions	(477)	(257)	(1,725)	(1,173)
Loss on discontinued operations and dispositions	(621)	(565)	(2,861)	(473)
Net income	$42,277	$40,198	$126,991	$100,339
Basic earnings per share:
Income from continuing operations	$0.38	$0.36	$1.15	$0.90
Loss on discontinued operations and dispositions	(0.01)	(0.01)	(0.03)	(0.00)
Net income	$0.38	$0.36	$1.13	$0.89
Diluted earnings per share:
Income from continuing operations	$0.38	$0.36	$1.14	$0.89
Loss on discontinued operations and dispositions	(0.01)	(0.00)	(0.03)	(0.00)
Net income	$0.37	$0.36	$1.12	$0.88
Weighted average shares of common stock outstanding:
Basic	112,646	111,827	112,662	112,285
Diluted	113,759	113,115	113,836	113,516
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Net income	$42,277	$40,198	$126,991	$100,339
Other comprehensive income:
Foreign currency translation adjustments	(32,936)	16,407	(29,596)	1,703
Reclassification adjustments for losses on derivatives included in net income, net of tax	—	299	—	897
Unrealized (losses) gains on securities, net of tax	(12)	40	(42)	10
Other comprehensive (loss) income	(32,948)	16,746	(29,638)	2,610
Comprehensive income	$9,329	$56,944	$97,353	$102,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2014	December 29, 2013
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$203,683	$173,242
Accounts receivable, net	427,008	466,749
Inventories, net	281,617	260,858
Other current assets	161,389	140,342
Current assets of discontinued operations	650	3,647
Total current assets	1,074,347	1,044,838
Property, plant and equipment, net:
At cost	505,905	498,111
Accumulated depreciation	(328,581)	(314,923)
Property, plant and equipment, net	177,324	183,188
Marketable securities and investments	1,391	1,319
Intangible assets, net	396,466	460,430
Goodwill	2,123,235	2,143,120
Other assets, net	111,898	111,633
Long-term assets of discontinued operations	1,809	2,184
Total assets	$3,886,470	$3,946,712
Current liabilities:
Short-term debt	$1,157	$2,624
Accounts payable	160,506	166,881
Accrued restructuring and contract termination charges	22,175	26,374
Accrued expenses and other current liabilities	381,354	403,678
Current liabilities of discontinued operations	2,241	3,239
Total current liabilities	567,433	602,796
Long-term debt	858,578	932,104
Long-term liabilities	397,705	417,325
Total liabilities	1,823,716	1,952,225
Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,962,000 shares and 112,626,000 shares at September 28, 2014 and at December 29, 2013, respectively	112,962	112,626
Capital in excess of par value	114,225	119,906
Retained earnings	1,787,614	1,684,364
Accumulated other comprehensive income	47,953	77,591
Total stockholders’ equity	2,062,754	1,994,487
Total liabilities and stockholders’ equity	$3,886,470	$3,946,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Operating activities:
Net income	$126,991	$100,339
Less: loss from discontinued operations and dispositions, net of income taxes	2,861	473
Income from continuing operations	129,852	100,812
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	13,969	23,681
Depreciation and amortization	86,833	95,241
Stock-based compensation	11,769	11,423
Amortization of deferred debt financing costs, interest rate hedges and accretion of discounts	1,071	2,598
Gains on disposition	—	(1,566)
Amortization of acquired inventory revaluation	—	203
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	26,841	27,568
Inventories, net	(28,536)	(32,020)
Accounts payable	(4,009)	(5,514)
Accrued expenses and other	(52,133)	(134,158)
Net cash provided by operating activities of continuing operations	185,657	88,268
Net cash used in operating activities of discontinued operations	(624)	(1,380)
Net cash provided by operating activities	185,033	86,888
Investing activities:
Capital expenditures	(22,214)	(31,554)
Proceeds from surrender of life insurance policies	490	783
Proceeds from dispositions of property, plant and equipment, net	—	52,202
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(1,879)	(7,049)
Net cash (used in) provided by investing activities of continuing operations	(23,603)	14,382
Net cash (used in) provided by investing activities of discontinued operations	(213)	484
Net cash (used in) provided by investing activities	(23,816)	14,866
Financing activities:
Payments on revolving credit facility	(305,000)	(429,000)
Proceeds from revolving credit facility	227,000	419,000
Payments of debt financing costs	(1,845)	—
Settlement of cash flow hedges	—	1,363
Net (payments on) proceeds from other credit facilities	(1,225)	5,530
Payments for acquisition-related contingent consideration	(855)	—
Proceeds from issuance of common stock under stock plans	20,947	15,292
Purchases of common stock	(39,004)	(127,186)
Dividends paid	(23,713)	(23,733)
Net cash used in financing activities	(123,695)	(138,734)
Effect of exchange rate changes on cash and cash equivalents	(7,081)	(2,161)
Net increase (decrease) in cash and cash equivalents	30,441	(39,141)
Cash and cash equivalents at beginning of period	173,242	171,444
Cash and cash equivalents at end of period	$203,683	$132,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC (the “2013 Form 10-K”). The balance sheet amounts at December 29, 2013 in this report were derived from the Company’s audited 2013 consolidated financial statements included in the 2013 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 28, 2014 and September 29, 2013, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from September 28, 2014 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.

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

Note 2: Business Combinations

Acquisitions in fiscal year 2014
During the first nine months of fiscal year 2014, the Company completed an acquisition for total consideration of $1.5 million in cash, and $4.3 million of assumed debt. In addition, during October 2014 the Company completed an acquisition for total consideration of $16.7 million. The excess of the purchase prices over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is allocated to goodwill, none of which is tax deductible. The Company reported, or expects to report, the operations for these acquisitions within the results of the Company's operations from the acquisition dates. As of

September 28, 2014, the purchase accounting allocation related to the acquisition completed during the first nine months of fiscal year 2014 was preliminary.

Acquisitions in fiscal year 2013
During fiscal year 2013, the Company completed the acquisition of four businesses for total consideration of $11.4 million, in cash. During the first nine months of fiscal year 2014, the Company paid $0.4 million in additional deferred consideration for one of these acquisitions. As of the closing date of that acquisition, the Company potentially had to pay additional contingent consideration for the business of up to $2.2 million, which at closing had an estimated fair value of $1.1 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and have been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Company's operations from the acquisition dates. As of September 28, 2014, the purchase accounting allocations related to these acquisitions were preliminary, with the exception of those acquisitions completed during the first nine months of fiscal year 2013.
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
The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $26.4 million as of September 28, 2014. As of September 28, 2014, the Company has recorded contingent consideration obligations relating to its acquisitions of Haoyuan Biotech Co. and Tetra Teknolojik Sistemler Limited Sirketi, with an estimated fair value of $1.3 million. The earnout period for each of these acquisitions does not exceed three years from the respective acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional consideration which would be expensed.
Total transaction costs related to acquisition activities for the three and nine months ended September 28, 2014 were $0.04 million and $0.2 million, respectively. Total transaction costs related to acquisition activities for the three and nine months ended September 29, 2013 were zero and $0.1 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of September 28, 2014 and December 29, 2013.
The Company recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Loss on disposition of microarray-based diagnostic testing laboratory	$—	$—	$(257)	$—
Gain on disposition of Photoflash business	—	—	—	493
Loss on disposition of other discontinued operations	(7)	(64)	(124)	(36)
(Loss) gain on disposition of discontinued operations, before income taxes	$(7)	$(64)	$(381)	$457
In May 2014, the Company’s management approved the shutdown of its microarray-based diagnostic testing laboratory in the United States, which has been reported within the Human Health segment. The Company determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.3 million pre-tax loss related to the disposal of fixed assets and inventory during the nine months ended September 28, 2014.
In June 2010, the Company sold its Photoflash business, which was included in the Company's Environmental Health segment. During the nine months ended September 29, 2013, the Company recognized a pre-tax gain of $0.5 million for contingent consideration related to this sale. This gain was recognized as a gain on disposition of discontinued operations.
During the first nine months of both fiscal years 2014 and 2013, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized pre-tax losses in the first nine months of both fiscal years 2014 and 2013. These losses were recognized as a loss on disposition of discontinued operations.
Summary pre-tax operating results of the discontinued operations for the periods prior to disposition, which included a $1.0 million pre-tax charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during the second quarter of fiscal year 2014, were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Sales	$—	$2,177	$960	$7,236
Costs and expenses	1,091	2,935	5,165	9,339
Loss from discontinued operations before income taxes	$(1,091)	$(758)	$(4,205)	$(2,103)
The Company recorded a tax benefit of $0.5 million and a tax benefit of $1.7 million on discontinued operations and dispositions for the three and nine months ended September 28, 2014, respectively. The Company recorded a tax benefit of $0.3 million and a tax benefit of $1.2 million on discontinued operations and dispositions for the three and nine months ended September 29, 2013, respectively.

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
A description of the restructuring plans and the activity recorded for the nine months ended September 28, 2014 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2013 Form 10-K.
The restructuring plan for the third quarter of fiscal year 2014 was principally intended to realign resources to emphasize growth initiatives. The restructuring plans for the first and second quarters of fiscal year 2014 and the first quarter of fiscal year 2013 were principally intended to focus resources on higher growth end markets. The restructuring plans for the fourth and third quarters of fiscal year 2013 were principally intended to shift certain of the Company's research and development resources into a newly opened Center for Innovation. The restructuring plan for the second quarter of fiscal year 2013 was principally intended to shift certain of the Company's operations into a newly established shared service center as well as realign operations, research and development resources and production resources as a result of previous acquisitions.

A description of the restructuring plans and the activity recorded are as follows:

Q3 2014 Restructuring Plan
During the third quarter of fiscal year 2014, the Company’s management approved a plan principally intended to realign resources to emphasize growth initiatives (the “Q3 2014 Plan”). As a result of the Q3 2014 Plan, the Company recognized pre-tax restructuring charges of $6.9 million in the Human Health segment and $6.2 million in the Environmental Health segment related to workforce reductions from reorganization activities. As part of the Q3 2014 Plan, the Company reduced headcount by 152 employees. All employees were notified of termination, or in some cases the intention to terminate, under the Q3 2014 Plan by September 28, 2014.

The following table summarizes the Q3 2014 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Provision	$13,051
Amounts paid and foreign currency translation	(694)
Balance at September 28, 2014	$12,357
The Company anticipates that the remaining severance payments of $12.4 million for workforce reductions will be substantially completed by the end of the third quarter of fiscal year 2015.

Q2 2014 Restructuring Plan
During the second quarter of fiscal year 2014, the Company’s management approved a plan principally intended to focus resources on higher growth end markets (the “Q2 2014 Plan”). As a result of the Q2 2014 Plan, the Company recognized pre-tax restructuring charges of $0.5 million in the Human Health segment and $0.3 million in the Environmental Health segment related to workforce reductions from reorganization activities. As part of the Q2 2014 Plan, the Company reduced headcount by 22 employees. All employees were notified of termination under the Q2 2014 Plan by June 29, 2014.

The following table summarizes the Q2 2014 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Provision	$735
Amounts paid and foreign currency translation	(410)
Balance at September 28, 2014	$325
The Company anticipates that the remaining severance payments of $0.3 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2015.

Q1 2014 Restructuring Plan
During the first quarter of fiscal year 2014, the Company’s management approved a plan principally intended to focus resources on higher growth end markets (the “Q1 2014 Plan”). As a result of the Q1 2014 Plan, the Company recognized pre-tax restructuring charges of $0.4 million in the Human Health segment and $0.2 million in the Environmental Health segment related to workforce reductions from reorganization activities. As part of the Q1 2014 Plan, the Company reduced headcount by 17 employees. All employees were notified of termination under the Q1 2014 Plan by March 30, 2014.

The following table summarizes the Q1 2014 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Provision	$567
Amounts paid and foreign currency translation	(395)
Balance at September 28, 2014	$172
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

The following table summarizes the Q4 2013 Plan activity for the nine months ended September 28, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$1,987	$6,854	$8,841
Amounts paid and foreign currency translation	(1,506)	(1,501)	(3,007)
Balance at September 28, 2014	$481	$5,353	$5,834

The Company anticipates that the remaining severance payments of $0.5 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014. The Company also anticipates that the remaining payments of $5.4 million, net of estimated sublease income, for the closure of the excess facility space will be paid through fiscal year 2019, in accordance with the terms of the applicable leases.

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

The following table summarizes the Q3 2013 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$137
Amounts paid and foreign currency translation	(137)
Balance at September 28, 2014	$—

There are no severance payments remaining to be made under the Q3 2013 Plan.

Q2 2013 Restructuring Plan
During the second quarter of fiscal year 2013, the Company’s management approved a plan principally intended to shift certain of the Company's operations into a newly established shared service center as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2013 Plan”). As a result of the Q2 2013 Plan, the Company initially recognized pre-tax restructuring charges of $9.9 million in the Human Health segment and $8.8 million in the Environmental Health segment related to workforce reductions from reorganization activities and the closures of excess facility space. Subsequent to the initial charge, during fiscal year 2013, the Company recorded an additional $0.6 million pre-tax restructuring charge in the Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period. During the nine months ended September 28, 2014, the Company recorded additional pre-tax restructuring charges of $0.1 million in each of the Human Health and Environmental Health segments due to higher than expected costs associated with the closure of the excess facility space. As part of the Q2 2013 Plan, the Company reduced headcount by 264 employees. All employees were notified of termination under the Q2 2013 Plan by June 30, 2013.

The following table summarizes the Q2 2013 Plan activity for the nine months ended September 28, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$12,750	$—	$12,750
Change in estimates	—	184	184
Amounts paid and foreign currency translation	(9,610)	(184)	(9,794)
Balance at September 28, 2014	$3,140	$—	$3,140

The Company anticipates that the remaining severance payments of $3.1 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014. The closure of the excess facility space will not require any additional payments.

Q1 2013 Restructuring Plan
During the first quarter of fiscal year 2013, the Company’s management approved a plan principally intended to focus resources on higher growth end markets (the “Q1 2013 Plan”). As a result of the Q1 2013 Plan, the Company recognized pre-tax restructuring charges of $2.3 million in the Human Health segment and $0.2 million in the Environmental Health segment related to workforce reductions from reorganization activities. During the nine months ended September 28, 2014, the Company recorded a pre-tax restructuring reversal of $0.2 million in the Human Health segment due to lower than expected costs associated with the remaining severance payments. As part of the Q1 2013 Plan, the Company reduced headcount by 62 employees. All employees were notified of termination under the Q1 2013 Plan by March 31, 2013.

The following table summarizes the Q1 2013 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$208
Change in estimates	(208)
Balance at September 28, 2014	$—

There are no severance payments remaining to be made under the Q1 2013 Plan.

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal year 2001 through fiscal year 2012 were workforce reductions and the closure of excess facility space related to the integration of the Company’s businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company’s growth strategy. During the nine months ended September 28, 2014, the Company paid $4.5 million related to these plans and recognized pre-tax restructuring reversals of $0.8 million in the Human Health Segment and $1.1 million in the Environmental Health Segment related to lower than expected costs associated with workforce reductions. As of September 28, 2014, the Company had $6.9 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both the Human Health and Environmental Health segments. The Company expects to make payments for these leases, the terms of which vary in length, through fiscal year 2022. The Company anticipates the remaining severance payments for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014.

Contract Termination Charges
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded an additional pre-tax charge of $1.5 million, primarily as a result of terminating various contractual commitments in the Environmental Health segment, and the Company made payments for these obligations of $1.5 million in the first nine months of fiscal year 2014. The remaining balance of these accruals as of September 28, 2014 was $0.4 million.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Interest income	$(130)	$(119)	$(375)	$(288)
Interest expense	8,909	11,704	27,207	35,310
Other expense, net	2,187	755	4,387	2,223
Total interest and other expense, net	$10,966	$12,340	$31,219	$37,245

Note 6: Inventories, Net

Inventories as of September 28, 2014 and December 29, 2013 consisted of the following:

	September 28, 2014	December 29, 2013
	(In thousands)
Raw materials	$98,737	$92,713
Work in progress	17,450	15,505
Finished goods	165,430	152,640
Total inventories, net	$281,617	$260,858

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
At September 28, 2014, the Company had gross tax effected unrecognized tax benefits of $32.1 million, of which $28.3 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $3.0 million of its uncertain tax positions at September 28, 2014, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2006 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first nine months of fiscal years 2014 and 2013, the Company recorded net discrete income tax benefits of $5.8 million and $15.6 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters. The $15.6 million discrete income tax benefits for the nine months ended September 29, 2013 included $9.4 million of reversals as a result of lapses in statutes of limitation during the first quarter of fiscal year 2013.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of September 28, 2014, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the new senior unsecured revolving credit facility. As of September 28, 2014, the Company had $368.8 million available for additional borrowing under the new facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At September 28, 2014, borrowings under the senior unsecured revolving credit facility were accruing interest based on the Eurocurrency rate. The Eurocurrency margin as of September 28, 2014 was 108 basis points. The weighted average Eurocurrency interest rate as of September 28, 2014 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At September 28, 2014, the Company had $319.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the Company's credit agreement for its previous facility. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade. During the nine months ended September 28, 2014, the Company capitalized $1.8 million of debt financing costs for the refinancing of debt held under its previous senior unsecured revolving credit facility. These debt financing costs are being amortized into interest and other expense, net, on a straight-line basis, over the term of the new senior unsecured revolving credit facility.

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
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of September 28, 2014, the 2021 Notes had an aggregate carrying value of $497.6 million, net of $2.4 million of unamortized original issue discount. As of December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Financing Lease Obligations. In September 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in the Company being considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At September 28, 2014, the Company had $39.5 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.5 million was recorded as long-term debt. At December 29, 2013, the Company had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
Other Obligations. At September 28, 2014, the Company had $3.6 million of borrowings under other obligation arrangements, of which $0.1 million was recorded as short-term debt and $3.5 million was recorded as long-term debt. At December 29, 2013, the Company had no borrowings under other obligation arrangements.

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

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Number of common shares—basic	112,646	111,827	112,662	112,285
Effect of dilutive securities:
Stock options	870	997	964	987
Restricted stock awards	243	291	210	244
Number of common shares—diluted	113,759	113,115	113,836	113,516
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	482	465	480	493

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

Revenue and operating income (loss) by operating segment, excluding discontinued operations, are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Human Health
Product revenue(1)	$237,312	$227,167	$721,449	$682,164
Service revenue	64,213	63,040	185,770	184,256
Total revenue	301,525	290,207	907,219	866,420
Operating income from continuing operations	45,033	44,659	141,737	101,100
Environmental Health
Product revenue	128,621	128,578	391,578	394,225
Service revenue	111,903	103,315	330,032	305,071
Total revenue	240,524	231,893	721,610	699,296
Operating income from continuing operations(1)	21,596	21,896	73,967	61,922
Corporate
Operating loss from continuing operations(2) (3)	(7,853)	(8,601)	(35,529)	(28,158)
Continuing Operations
Product revenue	365,933	355,745	1,113,027	1,076,389
Service revenue	176,116	166,355	515,802	489,327
Total revenue	542,049	522,100	1,628,829	1,565,716
Operating income from continuing operations	58,776	57,954	180,175	134,864
Interest and other expense, net (see Note 5)	10,966	12,340	31,219	37,245
Income from continuing operations before income taxes	$47,810	$45,614	$148,956	$97,619
____________________________

(1)
In the third quarter of fiscal year 2014, the Company settled litigation and entered into a fully paid license related to the Company's microfluidics technology licensing program. The Company has allocated the proceeds of this license between revenue and litigation settlement using the residual method and concluded that the litigation settlement had no value. The Company has no future performance obligations associated with this license. The Company recognized revenue of $7.5 million in cash from the license within the Human Health segment. Also within the Human Health segment, the Company recognized revenue of $2.6 million in other consideration resulting from concurrent modifications to an existing collaboration agreement.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax gain of $0.1 million for each of the nine months ended September 28, 2014 and September 29, 2013. There were no expenses related to the mark-to-market adjustment on postretirement benefit plans for either the three months ended September 28, 2014 or September 29, 2013.

(3)
In 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint that alleged that the Company separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. The Company entered into a settlement agreement with Enzo dated June 20, 2014 and in the third quarter of fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded during the second quarter of fiscal year 2014. In addition, $3.4 million of expenses were incurred and recorded in preparation for the trial during the six months ended June 29, 2014.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	September 28, 2014	December 29, 2013
	(In thousands)
Foreign currency translation adjustments	$46,687	$76,283
Unrecognized prior service costs, net of income taxes	1,429	1,429
Unrealized net losses on securities, net of income taxes	(163)	(121)
Accumulated other comprehensive income	$47,953	$77,591
In December 2013, the Company redeemed all of its 6% senior unsecured notes due in 2015 and wrote-off the remaining unamortized derivative losses for previously settled cash flow hedges. During the nine months ended September 29, 2013, pre-tax losses of $1.5 million were reclassified from accumulated other comprehensive income into interest and other expense, net related to previously settled cash flow hedges. The Company recognized a tax benefit of $0.6 million related to these amounts reclassified out of accumulated other comprehensive income for the nine months ended September 29, 2013.

Stock Repurchase Program:
On October 24, 2012, the Company's Board of Directors ("the Board") authorized the Company to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on October 24, 2014. On October 23, 2014, the Board authorized the Company to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 23, 2016 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the nine months ended September 28, 2014, the Company repurchased 0.8 million shares of common stock in the open market at an aggregate cost of $34.8 million, including commissions, under the Repurchase Program. As of September 28, 2014, 1.7 million shares of the Company’s common stock remained available for repurchase from the 6.0 million shares authorized by the Board under the Repurchase Program. These shares ceased to be available for repurchase under the Repurchase Program upon its expiration on October 24, 2014.
The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the nine months ended September 28, 2014, the Company repurchased 97,774 shares of common stock for this purpose at an aggregate cost of $4.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2014 and in each quarter of fiscal year 2013. At September 28, 2014, the Company has accrued $7.9 million for dividends declared on July 24, 2014 for the third quarter of fiscal year 2014, payable in November 2014. On October 23, 2014, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2014 that will be payable in February 2014. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Cost of product and service revenue	$386	$337	$1,056	$958
Research and development expenses	39	203	400	629
Selling, general and administrative expenses	2,025	3,241	10,313	9,836
Total stock-based compensation expense	$2,450	$3,781	$11,769	$11,423
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $0.8 million and $4.2 million for the three and nine months ended September 28, 2014, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.2 million and $3.6 million for the three and nine months ended September 29, 2013, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million and $0.3 million as of September 28, 2014 and September 29, 2013, respectively. The excess tax benefit recognized from stock compensation, classified as a financing cash activity, was zero for each of the nine months ended September 28, 2014 and September 29, 2013.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	September 28, 2014	September 29, 2013
Risk-free interest rate	1.5%	0.9%
Expected dividend yield	0.7%	0.8%
Expected lives	5 years	5 years
Expected stock volatility	30.9%	38.5%
The following table summarizes stock option activity for the nine months ended September 28, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 29, 2013	3,494	$23.34
Granted	520	43.12
Exercised	(889)	23.55
Canceled	(4)	20.97
Forfeited	(108)	34.85
Outstanding at September 28, 2014	3,013	$26.28	3.6	$58.2
Exercisable at September 28, 2014	2,033	$21.46	2.6	$49.1
Vested and expected to vest in the future	2,972	$26.18	3.5	$57.8
The weighted-average per-share grant-date fair value of options granted during the three and nine months ended September 28, 2014 was $12.78 and $11.86, respectively. There were no options granted during the three months ended September 29, 2013. The weighted-average per-share grant-date fair value of options granted during the nine months ended September 29, 2013 was $10.82. The total intrinsic value of options exercised during the three and nine months ended September 28, 2014 was $1.9 million and $19.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 29, 2013 was $6.2 million and $10.3 million, respectively. Cash received from option exercises for the nine months ended September 28, 2014 and September 29, 2013 was $20.9 million and $15.3 million, respectively.

The total compensation expense recognized related to the Company’s outstanding options was $1.0 million and $3.9 million for the three and nine months ended September 28, 2014, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 29, 2013, respectively.
There was $7.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of September 28, 2014. This cost is expected to be recognized over a weighted-average period of 1.9 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended September 28, 2014:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 29, 2013	649	$29.24
Granted	242	42.69
Vested	(256)	27.68
Forfeited	(67)	33.35
Nonvested at September 28, 2014	568	$35.20
The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and nine months ended September 28, 2014 was $45.42 and $42.69, respectively. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and nine months ended September 29, 2013 was $36.11 and $33.74, respectively. The fair value of restricted stock awards vested during the three and nine months ended September 28, 2014 was $0.1 million and $7.1 million, respectively. The fair value of restricted stock awards vested during the three and nine months ended September 29, 2013 was $0.4 million and $7.6 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $1.6 million and $5.5 million for the three and nine months ended September 28, 2014, respectively, and $1.7 million and $5.6 million for the three and nine months ended September 29, 2013, respectively.
As of September 28, 2014, there was $11.7 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Performance Units: The Company granted 79,463 and 98,056 performance units during the nine months ended September 28, 2014 and September 29, 2013, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the nine months ended September 28, 2014 and September 29, 2013 was $42.84 and $34.06, respectively. During the nine months ended September 28, 2014 and September 29, 2013, 19,667 and 28,515 performance units were forfeited, respectively. The total compensation expense recognized related to performance units was a reversal of expense of $0.2 million and an expense of $1.6 million for the three and nine months ended September 28, 2014, respectively, and expenses of $1.0 million and $1.9 million for the three and nine months ended September 29, 2013, respectively. As of September 28, 2014, there were 252,012 performance units outstanding and subject to forfeiture, with a corresponding liability of $4.2 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company granted 2,373 shares and 3,263 shares to each non-employee member of the Board during the nine months ended September 28, 2014 and September 29, 2013, respectively. The weighted-average per-share grant-date fair value of the stock awards granted during the nine months ended September 28, 2014 and September 29, 2013 was $42.14 and $30.65, respectively. The total compensation expense recognized related to these stock awards was $0.7 million for each of the nine months ended September 28, 2014 and September 29, 2013.
Employee Stock Purchase Plan: During the nine months ended September 28, 2014, the Company issued 60,870 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $41.71 per share. During the nine months ended September 29, 2013, the Company issued 89,521 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $30.51 per share. At September 28, 2014, an aggregate of 1.0 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 1, 2014, its annual impairment date for fiscal year 2014. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 90.0% for each reporting unit, with the exception of the life sciences and technology reporting unit where the fair value exceeded the carrying value by approximately 11.0%. The carrying value of the goodwill for the life sciences and technology reporting unit was $796.3 million, at the annual impairment date for fiscal year 2014. The long-term terminal growth rates for the Company’s reporting units ranged from 3.0% to 6.0% for the fiscal year 2014 impairment analysis. The range for the discount rates for the reporting units was 10.0% to 11.5%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.
During the second quarter of 2014, the Company realigned its organization which resulted in a change in the composition of the Company's reporting units within the Human Health segment. The Company's informatics business was moved from the life sciences and technology reporting unit to its own reporting unit. As a result of the new alignment, the Company reallocated goodwill based on the relative fair value, determined using the income approach, of each of these businesses. During the third quarter of 2014, the Company finalized this analysis and the realignment resulted in $220.3 million of goodwill being reallocated from the life sciences and technology reporting unit to the informatics reporting unit. The Company concluded based on the first step of the process that there was no goodwill impairment for either the life sciences and technology reporting unit or the informatics reporting unit, and the fair value exceeded the carrying value by more than 20.0% for each of these reporting units.
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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2014, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2014.

The changes in the carrying amount of goodwill for the period ended September 28, 2014 from December 29, 2013 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 29, 2013	$1,648,332	$494,788	$2,143,120
Foreign currency translation	(18,158)	(5,443)	(23,601)
Acquisitions and other	3,716	—	3,716
Balance at September 28, 2014	$1,633,890	$489,345	$2,123,235
Identifiable intangible asset balances at September 28, 2014 and December 29, 2013 by category were as follows:

	September 28, 2014	December 29, 2013
	(In thousands)
Patents	$39,971	$39,591
Less: Accumulated amortization	(26,560)	(24,207)
Net patents	13,411	15,384
Trade names and trademarks	34,846	35,809
Less: Accumulated amortization	(17,803)	(16,208)
Net trade names and trademarks	17,043	19,601
Licenses	78,968	79,180
Less: Accumulated amortization	(59,135)	(52,930)
Net licenses	19,833	26,250
Core technology	301,668	302,070
Less: Accumulated amortization	(194,593)	(169,326)
Net core technology	107,075	132,744
Customer relationships	319,120	321,395
Less: Accumulated amortization	(158,084)	(132,833)
Net customer relationships	161,036	188,562
IPR&D	10,388	9,483
Less: Accumulated amortization	(2,904)	(2,178)
Net IPR&D	7,484	7,305
Net amortizable intangible assets	325,882	389,846
Non-amortizing intangible assets:
Trade names and trademarks	70,584	70,584
Total	$396,466	$460,430
Total amortization expense related to definite-lived intangible assets was $20.6 million and $61.9 million for the three and nine months ended September 28, 2014, respectively, and $22.8 million and $67.0 million for the three and nine months September 29, 2013, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $19.9 million for the remainder of fiscal year 2014, $69.2 million in fiscal year 2015, $60.2 million in fiscal year 2016, $50.7 million in fiscal year 2017, and $39.1 million in fiscal year 2018.

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

A summary of warranty reserve activity for the three and nine months ended September 28, 2014 and September 29, 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Balance beginning of period	$10,786	$10,451	$10,534	$11,003
Provision charged to income	4,187	4,160	12,596	12,673
Payments	(4,154)	(4,113)	(12,509)	(12,781)
Adjustments to previously provided warranties, net	(130)	268	44	(54)
Foreign currency translation and acquisitions	(293)	122	(269)	47
Balance end of period	$10,396	$10,888	$10,396	$10,888

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit cost (credit) for the Company’s various defined benefit employee pension and postretirement plans for the three and nine months ended September 28, 2014 and September 29, 2013:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Service cost	$1,030	$916	$24	$28
Interest cost	5,914	5,312	39	36
Expected return on plan assets	(6,277)	(6,261)	(241)	(241)
Amortization of prior service costs	(72)	(67)	—	—
Net periodic benefit cost (credit)	$595	$(100)	$(178)	$(177)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Service cost	$3,094	$2,757	$72	$85
Interest cost	17,761	15,925	116	107
Expected return on plan assets	(18,820)	(18,778)	(723)	(723)
Amortization of prior service	(214)	(201)	—	—
Net periodic benefit cost (credit)	$1,821	$(297)	$(535)	$(531)
During the first nine months of fiscal year 2014, the Company contributed $2.8 million, in the aggregate, to pension plans outside of the United States. During the first nine months of fiscal year 2013, the Company contributed $17.9 million, in the aggregate, to pension plans outside of the United States, including an additional contribution of $10.0 million to its defined benefit pension plan in the United Kingdom. During the first nine months of fiscal year 2013, the Company made contributions of $37.0 million for the 2012 plan year to its defined benefit pension plan in the United States.
In the third quarter of fiscal year 2014, the Company notified employees of its intention to terminate their employment as part of the Q3 2014 restructuring plan. The removal of these participants will decrease the expected future service lives in excess of the curtailment limit for one of the Company's pension plans, resulting in a curtailment. The curtailment is expected to be a gain and will be measured and recorded when the notified employees separate from the Company. Employee separation is expected to begin during the fourth quarter of fiscal year 2014 and continue through the first half of fiscal year 2015.

The Company recognizes actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2013 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions.

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
Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $127.2 million, $138.4 million and $110.0 million at September 28, 2014, December 29, 2013 and September 29, 2013, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during both fiscal years 2014 and 2013.
In December 2012, the Company entered into forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of €50.0 million, designated as cash flow hedges. During the nine months ended September 29, 2013, the Company settled these Euro denominated forward foreign exchange contracts. The derivative gains were recognized in income in the period in which the underlying hedged exposures occurred and impacted earnings, and were recorded in interest and other expense, net. Such amounts were not material for the three and nine months ended September 29, 2013.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of September 28, 2014.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 28, 2014. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of September 28, 2014 and December 29, 2013 classified in one of the three classifications described above:

		Fair Value Measurements at September 28, 2014 Using:
	Total Carrying Value at September 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,391	$1,391	$—	$—
Foreign exchange derivative assets	220	—	220	—
Foreign exchange derivative liabilities	(299)	—	(299)	—
Contingent consideration	(1,286)	—	—	(1,286)

		Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,319	$1,319	$—	$—
Foreign exchange derivative assets	293	—	293	—
Foreign exchange derivative liabilities	(396)	—	(396)	—
Contingent consideration	(4,926)	—	—	(4,926)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both September 28, 2014 and December 29, 2013, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.
Contingent consideration:    The Company has classified its net liabilities for contingent consideration relating to its acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the significant acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2013 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $26.4 million as of September 28, 2014. As of September 28, 2014, the Company has recorded contingent consideration obligations relating to its acquisitions of Haoyuan Biotech Co. and Tetra Teknolojik Sistemler Limited Sirketi, with an estimated fair value of $1.3 million at September 28, 2014. The earnout period for each of these acquisitions does not exceed three years from the respective acquisition date, and the remaining weighted average earnout period at September 28, 2014 was one year.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Balance beginning of period	$(3,430)	$(3,715)	$(4,926)	$(3,017)
Additions	—	—	—	(1,100)
Amounts paid and foreign currency translation	2,137	31	2,065	95
Change in fair value (included within selling, general and administrative expenses)	7	826	1,575	1,164
Balance end of period	$(1,286)	$(2,858)	$(1,286)	$(2,858)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s new senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had amounts outstanding, excluding letters of credit, of $319.0 million as of September 28, 2014. The Company’s previous senior unsecured revolving credit facility had amounts outstanding, excluding letters of credit, of $397.0 million as of December 29, 2013. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2014. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.6 million, net of $2.4 million of unamortized original issue discount, and a fair value of $539.7 million as of September 28, 2014. The 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount, and a fair value of $513.0 million as of December 29, 2013. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt. The Company's financing lease obligations had an aggregate carrying value of $39.5 million and $40.3 million as of September 28, 2014 and December 29, 2013, respectively. The Company's other obligation arrangements had an aggregate carrying value of $3.6 million as of September 28, 2014. The carrying values of the Company's financing lease obligations and other obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate. As of September 28, 2014, the 2021 Notes, financing lease obligations, and other obligation arrangements were classified as Level 2.
As of September 28, 2014, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Leases

On August 22, 2013, the Company sold one of its facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, the Company entered into a lease agreement to lease back the property for its continued use. The lease has an initial term of 15 years and the Company has the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and at the transaction date the Company had deferred $26.5 million of gains which are being amortized in operating expenses over the initial lease term of 15 years. During the nine months ended September 28, 2014, the Company amortized $1.3 million of deferred gains related to the lease. At September 28, 2014, $24.5 million of these deferred gains remained to be amortized, which were recorded in long-term liabilities. At December 29, 2013, $25.9 million of deferred gains remained to be amortized, which were recorded in long-term liabilities.

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.3 million and $13.5 million as of September 28, 2014 and December 29, 2013, respectively, which represents management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 28, 2014 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Third Quarter of Fiscal Year 2014
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. Both our 2014 and 2013 fiscal years include 52 weeks.
Our overall revenue in the third quarter of fiscal year 2014 was $542.0 million and increased $19.9 million, or 4%, as compared to the third quarter of fiscal year 2013, reflecting an increase of $11.3 million, or 4%, in our Human Health segment revenue and an increase of $8.6 million, or 4%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during the third quarter of fiscal year 2014 was primarily due to growth generated in the diagnostics market from our newborn screening business as well as from our medical imaging business' new wireless cassette detector, and in the research market from revenue related to our microfluidics technology licensing program. The increase in our Environmental Health segment revenue during the third quarter of fiscal year 2014 was primarily due to an increase in our services revenue, which included our OneSource multivendor service offerings within our laboratory service market.
In our Human Health segment during the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013, we experienced growth in the diagnostics market from continued expansion of our prenatal, newborn and infectious disease screening solutions, which continue to have strong demand in emerging markets including Thailand, Brazil and Mexico. Birth rates continue to increase, as evidenced by prenatal trends we saw during the third quarter of fiscal year 2014, and demand for greater access to newborn screening in rural areas is also increasing. Our medical imaging business increased during the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013 due to growth in our new wireless cassette detector used in diagnostic imaging and veterinary applications. In the research market we experienced a slight decline due to weakness in the global academic end market, which was partially offset by revenue related to our microfluidics technology licensing program. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During the third quarter of fiscal year 2014, we continued to grow our laboratory services business, which included the addition of new customers to our OneSource multivendor service offering, while demand for our products in the environmental and industrial markets was flat due to funding delays in China. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.

Our consolidated gross margins increased 21 basis points in the third quarter of fiscal year 2014, as compared to the third quarter of fiscal year 2013, due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings, increased sales volume and cost containment and productivity initiatives. Our consolidated operating margins decreased 26 basis points in the third quarter of fiscal year 2014, as compared to the third quarter of fiscal year 2013, primarily due to increased costs related to growth investments, which were partially offset by increased sales volume, higher gross margins and cost containment and productivity initiatives.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (our “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 28, 2014.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended September 28, 2014 was $542.0 million, as compared to $522.1 million for the three months ended September 29, 2013, an increase of $19.9 million, or 4%, which includes an approximate 0.2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and no impact to revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended September 28, 2014 as compared to the three months ended September 29, 2013 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Human Health segment revenue increased $11.3 million, or 4%, due to an increase in diagnostics market revenue of $14.5 million, partially offset by a decrease in research market revenue of $3.1 million. Our Environmental Health segment revenue increased $8.6 million, or 4%, due to an increase in laboratory services market revenue of $8.6 million, while the revenue in our environmental and industrial markets was flat. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue for the three months ended September 28, 2014 and $0.9 million for the three months ended September 29, 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended September 28, 2014 was $1,628.8 million, as compared to $1,565.7 million for the nine months ended September 29, 2013, an increase of $63.1 million, or 4%, which includes an approximate 0.1% increase in revenue attributable to favorable changes in foreign exchange rates and an approximate 0.3% increase from acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended September 28, 2014 as compared to the nine months ended September 29, 2013 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Human Health segment revenue increased $40.8 million, or 5%, due to an increase in diagnostics market revenue of $38.3 million and an increase in research market revenue of $2.5 million. Our Environmental Health segment revenue increased $22.3 million, or 3%, due to an increase in laboratory services market revenue of $25.0 million, partially offset by decreases in environmental and industrial markets revenue of $2.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.7 million of revenue for the nine months ended September 28, 2014 and $6.6 million for the nine months ended September 29, 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended September 28, 2014 was $298.7 million, as compared to $288.8 million for the three months ended September 29, 2013, an increase of $9.9 million, or 3%. As a percentage of revenue, cost of revenue decreased to 55.1% for the three months ended September 28, 2014, from 55.3% for the three months ended September 29, 2013, resulting in an increase in gross margin of 21 basis points to 44.9% for the three months ended September 28, 2014, from 44.7% for the three months ended September 29, 2013. Amortization of intangible assets decreased and was $12.4 million for the three months ended September 28, 2014, as compared to $14.0 million for the three months ended September 29, 2013. Stock-based compensation expense was $0.4 million for the three months ended September 28, 2014, as compared to $0.3 million for the three months ended September 29, 2013. Acquisition related costs added an incremental expense of $0.02 million for the three months ended September 28, 2014, as compared to $0.2 million for the three months ended September 29, 2013. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings, increased sales volume and cost containment and productivity initiatives.
Cost of revenue for the nine months ended September 28, 2014 was $901.8 million, as compared to $866.3 million for the nine months ended September 29, 2013, an increase of $35.5 million, or 4%. As a percentage of revenue, cost of revenue increased to 55.4% for the nine months ended September 28, 2014, from 55.3% for the nine months ended September 29, 2013, resulting in a decrease in gross margin of 3 basis points to 44.6% for the nine months ended September 28, 2014, from 44.7% for the nine months ended September 29, 2013. Amortization of intangible assets decreased and was $37.4 million for the nine months ended September 28, 2014, as compared to $39.0 million for the nine months ended September 29, 2013. Stock-based compensation expense was $1.1 million for the nine months ended September 28, 2014, as compared to $1.0 million for the nine months ended September 29, 2013. Acquisition related costs added an incremental expense of $0.05 million for the nine months ended September 28, 2014, as compared to $0.2 million for the nine months ended September 29, 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.2 million for the nine months ended September 29, 2013. In addition to the above items, the overall decrease in gross margin was primarily the result of pricing pressure and unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, partially offset by increased sales volume and cost containment and productivity initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 28, 2014 were $143.0 million, as compared to $142.8 million for the three months ended September 29, 2013, an increase of $0.2 million, or 0.2%. As a percentage of revenue, selling, general and administrative expenses decreased and were 26.4% for the three months ended September 28, 2014, as compared to 27.3% for the three months ended September 29, 2013. Amortization of intangible assets decreased and was $8.0 million for the three months ended September 28, 2014, as compared to $8.8 million for the three months ended September 29, 2013. Stock-based compensation expense decreased and was $2.0 million for the three months ended September 28, 2014, as compared to $3.2 million for the three months ended September 29, 2013. Acquisition related costs for the reversal of contingent consideration and other acquisition costs added an incremental expense of $0.04 million for the three months ended September 28, 2014, as compared to decreasing expenses by $1.1 million for the three months ended September 29, 2013. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, particularly in emerging territories, partially offset by cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended September 28, 2014 were $442.7 million, as compared to $441.0 million for the nine months ended September 29, 2013, an increase of $1.7 million, or 0.4%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.2% for the nine months ended September 28, 2014, as compared to 28.2% for the nine months ended September 29, 2013. Amortization of intangible assets decreased and was $24.0 million for the nine months ended September 28, 2014, as compared to $27.8 million for the nine months ended September 29, 2013. Stock-based compensation expense increased and was $10.3 million for the nine months ended September 28, 2014, as compared to $9.8 million for the nine months ended September 29, 2013. Significant settlement and litigation expenses related to a particular case were $6.6 million for the nine months ended September 28, 2014. Acquisition related costs for the reversal of contingent consideration and other acquisition costs decreased expenses by $1.3 million for the nine months ended September 28, 2014, as compared to $1.0 million for the nine months ended September 29, 2013. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, particularly in emerging territories, partially offset by cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended September 28, 2014 were $30.4 million, as compared to $31.4 million for the three months ended September 29, 2013, a decrease of $1.0 million, or 3%. As a percentage of revenue, research and development expenses decreased and were 5.6% for the three months ended September 28, 2014, as compared to 6.0% for the three months ended September 29, 2013. Amortization of intangible assets increased and was $0.2 million for the three months ended September 28, 2014, as compared to $0.1 million for the three months ended September 29, 2013. Stock-based compensation expense was $0.04 million for the three months ended September 28, 2014, as compared to $0.2 million and September 29, 2013. Acquisition related costs added an incremental expense of $0.2 million for the three months ended September 29, 2013. In addition to the above items, the decrease in research and development expenses was primarily the result of the consolidation of research and development activities into our newly opened Center for Innovation.
Research and development expenses for the nine months ended September 28, 2014 were $90.2 million, as compared to $99.8 million for the nine months ended September 29, 2013, a decrease of $9.6 million, or 10%. As a percentage of revenue, research and development expenses decreased and were 5.5% for the nine months ended September 28, 2014, as compared to 6.4% for the nine months ended September 29, 2013. Amortization of intangible assets increased and was $0.4 million for the nine months ended September 28, 2014, as compared to $0.2 million for the nine months ended September 29, 2013. Stock-based compensation expense was $0.4 million for the nine months ended September 28, 2014, as compared to $0.6 million for the nine months ended September 29, 2013. Acquisition related costs added an incremental expense of $0.2 million for the nine months ended September 29, 2013. In addition to the above items, the decrease in research and development expenses was primarily the result of the consolidation of research and development activities into our newly opened Center for Innovation. During the first nine months of both fiscal year 2014 and fiscal year 2013, we directed research and development efforts towards the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

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
A description of the restructuring plans and the activity recorded for the nine months ended September 28, 2014 is listed below. Details of the plans initiated in previous years, particularly those listed under “Previous Restructuring and Integration Plans,” are discussed more fully in Note 4 to the audited consolidated financial statements in the 2013 Form 10-K.
The restructuring plan for the third quarter of fiscal year 2014 was principally intended to realign resources to emphasize growth initiatives. The restructuring plans for the first and second quarters of fiscal year 2014 and the first quarter of fiscal year 2013 were principally intended to focus resources on higher growth end markets. The restructuring plans for the fourth and third quarters of fiscal year 2013 were principally intended to shift certain of our research and development resources into a newly opened Center for Innovation. The restructuring plan for the second quarter of fiscal year 2013 was principally intended to shift certain of our operations into a newly established shared service center as well as realign operations, research and development resources and production resources as a result of previous acquisitions. We expect the impact of future cost savings on operating results and cash flows from the restructuring activities executed in fiscal year 2013 will exceed $9.0 million annually beginning in fiscal year 2015. The future cost savings will be primarily a decrease to research and development expenses.

A description of the restructuring plans and the activity recorded are as follows:

Q3 2014 Restructuring Plan
During the third quarter of fiscal year 2014, our management approved a plan principally intended to realign resources to emphasize growth initiatives (the “Q3 2014 Plan”). As a result of the Q3 2014 Plan, we recognized pre-tax restructuring charges of $6.9 million in our Human Health segment and $6.2 million in our Environmental Health segment related to workforce reductions from reorganization activities. As part of the Q3 2014 Plan, we reduced headcount by 152 employees. All employees were notified of termination, or in some cases the intention to terminate, under the Q3 2014 Plan by September 28, 2014.

The following table summarizes the Q3 2014 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Provision	$13,051
Amounts paid and foreign currency translation	(694)
Balance at September 28, 2014	$12,357
We anticipate that the remaining severance payments of $12.4 million for workforce reductions will be substantially completed by the end of the third quarter of fiscal year 2015.

Q2 2014 Restructuring Plan
During the second quarter of fiscal year 2014, our management approved a plan principally intended to focus resources on higher growth end markets (the “Q2 2014 Plan”). As a result of the Q2 2014 Plan, we recognized pre-tax restructuring charges of $0.5 million in our Human Health segment and $0.3 million in our Environmental Health segment related to workforce reductions from reorganization activities. As part of the Q2 2014 Plan, we reduced headcount by 22 employees. All employees were notified of termination under the Q2 2014 Plan by June 29, 2014.

The following table summarizes the Q2 2014 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Provision	$735
Amounts paid and foreign currency translation	(410)
Balance at September 28, 2014	$325
We anticipate that the remaining severance payments of $0.3 million for workforce reductions will be substantially completed by the end of the second quarter of fiscal year 2015.

Q1 2014 Restructuring Plan
During the first quarter of fiscal year 2014, our management approved a plan principally intended to focus resources on higher growth end markets (the “Q1 2014 Plan”). As a result of the Q1 2014 Plan, we recognized pre-tax restructuring charges of $0.4 million in our Human Health segment and $0.2 million in our Environmental Health segment related to workforce reductions from reorganization activities. As part of the Q1 2014 Plan, we reduced headcount by 17 employees. All employees were notified of termination under the Q1 2014 Plan by March 30, 2014.

The following table summarizes the Q1 2014 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Provision	$567
Amounts paid and foreign currency translation	(395)
Balance at September 28, 2014	$172
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

The following table summarizes the Q4 2013 Plan activity for the nine months ended September 28, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$1,987	$6,854	$8,841
Amounts paid and foreign currency translation	(1,506)	(1,501)	(3,007)
Balance at September 28, 2014	$481	$5,353	$5,834

We anticipate that the remaining severance payments of $0.5 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014. We also anticipate that the remaining payments of $5.4 million, net of estimated sublease income, for the closure of the excess facility space will be paid through fiscal year 2019, in accordance with the terms of the applicable leases.

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

The following table summarizes the Q3 2013 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$137
Amounts paid and foreign currency translation	(137)
Balance at September 28, 2014	$—

There are no severance payments remaining to be made under the Q3 2013 Plan.

Q2 2013 Restructuring Plan
During the second quarter of fiscal year 2013, our management approved a plan principally intended to shift certain of our operations into a newly established shared service center as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the “Q2 2013 Plan”). As a result of the Q2 2013 Plan, we initially recognized pre-tax restructuring charges of $9.9 million in our Human Health segment and $8.8 million in our Environmental Health segment related to workforce reductions from reorganization activities and the closures of excess facility space. Subsequent to the initial charge, during fiscal year 2013, we recorded an additional $0.6 million pre-tax restructuring charge in our Human Health segment for services that were provided for one-time benefits in which the employee was required to render service beyond the legal notification period. During the nine months ended September 28, 2014, we recorded additional pre-tax restructuring charges of $0.1 million in each of our Human Health and Environmental Health segments due to higher than expected costs associated with the closure of the excess facility space. As part of the Q2 2013 Plan, we reduced headcount by 264 employees. All employees were notified of termination under the Q2 2013 Plan by June 30, 2013.

The following table summarizes the Q2 2013 Plan activity for the nine months ended September 28, 2014:

	Severance	Closure of Excess Facility Space	Total
	(In thousands)
Balance at December 29, 2013	$12,750	$—	$12,750
Change in estimates	—	184	184
Amounts paid and foreign currency translation	(9,610)	(184)	(9,794)
Balance at September 28, 2014	$3,140	$—	$3,140

We anticipate that the remaining severance payments of $3.1 million for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014. The closure of the excess facility space will not require any additional payments.

Q1 2013 Restructuring Plan
During the first quarter of fiscal year 2013, our management approved a plan principally intended to focus resources on higher growth end markets (the “Q1 2013 Plan”). As a result of the Q1 2013 Plan, we recognized pre-tax restructuring charges of $2.3 million in our Human Health segment and $0.2 million in our Environmental Health segment related to workforce reductions from reorganization activities. During the nine months ended September 28, 2014, we recorded a pre-tax restructuring reversal of $0.2 million in our Human Health segment due to lower than expected costs associated with the remaining severance payments. As part of the Q1 2013 Plan, we reduced headcount by 62 employees. All employees were notified of termination under the Q1 2013 Plan by March 31, 2013.

The following table summarizes the Q1 2013 Plan activity for the nine months ended September 28, 2014:

Severance
(In thousands)
Balance at December 29, 2013	$208
Change in estimates	(208)
Balance at September 28, 2014	$—

There are no severance payments remaining to be made under the Q1 2013 Plan.

Previous Restructuring and Integration Plans
The principal actions of the restructuring and integration plans from fiscal year 2001 through fiscal year 2012 were workforce reductions and the closure of excess facility space related to the integration of our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy. During the nine months ended September 28, 2014, we paid $4.5 million related to these plans and recognized pre-tax restructuring reversals of $0.8 million in our Human Health Segment and $1.1 million in our Environmental Health Segment related to lower than expected costs associated with workforce reductions. As of September 28, 2014, we had $6.9 million of remaining liabilities associated with these restructuring and integration plans, primarily for residual lease obligations related to closed facilities and remaining severance payments for workforce reductions in both our Human Health and Environmental Health segments. We expect to make payments for these leases, the terms of which vary in length, through fiscal year 2022. We anticipate the remaining severance payments for workforce reductions will be substantially completed by the end of the fourth quarter of fiscal year 2014, as local law requires some severance to be paid in monthly installments through the fourth quarter of fiscal year 2014.

Contract Termination Charges
We have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded an additional pre-tax charge of $1.5 million, primarily as a result of terminating various contractual commitments in our Environmental Health segment, and we made payments for these obligations of $1.5 million in the first nine months of fiscal year 2014. The remaining balance of these accruals as of September 28, 2014 was $0.4 million.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Interest income	$(130)	$(119)	$(375)	$(288)
Interest expense	8,909	11,704	27,207	35,310
Other expense, net	2,187	755	4,387	2,223
Total interest and other expense, net	$10,966	$12,340	$31,219	$37,245
Interest and other expense, net, for the three months ended September 28, 2014 was an expense of $11.0 million, as compared to an expense of $12.3 million for the three months ended September 29, 2013, a decrease of $1.4 million. The decrease in interest and other expense, net, for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, was primarily due to a decrease in interest expense, which was partially offset by an increase in and other expense, net. Interest expense decreased by $2.8 million for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, primarily due to an increased mix of variable rate debt with lower interest rates. Other expense, net increased by $1.4 million for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.
Interest and other expense, net, for the nine months ended September 28, 2014 was an expense of $31.2 million, as compared to an expense of $37.2 million for the nine months ended September 29, 2013, a decrease of $6.0 million. The decrease in interest and other expense, net, for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, was primarily due to a decrease in interest expense, which was partially offset by an increase in other expense, net. Interest expense decreased by $8.1 million for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, primarily due to an increased mix of variable rate debt with lower interest rates and lower debt balances. Other expense, net increased by $2.2 million for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, and consisted primarily of expenses related to foreign currency transactions and foreign currency translation.
Provision for (Benefit from) Income Taxes
For each of the three months ended September 28, 2014 and September 29, 2013, the provision for income taxes from continuing operations was a provision of $4.9 million. For the nine months ended September 28, 2014, the provision for income taxes from continuing operations was a provision of $19.1 million, as compared to a benefit of $3.2 million for the nine months ended September 29, 2013.
The effective tax rate from continuing operations was a provision of 10.3% and 12.8% for the three and nine months ended September 28, 2014, respectively, as compared to a provision of 10.6% and a benefit of 3.3% for the three and nine months ended September 29, 2013, respectively. The higher effective tax rate during the first nine months of fiscal year 2014 as compared to the first nine months of fiscal year 2013 was primarily due to tax benefits related to discrete items of $15.6 million in the first nine months of fiscal year 2013 as compared to $5.8 million in the first nine months of fiscal year 2014. Additionally, certain higher tax rate jurisdictions that had losses in fiscal year 2013 are projected to have income in fiscal year 2014, increasing the annual effective rate. The discrete items in the first nine months of fiscal year 2013 included $9.4 million for lapses in statutes of limitations.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within the assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of September 28, 2014 and December 29, 2013.

We recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Loss on disposition of microarray-based diagnostic testing laboratory	$—	$—	$(257)	$—
Gain on disposition of Photoflash business	—	—	—	493
Loss on disposition of other discontinued operations	(7)	(64)	(124)	(36)
(Loss) gain on disposition of discontinued operations before income taxes	$(7)	$(64)	$(381)	$457
In May 2014, our management approved the shutdown of our microarray-based diagnostic testing laboratory in the United States, which has been reported within our Human Health segment. We determined that, with the lack of adequate reimbursement from health care payers, our microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.3 million pre-tax loss related to the disposal of fixed assets and inventory during the nine months ended September 28, 2014.
In June 2010, we sold our Photoflash business, which was included in our Environmental Health segment. During the nine months ended September 29, 2013, we recognized a pre-tax gain of $0.5 million for contingent consideration related to this sale. This gain was recognized as a gain on disposition of discontinued operations.
During the first nine months of both fiscal years 2014 and 2013, we settled various commitments related to the divestiture of other discontinued operations. We recognized pre-tax losses in the first nine months of both fiscal years 2014 and 2013. These losses were recognized as a loss on disposition of discontinued operations.
Summary pre-tax operating results of the discontinued operations for the periods prior to disposition, which included a $1.0 million pre-tax charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during the second quarter of fiscal year 2014, were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Sales	$—	$2,177	$960	$7,236
Costs and expenses	1,091	2,935	5,165	9,339
Loss from discontinued operations before income taxes	$(1,091)	$(758)	$(4,205)	$(2,103)
We recorded a tax benefit of $0.5 million and a tax benefit of $1.7 million on discontinued operations and dispositions for the three and nine months ended September 28, 2014, respectively. We recorded a tax benefit of $0.3 million and a tax benefit of $1.2 million on discontinued operations and dispositions for the three and nine months ended September 29, 2013, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.3 million and $13.5 million as of September 28, 2014 and December 29, 2013, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. This amount is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. These cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 28, 2014 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended September 28, 2014 was $301.5 million, as compared to $290.2 million for the three months ended September 29, 2013, an increase of $11.3 million, or 4%, which includes an approximate 0.2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and no impact to revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in diagnostics market revenue of $14.5 million and a decrease in research market revenue of $3.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue in our Human Health segment for the three months ended September 28, 2014 and $0.9 million for the three months ended September 29, 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment revenue during the three months ended September 28, 2014 was due to growth in the diagnostics market from continued expansion of our prenatal, newborn and infectious disease screening solutions which continue to have strong demand in emerging markets including Thailand, Brazil and Mexico. Birth rates continue to increase, as evidenced by prenatal trends we saw during the third quarter of fiscal year 2014, and demand for greater access to newborn screening in rural areas is also increasing. Our medical imaging business increased during the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013 due to growth in our new wireless cassette detector used in diagnostic imaging and veterinary applications. In the research market we experienced a slight decline due to weakness in the global academic end market, which was partially offset by revenue related to our microfluidics technology licensing program.
Revenue for the nine months ended September 28, 2014 was $907.2 million, as compared to $866.4 million for the nine months ended September 29, 2013, an increase of $40.8 million, or 5%, which includes an approximate 0.4% increase in revenue attributable to favorable changes in foreign exchange rates and an approximate 0.5% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in diagnostics market revenue of $38.3 million and an increase in research market revenue of $2.5 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.7 million of revenue in our Human Health segment for the nine months ended September 28, 2014 and $6.6 million for the nine months ended September 29, 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Human Health segment revenue during the nine months ended September 28, 2014 was due to growth in the diagnostics market as birth rates increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in emerging markets such as China, partially offset by slight declines in the research market due to weakness in the global academic end market specifically in Europe.
Operating income from continuing operations for the three months ended September 28, 2014 was $45.0 million, as compared to $44.7 million for the three months ended September 29, 2013, an increase of $0.4 million, or 1%. Amortization of intangible assets decreased and was $18.3 million for the three months ended September 28, 2014, as compared to $20.3 million for the three months ended September 29, 2013. Restructuring and contract termination charges, net, were $6.0 million for the three months ended September 28, 2014, as compared to $1.0 million for the three months ended September 29, 2013. Acquisition related costs for the reversal of contingent consideration and other acquisition costs added an incremental expense of $0.04 million for the three months ended September 28, 2014, as compared to decreasing expenses by $0.7 million for the three months ended September 29, 2013. In addition to the above items, increased operating income for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, was primarily the result of increased sales volume, with an increase in sales of higher gross margin product offerings, and lower costs related to cost containment and productivity initiatives.
Operating income from continuing operations for the nine months ended September 28, 2014 was $141.7 million, as compared to $101.1 million for the nine months ended September 29, 2013, an increase of $40.6 million, or 40%. Amortization of intangible assets decreased and was $54.4 million for the nine months ended September 28, 2014, as compared to $59.6 million for the nine months ended September 29, 2013. Restructuring and contract termination charges, net, were $6.8 million for the nine months ended September 28, 2014, as compared to $14.8 million for the nine months ended September 29, 2013. Acquisition related costs for the reversal of contingent consideration and other acquisition costs decreased expenses by $0.6 million for the nine months ended September 28, 2014, as compared to decreasing expenses by $0.8 million for the nine months ended September 29, 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.2 million for the nine months ended September 29, 2013. In addition to the above items, increased operating income for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, was primarily the result of increased sales volume, with an increase in sales of higher gross margin product offerings, and lower costs related to cost containment and productivity initiatives.
Environmental Health
Revenue for the three months ended September 28, 2014 was $240.5 million, as compared to $231.9 million for the three months ended September 29, 2013, an increase of $8.6 million, or 4%, which includes an approximate 0.2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and no impact to revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in laboratory services market revenue of $8.6 million, while the revenue in our environmental and industrial markets was flat. The increase in our Environmental Health segment revenue during the three months ended September 28, 2014 was due primarily to growth in our laboratory services business, which included the addition of new customers to our OneSource multivendor service offering, while demand for our products in the environmental and industrial markets was flat due to funding delays in China.
Revenue for the nine months ended September 28, 2014 was $721.6 million, as compared to $699.3 million for the nine months ended September 29, 2013, an increase of $22.3 million, or 3%, which includes an approximate 0.2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.1% increase from acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in laboratory services market revenue of $25.0 million, partially offset by decreases in environmental and industrial markets revenue of $2.7 million. The increase in our Environmental Health segment revenue during the nine months ended September 28, 2014 was due primarily to growth in our laboratory services business, which included addition of new customers to our OneSource multivendor service offering, partially offset by decreased demand for some of our products in the environmental and industrial markets, primarily in the Asian industrial end markets.
Operating income from continuing operations for the three months ended September 28, 2014 was $21.6 million, as compared to $21.9 million for the three months ended September 29, 2013, a decrease of $0.3 million, or 1%. Amortization of intangible assets decreased and was $2.3 million for the three months ended September 28, 2014, as compared to $2.5 million for the three months ended September 29, 2013. Restructuring and contract termination charges, net, were $5.1 million for the three months ended September 28, 2014, as compared to $0.1 million for the three months ended September 29, 2013. Acquisition related costs for the reversal of contingent consideration and other acquisition costs added an incremental expense of $0.02 million for each of the three months ended September 28, 2014 and September 29, 2013. In addition to the above items, decreased operating income for the three months ended September 28, 2014, as compared to the three months ended September 29, 2013, was primarily the result of higher costs related to cost containment and productivity initiatives, which were partially offset by favorable changes in product mix, with an increase in sales of higher gross margin product offerings.

Operating income from continuing operations for the nine months ended September 28, 2014 was $74.0 million, as compared to $61.9 million for the nine months ended September 29, 2013, an increase of $12.0 million, or 19%. Amortization of intangible assets decreased and was $7.4 million for the nine months ended September 28, 2014, as compared to $7.5 million for the nine months ended September 29, 2013. Restructuring and contract termination charges, net, were $7.2 million for the nine months ended September 28, 2014, as compared to $8.9 million for the nine months ended September 29, 2013. Acquisition related costs for the reversal of contingent consideration and other acquisition costs decreased expenses by $0.7 million for the nine months ended September 28, 2014, as compared to an incremental expense of $0.1 million for the nine months ended September 29, 2013. In addition to the above items, increased operating income for the nine months ended September 28, 2014, as compared to the nine months ended September 29, 2013, was primarily the result of savings related to cost containment initiatives, partially offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings.

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
At September 28, 2014, we had cash and cash equivalents of $203.7 million, of which $193.7 million was held by our non-U.S. subsidiaries, and we had $368.8 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at September 28, 2014.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $193.7 million of cash and cash equivalents held by our non-U.S. subsidiaries at September 28, 2014, we would incur U.S. taxes on approximately $184.2 million if transferred to the U.S. without proper planning. We expect the remaining accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 24, 2012, our Board of Directors (our "Board") authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on October 24, 2014. On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the nine months ended September 28, 2014, we repurchased 0.8 million shares of common stock in the open market at an aggregate cost of $34.8 million, including commissions, under the Repurchase Program. As of September 28, 2014, 1.7 million shares of our common stock remained available for repurchase from the 6.0 million shares authorized by our Board under the Repurchase Program. These shares ceased to be available for repurchase under the Repurchase Program upon its expiration on October 24, 2014.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the nine months ended September 28, 2014, we repurchased 97,774 shares of common stock for this purpose at an aggregate cost of $4.2 million.
The repurchased shares have been reflected as a reduction in shares outstanding, but remain available to be reissued with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the New Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
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
During the first nine months of fiscal year 2014, we contributed $2.8 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $1.0 million by the end of fiscal year 2014. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans. In the third quarter of fiscal year 2014, we notified employees of our intention to terminate their employment as part of the Q3 2014 restructuring plan. The removal of these participants will decrease the expected future service lives in excess of the curtailment limit for one of our pension plans, resulting in a curtailment. The curtailment is expected to be a gain and will be measured and recorded when the notified employees separate from us. Employee separation is expected to begin during the fourth quarter of fiscal year 2014 and continue through the first half of fiscal year 2015.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the market. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2014. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2014. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2014. During the fourth quarter of fiscal year 2014, the Society of Actuaries finalized new actuarial tables for applying mortality assumptions to measure the projected costs of benefit obligations for pension plans in the United States. We expect the application of these new mortality assumptions to have an adverse effect on the projected cost of benefit obligations under our United States pension plan.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $185.7 million for the nine months ended September 28, 2014, as compared to net cash provided by continuing operations of $88.3 million for the nine months ended September 29, 2013, an increase in cash provided of $97.4 million. The cash provided by operating activities for the nine months ended September 28, 2014 was principally a result of income from continuing operations of $129.9 million, depreciation and amortization of $86.8 million, restructuring and contract termination charges, net, of $14.0 million and stock-based compensation expense of $11.8 million. These increases in net cash were partially offset by a net cash decrease in working capital of $5.7 million. Contributing to the net cash decrease from working capital for the nine months ended September 28, 2014, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $28.5 million and a decrease in accounts payable of $4.0 million, partially offset by a decrease in accounts receivable of $26.8 million. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2014. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first nine months of fiscal year 2014. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $51.1 million for the nine months ended September 28,

2014, as compared to $132.9 million for the nine months ended September 29, 2013. These changes primarily related to the timing of payments for taxes, restructuring, and salary and benefits. During the nine months ended September 28, 2014, we made contributions of $2.8 million, in the aggregate, to pension plans outside of the United States. During the first nine months of fiscal year 2013, we contributed $17.9 million, in the aggregate, to pension plans outside of the United States, including an additional contribution of $10.0 million to our defined benefit pension plan in the United Kingdom. During the nine months ended September 29, 2013, we paid $27.8 million in prepaid royalties and we made contributions of $37.0 million to our defined benefit pension plan in the United States, which was included in accrued expenses.
Investing Activities. Net cash used in the investing activities of our continuing operations was $23.6 million for the nine months ended September 28, 2014, as compared to net cash provided by investing activities of our continuing operations of $14.4 million for the nine months ended September 29, 2013, a change of $38.0 million. The change in net cash in investing activities of our continuing operations was principally a result of proceeds from dispositions of property, plant and equipment of $52.2 million from the sale of one of our facilities located in Boston, Massachusetts during the nine months ended September 29, 2013, which was partially offset by capital expenditures of $22.2 million for the nine months ended September 28, 2014 as compared to $31.6 million for the nine months ended September 29, 2013. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. The overall changes of net cash were further offset by a decrease in net cash paid related to acquisitions and investments to $1.9 million for the nine months ended September 28, 2014, as compared to $7.0 million for the nine months ended September 29, 2013. We received $0.5 million for the settlement of life insurance policies during the first nine months of fiscal year 2014 as compared to $0.8 million for the nine months ended September 29, 2013.
Financing Activities. Net cash used in financing activities was $123.7 million for the nine months ended September 28, 2014, as compared to $138.7 million for the nine months ended September 29, 2013, a decrease in cash used of $15.0 million. For the nine months ended September 28, 2014, we repurchased 0.8 million shares of our common stock, including 97,774 shares of our common stock pursuant to our equity incentive plans, for a total cost of $39.0 million, including commissions. This compares to repurchases of 3.7 million shares of our common stock, including 122,015 shares of our common stock pursuant to our equity incentive plans for the nine months ended September 29, 2013, for a total cost of $127.2 million, including commissions. Proceeds from the issuance of common stock under stock plans was $20.9 million for the nine months ended September 28, 2014 as compared to proceeds from the issuance of common stock under stock plans of $15.3 million for the nine months ended September 29, 2013. During the nine months ended September 28, 2014, debt payments on our senior unsecured revolving credit facility totaled $305.0 million, which were partially offset by debt borrowings of $227.0 million, which does not include the activity to refinance our previous senior unsecured revolving credit facility. During the nine months ended September 29, 2013, debt payments on our previous senior unsecured revolving credit facility totaled $429.0 million, which were partially offset by debt borrowings of $419.0 million. We paid $23.7 million in dividends during each of the nine months ended September 28, 2014 and September 29, 2013. For the nine months ended September 28, 2014, we made net payments on other credit facilities of $1.2 million. This compares to net proceeds from other credit facilities of $5.5 million for the nine months ended September 29, 2013, which consisted primarily of $6.3 million of financing related to capital improvements to leased buildings, which have been funded by the lessor. During the nine months ended September 28, 2014, we paid $1.8 million of debt financing costs for the refinancing of our debt held under the previous senior unsecured revolving credit facility and made $0.9 million in payments for acquisition-related contingent consideration. In addition, we received $1.4 million for settlement of forward foreign exchange contracts for the nine months ended September 29, 2013.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of September 28, 2014, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the new senior unsecured revolving credit facility. As of September 28, 2014, we had $368.8 million available for additional borrowing under the new facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At September 28, 2014, borrowings under the senior unsecured revolving credit facility were accruing interest based on the Eurocurrency rate. The Eurocurrency margin as of September 28, 2014 was 108 basis points. The weighted average Eurocurrency interest rate as of September 28, 2014 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At September 28, 2014, we had $319.0 million of borrowings in U.S. Dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for our previous facility. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of September 28, 2014. During the nine months ended September 28, 2014, we capitalized $1.8 million of debt financing costs for the refinancing of debt held under our previous senior unsecured revolving credit facility. These debt financing costs are being amortized into interest and other expense, net, on a straight-line basis, over the term of the new senior unsecured revolving credit facility.
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
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of September 28, 2014, the 2021 Notes had an aggregate carrying value of $497.6 million, net of $2.4 million of unamortized original issue discount. As of December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of September 28, 2014.
Financing Lease Obligations. In September 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, which resulted in us being considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At September 28, 2014, we had $39.5 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.5 million was recorded as long-term debt. At December 29, 2013, we had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
Other Obligations. At September 28, 2014, we had $3.6 million of borrowings under other obligation arrangements, of which $0.1 million was recorded as short-term debt and $3.5 million was recorded as long-term debt. At December 29, 2013, we had no borrowings under other obligation arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2014 and for each quarter of fiscal year 2013. At September 28, 2014, we have accrued $7.9 million for dividends declared on July 24, 2014 for the third quarter of fiscal year 2014, payable in November 2014. On October 23, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2014 that will be payable in February 2014. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
During the first quarter of fiscal year 2014, we refinanced debt held under our previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility, with an initial maturity of January 8, 2019. Our contractual obligations, as described in the contractual obligations table contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 changed as a result of our entry into this credit facility. There have not been any other material changes during the first nine months of fiscal year 2014 to the amounts presented in the aforementioned table.

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
Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as fair value hedges, with U.S. equivalent notional amounts totaling $127.2 million, $138.4 million and $110.0 million at September 28, 2014, December 29, 2013 and September 29, 2013, respectively, and the approximate fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during both fiscal years 2014 and 2013.
In December 2012, we entered into forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of €50.0 million, designated as cash flow hedges. During the nine months ended September 29, 2013, we settled these Euro denominated forward foreign exchange contracts. The derivative gains were recognized in income in the period in which the underlying hedged exposures occurred and impacted earnings, and were recorded in interest and other expense, net. Such amounts were not material for the three and nine months ended September 29, 2013.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 28, 2014. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended September 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint dated October 23, 2002 in the United States District Court for the Southern District of New York, Civil Action No. 02-8448, seeking injunctive and monetary relief against Amersham plc, Amersham BioSciences, PerkinElmer, Inc., PerkinElmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc., and Orchid BioSciences, Inc. The complaint alleges that we breached distributorship and settlement agreements with Enzo, infringed Enzo’s patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo’s patented products and technology, separately and together with the other defendants. We filed an answer and a counterclaim alleging that Enzo’s patents are invalid. In 2007, after the court issued a decision in 2006 regarding the construction of the claims in Enzo’s patents that effectively limited the coverage of certain of those claims and, we believe, excluded certain of our products from the coverage of Enzo’s patents, summary judgment motions were filed by the defendants. The case was assigned to a new district court judge in January 2009 and in March 2009, the new judge denied the pending summary judgment motions without prejudice and ordered a stay of the case until the federal appellate court decided Enzo’s appeal of the judgment of the United States District Court for the District of Connecticut in Enzo Biochem vs. Applera Corp. and Tropix, Inc. (the “Connecticut Case”), which involved a number of the same patents and which could materially affect the scope of Enzo’s case against us. In March 2010, the United States Court of Appeals for the Federal Circuit affirmed-in-part and reversed-in-part the judgment in the Connecticut Case. The district court permitted us and the other defendants to jointly file a motion for summary judgment on certain patent and other issues common to all of the defendants. On September 12, 2012, the court granted in part and denied in part our motion for summary judgment of non-infringement. On December 21, 2012, we filed a second motion for summary judgment on claims that were not addressed in the first motion, which the court also granted in part and denied in part. We expected this case to go to trial in March 2014 and incurred $3.4 million of expenses in preparation for the trial during the six months ended June 29, 2014. Following a delay in the trial date, we subsequently entered into a settlement agreement with Enzo dated June 20, 2014 and in the third quarter of fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded during the second quarter of fiscal year 2014.
We are also subject to various other claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these other contingencies at September 28, 2014 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the nine months ended September 28, 2014. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	embargoes, trade protection measures and import or export licensing requirements,

•	policies benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in transferring cash between international operations and the United States,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection,

•	increasing global enforcement of anti-bribery and anti-corruption laws, and

•	differing regulatory requirements and changes in those requirements.
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
As of September 28, 2014, our total assets included $2.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On July 24, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2014 that will be payable in November 2014. On October 23, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2014 that will be payable in February 2014. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2014—July 27, 2014	249	$46.79	—	1,650,000
July 28, 2014—August 24, 2014	308	$45.61	—	1,650,000
August 25, 2014—September 28, 2014	43	$44.15	—	1,650,000
Activity for quarter ended September 28, 2014	600	$46.00	—	1,650,000
 ____________________

(1)
On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on October 24, 2014. On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the third quarter of fiscal year 2014, we did not repurchase any shares of common stock in the open market. As of September 28, 2014, 1.7 million shares authorized by our Board under the Repurchase Program remained available for repurchase. These shares ceased to be available for repurchase under the Repurchase Program upon its expiration on October 24, 2014.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the third quarter of fiscal year 2014, we repurchased 600 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2014 and September 29, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iii) Condensed Consolidated Balance Sheets at September 28, 2014 and December 29, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 4, 2014	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 4, 2014	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2014 and September 29, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2014 and September 29, 2013, (iii) Condensed Consolidated Balance Sheets at September 28, 2014 and December 29, 2013, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2014 and September 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.