Form 10-K
period 2014-12-28
PERKINELMER INC
filed 2015-02-24
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 27, 2014, was $5,228,997,924 based upon the last reported sale of $46.79 per share of common stock on June 27, 2014.
As of February 19, 2015, there were outstanding 113,026,313 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and their environment.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of December 28, 2014, we employed approximately 7,700 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.

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

Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:

Strategic Business ReAlignment:
In January 2015, we approved and announced a new alignment of our businesses effective for fiscal year 2015 that is designed to enable us to both deliver complete solutions targeted towards certain end markets and to develop value-added applications and solutions to foster further expansion of those markets. As part of this realignment, our OneSource multivendor service offering business that serves the life sciences end market will be moved from our Environmental Health segment into our Human Health segment. Beginning in fiscal year 2015, we will report financial results under our Human Health and Environmental Health segments using this new alignment.

Acquisitions in Fiscal Year 2014:
Acquisition of Perten Instruments Group AB. In December 2014, we acquired all of the outstanding stock of Perten Instruments Group AB ("Perten"). Perten is a provider of analytical instruments and services for quality control of food, grain, flour and feed. We expect this acquisition to enhance our industrial, environmental and safety business by expanding our product offerings to the academic and industrial end markets. We paid the shareholders of Perten $269.9 million in cash for the stock of Perten. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Other acquisitions. In addition to the Perten acquisition, we completed the acquisition of two businesses in fiscal year 2014 for total consideration of $18.0 million in cash and $4.3 million of assumed debt. We reported the operations for these acquisitions within the results of our Human Health and Environmental Health segments from the acquisition dates.

Restructuring:
During fiscal year 2014, we recorded pre-tax restructuring charges of $7.7 million in our Human Health segment and $6.7 million in our Environmental Health segment related to a workforce reduction from reorganization activities. Our management approved these plans principally to realign resources to emphasize growth initiatives and to focus resources on higher growth end markets. We also recorded net pre-tax restructuring reversals of $0.8 million in our Human Health segment and $1.7 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions, which were partially offset by higher than expected costs for the closure of excess facility space. In addition during fiscal year 2014, we recorded a pre-tax restructuring charge of $1.5 million in our Environmental Health segment primarily as a result of terminating various contractual commitments. This pre-tax restructuring activity has been reported as restructuring and contract termination charges and is included as a component of operating expenses from continuing operations. We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2014.

As part of our ongoing business strategy, we also took the following actions:

Share Repurchase Program:
On October 24, 2012, our Board of Directors (our "Board") authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on October 24, 2014. On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2014, we repurchased 1.4 million shares of common stock in the open market at an aggregate cost of $61.3 million, including commissions, under these repurchase programs. As of December 28, 2014, approximately 7.4 million shares authorized by our Board under the New Repurchase Program remained available for repurchase.

Discontinued Operations:
In May 2014, our management approved the shutdown of our microarray-based diagnostic testing laboratory in the United States, which had been reported within our Human Health segment. We determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.1 million net pre-tax loss primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

Business Segments and Products
We report our business in two segments: Human Health and Environmental Health. We performed our annual impairment testing on January 1, 2014, the annual impairment date for our reporting units, and based on the first step of the impairment process (the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value), we concluded that there was no goodwill impairment.

Human Health Segment
Our Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within our Human Health segment, we serve the diagnostics and research markets. Our Human Health segment generated revenue of $1,243.4 million in fiscal year 2014.

Diagnostics Market:
We provide early detection for genetic disorders from pregnancy to early childhood, as well as flat panel X-ray detectors and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their babies. Our instruments, reagents and software test and screen for genetic abnormalities, disorders and diseases, including Down syndrome, hypothyroidism, infertility and various metabolic conditions. Our flat panel X-ray detectors are used within X-ray imaging systems to allow physicians to make fast and accurate diagnoses of conditions ranging from broken bones to reduced blood flow in vascular systems. In addition, our flat panel X-ray detectors are used within oncology radiation therapy systems to support more accurate tumor treatment.

Research Market:
In the research market, we provide a broad suite of solutions including reagents, liquid handling systems, and detection and imaging technologies that enable scientists to improve life sciences research and drug discovery processes. These products, solutions and services enable pharmaceutical companies to create better therapeutics by helping to bring products to market faster and more efficiently. Our research portfolio includes a wide range of systems consisting of instrumentation for automation and detection solutions, in vitro and in vivo imaging and analysis hardware and software, plus a portfolio of consumable products, including drug discovery and research reagents. We sell our research solutions to pharmaceutical, biotechnology and academic research customers globally.

Principal Products:
Our principal products for Human Health applications include the following:

Diagnostics:

•
The DELFIA® Xpress screening platform, which is a complete solution for prenatal and maternal health screening, and includes a fast continuous loading system supported by kits for both first and second trimester analyses, including dried blood spot assays for prenatal screening, and clinically validated LifeCycle™ software. A Placental Growth Factor assay is used to screen pregnant women for early-onset pre-eclampsia.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit, which is used to support detection of metabolic disorders in newborns by tandem mass spectrometry.

•	The NeoBase™ Non-derivatized MS/MS kit, which analyzes newborn blood samples for measurement of amino acids and other metabolic analytes for specific diseases.

•	The GSP® Neonatal hTSH, T4 17α-OHP, GALT IRT, BTD, PKU, Total Galactose and G6PD kits, which are used for screening congenital neonatal conditions from a drop of blood.

•	The Specimen Gate® informatics data management solution, which is designed specifically for newborn screening laboratories.

•	A PCR-based assay for quantification of trinucleotide repeats used to detect normal, intermediate, pre and full mutations associated with Fragile X.

•
The First Trimester Screen|Fß™ screening protocol, which is used to provide a first trimester prenatal aneuploidy screening service by combining ultrasound measurement of the fluid accumulation behind the neck of the fetus with maternal serum markers. It is designed to assess patient-specific risk for fetal Down syndrome, trisomy 18 and trisomy 13.

•
The XRpad® family of amorphous Silicon (a-Si) flat panel cassette X-ray detectors, which enable X-ray system manufacturers to upgrade their systems from film to digital and to produce exceptional image resolution and diagnostic capability for radiography especially when imaging small anatomical features such as bone fractures and lung nodules.

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

•
The XRD™ family of a-Si flat panel X-ray detectors, which provide imaging for medical applications such as radiation therapy and veterinary imaging as well as industrial imaging applications including pipeline inspection, manufacturing inspection, PCB inspection and 3D Cone Beam CT.

•	The Dexela® family of CMOS flat panel X-ray detectors, which provide imaging for mammography, dental, and industrial imaging applications such as PCB inspection and 3D Cone Beam CT.

•
An expanded portfolio of molecular-based infectious disease screening technologies for blood bank and clinical laboratory settings in China. The tools include a qualitative 3-in-1 assay for the detection of hepatitis B, hepatitis C and HIV, as well as assays for other communicable diseases.

Research:

•
Radiometric detection solutions, including over 1,100 NEN® radiochemicals, the Tri-carb®, Quantulus™ GCT families of liquid scintillation analyzers, Wizard2® Gamma counters and MicroBeta2® plate based LSA, which are used for beta, gamma and luminescence counting in microplate formats utilized in research, environmental and drug discovery applications.

•	The Operetta® high content imaging system, which is used to automate imaging and analysis for cell-based assays for drug discovery and basic cellular science research laboratories.

•
The Columbus™ image data storage and analysis system, which provides a single solution to the storage and analysis of high content data from any major high content screening system helping to visualize and analyze high content images via the Internet.

•	The EnVision® Multilabel Plate Reader, which is targeted towards a wide range of high-throughput screening applications, including those using AlphaScreen®, AlphaLISA® and/or AlphaPlex™ technologies.

•
A wide range of homogeneous biochemical and cellular assay reagents, including LANCE® Ultra™ and Alpha™ Technology assay platforms, which are used for drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, antibodies and epigenetic modification enzymes.

•	A broad portfolio of recombinant GPCR and Ion Channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.

•
AlphaScreen®, AlphaLISA® and AlphaPlex™ research assays, including over 200 no-wash biomarker kits for both biotherapeutics and small molecule development in a variety of therapeutic areas including cancer, inflammation, metabolic disorders, neurodegeneration and virology.

•	TSA® Plus biotin kits, which can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•
In vivo imaging technologies for preclinical research, including the IVIS® Spectrum™ series and the FMT® series for 3D imaging and the IVIS® Lumina™ series for 2D imaging. These technologies are designed to provide for non-invasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals and are complemented by a broad portfolio of fluorescent and bioluminescent in vivo imaging reagents that can be useful for identifying, characterizing and quantifying a range of disease biomarkers and therapeutic efficacy in living animal models.

•
Next-generation sequencing automation and nucleic acid quantitation including LabChip® separation, as well as Sciclone®, Zephyr® and JANUS® automated liquid handling workstations for library preparation.

•	JANUS® BioTx™ Workstation for automated small scale purification, which offers column, tip and plate based chromatography on a single platform.

•	Expanded assay kits utilizing AlphaLISA® technology in the area of metabolic research and for the development and safety testing of biotherapeutic drugs.

•
Lead Discovery™ powered by TIBCO® Spotfire®, which adds chemical intelligence to the TIBCO® Spotfire® business intelligence platform, enabling scientific professionals to derive new information from chemical structures relevant to experimental data.

•
The Quantitative Pathology technologies for cancer immunology research including our Opal™ multiplexed tissue staining workflow. Vectra® automated quantitative pathology imaging system and inForm® advanced image analysis software. These enable the detection, visualization and quantification of multiple cell phenotypes within the same tissue section.

•
The cell::explorer® and plate::explorer® automated workstations, which allow integration of multiple laboratory instrumentation using a centralized robotic interface, allowing higher throughput and turnkey-application focused solutions.

•
Informatics platforms including E-Notebook for Chemistry and Biology iLab™, ChemDraw®, ChemBioOffice® and Labworks® which are integrated suites that focus on the complex and varied needs of understanding and managing data for productivity and collaboration.

•
Datalytix™, a tool enabling self-service import and manipulation of relevant data into the TIBCO® Spotfire® software from scientifically significant data sources such as compound registries, biological assay repositories, LIMS and other corporate information systems.

•	ChemDraw® and Chem3D® mobile apps for the iPad® device, new chemical structure drawing and visualization apps, available in multiple languages and featuring our Flick-to-Share® technology.

•
Licensing for the exclusive, worldwide rights to the TIBCO® Spotfire® software platform in certain scientific research and development markets, and certain clinical markets through an exclusive strategic relationship with TIBCO Software, Inc.

•	Asset Genius™, an informatics-based business intelligence solution, which assists laboratories in deploying, utilizing and managing laboratory assets throughout their lifecycle.

New Products:
Significant new products introduced or acquired for Human Health applications in fiscal year 2014 include the following:

Diagnostics:

•	An expanded portfolio of medical X-ray detectors, including the XRpad® cassette sized 4336 and 4343 F Radiography detectors and the XRD™ 4343 RF combined Radiography & Fluoroscopy detector.

•
The EnLite™ Neonatal TREC™ System, a screening test for Severe Combined Immunodeficiency, which consists of EnLite™ Neonatal TREC™ reagent kits, the Victor EnLite™ instrument and EnLite™ Workstation software.

Research:

•	The Opera® Phenix™ high content screening system a platform for high speed phenotypic drug screening of complex cellular models.

•	The EnSight™ Multimode Plate Reader benchtop system, which offers well plate imaging alongside label-free and labeled detection technologies for target-based and phenotypic assays.

•
The Lamina™ multilabel slide scanner, a high throughput imaging system designed to assist research pathologists to study protein expression and the relationships between disease markers in formalin-fixed, paraffin-embedded (FFPE) tissue sections.

•
Mantra™ quantitative pathology workstation with inForm® image analysis software enables visualization, quantification and phenotyping of multiple types of immune cells simultaneously in intact FFPE tissue sections for cancer immunology research.

•	Opal™ multiplexed staining kits for amplified detection of immunohistochemistry utilized for biomarker assessment.

•	Solaris™ open air imaging platform, which is a research tool that enables translational in vivo preclinical imaging in small and large animals.

•
We collaborated with Sofie Biosciences to offer benchtop PET systems for in vivo preclinical imaging. The G4 PET/X-ray and G8 PET/CT delivers PET imaging with an intuitive user interface and efficient workflows, ensuring subject monitoring throughout preparation and imaging.

•
Quantum GX™ microCT platform is an in vivo microCT scanner that offers industry leading microCT resolution for pre-clinical imaging applications or eight second scan times for higher throughput with lower doses of radiation. With Quantum GX 3D data from the IVIS and FMT imaging platforms can be coregistered with microCT.

•
LabChip® devices for molecular diagnostics in clinical research laboratories, which use microfluidic technology to perform reproducible, high-resolution, electrophoretic separations for analyzing multiplex polymerase chain reaction products for molecular biology applications.

•	LabChip® GXII Touch™ for protein characterization in pharma and biotech research laboratories, which require analysis and recording of protein product critical quality attributes.

•
JANUS® chemagic™ Workstation, which combines magnetic bead nucleic acid isolation technology with a fully-supported automated liquid handler, enabling extraction for genomic analysis from a variety of human and veterinary blood, plasma and saliva sample types.

•	AlphaLISA® SureFire® Ultra Assays for screening therapeutic antibodies and small molecules on cultured cells or tissue lysates.

•	AlphaPlex™ reagent technology, a homogeneous, all-in-one-well multiplexing reagent system for performing ultra-sensitive immunoassay analyses.

•	CellCarrier® Ultra 384-well microplates, which are used in high content imaging applications such as phenotypic screening and three-dimensional disease model studies.

•	IVIS® Spectrum BL, a 2D and 3D optical imaging system designed to improve quantitative outcomes of bioluminescent, chemiluminescent and Cerenkov in vivo imaging.

•	High Content Profiler™ powered by TIBCO® Spotfire®, which provides automated workflows for quality control and hit classification for truly multi-parametric cellular drug screens.

•	Elements® electronic lab notebook, a cloud-based lab notebook that is delivered through a web browser to allow scientists to capture data, collaborate with colleagues, and search for results.

Brand Names:
Our Human Health segment offers additional products under various brand names, including AlphaLISA®, AlphaPlex™, AlphaScreen®, Asset Genius™, AutoDELFIA®, BACS-on-Beads®, BoBs®, cell::explorer®, Chem3D®, ChemBioOffice®, ChemDraw®, Columbus™, Datalytix™, Dexela® CMOS FPDs™, Elements®, Elsevier's Reaxys®, EnLite™, EnSight™, EnSpire®, EnVision®, Evolution™, FMT®, FragilEase™, Genoglyphix®, Geospiza®, GSP®, High Content Profiler™, iLab™, inForm®, IVIS®, JANUS®, LabChip®, LABWORKS® EZ-Reader™, LANCE®, LifeCycle™, LimsLink™, Living Image®, Mantra™, MicroBeta2® MultiPROBE®, NEN®, NTD Labs®, Nuance®, Oncoglyphix™, Opal™, Opera®, Operetta®, Pannoramic™, plate::explorer®, Quantulus™ GCT, Quantum™, Sciclone®, Search Genius™, Specimen Gate™, Tri-Carb®, TRIO™, Twister®, UltraVIEW® VoX™, VariSpec™, Vectra®, ViaCord®, VICTOR™, ViewLux®, VivoTag®, Volocity®, Wizard2®, XRD™, XRpad® and Zephyr®.

Environmental Health Segment
Our Environmental Health segment provides products, services and solutions to facilitate the creation of safer food and consumer products, more secure surroundings and efficient energy resources. Our Environmental Health segment serves the environmental, industrial and laboratory services markets. Our Environmental Health segment generated revenue of $993.8 million in fiscal year 2014.

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

Industrial Market:
We provide analytical instrumentation for the industrial market which includes the chemical, petrochemical, lubricant, polymer, electronics, pharmaceutical, and food and dietary supplement industries. Our industrial instrumentation is primarily used by customers focusing on quality assurance standards.

Laboratory Services Market:
We have approximately 1,600 service personnel to support our customers throughout the world and to help them improve the productivity of their labs. Our OneSource® laboratory service business strategy is aligned with customers' needs to accelerate science as our service portfolio enables efficiency gains within their labs.

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

•	The GC SNFR™ Olfactory Port accessory to our GC product line, which provides a complete aroma characterization solution that seamlessly integrates sensory evaluation with GC and GC/MS analytical data.

•	Supra-d™ QuEChERS™ Dispersive Solid Phase Extraction solution for sample preparation in pesticide residue analysis to test the safety of fruit and vegetables.

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

•
Our infrared spectroscopy family, including the Spectrum Two™ spectrometer, a compact and portable instrument which is used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications and the Frontier™ IR and NIR spectrometers, which are designed to provide high sensitivity, flexibility to address a range of sample types and safe drug development and for determining chemical and material properties in a variety of samples, including consumer products.

•
The LAMBDA™ UV/Vis is a series of spectrophotometers, which provide sampling flexibility to enable measuring of a wide range of sample types from liquids, powders and solid materials both in regulated industries as well as QC/QA and research applications.

•
The DSC™ 8000 and 8500, which feature a second generation, power controlled double furnace designed to provide fast heating and cooling rates required to accurately understand how materials behave under different conditions.

•
The DMA™ 8000 thermal analysis system, which is used by scientists in the polymers, composites, pharmaceutical and food and beverage industries for applications ranging from simple quality control to advanced research.

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

•	The DairyGuard™ Milk Powder Analyzer, an infrared spectrometer specifically developed for food suppliers and manufacturers to help ensure the safety and quality of milk powder in their supply chains.

New Products:
New products introduced or acquired for Environmental Health applications in fiscal year 2014 include the following:

•
The NexION® 350 ICP-MS, which is used for multi-elemental inorganic analyses in the environmental and chemical industries, among others, and delivers a variety of features engineered to enhance signal stability and complete nanoparticle characterization.

•	Syngistix™ Atomic Spectroscopy Software, a cross-platform instrument control solution enabling lab professionals conducting inorganic elemental analysis to work across AA, ICP and ICP-MS technologies.

•	HybridXLT™ torch, a new sample introduction component for the Optima® 8x00 ICP-OES series of spectrometers.

•
Asset Informatics and Analytics, which provides customers with insights into their laboratory operations through proprietary dashboards (powered by TIBCO® Spotfire®), business consulting services and a mobile app to allow customers to understand the performance and utilization of their laboratory assets.

•	OneSource® Scientific IT Solutions, a series of informatics-based consulting, planning and management offerings to assist in laboratory productivity.

•
OneSource® Mobile Application, which provides instant mobile access to service activity and equipment data including the ability to open a service call, check service history and view future scheduled events.

•
OneSource® Dashboard, a TIBCO SpotFire® driven interactive graphical platform providing visibility to a customer’s global asset population, service event and downtime distribution as well as key performance indicators to assist in asset operation.

•
The Elm™ air sensing network, which monitors and measures the details of air quality using a high-density deployment of nano-technology sensors. Elm™ network identifies hyper-local pollutant levels in real-time, wirelessly transmitting the data to a cloud-based system for storage, analysis and processing.

•	The DA 7250 NIR Analyzer, which measures the nutritional quality of food samples such as grains, flakes, feed pellets, powders, pastes, slurries and liquids with no sample preparation.

•	The IM 9500 Whole Grain Analyzer, which analyzes a wide range of grains and oilseeds for moisture, protein, oil and many other parameters.

Brand Names:
Our Environmental Health segment offers additional products under various brand names, including AAnalyst™, AxION®, Chromera®, Clarus®, DairyGuard™, Elm™, Flexar™, Frontier™, HyperDSC®, LAMBDA™, NexION®, OilExpress™, OilPrep™, OneSource®, Optima™, Perten®, PinAAcle®, Spectrum™, Spectrum Two™, Spotlight™, Supra-clean®, Supra-d™, Supra-poly® and Ultraspray®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of December 28, 2014, we employed approximately 3,600 sales and service representatives operating in approximately 35 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

Research and Development
Research and development expenditures were $121.1 million during fiscal year 2014, $132.4 million during fiscal year 2013, and $131.8 million during fiscal year 2012.

We have a broad product base, and we do not expect any single research and development project to have significant costs. We directed our research and development efforts in fiscal years 2014, 2013, and 2012 primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service and support markets within our Environmental Health segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2015, and to continue to emphasize the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.3 million and $13.5 million as of December 28, 2014 and December 29, 2013, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts are recorded in accrued expenses and other current liabilities. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. During fiscal year 2013, we accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities, of which $4.6 million was recorded in the fourth quarter of fiscal year 2013. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees
As of December 28, 2014, we employed approximately 7,700 employees in our continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 28, 2014, we estimate that we employed an aggregate of approximately 1,500 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Business Segments
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

The table below sets forth revenue and operating income (loss) from continuing operations by operating segment for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Human Health
Product revenue	$996,767	$957,022	$926,733
Service revenue	246,635	244,088	237,892
Total revenue	1,243,402	1,201,110	1,164,625
Operating income from continuing operations(1)	220,165	156,452	63,773
Environmental Health
Product revenue	543,308	541,048	547,941
Service revenue	450,509	415,428	392,622
Total revenue	993,817	956,476	940,563
Operating income from continuing operations(1)	109,129	97,052	111,844
Corporate
Operating loss from continuing operations(2)(3)	(118,552)	(25,710)	(72,497)
Continuing Operations
Product revenue	$1,540,075	$1,498,070	$1,474,674
Service revenue	697,144	659,516	630,514
Total revenue	2,237,219	2,157,586	2,105,188
Operating income from continuing operations	210,742	227,794	103,120
Interest and other expense, net	41,139	64,110	47,956
Income from continuing operations before income taxes	$169,603	$163,684	$55,164
____________________________

(1)
Pre-tax impairment charges have been included in our Human Health and Environmental Health operating income from continuing operations. We had no pre-tax impairment charges in fiscal year 2014. We recognized a $0.2 million pre-tax impairment charge in our Human Health segment in fiscal year 2013. We recognized $73.4 million of pre-tax impairment charges in our Human Health segment and also recognized $0.7 million of pre-tax impairment charges in our Environmental Health segment in fiscal year 2012.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax loss of $75.9 million in fiscal year 2014, pre-tax income of $17.6 million in fiscal year 2013, and a pre-tax loss of $31.8 million in fiscal year 2012.

(3)
Includes expenses related to litigation with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”). Enzo filed a complaint in 2002 alleging that we separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. We entered into a settlement agreement with Enzo dated June 20, 2014 and during fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded during fiscal year 2014. In addition, $3.4 million of expenses were incurred and recorded in preparation for the trial during fiscal year 2014.

Additional information relating to our reporting segments is as follows for the fiscal years ended:

	Depreciation and Amortization Expense			Capital Expenditures
	December 28, 2014	December 29, 2013	December 30, 2012	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)			(In thousands)
Human Health	$89,969	$98,582	$99,597	$15,201	$20,900	$24,518
Environmental Health	24,736	25,915	23,001	12,149	16,532	14,488
Corporate	2,031	2,382	2,528	1,722	1,549	3,395
Continuing operations	116,736	126,879	125,126	29,072	38,981	42,401
Discontinued operations	$339	$1,590	$1,741	$213	$10	$7

	Total Assets
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Human Health	$2,645,411	$2,692,809	$2,700,565
Environmental Health	1,453,683	1,213,801	1,153,444
Corporate	34,981	34,271	33,952
Net current and long-term assets of discontinued operations	—	5,831	13,801
Total assets	$4,134,075	$3,946,712	$3,901,762

Financial Information About Geographic Areas
Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2014, we had $1,387.9 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2014, we derived approximately 50% of our international sales from our Human Health segment and approximately 50% of our international sales from our Environmental Health segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Perten in the fourth quarter of fiscal year 2014. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
We are subject to the rules of the Securities and Exchange Commission requiring disclosure as to whether certain materials known as conflict minerals (tantalum, tin, gold, tungsten and their derivatives), which may be contained in our products are mined from the Democratic Republic of the Congo and adjoining countries. As a result of these rules, we may incur additional costs in complying with the disclosure requirements and in satisfying those customers who require that the components used in our products be certified as conflict-free, and the potential lack of availability of these materials at competitive prices could increase our production costs.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2014. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	embargoes, trade protection measures and import or export licensing requirements,

•	policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in transferring cash between international operations and the United States,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection,

•	increasing global enforcement of anti-bribery and anti-corruption laws, and

•	differing regulatory requirements and changes in those requirements.
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
As of December 28, 2014, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our Human Health and Environmental Health segments may result in impairment of our intangible assets, which could adversely affect our results of operations.
Our share price will fluctuate.
Over the last several years, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

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
On October 23, 2014, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2014 that will be payable in February 2015. On January 23, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2015 that will be payable in May 2015. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 28, 2014, our continuing operations occupied 2,440,435 square feet in over 124 locations. We own 267,770 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 14 states and 36 foreign countries.

Facilities outside of the United States account for approximately 1,452,030 square feet of our owned and leased property, or approximately 60% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of December 28, 2014, the approximate square footage of real property owned and leased attributable to the continuing operations of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Human Health	254,789	1,127,617	1,382,406
Environmental Health	12,981	987,073	1,000,054
Corporate offices	—	57,975	57,975
Continuing operations	267,770	2,172,665	2,440,435

Item 3.	Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 28, 2014 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 24, 2015. No family relationship exists between any one of these officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chairman, Chief Executive Officer and President	59
Frank A. Wilson	Senior Vice President and Chief Financial Officer	56
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	46
John R. Letcher	Senior Vice President, Human Resources	53
James Corbett	Senior Vice President and President, Human Health	52
Jon DiVincenzo	Senior Vice President and President, Environmental Health	49
Andrew Okun	Vice President and Chief Accounting Officer	45

Robert F. Friel, 59. Mr. Friel currently serves as our Chairman, Chief Executive Officer and President. Prior to being appointed President and Chief Executive Officer in February 2008 and Chairman in April 2009, Mr. Friel had served as President and Chief Operating Officer since August 2007, and as Vice Chairman and President of our Life and Analytical Sciences unit since January 2006. Mr. Friel was our Executive Vice President and Chief Financial Officer, with responsibility for business development and information technology in addition to his oversight of the finance functions, from October 2004 until January 2006. Mr. Friel joined PerkinElmer in February 1999 as our Senior Vice President and Chief Financial Officer. Prior to joining PerkinElmer, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He received a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is currently a director of CareFusion Corporation and Xylem Inc. He also previously served on the national board of trustees for the March of Dimes Foundation.

Frank A. Wilson, 56. Mr. Wilson joined us in May 2009 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Previously, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviations Systems. His earlier experience includes PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 46. Mr. Goldberg joined us as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

John R. Letcher, 53. Mr. Letcher is our Senior Vice President of Human Resources. He joined us in 1999 as our Vice President of Human Resources for the Optoelectronics business unit and in 2003 was named Vice President of Human Resources for the Life and Analytical Sciences business unit. In 2008, Mr. Letcher was named Vice President of Human Resources for PerkinElmer, Inc. He was named Senior Vice President of Human Resources in January 2010. Previously, he served as Director of Human Resources of ABB Americas, Inc., the United States subsidiary of an international engineering company. Prior to that, Mr. Letcher held the positions of Business Controller in ABB Americas, Inc.’s United States Power Generation Gas Turbine Power business; Vice President of Finance for General Ship Corporation and Senior Auditor for Arthur Andersen. Mr. Letcher holds a Bachelor of Science degree in accounting and information technology from Boston College.

James Corbett, 52. Mr. Corbett was appointed President of our Human Health business in March 2014 and has been a Senior Vice President and officer of PerkinElmer since February 2012. Mr. Corbett was appointed President of the Diagnostics business in May 2010 and was appointed President of the Life Sciences and Technology business in May 2013. Mr. Corbett joined the Company in October of 2007 through our acquisition of ViaCord, where he served as President. Prior to joining ViaCord, he co-founded CADx Systems, a company focused on the oncology market, where he held the position of Executive

Vice President and Director with responsibility for worldwide sales and marketing, technical support and business development. Following the 2004 acquisition of CADx by iCAD, Inc., he was named Chief Commercial Officer. In addition, Mr. Corbett worked for Abbott Laboratories for 14 years in a variety of sales and marketing positions including Worldwide Marketing Manager for Abbott Diagnostics Immunoassay Systems and Region Manager for Abbott Diagnostics. Mr. Corbett holds a Bachelor of Science degree in business from the University of Massachusetts. Mr. Corbett also serves on the national board of trustees for the March of Dimes Foundation.

Jon DiVincenzo, 49. Mr. DiVincenzo was appointed Senior Vice President and President of our Environmental Health business in November 2013. Prior to joining us, Mr. DiVincenzo served as the President and Chief Executive Officer of Enzymatics, now a part of Qiagen, a provider of molecular biology reagents, from 2012 to 2013. He previously worked at Millipore for 18 years, where he last served as President of the Bioscience division and also led the company's Lab Water business. Mr. DiVincenzo holds a Bachelor of Science in mechanical engineering from Northeastern University where he currently serves on the College of Engineering's Advisory Council. He is also a member of the Corporate Executive Board for Innovation and member of the Board of Directors of the Analytical Life Sciences and Diagnostics Association.

Andrew Okun, 45. Mr. Okun serves as our Vice President and Chief Accounting Officer, a position in which he has served since April 2011. Mr. Okun joined us in 2001 and has served in financial and controllership positions of increasing responsibility, including Director of Finance for the Optoelectronics business from 2001 through 2005, Vice President of Finance from 2005 through 2009 and Vice President and Corporate Controller from 2009 through 2011. Prior to joining us, Mr. Okun most recently worked for Honeywell International as a Site Controller as well as for Coopers & Lybrand. Mr. Okun is a Certified Public Accountant and earned his Master of Business Administration from the University of Virginia. He completed his undergraduate degree at the University of Santa Barbara.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2014 and 2013.

	2014 Fiscal Quarters
	First	Second	Third	Fourth
High	$46.21	$47.52	$48.25	$45.76
Low	40.94	41.97	43.51	39.83

	2013 Fiscal Quarters
	First	Second	Third	Fourth
High	$35.86	$34.95	$38.63	$41.18
Low	31.74	30.35	32.39	36.33

As of February 19, 2015, we had approximately 4,529 holders of record of our common stock.

Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2014—October 26, 2014	98	40.40	—	8,000,000
October 27, 2014—November 23, 2014	600,343	44.15	600,000	7,400,000
November 24, 2014—December 28, 2014	54	40.95	—	7,400,000
Activity for quarter ended December 28, 2014	600,495	44.15	600,000	7,400,000
____________________________

(1)
On October 24, 2012, our Board of Directors (our "Board") authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on October 24, 2014. On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2014, we repurchased 0.6 million shares of common stock in the open market at an aggregate cost of $26.5 million, including commissions, under the New Repurchase Program. As of December 28, 2014, approximately 7.4 million shares authorized by our Board under the New Repurchase Program remained available for repurchase. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2014, we repurchased 495 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends
During fiscal years 2014 and 2013, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2014 Fiscal Quarters				2014 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2013 Fiscal Quarters				2013 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

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

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from January 3, 2010 to December 28, 2014. Our Peer Group Index consists of Affymetrix, Inc., Agilent Technologies Inc., Thermo Fisher Scientific Inc., and Waters Corporation. The peer group is the same as the peer group used in the stock performance graph in our Annual Report on Form 10-K for fiscal year ended December 29, 2014, except that it does not include Life Technologies Corporation, which has been excluded due to its acquisition by Thermo Fisher Scientific Inc.

Comparison of Five-Year Cumulative Total Return
PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

	03-Jan-10	02-Jan-11	01-Jan-12	30-Dec-12	29-Dec-13	28-Dec-14
PerkinElmer, Inc.	$100.00	$127.04	$99.57	$156.15	$208.92	$225.03
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Peer Group	$100.00	$122.35	$103.41	$131.71	$206.88	$231.54

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 28, 2014. We derived the selected historical financial information for the balance sheets for the fiscal years ended December 28, 2014 and December 29, 2013 and the statement of operations for each of the fiscal years in the three-year period ended December 28, 2014 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended January 1, 2012 and January 2, 2011 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of December 30, 2012, January 1, 2012 and January 2, 2011 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We adjusted the information in the consolidated financial statements, where appropriate, to account for the adoption of new guidance applicable to certain of our health care businesses, our change in accounting for pension and other postretirement benefit plans and for discontinued operations.

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

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,237,219	$2,157,586	$2,105,188	$1,906,190	$1,692,643
Operating income from continuing operations(1)(2)(3)(4)	210,742	227,794	103,120	94,777	159,488
Interest and other expense (income), net(5)(6)	41,139	64,110	47,956	26,774	(8,383)
Income from continuing operations before income taxes	169,603	163,684	55,164	68,003	167,871
Income from continuing operations, net of income taxes(7)(8)(9)(10)(11)	161,166	174,267	71,289	3,383	140,071
(Loss) income from discontinued operations and dispositions, net of income taxes(12)(13)	(3,388)	(7,055)	(1,349)	4,272	250,912
Net income	$157,778	$167,212	$69,940	$7,655	$390,983
Basic earnings per share:
Continuing operations	$1.43	$1.55	$0.63	$0.03	$1.20
Discontinued operations	(0.03)	(0.06)	(0.01)	0.04	2.14
Net income	$1.40	$1.49	$0.61	$0.07	$3.34
Diluted earnings per share:
Continuing operations	$1.42	$1.54	$0.62	$0.03	$1.19
Discontinued operations	(0.03)	(0.06)	(0.01)	0.04	2.13
Net income	$1.39	$1.47	$0.61	$0.07	$3.31
Weighted-average common shares outstanding:
Basic:	112,593	112,254	113,728	112,976	117,109
Diluted:	113,739	113,503	114,860	113,864	117,982
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Balance Sheet Data:
Total assets(12)(13)	$4,134,075	$3,946,712	$3,901,762	$3,855,641	$3,208,946
Short-term debt	1,075	2,624	1,772	—	2,255
Long-term debt(5)(14)	1,051,892	932,104	938,824	944,908	424,000
Stockholders’ equity(1)(15)	2,042,102	1,994,487	1,939,812	1,842,216	1,925,391
Common shares outstanding(15)	112,481	112,626	115,036	113,157	115,715
____________________________

(1)
Activity related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $75.9 million in fiscal year 2014, pre-tax income of $17.6 million in fiscal year 2013, a pre-tax loss of $31.8 million in fiscal year 2012, a pre-tax loss of $67.9 million in fiscal year 2011 and a pre-tax loss of $0.2 million in fiscal year 2010.

(2)
We recorded pre-tax restructuring and contract termination charges, net, of $13.4 million in fiscal year 2014, $33.9 million in fiscal year 2013, $25.1 million in fiscal year 2012, $13.4 million in fiscal year 2011 and $18.6 million in fiscal year 2010.

(3)	On April 27, 2010 we sold a building which provided net proceeds of $11.0 million. We recorded a pre-tax gain of $3.4 million in operating income.

(4)
In fiscal year 2013, we recorded pre-tax impairment charges of $0.2 million as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value. In fiscal year 2012, we recorded pre-tax impairment charges of $74.2 million as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. In fiscal year 2011, we recorded a pre-tax impairment charge of $3.0 million for the full impairment of license agreements that we no longer intend to use.

(5)
In fiscal years 2014, 2013, 2012 and 2011, interest expense was $36.3 million, $49.9 million, $45.8 million and $24.8 million, respectively, with higher interest expense in fiscal years 2013 and 2012 due primarily to increased debt and the higher interest rates on those debt balances with the issuance in fiscal year 2011 of the senior unsecured notes due in 2021. In fiscal year 2013, we redeemed all of our 6% senior unsecured notes due in 2015 (the “2015 Notes”) that included a prepayment premium of $11.1 million, which is included in other expense, net, the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges, which is included in interest expense, and the write-off of $0.2 million for the remaining deferred debt issuance costs, which is included in interest expense. In fiscal year 2014, interest expense was lower due to lower debt outstanding throughout fiscal year 2014 and an increased mix of variable rate debt with lower interest rates due to the redemption of the 2015 Notes. For fiscal year 2011, acquisition related financing costs added an additional expense of $3.1 million, and is included in interest expense.

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

(7)
The fiscal year 2014 effective tax rate on continuing operations of 5.0% was primarily due to income in lower tax rate jurisdictions, partially offset by losses in higher tax rate jurisdictions and a tax benefit of $7.0 million related to discrete items.

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

(10)
The fiscal year 2011 effective tax rate on continuing operations of 95.0% was primarily due to the fiscal year 2011 provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

(11)
The fiscal year 2010 effective tax rate on continuing operations of 16.6% was primarily due to the favorable impact related to the gain on the previously held equity interest in the ICPMS Joint Venture.

(12)
In May 2014, we approved the shutdown of our microarray-based diagnostic testing laboratory in the United States. The shutdown resulted in a $0.1 million net pre-tax loss primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

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

(15)
In fiscal year 2014, we repurchased in the open market 1.4 million shares of our common stock at an aggregate cost of $61.3 million, including commissions under both the New Repurchase Program and the Repurchase Program. In fiscal year 2013, we repurchased in the open market approximately 3.6 million shares of our common stock at an aggregate cost of $123.0 million, including commissions under the Repurchase Program. In fiscal year 2012, we did not repurchase any shares of our common stock under any stock repurchase program. In fiscal year 2011, we repurchased in the open market approximately 4.0 million shares of our common stock at an aggregate cost of $107.8 million, including commissions. In fiscal year 2010, we repurchased in the open market approximately 3.0 million shares of our common stock at an aggregate cost of $71.5 million, including commissions. The repurchases made during fiscal years 2011 and 2010 were made pursuant to our stock repurchase program originally announced in October 2008 that expired in October 2012. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. Each of the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 included 52 weeks. The fiscal year ending January 3, 2016 will include 53 weeks. The extra week during fiscal year 2015 will be included in the third quarter.

Overview of Fiscal Year 2014
During fiscal year 2014, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in fiscal year 2014 increased $79.6 million, or 4%, as compared to fiscal year 2013, reflecting an increase of $42.3 million, or 4%, in our Human Health segment revenue and an increase of $37.3 million, or 4%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during fiscal year 2014 was primarily due to growth in our diagnostics market from our newborn and prenatal screening and infectious disease testing solutions as well as from our medical imaging business' new wireless cassette detector. The increase in our Environmental Health segment revenue during fiscal year 2014 was primarily due to an increase in our services revenue, which included our OneSource multivendor service offerings within our laboratory service market.
In our Human Health segment during fiscal year 2014 as compared to fiscal year 2013, we experienced growth in our diagnostics business as birth rates increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in emerging markets such as China and Brazil, as well as from increased demand for our medical imaging business' new wireless cassette detector used in diagnostic imaging and veterinary applications. In the research market we experienced growth related to our informatics, radiometric detection, and high-content screening offerings, as well as our microfluidics technology licensing program. This growth in the research market was partially offset by declines in some products in our research market due to weakness in the global academic end market, specifically in Europe, as well as the expiration of certain patents in our licensing portfolio. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, our laboratory services business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. During fiscal year 2014, we continued to experience growth in our laboratory services business, which included the addition of new customers to our OneSource multivendor service offering. These increases were partially offset by decreased demand across some of our products in the environmental and industrial markets, primarily in the Asian industrial end markets. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins decreased 34 basis points in fiscal year 2014, as compared to fiscal year 2013, due to unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, pricing pressure, a higher mark-to-market loss for our postretirement benefit plans in fiscal year 2014 as compared to fiscal year 2013, and negative impacts from foreign currency exchange rates. These items were partially offset by increased sales volume and cost containment and productivity initiatives. Our consolidated operating margin decreased 114 basis points in fiscal year 2014, as compared to fiscal year 2013, primarily due to a pre-tax loss of $75.9 million in fiscal year 2014 as compared to pre-tax income of $17.6 million in fiscal year 2013 for the mark-to-market adjustments for our postretirement plans and lower gross margins. These items were partially offset by increased sales volume, cost containment and productivity initiatives and lower restructuring charges.

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

Consolidated Results of Continuing Operations

Revenue
2014 Compared to 2013. Revenue for fiscal year 2014 was $2,237.2 million, as compared to $2,157.6 million for fiscal year 2013, an increase of $79.6 million, or 4%, which includes an approximate 1% increase in revenue attributable to acquisitions and an approximate 1% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2014 as compared to fiscal year 2013 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $42.3 million, or 4%, increase in our Human Health segment revenue, due to an increase in diagnostics market revenue of $39.8 million and an increase in research market revenue of $2.5 million. Our Environmental Health segment revenue increased $37.3 million, or 4%, due to an increase in laboratory services market revenue of $33.8 million and an increase in environmental and industrial markets revenue of $3.5 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.9 million of revenue primarily related to our informatics business in our Human Health segment for fiscal year 2014 and $7.3 million for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

2013 Compared to 2012. Revenue for fiscal year 2013 was $2,157.6 million, as compared to $2,105.2 million for fiscal year 2012, an increase of $52.4 million, or 2%, which includes an approximate 1% increase in revenue attributable to acquisitions and an approximate 0.4% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2013 as compared to fiscal year 2012 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $36.5 million, or 3%, increase in our Human Health segment revenue, due to an increase in diagnostics market revenue of $22.8 million and an increase in research market revenue of $13.7 million. Our Environmental Health segment revenue for fiscal year 2013 as compared to fiscal year 2012 increased $15.9 million, or 2%, due to an increase in laboratory services market revenue of $23.2 million, partially offset by decreases in environmental and industrial markets revenue of $7.3 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $7.3 million of revenue primarily related to our informatics business in our Human Health segment for fiscal year 2013 and $26.2 million for fiscal year 2012 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
2014 Compared to 2013. Cost of revenue for fiscal year 2014 was $1,232.6 million, as compared to $1,181.4 million for fiscal year 2013, an increase of approximately $51.2 million, or 4%. As a percentage of revenue, cost of revenue increased to 55.1% in fiscal year 2014 from 54.8% in fiscal year 2013, resulting in a decrease in gross margin of approximately 34 basis points to 44.9% in fiscal year 2014 from 45.2% in fiscal year 2013. Amortization of intangible assets decreased and was $49.7 million for fiscal year 2014, as compared to $52.0 million for fiscal year 2013. The mark-to-market adjustment for postretirement benefit plans was a loss of $8.4 million for fiscal year 2014, as compared to a loss of $0.8 million for fiscal year 2013. Stock-based compensation expense was $1.5 million for fiscal year 2014, as compared to $1.3 million for fiscal year 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $2.4 million for fiscal year 2014, as compared to $0.2 million for fiscal year 2013. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.1 million for fiscal year 2014, as compared to $0.2 million for fiscal year 2013. In addition to the factors noted above, the decrease in gross margin was primarily the result of unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, pricing pressure, and negative impacts from foreign exchange rates. These items were partially offset by increased sales volume and cost containment and productivity initiatives.

2013 Compared to 2012. Cost of revenue for fiscal year 2013 was $1,181.4 million, as compared to $1,143.7 million for fiscal year 2012, an increase of approximately $37.8 million, or 3%. As a percentage of revenue, cost of revenue increased to 54.8% in fiscal year 2013 from 54.3% in fiscal year 2012, resulting in a decrease in gross margin of approximately 43 basis points to 45.2% in fiscal year 2013 from 45.7% in fiscal year 2012. Amortization of intangible assets increased and was $52.0 million for fiscal year 2013, as compared to $50.7 million for fiscal year 2012. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for fiscal year 2013, as compared to $3.7 million for fiscal year 2012. Stock-based compensation expense was $1.3 million for both fiscal years 2013 and 2012. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.2 million for fiscal year 2013, as compared to $5.2 million for fiscal year 2012. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.2 million for fiscal year 2013. In addition to the factors noted above, the decrease in gross margin was primarily the result of pricing pressure and unfavorable changes in product mix with an increase in sales of lower gross margin product offerings, partially offset by productivity improvements.

Selling, General and Administrative Expenses
2014 Compared to 2013. Selling, general and administrative expenses for fiscal year 2014 were $659.3 million, as compared to $581.9 million for fiscal year 2013, an increase of approximately $77.4 million, or 13%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.5% in fiscal year 2014, compared to 27.0% in fiscal year 2013. Amortization of intangible assets decreased and was $33.1 million for fiscal year 2014, as compared to $36.9 million for fiscal year 2013. The mark-to-market adjustment for postretirement benefit plans was a loss of $67.1 million for fiscal year 2014, as compared to income of $18.1 million for fiscal year 2013. Stock-based compensation expense increased and was $12.5 million for fiscal year 2014, as compared to $11.9 million for fiscal year 2013. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities, as compared to an expense of $4.6 million for environmental costs for fiscal year 2013. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.4 million for fiscal year 2014 and $1.1 million for fiscal year 2013. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, particularly in emerging territories, partially offset by cost containment and productivity initiatives.

2013 Compared to 2012. Selling, general and administrative expenses for fiscal year 2013 were $581.9 million, as compared to $627.4 million for fiscal year 2012, a decrease of approximately $45.5 million, or 7%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.0% in fiscal year 2013, compared to 29.8% in fiscal year 2012. Amortization of intangible assets decreased and was $36.9 million for fiscal year 2013, as compared to $38.9 million for fiscal year 2012. The mark-to-market adjustment for postretirement benefit plans was income of $18.1 million for fiscal year 2013, as compared to a loss of $27.9 million for fiscal year 2012. Stock-based compensation expense decreased and was $11.9 million for fiscal year 2013, as compared to $18.6 million for fiscal year 2012. Environmental charges related to a particular site for increased monitoring and mitigation activities were $4.6 million during the fourth quarter of fiscal year 2013. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $1.1 million for fiscal year 2013 and $0.3 million for fiscal year 2012. In addition to the factors noted above, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives.

Research and Development Expenses
2014 Compared to 2013. Research and development expenses for fiscal year 2014 were $121.1 million, as compared to $132.4 million for fiscal year 2013, a decrease of $11.3 million, or 8.5%. As a percentage of revenue, research and development expenses decreased to 5.4% in fiscal year 2014, as compared to 6.1% in fiscal year 2013. Amortization of intangible assets increased and was $0.6 million for fiscal year 2014, as compared to $0.3 million for fiscal year 2013. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.4 million for fiscal year 2014, as compared to income of $0.3 million for fiscal year 2013. Stock-based compensation expense decreased and was $0.5 million for fiscal year 2014, as compared to $0.9 million for fiscal year 2013. Acquisition related costs added an incremental expense of $0.2 million for fiscal year 2013. We have a broad product base, and we do not expect any single research and development project to have significant costs. In addition to the above items, the decrease in research and development expenses was primarily the result of the consolidation of research and development activities into our newly opened Center for Innovation. We directed research and development efforts similarly during fiscal years 2014 and 2013, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

2013 Compared to 2012. Research and development expenses for fiscal year 2013 were $132.4 million, as compared to $131.8 million for fiscal year 2012, an increase of $0.6 million, or 0.4%. As a percentage of revenue, research and development expenses decreased to 6.1% in fiscal year 2013, as compared to 6.3% in fiscal year 2012. Amortization of intangible assets decreased and was $0.3 million for fiscal year 2013, as compared to $0.5 million for fiscal year 2012. The mark-to-market adjustment for postretirement benefit plans was income of $0.3 million for fiscal year 2013, as compared to a loss of $0.2 million for fiscal year 2012. Stock-based compensation expense increased and was $0.9 million for fiscal year 2013, as compared to $0.7 million for fiscal year 2012. Acquisition related costs added an incremental expense of $0.2 million for fiscal year 2013. We directed research and development efforts similarly during fiscal years 2013 and 2012, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and productivity initiatives. Restructuring and contract termination charges for fiscal year 2014 were $13.4 million, as compared to $33.9 million for fiscal year 2013 and $25.1 million for fiscal year 2012.

We implemented a restructuring plan in the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2014 Plan"). We implemented restructuring plans in the second and first quarters of fiscal year 2014, the first quarter of fiscal year 2013, and the fourth quarter of fiscal year 2012 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2014 Plan", "Q1 2014 Plan", "Q1 2013 Plan" and "Q4 2012 Plan", respectively). We implemented restructuring plans in the fourth and third quarters of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of our research and development resources into a newly opened Center for Innovation (the "Q4 2013 Plan" and "Q3 2013 Plan", respectively). We implemented restructuring plans in the second quarter of fiscal year 2013, and the third, second and first quarters of fiscal year 2012 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of our operations into a newly established shared service center, as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the "Q2 2013 Plan", "Q3 2012 Plan", "Q2 2012 Plan" and "Q1 2012 Plan", respectively). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy (the "Previous Plans"). We also have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2014. We expect the impact of future cost savings on operating results and cash flows from the restructuring activities executed in fiscal year 2013 to exceed $9.0 million annually beginning in fiscal year 2015, primarily resulting in a decrease in research and development expenses.

The following table summarizes the number of employees reduced, the initial restructuring and contract termination charges by operating segment, and the expected dates payments will be substantially completed for restructuring actions during fiscal years 2014, 2013, and 2012. We expect to make payments for the leases of our Previous Plans, of which the terms vary in length, through fiscal year 2022.

	Workforce Reductions			Closure of Excess Facility or Contract Termination Charges		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility or Contract Termination
	(In thousands, except headcount data)
Q3 2014 Plan	152	$6,863	$6,188	$—	$—	$13,051	Q3 FY2015	—
Q2 2014 Plan	22	460	275	—	—	735	Q2 FY2015	—
Q1 2014 Plan	17	370	197	—	—	567	Q4 FY2014	—
2014 Contract Termination Charges	N/A	N/A	N/A	—	1,545	1,545	N/A	Q4 FY2015

Q4 2013 Plan	73	902	3,006	7,271	—	11,179	Q4 FY2014	Q1 FY2019
Q3 2013 Plan	29	394	—	138	—	532	Q1 FY2014	Q4 FY2013
Q2 2013 Plan(1)	264	9,395	8,737	522	50	18,704	Q4 FY2014	Q3 FY2014
Q1 2013 Plan	62	2,340	245	—	—	2,585	Q3 FY2013	—
2013 Contract Termination Charges	N/A	N/A	N/A	—	696	696	N/A	Q4 FY2015

Q4 2012 Plan	54	523	2,413	—	—	2,936	Q1 FY2014	—
Q3 2012 Plan(2)	61	3,671	3,728	—	—	7,399	Q3 FY2014	—
Q2 2012 Plan(3)	203	3,976	242	—	—	4,218	Q3 FY2014	—
Q1 2012 Plan(4)	112	5,252	388	79	—	5,719	Q1 FY2013	Q2 FY2012
2012 Contract Termination Charges	N/A	N/A	N/A	$—	$1,470	$1,470	N/A	Q4 FY2015
____________________________

(1)
Subsequent to the initial charge, during fiscal year 2013, we recorded an additional $0.6 million pre-tax restructuring charge in our Human Health segment for the Q2 2013 Plan for services that were provided for one-time termination benefits in which the employee was required to render service beyond the legal notification period.

(2)	Local law required some severance for the Q3 2012 Plan to be paid in monthly installments through the fourth quarter of fiscal year 2014.

(3)
Subsequent to the initial charge, during fiscal years 2013 and 2012, we recorded an additional $2.1 million and $3.2 million, respectively, pre-tax restructuring charges in our Human Health segment for the Q2 2012 Plan for services that were provided for one-time termination benefits in which the employee was required to render service beyond the legal notification period.

(4)
Subsequent to the initial charge, during fiscal year 2012, we recorded an additional $0.7 million pre-tax restructuring charge primarily in our Environmental Health segment for the Q1 2012 Plan for services that were provided for one-time termination benefits in which the employee was required to render service beyond the legal notification period.

At December 28, 2014, we had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and $6.7 million was recorded in long-term liabilities. At December 29, 2013, we had $35.5 million recorded for accrued restructuring and contract termination charges, of which $26.4 million was recorded in short-accrued restructuring and $9.1 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during fiscal years 2014, 2013, and 2012:

	Balance at January 1, 2012	2012 Charges and Changes in Estimates, Net	2012 Amounts Paid	Balance at December 30, 2012	2013 Charges and Changes in Estimates, Net	2013 Amounts Paid	Balance at December 29, 2013	2014 Charges and Changes in Estimates, Net	2014 Amounts Paid	Balance at December 28, 2014
	(In thousands)
Severance:
Q3 2014 Plan	$—	$—	$—	$—	$—	$—	$—	$13,051	$(2,992)	$10,059
Q2 2014 Plan	—	—	—	—	—	—	—	735	(484)	251
Q1 2014 Plan	—	—	—	—	—	—	—	567	(475)	92
Q4 2013 Plan(1)	—	—	—	—	3,908	(1,921)	1,987	(121)	(1,541)	325
Q3 2013 Plan	—	—	—	—	394	(257)	137	—	(137)	—
Q2 2013 Plan(2)	—	—	—	—	18,704	(5,954)	12,750	(796)	(10,373)	1,581
Q1 2013 Plan(3)	—	—	—	—	2,585	(2,377)	208	(208)	—	—

Facility:
Q4 2013 Plan(1)	—	—	—	—	7,271	(417)	6,854	1,055	(2,106)	5,803
Q3 2013 Plan	—	—	—	—	138	(138)	—	—	—	—
Q2 2013 Plan(2)	—	—	—	—	572	(572)	—	184	(184)	—

Previous Plans(4)	20,819	23,581	(17,249)	27,151	(376)	(13,476)	13,299	(2,622)	(5,262)	5,415
Restructuring	20,819	23,581	(17,249)	27,151	33,196	(25,112)	35,235	11,845	(23,554)	23,526
Contract Termination	2,067	1,470	(2,941)	596	696	(992)	300	1,545	(1,541)	304
Total Restructuring and Contract Termination	$22,886	$25,051	$(20,190)	$27,747	$33,892	$(26,104)	$35,535	$13,390	$(25,095)	$23,830
____________________________

(1)
During fiscal year 2014, we recorded a pre-tax restructuring reversal of $0.1 million in our Environmental Health segment related to lower than expected costs associated with the remaining severance payments for the Q4 2013 Plan and recorded an additional pre-tax restructuring charge of $1.1 million in our Human Health segment related to higher than expected costs associated with the closure of the excess facility for the Q4 2013 Plan.

(2)
During fiscal year 2014, we recorded pre-tax restructuring reversals of $0.3 million in our Human Health segment and $0.5 million in our Environmental Health segment related to lower than expected costs associated with the remaining severance payments for the Q2 2013 Plan. In addition during fiscal year 2014, we incurred an additional pre-tax restructuring charge of $0.1 million in each of our Human Health and Environmental Health segments related to higher than expected costs associated with the closure of the excess facility space for the Q2 2013 Plan.

(3)
During fiscal year 2014, we recorded a pre-tax restructuring reversal of $0.2 million in our Human Health segment related to lower than expected costs associated with the remaining severance payments for the Q1 2013 Plan.

(4)
During fiscal year 2014, we recognized pre-tax restructuring reversals of $1.6 million in our Human Health segment and $1.1 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions for the previous restructuring plans. During fiscal year 2014, we recognized an additional pre-tax restructuring charge of $0.1 million in our Human Health segment related to higher than expected costs associated with the closure of the excess facility space for the previous restructuring plans.

Impairment of Assets
2014 Compared to 2013. Impairment of assets was zero in fiscal year 2014, as compared to $0.2 million in fiscal year 2013. The fiscal year 2013 pre-tax impairment charge was $0.2 million for the impairment of certain long-lived assets within our Human Health segment as the carrying amounts of the long-lived assets were not recoverable and exceeded their fair value. Additional information regarding impairment of assets is discussed in Note 12 to our consolidated financial statements included in this annual report on Form 10-K.

2013 Compared to 2012. Impairment of assets was $0.2 million in fiscal year 2013, as compared to $74.2 million in fiscal year 2012. As part of integrating our recent acquisitions, in the fourth quarter of fiscal year 2012, we decided that prospectively we would primarily focus on the PerkinElmer trade name. Accordingly, we undertook a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, which resulted in pre-tax impairment charges of $73.4 million in our Human Health segment and $0.7 million in our Environmental Health segment during fiscal year 2012.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Interest income	$(667)	$(650)	$(747)
Interest expense	36,270	49,924	45,787
Other expense, net	5,536	14,836	2,916
Total interest and other expense, net	$41,139	$64,110	$47,956

2014 Compared to 2013. Interest and other expense, net, for fiscal year 2014 was an expense of $41.1 million, as compared to an expense of $64.1 million for fiscal year 2013, a decrease of $23.0 million. The decrease in interest and other expense, net, in fiscal year 2014 as compared to fiscal year 2013 was primarily due to a decrease in interest expense and other expense. Interest expense decreased by $13.7 million in fiscal year 2014 as compared to fiscal year 2013, primarily due to the redemption of our fixed rate 2015 Notes in fiscal year 2013, resulting in lower debt outstanding and an increased mix of variable rate debt with lower interest rates during fiscal year 2014. In addition, during fiscal year 2013, we wrote-off $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and wrote-off $0.2 million for the remaining deferred debt issuance costs related to the prepayment of our 2015 Notes. Other expenses for fiscal year 2014 decreased by $9.3 million as compared to fiscal year 2013, primarily due to a prepayment premium of $11.1 million for the redemption of our 2015 Notes in fiscal year 2013, which was partially offset by expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2013 Compared to 2012. Interest and other expense, net, for fiscal year 2013 was an expense of $64.1 million, as compared to an expense of $48.0 million for fiscal year 2012, an increase of $16.2 million. The increase in interest and other expense, net, in fiscal year 2013 as compared to fiscal year 2012 was primarily due to an increase in other expense, net, resulting from a prepayment premium of $11.1 million for the redemption of our 2015 Notes. Interest expense increased by $4.1 million in fiscal year 2013 as compared to fiscal year 2012, primarily due to the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and the write-off of $0.2 million for the remaining deferred debt issuance costs related to the prepayment of our 2015 Notes. Interest income decreased by $0.1 million in fiscal year 2013 as compared to fiscal year 2012, primarily due to lower cash balances throughout fiscal year 2013. Other expenses for fiscal year 2013 increased by $11.9 million as compared to fiscal year 2012, and consisted primarily of the prepayment premium of $11.1 million for the redemption of our 2015 Notes, expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.

Provision for (Benefit from) Income Taxes
2014 Compared to 2013. The fiscal year 2014 provision for income taxes on continuing operations was $8.4 million, as compared to a benefit of $10.6 million for fiscal year 2013. The effective tax rate on continuing operations was a provision of 5.0% for fiscal year 2014 as compared to a benefit of 6.5% for fiscal year 2013. The provision for income taxes in fiscal year 2014 was primarily due to income in lower tax rate jurisdictions, partially offset by losses in higher rate jurisdictions and a tax benefit of $7.0 million related to discrete items. The benefit from income taxes in fiscal year 2013 was primarily due a tax benefit of $24.0 million related to discrete items and losses in higher tax rate jurisdictions, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions. The $24.0 million of discrete items includes $9.4 million for lapses in statutes of limitations during the first quarter of fiscal year 2013 and $9.2 million primarily for lapses in statutes of limitations and audit settlements in the fourth quarter of fiscal year 2013.

2013 Compared to 2012. The fiscal year 2013 benefit from income taxes on continuing operations was $10.6 million, as compared to a benefit of $16.1 million for fiscal year 2012. The effective tax rate on continuing operations was a benefit of 6.5% for fiscal year 2013 as compared to a benefit of 29.2% for fiscal year 2012. The benefit from income taxes in fiscal year 2013 was primarily due to a tax benefit of $24.0 million related to discrete items and losses in higher tax rate jurisdictions, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions. The $24.0 million of discrete items includes $9.4 million for lapses in statutes of limitations during the first quarter of fiscal year 2013 and $9.2 million primarily for lapses in statutes of limitations and audit settlements in the fourth quarter of fiscal year 2013. The benefit from income taxes in fiscal year 2012 was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included the pre-tax impairment charges of $74.2 million, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions.

Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 28, 2014 and December 29, 2013.

We recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations during the three fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Loss on disposition of microarray-based diagnostic testing laboratory	$(90)	$—	$—
(Loss) gain on disposition of Photoflash business	(14)	493	2,459
Loss on disposition of Technical Services business	(156)	(2,100)	—
Loss on disposition of other discontinued operations	—	(203)	(54)
Net (loss) gain on disposition of discontinued operations before income taxes	$(260)	$(1,810)	$2,405

In May 2014, our management approved the shutdown of our microarray-based diagnostic testing laboratory in the United States, which had been reported within our Human Health segment. We determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.1 million net pre-tax loss primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

In June 2010, we sold our Photoflash business, which was included in our Environmental Health segment. We recognized a pre-tax loss of $0.01 million in fiscal year 2014, a pre-tax gain of $0.5 million in fiscal year 2013 and a pre-tax gain of $2.5 million in fiscal year 2012 for contingent consideration related to this sale. These gains and losses were recognized as a (loss) gain on disposition of discontinued operations.

In August 1999, we sold the assets of our Technical Service business. During fiscal years 2014 and 2013, we recorded pre-tax losses of $0.2 million and $2.1 million, respectively, for a contingency related to this business. These losses were recognized as a (loss) gain on disposition of discontinued operations.

During fiscal years 2014, 2013, and 2012, we settled various commitments related to the divestiture of other discontinued operations. We recognized net pre-tax losses during fiscal years 2013 and 2012. These losses were recognized as a (loss) gain on disposition of discontinued operations.

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition, which included a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during fiscal year 2014, were as follows during the three fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Revenue	$348	$8,646	$10,017
Costs and expenses	5,307	18,998	14,594
Loss from discontinued operations before income taxes	$(4,959)	$(10,352)	$(4,577)

We recorded a tax benefit of $1.8 million on discontinued operations in fiscal year 2014, a tax benefit of $5.1 million on discontinued operations in fiscal year 2013 and a tax benefit of $0.8 million on discontinued operations in fiscal year 2012.

Business Combinations
Acquisitions in fiscal year 2014
Acquisition of Perten Instruments Group AB. In December 2014, we acquired all of the outstanding stock of Perten. Perten is a provider of analytical instruments and services for quality control of food, grain, flour and feed. We expect this acquisition to enhance our industrial, environmental and safety business by expanding our product offerings to the academic and industrial end markets. We paid the shareholders of Perten $269.9 million in cash for the stock of Perten. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Environmental Health segment from the acquisition date.

Other acquisitions in fiscal year 2014. In addition to the Perten acquisition, we completed the acquisition of two businesses in fiscal year 2014 for total consideration of $18.0 million in cash and $4.3 million of assumed debt. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We reported the operations for these acquisitions within the results of our Human Health and Environmental Health segments from the acquisition dates.

Acquisitions in fiscal year 2013
During fiscal year 2013, we completed the acquisition of four businesses for total consideration of $11.4 million, in cash. As of the closing dates, we potentially had to pay additional contingent consideration for the four acquired businesses of up to $2.2 million, which at closing had an estimated fair value of $1.1 million. During fiscal year 2014, we paid $0.4 million in additional deferred consideration for one of these acquisitions. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We reported the operations for these acquisitions within the results of our Human Health and Environmental Health segments from the acquisition dates.

Acquisition in fiscal year 2012
Acquisition of Shanghai Haoyuan Biotech Co., Ltd. In November 2012, we acquired all outstanding stock of Shanghai Haoyuan Biotech Co., Ltd. ("Haoyuan"). Haoyuan is a provider of nucleic acid-based blood screening solutions for the blood banking and clinical diagnostics markets. We expect this acquisition to extend our capabilities into nucleic acid blood screening, as well as deepen our position in the growing molecular clinical diagnostics market in China. We paid the shareholders of Haoyuan $38.0 million in cash for the stock of Haoyuan. We recorded a receivable of $2.7 million from the shareholders of Haoyuan as a reduction of purchase price for the settlement of certain contingencies. This receivable was collected in fiscal year 2013. As of the closing date, we potentially had to pay the shareholders additional contingent consideration of up to $30.0 million, which at closing had an estimated fair value of $1.9 million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We reported the operations for this acquisition within the results of our Human Health segment from the acquisition date.

We do not consider the acquisitions completed during fiscal years 2014, 2013, and 2012, to be material to our consolidated results of operations; therefore, we are not presenting pro forma financial information of operations. We have also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 28, 2014 the allocation of purchase prices for acquisitions completed in fiscal years 2013 and 2012 were final. The preliminary allocation of the purchase prices for acquisitions completed in fiscal year 2014 were based upon initial valuations. Our estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete our valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. Adjustments to the preliminary allocations of the purchase prices during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocations of the purchase prices made during the measurement period would be as if the adjustments had been completed on the acquisition dates. The effects of any such adjustments, if material, may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement periods are included in current period earnings.

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

We may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.4 million as of December 28, 2014. As of December 28, 2014, we had recorded contingent consideration obligations relating to our acquisition of Tetra Teknolojik Sistemler Limited Sirketi with an estimated fair value of $0.1 million. The earnout period for each of these acquisitions does not exceed three years from the respective acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional consideration which would be expensed.

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

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.3 million and $13.5 million as of December 28, 2014 and December 29, 2013, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts are recorded in accrued expenses and other current liabilities. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. During fiscal year 2013, we accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities, of which $4.6 million was recorded in the fourth quarter of fiscal year 2013. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Various tax years after 2007 remain open to examination by certain tax jurisdictions in which we have significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 28, 2014 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
In January 2015, we approved and announced a new alignment of our businesses effective for fiscal year 2015 that is designed to enable us to both deliver complete solutions targeted towards certain end markets and to develop value-added applications and solutions to foster further expansion of those markets. As part of this realignment, our OneSource multivendor service offering business that serves the life sciences end market will be moved from our Environmental Health segment into our Human Health segment. Beginning in fiscal year 2015, we will report financial results under our Human Health and Environmental Health segments using this new alignment.

Human Health
2014 Compared to 2013. Revenue for fiscal year 2014 was $1,243.4 million, as compared to $1,201.1 million for fiscal year 2013, an increase of $42.3 million, or 4%, which includes an approximate 0.4% increase in revenue attributable to acquisitions and an approximate 1% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2014, as compared to fiscal year 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was a result of an increase in diagnostics market revenue of $39.8 million and an increase in research market revenue of $2.5 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.9 million of revenue in our Human Health segment for fiscal year 2014 and $7.3 million of revenue in our Human Health segment for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment during fiscal year 2014 was primarily due to growth in our diagnostics business as birth rates increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in emerging markets such as China and Brazil, as well as from increased demand for our medical imaging business' new wireless cassette detector used in diagnostic imaging and veterinary applications. In the research market we experienced growth related to our informatics, radiometric detection, and high-content screening offerings, as well as our microfluidics technology licensing program. This growth in the research market was offset by declines in some products in our research market due to weakness in the global academic end market, specifically in Europe, as well as the expiration of certain patents in our licensing portfolio.

Operating income from continuing operations for fiscal year 2014 was $220.2 million, as compared to $156.5 million for fiscal year 2013, an increase of $63.7 million, or 41%. Amortization of intangible assets decreased and was $72.6 million for fiscal year 2014 as compared to $79.1 million for fiscal year 2013. Restructuring and contract termination charges decreased and were $6.9 million for fiscal year 2014 as compared to $22.1 million for fiscal year 2013. Impairment of assets was a charge of $0.2 million for fiscal year 2013 as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value. Acquisition related costs for integration, contingent consideration and other costs decreased expenses by $1.7 million for fiscal year 2014, as compared to adding an incremental expense of $1.4 million for fiscal year 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.2 million for fiscal year 2013. In addition to the factors noted above, increased sales volume in the diagnostics and research markets and cost containment and productivity initiatives increased operating income for fiscal year 2014.

2013 Compared to 2012. Revenue for fiscal year 2013 was $1,201.1 million, as compared to $1,164.6 million for fiscal year 2012, an increase of $36.5 million, or 3%, which includes an approximate 2% increase in revenue attributable to acquisitions and an approximate 0.3% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2013, as compared to fiscal year 2012, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was a result of an increase in diagnostics market revenue of $22.8 million and an increase in research market revenue of $13.7 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $7.3 million of revenue in our Human Health segment for fiscal year 2013 and $26.2 million of revenue in our Human Health segment for fiscal year 2012 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment revenue during fiscal year 2013 was due to growth in the diagnostics market as birth rates in the United States increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, the Middle East and Africa, and Korea, as well as increased demand for our informatics offerings and in-vivo imaging systems in the research market. This growth was partially offset by slight declines in our medical imaging business despite continued growth in our complementary metal-oxide-semiconductor imaging technology, as well as declines in our radiometric detection businesses within the research market, as a result of sequestration concerns in the United States, European austerity and weakening research markets in Asia, particularly in Japan.

Operating income from continuing operations for fiscal year 2013 was $156.5 million, as compared to $63.8 million for fiscal year 2012, an increase of $92.7 million, or 145%. Amortization of intangible assets decreased and was $79.1 million for fiscal year 2013 as compared to $79.7 million for fiscal year 2012. Restructuring and contract termination charges increased and were $22.1 million for fiscal year 2013 as compared to $17.5 million for fiscal year 2012. Impairment of assets was a charge of $0.2 million for fiscal year 2013 as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value, as compared to $73.4 million for fiscal year 2012 as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $1.4 million for fiscal year 2013, as compared to an incremental expense of $0.1 million for fiscal year 2012. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.2 million for fiscal year 2013, as compared to $5.2 million for fiscal year 2012. In addition to the factors noted above, increased sales volume in the diagnostics and research markets, favorable changes in product mix, and cost containment initiatives, increased operating income for fiscal year 2013, which was partially offset by higher costs related to growth and productivity investments.

Environmental Health
2014 Compared to 2013. Revenue for fiscal year 2014 was $993.8 million, as compared to $956.5 million for fiscal year 2013, an increase of $37.3 million, or 4%, which includes an approximate 1% decrease in revenue attributable to changes in foreign exchange rates and an approximate 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2014, as compared to fiscal year 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was a result of an increase in revenue of $33.8 million from the laboratory services market and an increase in revenue of $3.5 million from the environmental and industrial markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.01 million of revenue for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Environmental Health segment revenue during fiscal year 2014 was primarily due to continued growth in our laboratory services business, which included the addition of new customers to our OneSource multivendor service offering. These increases were partially offset by decreased demand across some of our products in the environmental and industrial markets, primarily in the Asian industrial end markets.

Operating income from continuing operations for fiscal year 2014 was $109.1 million, as compared to $97.1 million for fiscal year 2013, an increase of $12.1 million, or 12%. Amortization of intangible assets increased and was $10.8 million for fiscal year 2014 as compared to $10.1 million for fiscal year 2013. Restructuring and contract termination charges decreased and were $6.5 million for fiscal year 2014 as compared to $11.8 million for fiscal year 2013. Acquisition related costs for contingent consideration and other costs added an incremental expense of $2.1 million in fiscal year 2014, as compared to an incremental expense of $0.2 million for fiscal year 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $2.4 million for fiscal year 2014. In addition to the factors noted above, savings related to cost containment initiatives increased operating income for fiscal year 2014, which was partially offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, and pricing pressure.

2013 Compared to 2012. Revenue for fiscal year 2013 was $956.5 million, as compared to $940.6 million for fiscal year 2012, an increase of $15.9 million or 2%, which includes an approximate 1% decrease in revenue attributable to changes in foreign exchange rates and an approximate 0.4% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2013, as compared to fiscal year 2012, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was a result of an increase in revenue of $23.2 million from the laboratory services market, partially offset by decreases in revenue of $7.3 million from the environmental and industrial markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.01 million of revenue for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Environmental Health segment revenue during fiscal year 2013 was due primarily to growth in our laboratory services business by the addition of new customers to our OneSource multivendor service offering, partially offset by decreased demand across some of our products in the environmental and industrial markets.

Operating income from continuing operations for fiscal year 2013 was $97.1 million, as compared to $111.8 million for fiscal year 2012, a decrease of $14.8 million, or 13%. Amortization of intangible assets decreased and was $10.1 million for fiscal year 2013 as compared to $10.4 million for fiscal year 2012. Restructuring and contract termination charges increased and were $11.8 million for fiscal year 2013 as compared to $7.6 million for fiscal year 2012. Impairment of assets decreased and was zero for fiscal year 2013 as compared to a charge of $0.7 million for fiscal year 2012 a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy. Acquisition related costs for contingent consideration and other costs added an incremental expense of $0.2 million for both fiscal years 2013 and 2012. In addition to the factors noted above, pricing pressure, unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, and increased costs related to growth investments decreased operating income for fiscal year 2013, which was partially offset by increased sales volume and cost containment and productivity initiatives

Liquidity and Capital Resources

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

Cash Flows
Fiscal Year 2014
Operating Activities. Net cash provided by continuing operations was $282.3 million for fiscal year 2014, as compared to net cash provided by continuing operations of $157.2 million for fiscal year 2013, an increase of $125.0 million. The cash provided by operating activities for fiscal year 2014 was principally a result of income from continuing operations of $161.2 million, and non-cash charges, including depreciation and amortization of $116.7 million, stock based compensation expense of $14.5 million, restructuring and contract termination charges, net, of $13.4 million and loss related to our postretirement benefit plans, including the mark-to-market adjustment, in the fourth quarter of fiscal year 2014, of $77.7 million. These amounts were partially offset by a net decrease of $67.6 million in accrued expenses, other assets and liabilities and other items, and a net increase in working capital of $33.5 million. The change in accrued expenses, other assets and liabilities and other items that decreased cash provided by operating activities by $67.6 million for fiscal year 2014, primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits. During fiscal year 2014, we made contributions of $11.2 million, in the aggregate, to plans outside of the United States. Contributing to the net increase in working capital for fiscal year 2014, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $24.6 million and an increase in accounts receivable of $17.0 million, which were partially offset by an increase in accounts payable of $8.1 million. The increase in inventory was primarily a result of realigning operations, research and development resources, and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. The increase in accounts receivable was a result of higher sales volume in the fourth quarter of fiscal year 2014. The increase in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2014.
Investing Activities. Net cash used in the investing activities of our continuing operations was $297.5 million for fiscal year 2014, as compared to net cash used in the investing activities of our continuing operations of $1.7 million for fiscal year 2013, an increase of $295.8 million. For fiscal year 2014, we used $271.5 million of net cash for acquisitions and investments, as compared to $15.7 million used in fiscal year 2013. Capital expenditures for fiscal year 2014 were $29.1 million, primarily for manufacturing equipment and other capital equipment purchases. These cash outflows were partially offset by proceeds from dispositions of property, plant and equipment of $2.5 million, and the settlement of life insurance policies of $0.5 million in fiscal year 2014.
Financing Activities. Net cash provided by the financing activities of our continuing operations was $30.9 million for fiscal year 2014, as compared to net cash used in the financing activities of our continuing operations of $154.2 million for fiscal year 2013, a change of $185.1 million. For fiscal year 2014, we repurchased 1.4 million shares of our common stock, including 98,269 shares of our common stock pursuant to our equity incentive plans, for a total cost of $65.5 million, including commissions. This compares to repurchases of 3.6 million shares of our common stock, including 127,544 shares of our common stock pursuant to our equity incentive plans, for a total cost of $127.4 million, including commissions, for fiscal year 2013. This use of cash in fiscal year 2014 was partially offset by proceeds from the issuance of common stock under stock plans of $24.5 million. This compares to proceeds from the issuance of common stock under stock plans of $20.3 million in fiscal year 2013. During fiscal year 2014, borrowings from our senior unsecured revolving credit facility totaled $475.0 million, which was partially offset by debt reductions of $356.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $677.0 million, which was offset by debt reductions of $538.0 million and the prepayment of our 2015 Notes of $150.0 million in fiscal year 2013. We paid $31.6 million in dividends during both fiscal years 2014 and 2013. During fiscal year 2014, we made net payments of $12.7 million on other credit facilities primarily for debt that was acquired from our business acquisitions. This compares to $5.3 million of proceeds from our other credit facilities primarily related to capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations. During fiscal year 2014, we paid $1.8 million of debt financing costs for the refinancing of our debt held under a previous senior unsecured revolving credit facility and made $0.9 million in payments for acquisition-related contingent consideration. In fiscal year 2013, we paid a prepayment premium of $11.1 million for the redemption of our 2015 Notes and also received $1.4 million for settlement of forward foreign exchange contracts.

Fiscal Year 2013
Operating Activities. Net cash provided by continuing operations was $157.2 million for fiscal year 2013, as compared to net cash provided by continuing operations of $154.0 million for fiscal year 2012, an increase of $3.3 million. The cash provided by operating activities for fiscal year 2013 was principally a result of income from continuing operations of $174.3 million, and non-cash charges, including depreciation and amortization of $126.9 million, restructuring and contract termination charges, net, of $33.9 million, stock based compensation expense of $14.1 million and an asset impairment charge of $0.2 million. These amounts were partially offset by a net decrease of $144.5 million in accrued expenses, other assets and liabilities and other items, a net increase in working capital of $29.3 million and income related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2013, of $18.2 million. Contributing to the net increase in working capital for fiscal year 2013, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $14.1 million, an increase in inventory of $14.2 million, and a decrease in accounts payable of $1.1 million. The increase in accounts receivable was a result of higher sales volume late in the fourth quarter of fiscal year 2013. The increase in inventory was primarily a result of realigning operations, research and development resources and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2013. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $144.5 million for fiscal year 2013 and primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits. During fiscal year 2013, we paid $40.3 million for prepaid royalties and we made contributions of $37.0 million to our defined benefit pension plan in the United States. We also contributed $20.2 million, in the aggregate, to plans outside of the United States during fiscal year 2013, which includes an additional contribution of $10.0 million to our defined benefit pension plan in the United Kingdom.
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
Financing Activities. Net cash used in the financing activities of our continuing operations was $154.2 million for fiscal year 2013, as compared to net cash used in the financing activities of our continuing operations of $44.2 million for fiscal year 2012, a change of $110.0 million. For fiscal year 2013, we repurchased 3.6 million shares of our common stock, including 127,544 shares of our common stock pursuant to our equity incentive plans, for a total cost of $127.4 million, including commissions. This compares to repurchases of 82,186 shares of our common stock pursuant to our equity incentive plans, for a total cost of $2.1 million, including commissions, for fiscal year 2012. This use of cash in fiscal year 2013 was partially offset by proceeds from the issuance of common stock under stock plans of $20.3 million. This compares to the proceeds from the issuance of common stock under stock plans of $34.2 million, including $1.8 million for the related excess tax benefit, for fiscal year 2012. During fiscal year 2013, borrowings from our senior unsecured revolving credit facility totaled $677.0 million, which was offset by debt reductions of $538.0 million and the prepayment of our 2015 Notes of $150.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $395.0 million, which was offset by debt reductions of $435.9 million in fiscal year 2012. We paid $31.6 million and $31.9 million in dividends during fiscal years 2013 and 2012, respectively. In fiscal year 2013, we paid a prepayment premium of $11.1 million for the redemption of our 2015 Notes and also received $1.4 million for settlement of forward foreign exchange contracts. This compares to $4.1 million received for the settlement of forward foreign exchange contracts during fiscal year 2012. In fiscal year 2012, we paid $0.4 million for debt issuance costs and $12.5 million in contingent consideration recorded at the acquisition date fair value. We also recorded $5.9 million and $5.5 million of financing for fiscal year 2013 and fiscal year 2012, respectively, related to capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of December 28, 2014, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the new senior unsecured revolving credit facility. As of December 28, 2014, we had $171.8 million available for additional borrowing under the new facility. We use the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the new senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At December 28, 2014, borrowings under the new senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of December 28, 2014 was 108 basis points. The weighted average Eurocurrency interest rate as of December 28, 2014 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At December 28,

2014, we had $516.0 million of borrowings in U.S. dollars outstanding under the new senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in the credit agreement for our previous facility. The financial covenants in our new senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of December 28, 2014. During fiscal year 2014, we capitalized $1.8 million of debt financing costs for the refinancing of debt held under our previous senior unsecured revolving credit facility. These debt financing costs are being amortized into interest and other expense, net, on a straight-line basis, over the term of the new senior unsecured revolving credit facility.

Our previous senior unsecured revolving credit facility provided for $700.0 million of revolving loans and had an initial maturity of December 16, 2016. At December 29, 2013, we had $397.0 million of borrowings in U.S. dollars outstanding under the previous senior unsecured revolving credit facility. The credit agreement for the previous facility contained affirmative, negative and financial covenants and events of default customary for financings of this type and similar to those contained in our new credit facility.

5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. As of December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of December 28, 2014.

Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we are considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 28, 2014, we had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. At December 29, 2013, we had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2014 and 2013, resulting in an annual dividend rate of $0.28 per share. At December 28, 2014, we had accrued $7.9 million for dividends declared on October 23, 2014 for the fourth quarter of fiscal year 2014, payable in February 2015. On January 23, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2015 that will be payable in May 2015. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at December 28, 2014 for continuing and discontinued operations. Purchase commitments are minimal and have been excluded from this table:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2016(1)	5.0% Sr. Notes Maturing 2021(2)	Financing Lease Obligations(3)	Employee Benefit Payments(4)	Unrecognized Tax Benefits(5)	Total
	(In thousands)
2015	$54,793	$—	$25,000	$1,075	$29,656	$—	$110,524
2016	36,264	—	25,000	1,120	30,274	—	92,658
2017	28,078	—	25,000	1,169	30,573	—	84,820
2018	23,874	—	25,000	1,367	31,324	—	81,565
2019	20,691	516,000	25,000	1,532	32,124	—	595,347
2020 and thereafter	77,200	—	546,918	33,009	169,798	—	826,925
Total	$240,900	$516,000	$671,918	$39,272	$323,749	$—	$1,791,839
____________________________

(1)	The credit facility borrowings carry variable interest rates; the amount included in this table does not include interest obligations.

(2)	The 2021 Notes include interest obligations. As of December 28, 2014 the 2021 Notes had a carrying value of $497.7 million.

(3)	The financing lease obligations do not include interest obligations.

(4)	Employee benefit payments only include obligations through fiscal year 2024.

(5)
We do not expect to cash settle any uncertain tax positions during fiscal year 2015. We have excluded $14.0 million, including accrued interest, net of tax benefits, and penalties, from the amount related to our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

Capital Expenditures
During fiscal year 2015, we expect to invest an amount for capital expenditures similar to that in fiscal year 2014, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At December 28, 2014, we had cash and cash equivalents of $174.8 million, of which $170.3 million was held by our non-U.S. subsidiaries, and we had $171.8 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at December 28, 2014.

We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $170.3 million of cash and cash equivalents held by our non-U.S. subsidiaries at December 28, 2014, we would incur U.S. taxes on approximately $157.1 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 24, 2012, our Board authorized us to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on October 24, 2014. On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2014, we repurchased 1.4 million shares of common stock in the open market at an aggregate cost of $61.3 million, including commissions, under these repurchase programs. As of December 28, 2014, approximately 7.4 million shares authorized by our Board under the New Repurchase Program remained available for repurchase.

Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During fiscal year 2014, we repurchased 98,269 shares of common stock for this purpose at an aggregate cost of $4.3 million.

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

Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We expect to contribute $20.0 million, in the aggregate, during the first quarter of fiscal year 2015, for the 2014 plan year to one of our plans within the United States. With respect to plans outside of the United States, we expect to contribute $10.2 million in the aggregate during fiscal year 2015. We could potentially have to make additional funding payments in future periods for all pension plans. During fiscal year 2014, we contributed $11.2 million, in the aggregate, to plans outside of the United States. During fiscal year 2013, we made contributions of $37.0 million for the 2012 plan year to our defined benefit pension plan in the United States. During fiscal year 2013, we contributed $20.2 million, in the aggregate, to plans outside of the United States, which includes an additional contribution of $10.0 million to our defined benefit pension plan in the United Kingdom. We expect to use existing cash and external sources to satisfy future contributions to our pension plans. In the third quarter of fiscal year 2014, we notified employees of our intention to terminate their employment as part of the Q3 2014 restructuring plan. The removal of these participants may decrease the expected future service lives in excess of the curtailment limit for one of our pension plans, which would result in a curtailment gain. If the curtailment occurs, the curtailment will be measured and recorded when the notified employees are separated from us. As part of a curtailment, we are required to remeasure the pension plan's assets and liabilities based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which may result in an additional gain or (loss) in addition to the curtailment gain. Employee separation is expected to be completed during the first half of fiscal year 2015.

Effects of Recently Issued and Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our consolidated financial position, results of operations and cash flows or do not apply to our operations.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results will be presented as discontinued operations. The standard also requires new disclosures related to individually significant disposals that do not meet the definition of a discontinued operation. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2014. We will utilize this new guidance when reporting new discontinued operations or disclosing new disposals in our future filings.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity uses a five-step process to recognize revenue, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2016. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

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

In limited circumstances, we have arrangements that include multiple elements that are delivered at different points of time, such as revenue from products and services with a remaining service or storage component, including cord blood processing and storage. For these arrangements, the revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon vendor-specific objective evidence ("VSOE") if such evidence is available, third-party evidence ("TPE") if VSOE is not available, and management's best estimate of selling price ("BESP") if neither VSOE nor TPE are available. TPE is the price of our or any competitor's largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

Revenue from software licenses and services was 5% of our total revenue for fiscal year 2014, 5% of our total revenue for fiscal year 2013, and 3% of our total revenue for fiscal year 2012. We sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that was separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Through fiscal year 2014, we conducted annual goodwill impairment assessments for our reporting units. We completed the annual goodwill impairment test using measurement dates of January 1, 2014 and January 1, 2013, and concluded based on the first step of the process that there was no goodwill impairment. At January 1, 2014, the fair value exceeded the carrying value by more than 90.0% for each reporting unit, with the exception of the life sciences and technology reporting unit where the fair value exceeded the carrying value by approximately 11.0%. The carrying value of the goodwill for the life sciences and technology reporting unit was $796.3 million, at the annual impairment date for fiscal year 2014. During the second quarter of fiscal year 2014, we realigned our organization which resulted in a change in the composition of our reporting units within the Human Health segment. Our informatics business was moved from the life sciences and technology reporting unit to its own reporting unit, and we reallocated $220.3 million of goodwill to the informatics reporting unit based on the relative fair value of each of these businesses. We concluded based on the first step of the process that there was no goodwill impairment for either the life sciences and technology reporting unit or the informatics reporting unit as the fair value exceeded the carrying value for each of these reporting units as of the date of the realignment. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. In fiscal year 2012, as part of integrating our recent acquisitions, we decided that prospectively we would primarily focus on the PerkinElmer trade name. Accordingly, we undertook a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy, which resulted in pre-tax impairment charges of $74.2 million in fiscal year 2012. We concluded that the impairment for trade names was not a triggering event for goodwill because the impairment occurred as a result of our decision to phase out certain trade names. We do not believe that our future cash flows will be significantly impacted by these changes. During fiscal year 2013, we recorded a charge of $0.2 million for the impairment of certain long-lived assets within our Human Health segment, as the carrying amounts of the long-lived assets were not recoverable and exceeded their fair value. These non-cash impairments of long-lived assets, including intangible assets, have been recorded as a separate component of operating expenses.

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

We recognized a loss of $77.7 million in fiscal year 2014, income of $18.2 million in fiscal year 2013 and a loss of $35.3 million in fiscal year 2012 for our retirement and postretirement benefit plans, which includes the charge for the mark-to-market adjustment for the postretirement benefit plans, which was recorded in the fourth quarter of each fiscal year. The gain or expense related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $75.9 million in fiscal year 2014, pre-tax income of $17.6 million in fiscal year 2013 and a pre-tax loss of $31.8 million in fiscal year 2012. We expect income of approximately $0.2 million in fiscal year 2015 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment or the potential additional curtailment gain. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2015. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2015. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2015. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year.

As of December 28, 2014, we estimate the expected long-term rate of return on assets in our pension and other postretirement benefit plans in the United States to be 7.25% and to be 4.60% for all plans outside the United States. In addition, as of December 28, 2014 we estimate the discount rate for our pension and other postretirement benefit plans in the United States to be 4.07% and to be 2.75% for all plans outside the United States. For our plans in the United States, as of December 28, 2014 we adopted the new mortality base table, RP-2014, with projection scale, MP-2014, that was published by the Society of Actuaries in 2014. The adoption of the new mortality base table resulted in a $32.1 million increase to the projected benefit obligation at December 28, 2014. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.

If any of our assumptions were to change as of December 28, 2014, our pension plan expenses would also change.

		Increase (Decrease) at December 29, 2013
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(10,955)	(9,511)
	-0.25	11,596	9,995
Rate of return on pension plan assets	+1.00	(1,568)	(2,563)
	-1.00	1,568	2,563
Postretirement benefit plans discount rate	+0.25	N/A	(109)
	-0.25	N/A	114
Rate of return on postretirement benefit plan assets	+1.00	N/A	(147)
	-1.00	N/A	147

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

Restructuring activities. Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our pre-tax restructuring charges are estimates based on our preliminary assessments of (i) severance benefits to be granted to employees, based on known benefit formulas and contractual agreements, (ii) costs to abandon certain facilities based on known lease costs of sub-rental income and (iii) impairment of assets as discussed above under “Value of long-lived assets, including goodwill and other intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our consolidated financial statements on our consolidated statements of operations line entitled “restructuring and contract termination charges, net.”

Dispositions. When we record the disposition of an asset or discontinuance of an operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended December 28, 2014, we recorded $0.3 million in pre-tax losses from the disposition of discontinued operations. Any such changes decrease or increase current earnings.

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

Taxes have not been provided on unremitted earnings of international subsidiaries that we consider indefinitely reinvested because we plan to keep these amounts indefinitely reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. Our indefinite reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of December 28, 2014, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $675.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 28, 2014.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as fair value hedges, with U.S. dollar equivalent notional amounts totaling $95.0 million at December 28, 2014, $138.4 million at December 29, 2013 and $64.3 million at December 30, 2012, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during fiscal years 2014, 2013, and 2012.

During fiscal year 2014, we entered into five forward foreign exchange contracts with settlement dates in fiscal year 2015 and combined Euro denominated notional amounts of €238.2 million, designated as cash flow hedges, that were intended to hedge movements in foreign exchange rates prior to settlement of certain intercompany loan agreements. The fair value of these currency derivative contracts at December 28, 2014 was not material. The unrealized gain, which was recorded in other comprehensive income, will be recognized in interest and other expense, net, in the period in which the underlying hedged transaction occurs and impacts earnings. Such amounts were not material for fiscal year 2014. During December 2012, we entered into forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of €50.0 million, designated as cash flow hedges. During fiscal year 2013, we settled these Euro denominated forward foreign exchange contracts. The derivative gains were recognized in the period in which the underlying hedged exposures occurred and impacted earnings, and were recorded in interest and other expense, net. Such amounts were not material for fiscal year 2013.

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. During each of fiscal years 2013 and 2012, we amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, we redeemed all of our 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

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

Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, sales and net income will in general be positively but not proportionately impacted. Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, sales and net income will in general be negatively but not proportionately impacted.

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 28, 2014, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.5 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2014, the Value-At-Risk ranged between $0.2 million and $0.9 million, with an average of approximately $0.5 million.

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

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. During each of fiscal years 2013 and 2012, we amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, we redeemed all of our 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

Interest Rate Risk—Sensitivity. As of December 28, 2014, our debt portfolio consisted of $516.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $174.8 million at December 28, 2014. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $516.0 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 13 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.7 million for fiscal year 2015.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 13 basis points, in current interest rates would cause our cash outflows to increase by $0.7 million for fiscal year 2015.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands, except per share data)
Revenue
Product revenue	$1,540,075	$1,498,070	$1,474,674
Service revenue	697,144	659,516	630,514
Total revenue	2,237,219	2,157,586	2,105,188
Cost of product revenue	805,345	783,584	762,989
Cost of service revenue	427,266	397,860	380,670
Selling, general and administrative expenses	659,335	581,898	627,370
Research and development expenses	121,141	132,400	131,835
Restructuring and contract termination charges, net	13,390	33,892	25,051
Asset Impairment	—	158	74,153
Operating income from continuing operations	210,742	227,794	103,120
Interest and other expense, net	41,139	64,110	47,956
Income from continuing operations before income taxes	169,603	163,684	55,164
Provision for (benefit from) income taxes	8,437	(10,583)	(16,125)
Income from continuing operations	161,166	174,267	71,289
Loss from discontinued operations before income taxes	(4,959)	(10,352)	(4,577)
(Loss) gain on disposition of discontinued operations before income taxes	(260)	(1,810)	2,405
Benefit from income taxes on disposition of discontinued operations	(1,831)	(5,107)	(823)
Loss from discontinued operations and dispositions	(3,388)	(7,055)	(1,349)
Net income	$157,778	$167,212	$69,940
Basic earnings per share:
Income from continuing operations	$1.43	$1.55	$0.63
Loss from discontinued operations and dispositions	(0.03)	(0.06)	(0.01)
Net income	$1.40	$1.49	$0.61
Diluted earnings per share:
Income from continuing operations	$1.42	$1.54	$0.62
Loss from discontinued operations and dispositions	(0.03)	(0.06)	(0.01)
Net income	$1.39	$1.47	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Net income	$157,778	$167,212	$69,940
Other comprehensive (loss) income
Foreign currency translation adjustments	(52,951)	8,756	11,363
Unrecognized prior service costs, net of tax	146	(658)	(82)
Reclassification adjustments for losses on derivatives included in net income, net of tax	—	2,892	1,196
Unrealized gains on securities, net of tax	14	8	30
Other comprehensive (loss) income	(52,791)	10,998	12,507
Comprehensive income	$104,987	$178,210	$82,447

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	December 28, 2014	December 29, 2013
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$174,821	$173,242
Accounts receivable, net	470,563	466,749
Inventories	285,457	260,858
Other current assets	137,710	140,342
Current assets of discontinued operations	—	3,647
Total current assets	1,068,551	1,044,838
Property, plant and equipment, net	176,194	183,188
Marketable securities and investments	1,568	1,319
Intangible assets, net	490,265	460,430
Goodwill	2,284,077	2,143,120
Other assets, net	113,420	111,633
Long-term assets of discontinued operations	—	2,184
Total assets	$4,134,075	$3,946,712
Current liabilities:
Current portion of long-term debt	$1,075	$2,624
Accounts payable	173,953	166,881
Accrued restructuring and contract termination charges	17,124	26,374
Accrued expenses and other current liabilities	403,021	403,678
Current liabilities of discontinued operations	2,137	3,239
Total current liabilities	597,310	602,796
Long-term debt	1,051,892	932,104
Long-term liabilities	442,771	417,325
Total liabilities	2,091,973	1,952,225
Commitments and contingencies (see Notes 13 and 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,481,000 and 112,626,000 shares at December 28, 2014 and December 29, 2013, respectively	112,481	112,626
Capital in excess of par value	94,276	119,906
Retained earnings	1,810,545	1,684,364
Accumulated other comprehensive income	24,800	77,591
Total stockholders’ equity	2,042,102	1,994,487
Total liabilities and stockholders’ equity	$4,134,075	$3,946,712

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended December 28, 2014

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(In thousands)
Balance, January 1, 2012	$113,157	$164,290	$1,510,683	$54,086	$1,842,216
Net income	—	—	69,940	—	69,940
Other comprehensive income	—	—	—	12,507	12,507
Dividends	—	—	(32,050)	—	(32,050)
Exercise of employee stock options and related income tax benefits	1,611	32,395	—	—	34,006
Issuance of common stock for employee benefit plans	54	1,269	—	—	1,323
Purchases of common stock	(82)	(2,022)	—	—	(2,104)
Issuance of common stock for long-term incentive program	296	8,659	—	—	8,955
Stock compensation	—	5,019	—	—	5,019
Balance, December 30, 2012	$115,036	$209,610	$1,548,573	$66,593	$1,939,812
Net income	—	—	167,212	—	167,212
Other comprehensive income	—	—	—	10,998	10,998
Dividends	—	—	(31,421)	—	(31,421)
Exercise of employee stock options and related income tax benefits	947	18,895	—	—	19,842
Issuance of common stock for employee benefit plans	90	2,642	—	—	2,732
Purchases of common stock	(3,728)	(123,670)	—	—	(127,398)
Issuance of common stock for long-term incentive program	281	7,976	—	—	8,257
Stock compensation	—	4,453	—	—	4,453
Balance, December 29, 2013	$112,626	$119,906	$1,684,364	$77,591	$1,994,487
Net income	—	—	157,778	—	157,778
Other comprehensive income	—	—	—	(52,791)	(52,791)
Dividends	—	—	(31,597)	—	(31,597)
Exercise of employee stock options and related income tax benefits	1,024	23,431	—	—	24,455
Issuance of common stock for employee benefit plans	61	2,478	—	—	2,539
Purchases of common stock	(1,448)	(64,081)	—	—	(65,529)
Issuance of common stock for long-term incentive program	218	7,662	—	—	7,880
Stock compensation	—	4,880	—	—	4,880
Balance, December 28, 2014	$112,481	$94,276	$1,810,545	$24,800	$2,042,102

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Operating activities:
Net income	$157,778	$167,212	$69,940
Less: loss from discontinued operations and dispositions, net of income taxes	3,388	7,055	1,349
Income from continuing operations	161,166	174,267	71,289
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	13,390	33,892	25,051
Depreciation and amortization	116,736	126,879	125,126
Stock-based compensation	14,464	14,053	20,625
Pension and other postretirement expense (income)	77,669	(18,176)	35,336
Deferred taxes	(33,351)	(29,907)	(65,551)
Contingencies and non-cash tax matters	(7,605)	(34,455)	1,382
Amortization of deferred debt issuance costs, interest rate hedges and accretion of discounts	1,434	6,502	3,517
Losses (gains) on dispositions, net	108	(1,566)	—
Amortization of acquired inventory revaluation	2,425	203	5,214
Asset Impairment	—	158	74,153
Changes in assets and liabilities which (used) provided cash, excluding effects from companies acquired and divested:
Accounts receivable, net	(16,989)	(14,071)	(44,878)
Inventories	(24,642)	(14,171)	(7,860)
Accounts payable	8,103	(1,083)	(8,083)
Excess tax benefit from exercise of common stock options	—	—	1,767
Accrued expenses and other	(30,640)	(85,277)	(83,102)
Net cash provided by operating activities of continuing operations	282,268	157,248	153,986
Net cash (used in) provided by operating activities of discontinued operations	(671)	1,343	(1,816)
Net cash provided by operating activities	281,597	158,591	152,170
Investing activities:
Capital expenditures	(29,072)	(38,981)	(42,401)
Proceeds from dispositions of property, plant and equipment, net	2,531	52,202	—
Changes in restricted cash balances	—	—	487
Proceeds from surrender of life insurance policies	490	783	—
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(271,477)	(15,699)	(40,858)
Net cash used in investing activities of continuing operations	(297,528)	(1,695)	(82,772)
Net cash provided by investing activities of discontinued operations	1,631	484	2,463
Net cash used in investing activities	(295,897)	(1,211)	(80,309)
Financing activities:
Payments on revolving credit facility	(356,000)	(538,000)	(435,850)
Proceeds from revolving credit facility	475,000	677,000	395,000
Prepayment of long-term debt	—	(150,000)	—
Premium on prepayment of long-term debt	—	(11,119)	—
Payments of debt financing costs	(1,845)	—	(416)
Net (payments on) proceeds from other credit facilities	(12,675)	5,281	5,274
Settlement of cash flow hedges	—	1,363	4,050
Payments for acquisition-related contingent consideration	(855)	—	(12,459)
Excess tax benefit from exercise of common stock	—	—	1,767
Proceeds from issuance of common stock under stock plans	24,455	20,313	32,478
Purchases of common stock	(65,529)	(127,398)	(2,104)
Dividends paid	(31,620)	(31,600)	(31,903)
Net cash provided by (used in) financing activities	30,931	(154,160)	(44,163)
Effect of exchange rate changes on cash and cash equivalents	(15,052)	(1,422)	1,404
Net increase in cash and cash equivalents	1,579	1,798	29,102
Cash and cash equivalents at beginning of year	173,242	171,444	142,342
Cash and cash equivalents at end of year	$174,821	$173,242	$171,444
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$30,320	$39,904	$40,447
Income taxes	$40,638	$36,675	$53,281

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

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

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. Each of the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 included 52 weeks. The fiscal year ending January 3, 2016 will include 53 weeks. The extra week in fiscal year 2015 will be included in the third quarter.

The Company has evaluated subsequent events from December 28, 2014 through the date of the issuance of these consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

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

In limited circumstances, the Company has arrangements that include multiple elements that are delivered at different points of time, such as revenue from products and services with a remaining service or storage component, including cord blood processing and storage. For these arrangements, the revenue is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon vendor-specific objective evidence ("VSOE") if such evidence is available, third-party evidence ("TPE") if VSOE is not available, and management's best estimate of selling price ("BESP") if neither VSOE nor TPE are available. TPE is the price of the Company's or any competitor's largely interchangeable products or services in stand-alone sales to similarly-situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

Revenue from software licenses and services was 5% of the Company's total revenue for fiscal year 2014, 5% of the Company's total revenue for fiscal year 2013, and 3% of the Company's total revenue for fiscal year 2012. The Company sells its software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, the Company determines VSOE of fair value to be the price charged when the undelivered element is sold separately. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determines VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. The Company determines VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

The Company recognizes revenue from the grant of certain intellectual property rights for patented technologies it owns. These rights typically include a combination of the following: the grant of a non-exclusive, retroactive and future license to patented technologies, a covenant-not-to-sue, the release of the licensee from certain claims, and the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined timeframe. For these arrangements, the revenue is allocated to each of the deliverables based upon their relative selling prices as determined by the selling-price hierarchy. In the case where the agreement includes the dismissal of any pending litigation, the Company allocates between revenue and litigation settlement using the residual method. The Company recognizes revenue when the earnings process is complete and upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Service revenues represent the Company’s service offerings including service contracts, field service including related time and materials, diagnostic testing, cord blood processing and storage, and training. Service revenues are recognized as the service is performed. Revenues for service contracts and storage contracts are recognized over the contract period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset-retirement costs in accordance with authoritative guidance on asset retirement obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. The amounts recorded in the consolidated financial statements are not material to any year presented.

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

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions considered permanent in nature, are reported in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in other expense, net, and were not material for fiscal years 2014, 2013, and 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Charges:    In recent fiscal years, the Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of its operations with its growth strategy, the integration of its business units and productivity initiatives. In connection with these initiatives, the Company has recorded restructuring charges, as more fully described in Note 4, below. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Prior to recording restructuring charges for employee separation agreements, the Company notifies all employees of termination. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period. Costs related to lease terminations are recorded at the fair value of the liability based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property, at the date the Company ceases use.

Comprehensive Income:    In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring the presentation of reclassifications out of accumulated other comprehensive income on the face of the financial statements or as a separate disclosure in the notes to the financial statements. The reclassifications out of accumulated other comprehensive income and into net income were not material for the fiscal years ending December 28, 2014, December 29, 2013 and December 30, 2012. See Note 19 for additional details.

Comprehensive income is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income is reflected in the consolidated statements of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging:    Derivatives are recorded on the consolidated balance sheets at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative instrument and whether it qualifies for hedge accounting.

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive income, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Settled cash flow hedges related to forecasted transactions that remain probable are recorded as a component of other comprehensive income and are subsequently amortized into net earnings when the hedged exposure affects net earnings. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. As of December 28, 2014, the Company had five outstanding cash flow hedges with a Euro denominated notional amount of €238.2 million. As of December 29, 2013, the Company had no outstanding cash flow hedges. As of December 30, 2012, the Company had two outstanding cash flow hedges with Euro denominated notional amounts of €50.0 million. The Company also has entered into other foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into net earnings on the consolidated financial statements.

Recently Issued Accounting Pronouncements:    From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by the Company as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows or do not apply to the Company’s operations.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results will be presented as discontinued operations. The standard also requires new disclosures related to individually significant disposals that do not meet the definition of a discontinued operation. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2014. The Company will utilize this new guidance when reporting new discontinued operations or disclosing new disposals in its future filings.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2016. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial position, results of operations and cash flows.

Note 2:	Business Combinations

Acquisitions in fiscal year 2014
Acquisition of Perten Instruments Group AB. In December 2014, the Company acquired all of the outstanding stock of Perten Instruments Group AB ("Perten"). Perten is a provider of analytical instruments and services for quality control of food, grain, flour and feed. The Company expects this acquisition to enhance its industrial, environmental and safety business by expanding the Company's product offerings to the academic and industrial end markets. The Company paid the shareholders of Perten $269.9 million in cash for the stock of Perten. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, customer relationships and trade names, acquired as part of this acquisition had weighted average amortization periods of approximately 5 to 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other acquisitions in fiscal year 2014. In addition to the Perten acquisition, the Company completed the acquisition of two businesses in fiscal year 2014 for total consideration of $18.0 million in cash and $4.3 million of assumed debt. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Human Health and Environmental Health segments from the acquisition dates.

The total purchase price for the acquisitions in fiscal year 2014 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Perten	Other
	(Preliminary)
	(In thousands)
Fair value of business combination:
Cash payments	$269,937	$17,898
Working capital and other adjustments	—	151
Less: cash acquired	(16,732)	(124)
Total	$253,205	$17,925
Identifiable assets acquired and liabilities assumed:
Current assets	$32,805	$1,965
Property, plant and equipment	1,485	125
Other assets	—	364
Identifiable intangible assets:
Core technology	16,000	1,705
Trade names	7,000	—
Customer relationships	87,000	6,800
IPR&D	—	1,266
Goodwill	164,164	15,981
Deferred taxes	(31,454)	(3,072)
Deferred revenue	—	(589)
Liabilities assumed	(16,195)	(2,333)
Debt assumed	(7,600)	(4,287)
Total	$253,205	$17,925

Acquisitions in fiscal year 2013
During fiscal year 2013, the Company completed the acquisition of four businesses for total consideration of $11.4 million, in cash. As of the closing dates, the Company potentially had to pay additional contingent consideration for the four acquired businesses of up to $2.2 million, which at closing had an estimated fair value of $1.1 million. During fiscal year 2014, the Company paid $0.4 million in additional deferred consideration for one of these acquisitions. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Human Health and Environmental Health segments from the acquisition dates.

Acquisition in fiscal year 2012
Acquisition of Shanghai Haoyuan Biotech Co., Ltd. In November 2012, the Company acquired all outstanding stock of Shanghai Haoyuan Biotech Co., Ltd. ("Haoyuan"). Haoyuan is a provider of nucleic acid-based blood screening solutions for the blood banking and clinical diagnostics markets. The Company expects this acquisition to extend the Company's capabilities into nucleic acid blood screening, as well as deepen its position in the growing molecular clinical diagnostics market in China. The Company paid the shareholders of Haoyuan $38.0 million in cash for the stock of Haoyuan. The Company recorded a receivable of $2.7 million from the shareholders of Haoyuan as a reduction of purchase price for the settlement of certain contingencies. This receivable was collected in fiscal year 2013. As of the closing date, the Company potentially had to pay the shareholders additional contingent consideration of up to $30.0 million, which at closing had an estimated fair value of $1.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for this acquisition within the results of the Company’s Human Health segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology and trade names, acquired as part of this acquisition had weighted average amortization periods of 8 years.

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

The Company does not consider the acquisitions completed during fiscal years 2014, 2013, and 2012 to be material to its consolidated results of operations; therefore, the Company is not presenting pro forma financial information of operations. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 28, 2014 the allocation of purchase prices for acquisitions completed in fiscal years 2013 and 2012 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2014 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. Adjustments to the preliminary allocation of the purchase prices during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocation of the purchase prices made during the measurement periods would be as if the adjustments had been completed on the acquisition dates. The effects of any such adjustments, if material, may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement periods are included in current period earnings.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.4 million as of December 28, 2014. As of December 28, 2014, the Company has recorded contingent consideration obligations relating to its acquisition of Tetra Teknolojik Sistemler Limited Sirketi with an estimated fair value of $0.1 million. The earnout period for each of these acquisitions does not exceed three years from the respective acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets, or the recognition of additional consideration which would be expensed.

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

Total transaction costs related to acquisition activities for fiscal years 2014, 2013, and 2012 were $3.1 million, $0.1 million and $1.2 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Note 3:	Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 28, 2014 and December 29, 2013.

The Company recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations during the three fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Loss on disposition of microarray-based diagnostic testing laboratory	$(90)	$—	$—
(Loss) gain on disposition of Photoflash business	(14)	493	2,459
Loss on disposition of Technical Services business	(156)	(2,100)	—
Loss on disposition of other discontinued operations	—	(203)	(54)
Net (loss) gain on disposition of discontinued operations before income taxes	$(260)	$(1,810)	$2,405
In May 2014, the Company’s management approved the shutdown of its microarray-based diagnostic testing laboratory in the United States, which had been reported within the Human Health segment. The Company determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.1 million net pre-tax loss primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2010, the Company sold its Photoflash business, which was included in the Company's Environmental Health segment. The Company recognized a pre-tax loss of $0.01 million in fiscal year 2014, a pre-tax gain of $0.5 million in fiscal year 2013 and a pre-tax gain of $2.5 million in fiscal year 2012 for contingent consideration related to this sale. These gains and losses were recognized as a (loss) gain on disposition of discontinued operations.

In August 1999, the Company sold the assets of its Technical Service business. During fiscal years 2014 and 2013, the Company recorded pre-tax losses of $0.2 million and $2.1 million, respectively, for a contingency related to this business. These losses were recognized as a (loss) gain on disposition of discontinued operations.

During fiscal years 2014, 2013, and 2012, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized net pre-tax losses during fiscal years 2013 and 2012. These losses were recognized as a (loss) gain on disposition of discontinued operations.

Summary pre-tax operating results of the discontinued operations for the periods prior to disposition, which included a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during fiscal year 2014, were as follows during the three fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Revenue	$348	$8,646	$10,017
Costs and expenses	5,307	18,998	14,594
Loss from discontinued operations before income taxes	$(4,959)	$(10,352)	$(4,577)

The Company recorded a tax benefit of $1.8 million on discontinued operations in fiscal year 2014, a tax benefit of $5.1 million on discontinued operations in fiscal year 2013 and a tax benefit of $0.8 million on discontinued operations in fiscal year 2012.

Note 4: Restructuring and Contract Termination Charges, Net

The Company's management has approved a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of its operations with the Company's growth strategy, the integration of its business units and productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.

The Company implemented a restructuring plan in the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2014 Plan"). The Company implemented restructuring plans in the second and first quarters of fiscal year 2014, the first quarter of fiscal year 2013, and the fourth quarter of fiscal year 2012 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2014 Plan", "Q1 2014 Plan", "Q1 2013 Plan" and "Q4 2012 Plan", respectively). The Company implemented restructuring plans in the fourth and third quarters of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of the Company's research and development resources into a newly opened Center for Innovation (the "Q4 2013 Plan" and "Q3 2013 Plan", respectively). The Company implemented restructuring plans in the second quarter of fiscal year 2013, and the third, second and first quarters of fiscal year 2012 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of the Company's operations into a newly established shared service center, as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the "Q2 2013 Plan", "Q3 2012 Plan", "Q2 2012 Plan" and "Q1 2012 Plan", respectively). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate the Company's businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company's growth strategy (the "Previous Plans"). The Company also has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the number of employees reduced, the initial restructuring and contract termination charges by operating segment, and the expected dates payments will be substantially completed for restructuring actions during fiscal years 2014, 2013, and 2012. The Company expects to make payments for the leases of the Previous Plans, of which the terms vary in length, through fiscal year 2022.

	Workforce Reductions			Closure of Excess Facility or Contract Termination Charges		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility or Contract Termination
	(In thousands, except headcount data)
Q3 2014 Plan	152	$6,863	$6,188	$—	$—	$13,051	Q3 FY2015	—
Q2 2014 Plan	22	460	275	—	—	735	Q2 FY2015	—
Q1 2014 Plan	17	370	197	—	—	567	Q4 FY2014	—
2014 Contract Termination Charges	N/A	N/A	N/A	—	1,545	1,545	N/A	Q4 FY2015

Q4 2013 Plan	73	902	3,006	7,271	—	11,179	Q4 FY2014	Q1 FY2019
Q3 2013 Plan	29	394	—	138	—	532	Q1 FY2014	Q4 FY2013
Q2 2013 Plan(1)	264	9,395	8,737	522	50	18,704	Q4 FY2014	Q3 FY2014
Q1 2013 Plan	62	2,340	245	—	—	2,585	Q3 FY2013	—
2013 Contract Termination Charges	N/A	N/A	N/A	—	696	696	N/A	Q4 FY2015

Q4 2012 Plan	54	523	2,413	—	—	2,936	Q1 FY2014	—
Q3 2012 Plan(2)	61	3,671	3,728	—	—	7,399	Q3 FY2014	—
Q2 2012 Plan(3)	203	3,976	242	—	—	4,218	Q3 FY2014	—
Q1 2012 Plan(4)	112	5,252	388	79	—	5,719	Q1 FY2013	Q2 FY2012
2012 Contract Termination Charges	N/A	N/A	N/A	$—	$1,470	$1,470	N/A	Q4 FY2015
____________________________

(1)
Subsequent to the initial charge, during fiscal year 2013, the Company recorded an additional $0.6 million pre-tax restructuring charge in the Human Health segment for the Q2 2013 Plan for services that were provided for one-time termination benefits in which the employee was required to render service beyond the legal notification period.

(2)	Local law required some severance for the Q3 2012 Plan to be paid in monthly installments through the fourth quarter of fiscal year 2014.

(3)
Subsequent to the initial charge, during fiscal years 2013 and 2012, the Company recorded an additional $2.1 million and $3.2 million , respectively, pre-tax restructuring charges in the Human Health segment for the Q2 2012 Plan for services that were provided for one-time termination benefits in which the employee was required to render service beyond the legal notification period.

(4)
Subsequent to the initial charge, during fiscal year 2012, the Company recorded an additional $0.7 million pre-tax restructuring charge primarily in the Environmental Health segment for the Q1 2012 Plan for services that were provided for one-time termination benefits in which the employee was required to render service beyond the legal notification period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 28, 2014, the Company had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and $6.7 million was recorded in long-term liabilities. At December 29, 2013, the Company had $35.5 million recorded for accrued restructuring and contract termination charges, of which $26.4 million was recorded in short-accrued restructuring and $9.1 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during fiscal years 2014, 2013, and 2012:

	Balance at January 1, 2012	2012 Charges and Changes in Estimates, Net	2012 Amounts Paid	Balance at December 30, 2012	2013 Charges and Changes in Estimates, Net	2013 Amounts Paid	Balance at December 29, 2013	2014 Charges and Changes in Estimates, Net	2014 Amounts Paid	Balance at December 28, 2014
	(In thousands)
Severance:
Q3 2014 Plan	$—	$—	$—	$—	$—	$—	$—	$13,051	$(2,992)	$10,059
Q2 2014 Plan	—	—	—	—	—	—	—	735	(484)	251
Q1 2014 Plan	—	—	—	—	—	—	—	567	(475)	92
Q4 2013 Plan(1)	—	—	—	—	3,908	(1,921)	1,987	(121)	(1,541)	325
Q3 2013 Plan	—	—	—	—	394	(257)	137	—	(137)	—
Q2 2013 Plan(2)	—	—	—	—	18,704	(5,954)	12,750	(796)	(10,373)	1,581
Q1 2013 Plan(3)	—	—	—	—	2,585	(2,377)	208	(208)	—	—

Facility:
Q4 2013 Plan(1)	—	—	—	—	7,271	(417)	6,854	1,055	(2,106)	5,803
Q3 2013 Plan	—	—	—	—	138	(138)	—	—	—	—
Q2 2013 Plan(2)	—	—	—	—	572	(572)	—	184	(184)	—

Previous Plans(4)	20,819	23,581	(17,249)	27,151	(376)	(13,476)	13,299	(2,622)	(5,262)	5,415
Restructuring	20,819	23,581	(17,249)	27,151	33,196	(25,112)	35,235	11,845	(23,554)	23,526
Contract Termination	2,067	1,470	(2,941)	596	696	(992)	300	1,545	(1,541)	304
Total Restructuring and Contract Termination	$22,886	$25,051	$(20,190)	$27,747	$33,892	$(26,104)	$35,535	$13,390	$(25,095)	$23,830
____________________________

(1)
During fiscal year 2014, the Company recorded a pre-tax restructuring reversal of $0.1 million in the Environmental Health segment related to lower than expected costs associated with the remaining severance payments for the Q4 2013 Plan and recorded an additional pre-tax restructuring charge of $1.1 million in the Human Health segment related to higher than expected costs associated with the closure of the excess facility for the Q4 2013 Plan.

(2)
During fiscal year 2014, the Company recorded pre-tax restructuring reversals of $0.3 million in the Human Health segment and $0.5 million in the Environmental Health segment related to lower than expected costs associated with the remaining severance payments for the Q2 2013 Plan. In addition during fiscal year 2014, the Company incurred an additional pre-tax restructuring charge of $0.1 million in each of the Human Health and Environmental Health segments related to higher than expected costs associated with the closure of the excess facility space for the Q2 2013 Plan.

(3)
During fiscal year 2014, the Company recorded a pre-tax restructuring reversal of $0.2 million in the Human Health segment related to lower than expected costs associated with the remaining severance payments for the Q1 2013 Plan.

(4)
During fiscal year 2014, the Company recognized pre-tax restructuring reversals of $1.6 million in the Human Health segment and $1.1 million in the Environmental Health segment related to lower than expected costs associated with workforce reductions for the previous restructuring plans. During fiscal year 2014, the Company recognized an additional pre-tax restructuring charge of $0.1 million in the Human Health segment related to higher than expected costs associated with the closure of the excess facility space for the previous restructuring plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other Expense, Net

Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Interest income	$(667)	$(650)	$(747)
Interest expense	36,270	49,924	45,787
Other expense, net	5,536	14,836	2,916
Total interest and other expense, net	$41,139	$64,110	$47,956

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Unrecognized tax benefits, beginning of year	$39,410	$58,110	$51,740
Gross increases—tax positions in prior periods	—	325	10,653
Gross decreases—tax positions in prior periods	(1,809)	(10,539)	(4,665)
Gross increases—current-period tax positions	239	2,222	3,343
Settlements	(1,400)	(3,643)	(2,822)
Lapse of statute of limitations	(4,129)	(6,495)	(595)
Foreign currency translation adjustments	31	(570)	456
Unrecognized tax benefits, end of year	$32,342	$39,410	$58,110

The Company classifies interest and penalties as a component of income tax expense. At December 28, 2014, the Company had accrued interest and penalties of $3.4 million and $0.2 million, respectively. During fiscal year 2014, the Company recognized a net benefit of $0.7 million for interest and a benefit of $0.2 million for penalties in its total tax provision primarily due to settlements and statutes that had lapsed. During fiscal year 2013, the Company recognized a benefit of $3.9 million for interest and a benefit of $3.7 million for penalties in its total tax provision primarily due to settlements and statutes that had lapsed. During fiscal year 2012, the Company recognized a charge of $1.1 million for interest and a benefit of $2.2 million for penalties in its total tax provision. At December 28, 2014, the Company had gross tax effected unrecognized tax benefits of $32.3 million, of which $28.5 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

The Company believes that it is reasonably possible that approximately $5.3 million of its uncertain tax positions at December 28, 2014, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2007 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2014, 2013, and 2012, the Company recorded net discrete income tax benefits of $7.0 million, $24.0 million and $7.0 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters.

The components of income (loss) from continuing operations before income taxes were as follows for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
U.S.	$(37,758)	$(71,901)	$(113,969)
Non-U.S.	207,361	235,585	169,133
Total	$169,603	$163,684	$55,164

On a U.S. income tax basis, the Company has reported significant taxable income over the three year period ended December 28, 2014. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current Expense (Benefit)	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 28, 2014
Federal	$(262)	$(19,169)	$(19,431)
State	2,416	(3,842)	(1,426)
Non-U.S.	39,634	(10,340)	29,294
Total	$41,788	$(33,351)	$8,437
Fiscal year ended December 29, 2013
Federal	$2,331	$(29,961)	$(27,630)
State	1,968	(2,147)	(179)
Non-U.S.	15,025	2,201	17,226
Total	$19,324	$(29,907)	$(10,583)
Fiscal year ended December 30, 2012
Federal	$(3,640)	$(34,920)	$(38,560)
State	2,752	(2,794)	(42)
Non-U.S.	50,314	(27,837)	22,477
Total	$49,426	$(65,551)	$(16,125)

The total provision for (benefit from) income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Continuing operations	$8,437	$(10,583)	$(16,125)
Discontinued operations	(1,831)	(5,107)	(823)
Total	$6,606	$(15,690)	$(16,948)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Tax at statutory rate	$59,361	$57,289	$19,302
Non-U.S. rate differential, net	(36,616)	(36,377)	(26,652)
U.S. taxation of multinational operations	2,367	3,658	1,727
State income taxes, net	1,970	(1,762)	3,400
Prior year tax matters	(7,009)	(23,534)	3,389
Federal tax credits	(3,399)	(5,452)	(1,657)
Change in valuation allowance	(7,679)	(4,675)	(14,446)
Other, net	(558)	270	(1,188)
Total	$8,437	$(10,583)	$(16,125)

The Company’s provision for (benefit from) income taxes for fiscal years 2014, 2013, and 2012 included $7.1 million, $7.4 million and $5.2 million, respectively, of benefits derived from tax holidays in China and Singapore. The tax holidays in China and Singapore are scheduled to expire in fiscal years 2017 and 2018, respectively.

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 28, 2014 and December 29, 2013 were as follows:

	December 28, 2014	December 29, 2013
	(In thousands)
Deferred tax assets:
Inventory	$9,041	$9,850
Reserves and accruals	30,641	30,269
Accrued compensation	22,915	15,920
Net operating loss and credit carryforwards	106,020	132,710
Accrued pension	44,342	23,353
Restructuring reserve	7,522	6,853
Deferred revenue	46,413	42,687
All other, net	824	1,666
Total deferred tax assets	267,718	263,308
Deferred tax liabilities:
Postretirement health benefits	(4,472)	(3,894)
Depreciation and amortization	(176,043)	(163,269)
Total deferred tax liabilities	(180,515)	(167,163)
Valuation allowance	(55,460)	(63,139)
Net deferred tax assets	$31,743	$33,006

At December 28, 2014, the Company had state net operating loss carryforwards of $197.4 million, foreign net operating loss carryforwards of $160.5 million, state tax credit carryforwards of $11.9 million, general business tax credit carryforwards of $30.8 million, and foreign tax credit carryforwards of $12.4 million. These are subject to expiration in years ranging from 2015 to 2033, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards. At December 28, 2014, the Company also had U.S. federal net operating loss carryforwards of $45.8 million as a result of acquisitions. The Company acquired estimated utilizable U.S. federal loss carryforwards of $223.4 million as a result of the Caliper acquisition during fiscal year 2011, of which $25.8 million remain at December 28, 2014. The utilization of these losses and credits is subject to annual limitations based on Section 382 of the Internal Revenue Code of 1986, as amended. These federal losses and credits will expire in fiscal years 2015 through 2031.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The decrease in the valuation allowance in fiscal years 2014 and 2013 is primarily due to the anticipated utilization of attributes in certain foreign and state jurisdictions. The valuation allowance at December 30, 2012 and January 1, 2012 was $67.8 million and $82.3 million, respectively, and the change in the valuation allowance during fiscal year 2012 was primarily due to the reversal of valuation allowances for two of the Company’s non-U.S. subsidiaries when it became more likely than not that the subsidiaries’ deferred tax assets would be realized.

Current deferred tax assets of $62.0 million and $78.3 million were included in other current assets at December 28, 2014 and December 29, 2013, respectively. Long-term deferred tax liabilities of $30.3 million and $45.3 million were included in other long-term liabilities at December 28, 2014 and December 29, 2013, respectively.

The components of net deferred tax assets (liabilities) as of December 28, 2014 and December 29, 2013 were as follows:

	December 28, 2014	December 29, 2013
	(In thousands)
U.S.	$44,073	$22,565
Non-U.S.	(12,330)	10,441
Total	$31,743	$33,006

Taxes have not been provided on unremitted earnings of international subsidiaries that the Company considers indefinitely reinvested because the Company plans to keep these amounts indefinitely reinvested overseas except for instances where the Company can remit such earnings to the U.S. without an associated net tax cost. The Company's indefinite reinvestment determination is based on the future operational and capital requirements of its U.S. and non-U.S. operations. As of December 28, 2014, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $675.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

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

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Number of common shares—basic	112,593	112,254	113,728
Effect of dilutive securities:
Stock options	922	982	847
Restricted stock awards	224	267	285
Number of common shares—diluted	113,739	113,503	114,860
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	475	485	1,288

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $32.9 million and $28.3 million as of December 28, 2014 and December 29, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Inventories

Inventories as of December 28, 2014 and December 29, 2013 consisted of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Raw materials	$96,169	$92,713
Work in progress	18,783	15,505
Finished goods	170,505	152,640
Total inventories	$285,457	$260,858

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of December 28, 2014 and December 29, 2013, consisted of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Land	$906	$1,019
Building and leasehold improvements	175,040	171,393
Machinery and equipment	316,868	325,699
Total property, plant and equipment	492,814	498,111
Accumulated depreciation	(316,620)	(314,923)
Total property, plant and equipment, net	$176,194	$183,188

Depreciation expense on property, plant and equipment for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $33.3 million, $37.6 million and $35.0 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of December 28, 2014 and December 29, 2013 consisted of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Marketable securities	$1,568	$1,319

Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income in stockholders’ equity, was a $0.01 million gain in both fiscal years 2014 and 2013. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of December 28, 2014 and December 29, 2013 consisted of the following:

	Market	Gross Unrealized Holding
	Value	Cost	Gains	(Losses)
		(In thousands)
December 28, 2014
Equity securities	$1,002	$1,110	$7	$(115)
Fixed-income securities	88	88	—	—
Other	478	541	—	(63)
	$1,568	$1,739	$7	$(178)
December 29, 2013
Equity securities	$740	$871	$—	$(131)
Fixed-income securities	308	308	—	—
Other	271	334	—	(63)
	$1,319	$1,513	$—	$(194)

Note 12:	Goodwill and Intangible Assets, Net

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 1, 2014, its annual impairment date for fiscal year 2014. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 90.0% for each reporting unit, with the exception of the life sciences and technology reporting unit where the fair value exceeded the carrying value by approximately 11.0%. The carrying value of the goodwill for the life sciences and technology reporting unit was $796.3 million, at the annual impairment date for fiscal year 2014. The long-term terminal growth rates for the Company’s reporting units were 3.0% to 6.0% for the fiscal year 2014 impairment analysis. The range for the discount rates for the reporting units was 10.0% to 11.5%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

During the second quarter of fiscal year 2014, the Company realigned its organization which resulted in a change in the composition of the Company's reporting units within the Human Health segment. The Company's informatics business was moved from the life sciences and technology reporting unit to its own reporting unit. As a result of the new alignment, the Company reallocated goodwill based on the relative fair value, determined using the income approach, of each of these businesses. During the third quarter of 2014, the Company finalized this analysis and the realignment resulted in $220.3 million of goodwill being reallocated from the life sciences and technology reporting unit to the informatics reporting unit. The Company concluded based on the first step of the process that there was no goodwill impairment for either the life sciences and technology reporting unit or the informatics reporting unit as the fair value exceeded the carrying value for each of these reporting units as of the date of the realignment.

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. The Company corroborates the income approach with a market approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of integrating the Company's acquisitions, in the fourth quarter of fiscal year 2012, the Company decided that prospectively it would primarily focus on the PerkinElmer trade name. Accordingly, the Company undertook a review of certain of its trade names within its portfolio as part of a realignment of its marketing strategy. The process resulted in the Company determining that the lives of certain trade names that it intends to phase out should be shortened, and in certain cases non-amortizing trade names were determined to no longer be indefinite-lived. Accordingly, the Company tested the recoverability of these identified indefinite-lived and definite-lived intangibles and concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. For non-amortizing trade names the Company compared the fair values, which was determined using a relief from royalty method, to the carrying values, considering the revised useful lives. For amortizing trade names, the Company first determined if the undiscounted cash flows associated with the intangibles exceeded the carrying values. If the undiscounted cash flows did not exceed the carrying values, the Company determined the fair values of the trade names using a relief from royalty method, considering the revised useful lives. As a result, the remaining adjusted fair values of $6.1 million for trade names are being amortized over the period of time until the trade names are expected to be phased out, having weighted average remaining useful lives of 3 years.

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

An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. During fiscal year 2013, the Company recorded a charge of $0.2 million for the impairment of certain long-lived assets within the Human Health segment, as the carrying amounts of the long-lived assets were not recoverable and exceeded their fair value. These non-cash impairments of long-lived assets, including intangible assets, have been recorded as a separate component of operating expenses.

The changes in the carrying amount of goodwill for fiscal years 2014 and 2013 are as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 30, 2012	$1,632,487	$490,301	$2,122,788
Foreign currency translation	12,867	2,300	15,167
Acquisitions, earnouts and other	2,978	2,187	5,165
Balance at December 29, 2013	1,648,332	494,788	2,143,120
Foreign currency translation	(29,145)	(8,741)	(37,886)
Acquisitions, earnouts and other	2,408	176,435	178,843
Balance at December 28, 2014	$1,621,595	$662,482	$2,284,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 28, 2014 by category and by business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$36,760	$3,193	$39,953
Less: Accumulated amortization	(24,652)	(2,548)	(27,200)
Net patents	12,108	645	12,753
Trade names and trademarks	33,069	7,000	40,069
Less: Accumulated amortization	(16,878)	(58)	(16,936)
Net trade names and trademarks	16,191	6,942	23,133
Licenses	59,631	—	59,631
Less: Accumulated amortization	(41,792)	—	(41,792)
Net licenses	17,839	—	17,839
Core technology	169,864	128,627	298,491
Less: Accumulated amortization	(98,798)	(85,899)	(184,697)
Net core technology	71,066	42,728	113,794
Customer relationships	292,627	109,558	402,185
Less: Accumulated amortization	(148,820)	(8,174)	(156,994)
Net customer relationships	143,807	101,384	245,191
IPR&D	5,079	5,024	10,103
Less: Accumulated amortization	(998)	(2,134)	(3,132)
Net IPR&D	4,081	2,890	6,971
Net amortizable intangible assets	265,092	154,589	419,681
Non-amortizable intangible assets:
Trade names and trademarks	—	70,584	70,584
Total	$265,092	$225,173	$490,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 29, 2013 by category and business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$36,791	$2,800	$39,591
Less: Accumulated amortization	(22,205)	(2,002)	(24,207)
Net patents	14,586	798	15,384
Trade names and trademarks	35,723	86	35,809
Less: Accumulated amortization	(16,122)	(86)	(16,208)
Net trade names and trademarks	19,601	—	19,601
Licenses	71,580	7,600	79,180
Less: Accumulated amortization	(45,835)	(7,095)	(52,930)
Net licenses	25,745	505	26,250
Core technology	187,387	114,683	302,070
Less: Accumulated amortization	(88,811)	(80,515)	(169,326)
Net core technology	98,576	34,168	132,744
Customer relationships	305,038	16,357	321,395
Less: Accumulated amortization	(127,397)	(5,436)	(132,833)
Net customer relationships	177,641	10,921	188,562
IPR&D	4,257	5,226	9,483
Less: Accumulated amortization	(695)	(1,483)	(2,178)
Net IPR&D	3,562	3,743	7,305
Net amortizable intangible assets	339,711	50,135	389,846
Non-amortizable intangible assets:
Trade names and trademarks	—	70,584	70,584
Total	$339,711	$120,719	$460,430

Total amortization expense related to definite-lived intangible assets was $83.4 million in fiscal year 2014, $89.3 million in fiscal year 2013 and $90.1 million in fiscal year 2012. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $80.4 million in fiscal year 2015, $71.4 million in fiscal year 2016, $61.9 million in fiscal year 2017, $48.7 million in fiscal year 2018, and $37.2 million in fiscal year 2019.

The Company entered into a strategic agreement in fiscal year 2012 under which it acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, the Company paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. During fiscal year 2013, the Company extended the existing agreement for an additional year. In addition, the Company entered into a new agreement to expand the distribution rights to the clinical and other related markets and acquired additional intangible assets. During fiscal year 2013, the Company paid $7.0 million for net intangible assets and $40.3 million for prepaid royalties. The prepaid royalties have been recorded primarily as other long-term assets. The Company expects to pay $10.0 million of additional prepaid royalties within the next twelve months. The Company expenses royalties as revenue is recognized. These intangible assets are being amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company's Human Health segment from the execution date.

Note 13:	Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The new senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of December 28, 2014, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the new senior unsecured revolving credit facility. As of December 28, 2014, the Company had $171.8 million available for additional borrowing under the new facility. The Company uses the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the new senior unsecured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At December 28, 2014, borrowings under the new senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of December 28, 2014 was 108 basis points. The weighted average Eurocurrency interest rate as of December 28, 2014 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At December 28, 2014, the Company had $516.0 million of borrowings in U.S. dollars outstanding under the new senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the Company's credit agreement for its previous facility. The financial covenants in the Company's new senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade. During fiscal year 2014, the Company capitalized $1.8 million of debt financing costs for the refinancing of debt held under its previous senior unsecured revolving credit facility. These debt financing costs are being amortized into interest and other expense, net, on a straight-line basis, over the term of the new senior unsecured revolving credit facility.

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

5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. As of December 29, 2013, the 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes ) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company is considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 28, 2014, the Company had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. At December 29, 2013, the Company had $40.3 million recorded for these financing lease obligations, of which $2.6 million was recorded as short-term debt and $37.7 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s indebtedness as of December 28, 2014:

	Sr. Unsecured Revolving Credit Facility Maturing 2019	5.0% Sr. Notes Maturing 2021	Financing Lease Obligations	Total
	(In thousands)
2015	$—	$—	$1,075	$1,075
2016	—	—	1,120	1,120
2017	—	—	1,169	1,169
2018	—	—	1,367	1,367
2019	516,000	—	1,532	517,532
2020 and thereafter	—	500,000	33,009	533,009
Total before unamortized discount	516,000	500,000	39,272	1,055,272
Unamortized discount	—	(2,305)	—	(2,305)
Total	$516,000	$497,695	$39,272	$1,052,967

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 28, 2014 and December 29, 2013 consisted of the following:

	December 28, 2014	December 29, 2013
	(In thousands)
Payroll and incentives	$61,018	$52,865
Employee benefits	40,318	40,965
Deferred revenue	168,928	164,723
Federal, non-U.S. and state income taxes	9,801	11,783
Other accrued operating expenses	122,956	133,342
Total accrued expenses and other current liabilities	$403,021	$403,678

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Such matching contributions have been in effect since February 1, 2011 for all employees except former employees of Caliper, who received matching contributions of 50.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits until December 31, 2012, and received matching contributions of 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits after December 31, 2012. Savings plan expense was $12.2 million in fiscal year 2014, $12.8 million in fiscal year 2013 and $12.3 million in fiscal year 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost (credit) for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Service cost	$4,070	$3,664	$3,852
Interest cost	23,475	21,334	23,164
Expected return on plan assets	(25,007)	(25,106)	(20,768)
Actuarial loss (gain)	71,700	(16,464)	28,355
Amortization of prior service cost	(281)	(267)	(242)
Net periodic pension cost (credit)	$73,957	$(16,839)	$34,361

In the third quarter of fiscal year 2014, the Company notified employees of its intention to terminate their employment as part of the Q3 2014 restructuring plan. The removal of these participants may decrease the expected future service lives in excess of the curtailment limit for one of the Company's pension plans, which would result in a curtailment gain. If the curtailment occurs, the curtailment will be measured and recorded when the notified employees are separated from the Company. As part of a curtailment, the Company is required to remeasure the pension plan's assets and liabilities based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which may result in an additional gain or (loss) in addition to the curtailment gain. Employee separation is expected to be completed during the first half of fiscal year 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 28, 2014 and December 29, 2013.

	December 28, 2014		December 29, 2013
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$291,640	$327,632	$277,125	$279,299
Change in benefit obligations:
Projected benefit obligations at beginning of year	$288,216	$279,299	$278,707	$301,770
Service cost	2,670	1,400	2,589	1,075
Interest cost	10,575	12,900	9,834	11,500
Benefits paid and plan expenses	(12,280)	(19,282)	(11,218)	(17,817)
Participants’ contributions	394	—	391	—
Plan settlement	—	—	(918)	—
Actuarial loss (gain)	42,095	53,315	1,678	(17,229)
Effect of exchange rate changes	(27,861)	—	7,153	—
Projected benefit obligations at end of year	$303,809	$327,632	$288,216	$279,299
Change in plan assets:
Fair value of plan assets at beginning of year	$143,704	$249,756	$114,515	$221,755
Actual return on plan assets	22,939	25,780	17,201	8,818
Benefits paid and plan expenses	(12,280)	(19,282)	(11,218)	(17,817)
Employer’s contributions	11,195	—	20,200	37,000
Participants’ contributions	394	—	391	—
Plan settlement	—	—	(918)	—
Effect of exchange rate changes	(9,185)	—	3,533	—
Fair value of plan assets at end of year	156,767	256,254	143,704	249,756
Net liabilities recognized in the consolidated balance sheets	$(147,042)	$(71,378)	$(144,512)	$(29,543)
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$9,825	$—	$6,879	$—
Current liabilities	(6,786)	—	(7,360)	—
Noncurrent liabilities	(150,081)	(71,378)	(144,031)	(29,543)
Net liabilities recognized in the consolidated balance sheets	$(147,042)	$(71,378)	$(144,512)	$(29,543)
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(1,371)	$—	$(1,745)	$—
Net amounts recognized in accumulated other comprehensive income	$(1,371)	$—	$(1,745)	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	2.75%	4.08%	3.77%	4.77%
Rate of compensation increase	3.07%	None	3.23%	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	December 28, 2014		December 29, 2013		December 30, 2012
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	3.77%	4.77%	3.62%	3.92%	4.91%	4.10%
Rate of compensation increase	3.23%	None	2.88%	None	3.22%	3.50%
Expected rate of return on assets	5.30%	7.25%	5.50%	7.50%	5.40%	7.75%

The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	December 28, 2014	December 29, 2013
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$156,867	$151,391
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$153,239	$148,235
Fair value of plan assets	—	—

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 28, 2014 and December 29, 2013, and target asset allocations for fiscal year 2015 are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 3, 2016		December 28, 2014		December 29, 2013
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	45-55%	40-50%	49%	39%	51%	43%
Debt securities	45-55%	50-60%	50%	61%	48%	57%
Other	0-5%	0-5%	1%	—%	1%	—%
Total	100%	100%	100%	100%	100%	100%

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

For the plans in the United States, as of December 28, 2014 the Company adopted the new mortality base table, RP-2014, with projection scale, MP-2014, that was published by the Society of Actuaries in 2014. The adoption of the new mortality base table resulted in a $32.1 million increase to the projected benefit obligation at December 28, 2014 and is included within "Actuarial loss (gain)" in the Change in Benefit Obligation for fiscal year 2014 above.

The target allocations for plan assets are listed in the above table. Equity securities primarily include investments in large-cap and mid-cap companies located in the United States and abroad, and equity index funds. Debt securities include corporate bonds of companies from diversified industries, high-yield bonds, and U.S. government securities. Other types of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments include investments in non-U.S. government index linked bonds, multi-strategy hedge funds and venture capital funds that follow several different strategies.

The fair values of the Company’s pension plan assets as of December 28, 2014 and December 29, 2013 by asset category, classified in the three levels of inputs described in Note 21 to the consolidated financial statements are as follows:

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$4,971	$4,971	$—	$—
Equity Securities:
U.S. large-cap	28,602	28,602	—	—
International large-cap value	25,202	25,202	—	—
Emerging markets growth	13,010	13,010	—	—
Equity index funds	77,432	—	77,432	—
Domestic real estate funds	2,860	2,860	—	—
Commodity funds	7,423	7,423	—	—
Fixed income securities:
Non-U.S. Treasury Securities	22,025	—	22,025	—
Corporate and U.S. debt instruments	147,834	53,813	94,021	—
Corporate bonds	25,164	—	25,164	—
High yield bond funds	3,614	3,614	—	—
Other types of investments:
Multi-strategy hedge funds	23,332	—	—	23,332
Venture capital funds	1	—	—	1
Non-U.S. government index linked bonds	31,551	—	31,551	—
Total assets measured at fair value	$413,021	$139,495	$250,193	$23,333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$4,458	$4,458	$—	$—
Equity Securities:
U.S. large-cap	34,127	34,127	—	—
International large-cap value	27,595	27,595	—	—
Emerging markets growth	12,517	12,517	—	—
Equity index funds	73,796	—	73,796	—
Domestic real estate funds	2,471	2,471	—	—
Commodity funds	8,179	8,179	—	—
Fixed income securities:
Non-U.S. Treasury Securities	18,344	—	18,344	—
Corporate and U.S. debt instruments	132,828	45,215	87,613	—
Corporate bonds	22,619	—	22,619	—
High yield bond funds	6,170	6,170	—	—
Other types of investments:
Multi-strategy hedge funds	22,689	—	—	22,689
Venture capital funds	8	—	—	8
Non-U.S. government index linked bonds	27,659	—	27,659	—
Total assets measured at fair value	$393,460	$140,732	$230,031	$22,697

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 28, 2014 compared to December 29, 2013. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses, and expense to the investor based on the ownership percentage as described in the fund agreements. They are categorized as Level 3 assets.

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2014, 2013, and 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at January 1, 2012	$—	$7	$19,285	$19,292
Realized losses	1,162	—	—	1,162
Unrealized gains	19	—	977	996
Purchases	9,448	—	—	9,448
Issuances, Sales and Settlements	(10,467)	—	—	(10,467)
Balance at December 30, 2012	162	7	20,262	20,431
Realized gains	7	—	—	7
Unrealized (losses) gains	(19)	1	2,427	2,409
Issuances, Sales and Settlements	(150)	—	—	(150)
Balance at December 29, 2013	—	8	22,689	22,697
Realized gains	—	—	—	—
Unrealized (losses) gains	—	(7)	643	636
Purchases	—	—	—	—
Issuances, Sales and Settlements	—	—	—	—
Balance at December 28, 2014	$—	$1	$23,332	$23,333

The Company expects to contribute $20.0 million, in the aggregate, during the first quarter of fiscal year 2015, for the 2014 plan year to one of its plans within the United States. With respect to plans outside of the United States, the Company expects to contribute $10.2 million in the aggregate during fiscal year 2015. During fiscal year 2014, the Company made contributions of $11.2 million, in the aggregate, to plans outside of the United States. During fiscal year 2013, the Company made contributions of $37.0 million for the 2012 plan year to its defined benefit pension plan in the United States. During fiscal year 2013, the Company contributed $20.2 million, in the aggregate, to plans outside of the United States, which includes an additional contribution of $10.0 million to its defined benefit pension plan in the United Kingdom. During fiscal year 2012, the Company contributed $17.0 million for the 2011 plan year to its defined benefit pension plans in the United States, and $10.9 million in the aggregate to its defined benefit pension plans outside of the United States.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2015	$11,320	$18,169
2016	11,832	18,268
2017	12,028	18,363
2018	12,475	18,657
2019	13,067	18,857
2020-2024	70,926	97,713

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 28, 2014 and December 29, 2013, the projected benefit obligations were $24.5 million and $21.1 million, respectively. Assets with a fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $0.5 million and $0.3 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of December 28, 2014 and December 29, 2013, respectively. Pension income and expenses for this plan netted to an expense of $4.8 million in fiscal year 2014, income of $0.4 million in fiscal year 2013 and an expense of $2.5 million in fiscal year 2012.

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

Net periodic postretirement medical benefit credit included the following components for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Service cost	$95	$106	$106
Interest cost	155	135	144
Expected return on plan assets	(964)	(965)	(877)
Actuarial gain	(384)	(182)	(929)
Net periodic postretirement medical benefit credit	$(1,098)	$(906)	$(1,556)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of December 28, 2014 and December 29, 2013.

	December 28, 2014	December 29, 2013
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$1,159	$1,331
Active employees eligible to retire	388	470
Other active employees	1,795	2,009
Accumulated benefit obligations at beginning of year	3,342	3,810
Service cost	95	106
Interest cost	155	135
Benefits paid	(157)	(189)
Actuarial loss (gain)	141	(520)
Change in accumulated benefit obligations during the year	234	(468)
Retirees	1,033	1,159
Active employees eligible to retire	424	388
Other active employees	2,119	1,795
Accumulated benefit obligations at end of year	3,576	3,342
Change in plan assets:
Fair value of plan assets at beginning of year	13,396	12,958
Actual return on plan assets	1,332	438
Fair value of plan assets at end of year	14,728	13,396
Net assets recognized in the consolidated balance sheets	$11,152	$10,054
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$11,152	$10,054
Net assets recognized in the consolidated balance sheets	$11,152	$10,054
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—
Net amounts recognized in accumulated other comprehensive income	$—	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	4.10%	4.77%

Actuarial assumptions used to determine net cost during the year are as follows:

	December 28, 2014	December 29, 2013	December 30, 2012
Discount rate	4.77%	3.86%	4.00%
Expected rate of return on assets	7.25%	7.50%	7.75%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s plan assets at December 28, 2014 and December 29, 2013 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$248	$248	$—	$—
Equity Securities:
U.S. large-cap	1,644	1,644	—	—
International large-cap value	1,449	1,449	—	—
Emerging markets growth	748	748	—	—
Domestic real estate funds	164	164	—	—
Commodity funds	427	427	—	—
Fixed income securities:
Corporate debt instruments	8,499	3,094	5,405	—
High yield bond funds	208	208	—	—
Other types of investments:
Multi-strategy hedge funds	1,341	—	—	1,341
Total assets measured at fair value	$14,728	$7,982	$5,405	$1,341

		Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$167	$167	$—	$—
Equity Securities:
U.S large-cap	1,831	1,831	—	—
International large-cap value	1,480	1,480	—	—
Emerging markets growth	672	672	—	—
Domestic real estate funds	133	133	—	—
Commodity funds	439	439	—	—
Fixed income securities:
Corporate debt instruments	7,126	2,426	4,700	—
High yield bond funds	331	331	—	—
Other types of investments:
Multi-strategy hedge funds	1,217	—	—	1,217
Total assets measured at fair value	$13,396	$7,479	$4,700	$1,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2014, 2013, and 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at January 1, 2012	$—	$1	$1,129	$1,130
Realized gains	68	—	—	68
Unrealized gains	1	—	55	56
Purchases	552	—	—	552
Issuances, Sales and Settlements	(612)	—	—	(612)
Balance at December 30, 2012	9	1	1,184	1,194
Realized gains	—	—	—	—
Unrealized (losses) gains	(1)	(1)	33	31
Purchases	—	—	—	—
Issuances, Sales and Settlements	(8)	—	—	(8)
Balance at December 29, 2013	—	—	1,217	1,217
Realized gains	—	—	—	—
Unrealized gains	—	—	124	124
Purchases	—	—	—	—
Issuances, Sales and Settlements	—	—	—	—
Balance at December 28, 2014	$—	$—	$1,341	$1,341

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2015	$167
2016	174
2017	182
2018	192
2019	200
2020-2024	1,159

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections, with the exception of Company 401(k) excess contributions for eligible participants, for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions by the Company. The obligations related to the deferred compensation plan totaled $1.0 million for both December 28, 2014 and December 29, 2013.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.3 million and $13.5 million as of

December 28, 2014 and December 29, 2013, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts are recorded in accrued expenses and other current liabilities. During fiscal year 2014, the Company recorded a benefit of $2.3 million for cost reimbursements related to a particular site for monitoring and mitigation activities. During fiscal year 2013, the Company accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 28, 2014 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

A summary of warranty reserve activity for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 is as follows:

(In thousands)
Balance at January 1, 2012	$10,412
Provision charged to income	17,750
Payments	(18,022)
Adjustments to previously provided warranties, net	801
Foreign currency translation and acquisitions	62
Balance at December 30, 2012	11,003
Provision charged to income	17,291
Payments	(17,116)
Adjustments to previously provided warranties, net	(693)
Foreign currency translation and acquisitions	49
Balance at December 29, 2013	10,534
Provision charged to income	17,447
Payments	(16,750)
Adjustments to previously provided warranties, net	73
Foreign currency translation and acquisitions	(521)
Balance at December 28, 2014	$10,783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18:	Stock Plans

Stock-Based Compensation:

In addition to the Company’s Employee Stock Purchase Plan, the Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.7 million shares of the Company's common stock are authorized for stock option grants, restricted stock awards, performance units and stock grants as part of the Company’s compensation programs. In addition to shares of the Company’s common stock originally authorized for issuance under the 2009 Plan, the 2009 Plan includes shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were canceled or forfeited without the shares being issued.

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2014, 2013, and 2012:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Cost of product and service revenue	$1,456	$1,304	$1,247
Research and development expenses	546	853	747
Selling, general and administrative expenses	12,462	11,896	18,631
Continuing operations stock-based compensation expense	14,464	14,053	20,625
Discontinued operations stock-based compensation expense	—	—	406
Total stock-based compensation expense	$14,464	$14,053	$21,031

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $5.4 million in fiscal year 2014, $4.4 million in fiscal year 2013 and $6.8 million in fiscal year 2012. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.4 million as of December 28, 2014 and December 29, 2013, respectively. The excess tax benefit recognized from stock compensation, classified as a financing cash activity, was zero in both fiscal years 2014 and 2013, and $1.8 million in fiscal year 2012.

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

	December 28, 2014	December 29, 2013	December 30, 2012
Risk-free interest rate	1.5%	0.9%	0.6%
Expected dividend yield	0.7%	0.8%	1.2%
Expected lives	5 years	5 years	4 years
Expected stock volatility	30.9%	38.5%	38.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the three fiscal years ended December 28, 2014:

	December 28, 2014		December 29, 2013		December 30, 2012
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	3,494	$23.34	4,266	$21.64	5,346	$20.57
Granted	520	43.12	518	33.62	756	26.28
Exercised	(1,024)	23.89	(947)	21.45	(1,611)	20.16
Canceled	(4)	20.97	(8)	22.88	(210)	22.34
Forfeited	(158)	35.33	(335)	23.04	(15)	21.98
Outstanding at end of year	2,828	$26.11	3,494	$23.34	4,266	$21.64
Exercisable at end of year	1,900	$21.13	2,392	$20.66	2,677	$20.00

The aggregate intrinsic value for stock options outstanding at December 28, 2014 was $48.0 million with a weighted-average remaining contractual term of 3.4 years. The aggregate intrinsic value for stock options exercisable at December 28, 2014 was $41.7 million with a weighted-average remaining contractual term of 2.4 years. At December 28, 2014, there were 2.8 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $47.7 million and a weighted-average remaining contractual term of 3.4 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2014, 2013, and 2012 was $11.86, $10.82, and $7.36, respectively. The total intrinsic value of options exercised during fiscal years 2014, 2013, and 2012 was $22.0 million, $13.8 million, and $13.1 million, respectively. Cash received from option exercises for fiscal years 2014, 2013, and 2012 was $24.5 million, $20.3 million, and $32.5 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $5.0 million in fiscal year 2014, $4.4 million in fiscal year 2013 and $5.1 million in fiscal year 2012.

There was $5.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of December 28, 2014. This cost is expected to be recognized over a weighted-average period of 1.8 years, and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units to certain employees at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years. These awards were granted under the Company’s 2009 Plan. Recipients of the restricted stock have the right to vote such shares and receive dividends.

The following table summarizes restricted stock award activity for the three fiscal years ended December 28, 2014:

	December 28, 2014		December 29, 2013		December 30, 2012
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	649	$29.24	781	$24.71	672	$23.62
Granted	261	42.61	289	33.87	358	25.86
Vested	(258)	27.64	(346)	22.98	(184)	23.19
Forfeited	(94)	33.58	(75)	28.76	(65)	24.03
Nonvested at end of year	558	$33.51	649	$29.24	781	$24.71

The fair value of restricted stock awards vested during fiscal years 2014, 2013, and 2012 was $7.1 million, $8.0 million, and $4.3 million, respectively. The total compensation expense recognized related to the restricted stock awards was $7.1 million in fiscal year 2014, $7.5 million in fiscal year 2013 and $8.2 million in fiscal year 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 28, 2014, there was $10.0 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.2 fiscal years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 79,463 performance units, 98,056 performance units, and 122,675 performance units during fiscal years 2014, 2013, and 2012, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2014, 2013, and 2012 was $42.84, $34.06, and $26.18, respectively. During fiscal years 2014, 2013, and 2012, 35,954, 28,515 and zero performance units were forfeited, respectively. The total compensation expense related to performance units was $1.6 million, $1.4 million, and $7.1 million for fiscal years 2014, 2013, and 2012, respectively. As of December 28, 2014, there were 235,725 performance units outstanding subject to forfeiture, with a corresponding liability of $4.1 million recorded in accrued expenses and long-term liabilities.

Stock Awards:    The Company’s stock award program provides non-employee Directors an annual equity award. For fiscal years 2014, 2013, and 2012 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee Directors who serve for only a portion of the year. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2014, 2013, and 2012, each non-employee Director was awarded 2,373 shares, 3,263 shares, and 3,580 shares, respectively. The Company also granted 955 shares to a new non-employee Director during fiscal year 2012. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2014, 2013, and 2012 was $42.14, $30.65, and $27.87, respectively. In fiscal years 2014, 2013, and 2012, the total compensation expense recognized related to these stock awards was $0.7 million.

Employee Stock Purchase Plan:

In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2014, the Company issued 60,870 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $41.71 per share. During fiscal year 2013, the Company issued 89,521 shares under this plan at a weighted-average price of $30.51 per share. During fiscal year 2012, the Company issued 53,961 shares under this plan at a weighted-average price of $24.51 per share. At December 28, 2014 there remains available for sale to employees an aggregate of 1.0 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 19:	Stockholders’ Equity

Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Unrealized and Realized (Losses) Gains on Derivatives, net of tax	Accumulated Other Comprehensive Income
	(In thousands)
Balance, January 1, 2012	$56,164	$2,169	$(159)	$(4,088)	$54,086
Current year change	11,363	(82)	30	1,196	12,507
Balance, December 30, 2012	67,527	2,087	(129)	(2,892)	66,593
Current year change	8,756	(658)	8	2,892	10,998
Balance, December 29, 2013	76,283	1,429	(121)	—	77,591
Current year change	(52,951)	146	14	—	(52,791)
Balance, December 28, 2014	$23,332	$1,575	$(107)	$—	$24,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2013, pre-tax losses of $4.8 million were reclassified from accumulated other comprehensive income into interest and other expense, net, related to previously settled cash flow hedges, which includes $2.8 million for the remaining unamortized derivative losses that were reclassified when the Company redeemed all of its 2015 Notes. The Company recognized a tax provision of $1.9 million related to these amounts reclassified out of accumulated other comprehensive income for fiscal year 2013. During fiscal year 2012, pre-tax losses of $2.0 million were reclassified from accumulated other comprehensive income into interest and other expense, net related to previously settled cash flow hedges. The Company recognized a tax provision of $0.8 million related to this amount reclassified out of accumulated other comprehensive income during fiscal year 2012. During fiscal years 2014, 2013, and 2012, pre-tax income of $0.1 million, pre-tax expenses of $0.7 million, and pre-tax expenses of $0.1 million, respectively, were reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic benefit cost.

Stock Repurchase Program:
On October 24, 2012, the Board of Directors (the "Board") authorized the Company to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on October 24, 2014. On October 23, 2014, the Board authorized the Company to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on October 23, 2016 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2014, the Company repurchased 1.4 million shares of common stock in the open market at an aggregate cost of $61.3 million, including commissions, under these repurchase programs. During fiscal year 2013, the Company repurchased approximately 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Repurchase Program. During fiscal year 2012, the Company did not repurchase any shares of common stock under any stock repurchase program. As of December 28, 2014, approximately 7.4 million shares authorized by the Board under the New Repurchase Program remained available for repurchase.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During fiscal year 2014, the Company repurchased 98,269 shares of common stock for this purpose at an aggregate cost of $4.3 million. During fiscal year 2013, the Company repurchased 127,544 shares of common stock for this purpose at an aggregate cost of $4.4 million. During fiscal year 2012, the Company repurchased 82,186 shares of common stock for this purpose at an aggregate cost of $2.1 million.

The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2014 and 2013. At December 28, 2014, the Company has accrued $7.9 million for dividends declared on October 23, 2014 for the fourth quarter of fiscal year 2014 payable in February 2015. On January 23, 2015, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2015 that will be payable in May 2015. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as fair value hedges, with U.S. dollar equivalent notional amounts totaling $95.0 million at December 28, 2014, $138.4 million at December 29, 2013, and $64.3 million at December 30, 2012, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2014, 2013, and 2012.

During fiscal year 2014, the Company entered into five forward foreign exchange contracts with settlement dates in fiscal year 2015 and combined Euro denominated notional amounts of €238.2 million, designated as cash flow hedges, that were intended to hedge movements in foreign exchange rates prior to settlement of certain intercompany loan agreements. The fair value of these currency derivative contracts at December 28, 2014 was not material. The unrealized gain, which was recorded in other comprehensive income, will be recognized in interest and other expense, net, in the period in which the underlying hedged transaction occurs and impacts earnings. Such amounts were not material for fiscal year 2014. During December 2012, the Company entered into forward foreign exchange contracts with settlement dates in fiscal year 2013 and combined Euro denominated notional amounts of €50.0 million, designated as cash flow hedges. During fiscal year 2013, the Company settled these Euro denominated forward foreign exchange contracts. The derivative gains were recognized in the period in which the underlying hedged exposures occurred and impacted earnings, and were recorded in interest and other expense, net. Such amounts were not material for fiscal year 2013.

In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive income. During each of fiscal years 2013 and 2012, the Company amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, the Company redeemed all of its 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income into interest and other expense, net within the next twelve months.

Note 21:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 28, 2014.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2014 and 2013. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 28, 2014 and December 29, 2013 classified in one of the three classifications described above:

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,568	$1,568	$—	$—
Foreign exchange derivative assets	3,205	—	3,205	—
Foreign exchange derivative liabilities	(302)	—	(302)	—
Contingent consideration	(91)	—	—	(91)

		Fair Value Measurements at December 29, 2013 Using:
	Total Carrying Value at December 29, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,319	$1,319	$—	$—
Foreign exchange derivative assets	293	—	293	—
Foreign exchange derivative liabilities, net	(396)	—	(396)	—
Contingent consideration	(4,926)	—	—	(4,926)

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

Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both December 28, 2014 and December 29, 2013, none of the master netting arrangements involved collateral.

Level 3 Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.

Contingent consideration:    The Company has classified its net liabilities for contingent consideration relating to its acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to all acquisitions with open contingency periods, of up to $31.4 million as of December 28, 2014. As of December 28, 2014, the Company has recorded contingent consideration obligations relating to its acquisition of Tetra Teknolojik Sistemler Limited Sirketi with an estimated fair value of $0.1 million. The earnout period for each of these acquisitions does not exceed three years from the respective acquisition date, and the remaining weighted average earnout period at December 28, 2014 was one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

(In thousands)
Balance at January 1, 2012	$(20,298)
Additions	(1,900)
Amounts paid and foreign currency translation	17,433
Change in fair value (included within selling, general and administrative expenses)	1,748
Balance at December 30, 2012	(3,017)
Additions	(1,100)
Amounts paid and foreign currency translation	135
Change in fair value (included within selling, general and administrative expenses)	(944)
Balance at December 29, 2013	(4,926)
Additions	—
Amounts paid and foreign currency translation	2,074
Change in fair value (included within selling, general and administrative expenses)	2,761
Balance at December 28, 2014	$(91)

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

The Company’s new senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had amounts outstanding, excluding letters of credit, of $516.0 million as of December 28, 2014. The Company’s previous senior unsecured revolving credit facility had amounts outstanding, excluding letters of credit, of $397.0 million as of December 29, 2013. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2014. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.

The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount, and a fair value of $542.7 million as of December 28, 2014. The 2021 Notes had an aggregate carrying value of $497.4 million, net of $2.6 million of unamortized original issue discount, and a fair value of $513.0 million as of December 29, 2013. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt. The Company's financing lease obligations had an aggregate carrying value of $39.3 million and $40.3 million as of December 28, 2014 and December 29, 2013, respectively, and approximated the fair value as there has been minimal change in the Company's incremental borrowing rate. As of December 28, 2014, the 2021 Notes and financing lease obligations were classified as Level 2.

As of December 28, 2014, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2014, 2013, and 2012 amounted to $54.8 million, $52.6 million, and $60.2 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $54.8 million in fiscal year 2015, $36.3 million in fiscal year 2016, $28.1 million in fiscal year 2017, $23.9 million in fiscal year 2018, $20.7 million in fiscal year 2019 and $77.2 million in fiscal year 2020 and thereafter.

On August 22, 2013, the Company sold one of its facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, the Company entered into a lease agreement to lease back the property for its continued use. The lease has an initial term of 15 years and the Company has the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and at the transaction date the Company had deferred $26.5 million of gains which are being amortized in operating expenses over the initial lease term of 15 years. During fiscal years 2014 and 2013, the Company amortized $1.8 million and $0.6 million, respectively, of deferred gains related to the lease. The deferred gains remaining to be amortized were $24.1 million at December 28, 2014 and $25.9 million at December 29, 2013, which were recorded in long-term liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below for the fiscal years ended:

	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Human Health
Product revenue	$996,767	$957,022	$926,733
Service revenue	246,635	244,088	237,892
Total revenue	1,243,402	1,201,110	1,164,625
Operating income from continuing operations(1)	220,165	156,452	63,773
Environmental Health
Product revenue	543,308	541,048	547,941
Service revenue	450,509	415,428	392,622
Total revenue	993,817	956,476	940,563
Operating income from continuing operations(1)	109,129	97,052	111,844
Corporate
Operating loss from continuing operations(2)(3)	(118,552)	(25,710)	(72,497)
Continuing Operations
Product revenue	$1,540,075	$1,498,070	$1,474,674
Service revenue	697,144	659,516	630,514
Total revenue	2,237,219	2,157,586	2,105,188
Operating income from continuing operations	210,742	227,794	103,120
Interest and other expense, net (see Note 5)	41,139	64,110	47,956
Income from continuing operations before income taxes	$169,603	$163,684	$55,164
____________________________

(1)
Pre-tax impairment charges have been included in the Human Health and Environmental Health operating income from continuing operations. The Company had no pre-tax impairment charges in fiscal year 2014. The Company recognized a $0.2 million pre-tax impairment charge in the Human Health segment in fiscal year 2013. The Company recognized $73.4 million of pre-tax impairment charges in the Human Health segment and also recognized $0.7 million of pre-tax impairment charges in the Environmental Health segment in fiscal year 2012.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax loss of $75.9 million in fiscal year 2014, pre-tax income of $17.6 million in fiscal year 2013, and a pre-tax loss of $31.8 million in fiscal year 2012.

(3)
Includes expenses related to litigation with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”). Enzo filed a complaint in 2002 alleging that the Company separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. The Company entered into a settlement agreement with Enzo dated June 20, 2014 and during fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded during fiscal year 2014. In addition, $3.4 million of expenses were incurred and recorded in preparation for the trial during fiscal year 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended December 28, 2014:

	Depreciation and Amortization Expense			Capital Expenditures
	December 28, 2014	December 29, 2013	December 30, 2012	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)			(In thousands)
Human Health	$89,969	$98,582	$99,597	$15,201	$20,900	$24,518
Environmental Health	24,736	25,915	23,001	12,149	16,532	14,488
Corporate	2,031	2,382	2,528	1,722	1,549	3,395
Continuing operations	116,736	126,879	125,126	29,072	38,981	42,401
Discontinued operations	$339	$1,590	$1,741	$213	$10	$7

	Total Assets
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Human Health	$2,645,411	$2,692,809	$2,700,565
Environmental Health	1,453,683	1,213,801	1,153,444
Corporate	34,981	34,271	33,952
Net current and long-term assets of discontinued operations	—	5,831	13,801
Total assets	$4,134,075	$3,946,712	$3,901,762

The following geographic area information for continuing operations includes revenue based on location of external customer for the three fiscal years ended December 28, 2014 and net long-lived assets based on physical location as of December 28, 2014 and December 29, 2013:

	Revenue
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
U.S.	$849,356	$826,991	$812,934
International:
China	276,230	254,838	216,425
United Kingdom	134,614	133,611	118,611
Germany	107,081	99,153	105,735
Japan	93,811	95,676	114,300
Italy	85,433	78,120	69,599
France	84,946	81,719	84,395
Other international	605,748	587,478	583,189
Total international	1,387,863	1,330,595	1,292,254
Total sales	$2,237,219	$2,157,586	$2,105,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Long-Lived Assets
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
U.S.	$198,675	$214,721	$200,539
International:
China	36,797	30,682	30,134
United Kingdom	13,033	9,882	2,960
Finland	12,758	13,635	11,851
Singapore	7,041	6,812	6,366
Italy	4,107	2,735	3,303
Netherlands	3,614	4,037	3,900
Germany	2,493	2,591	2,353
Brazil	2,099	1,967	1,515
Mexico	1,938	1,016	1,353
Other international	8,627	8,062	8,889
Total international	92,507	81,419	72,624
Total net long-lived assets	$291,182	$296,140	$273,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)(2)	Year
	(In thousands, except per share data)
December 28, 2014
Revenue	$530,610	$556,170	$542,049	$608,390	$2,237,219
Gross profit	235,713	247,984	243,309	277,602	1,004,608
Restructuring and contract termination charges, net	2,135	742	11,092	(579)	13,390
Operating income from continuing operations	51,762	69,637	58,776	30,567	210,742
Income from continuing operations before income taxes	40,473	60,673	47,810	20,647	169,603
Income from continuing operations	34,951	52,003	42,898	31,314	161,166
Net income	34,224	50,490	42,277	30,787	157,778
Basic earnings per share:
Income from continuing operations	$0.31	$0.46	$0.38	$0.28	$1.43
Net income	0.30	0.45	0.38	0.27	1.40
Diluted earnings per share:
Income from continuing operations	$0.31	$0.46	$0.38	$0.28	$1.42
Net income	0.30	0.44	0.37	0.27	1.39
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28

December 29, 2013
Revenue	$502,943	$540,673	$522,100	$591,870	$2,157,586
Gross profit	224,442	241,662	233,268	276,770	976,142
Restructuring and contract termination charges, net	3,310	19,247	1,124	10,211	33,892
Operating income from continuing operations	36,694	40,216	57,954	92,930	227,794
Income from continuing operations before income taxes	24,654	27,351	45,614	66,065	163,684
Income from continuing operations	32,775	27,274	40,763	73,455	174,267
Net income	32,216	27,925	40,198	66,873	167,212
Basic earnings per share:
Income from continuing operations	$0.29	$0.24	$0.36	$0.65	$1.55
Net income	0.28	0.25	0.36	0.60	1.49
Diluted earnings per share:
Income continuing operations	$0.29	$0.24	$0.36	$0.65	$1.54
Net income	0.28	0.25	0.36	0.59	1.47
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28
____________________________

(1)
The fourth quarter of fiscal year 2014 includes a pre-tax loss of $75.9 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy.

(2)
The fourth quarter of fiscal year 2013 includes pre-tax income of $17.6 million as a result of the mark-to-market adjustment on postretirement benefit plans. The fourth quarter of fiscal year 2013 also includes a tax benefit of $9.2 million related to discrete items primarily for lapses in statutes of limitations and audit settlements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2014. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Perten, acquired on December 5, 2014, which is included in our 2014 consolidated financial statements and represented approximately 7.8% of our total assets as of December 28, 2014 and 0.3% of our total revenues for the fiscal year ended December 28, 2014.

Based on this assessment, our management concluded that, as of December 28, 2014, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Perten Instruments Group AB (“Perten”), which was acquired on December 5, 2014 and whose financial statements constitute 7.8% of total assets and 0.3% of revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2014. Accordingly, our audit did not include the internal control over financial reporting at Perten. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2015

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2015 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 28, 2014

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 28, 2014

Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 28, 2014

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 28, 2014

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
2.1(1)
Share Purchase Agreement, dated November 21, 2014, by and among Valedo Partners Fund I AB, the Other Sellers party thereto and PerkinElmer Holding Luxembourg S.à.r.l., filed with the Commission on November 28, 2014 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

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

(2) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

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

(8) Employment Agreement between Jonathan DiVincenzo and PerkinElmer, Inc. dated as of December 2, 2013, filed with the Commission on February 25, 2014 as Exhibit 10.2(9) to our annual report on Form 10-K and herein incorporated by reference.

(9) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed with the Commission on February 25, 2014 as Exhibit 10.2(10) to our annual report on Form 10-K and herein incorporated by reference.

10.3*	PerkinElmer, Inc.'s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.5*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 12, 2014 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

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

10.24*
Form of Stock Option Agreement for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.25*	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.25.

10.26*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K and herein incorporated by reference.

10.27*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.28
Purchase and Sale Agreement dated July 18, 2013 between PerkinElmer Health Sciences, Inc. and Senior Housing Properties Trust, filed with the Commission on July 22, 2013 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.29*
PerkinElmer, Inc.'s Amended and Restated Performance Incentive Plan (Executive Officers), filed with the Commission on February 25, 2014 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 28, 2014, (ii) Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 28, 2014, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 28, 2014, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2014, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 28, 2014

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended December 30, 2012	$22,576	$4,456	$(4,274)	$(40)	$22,718
Year ended December 29, 2013	22,718	9,427	(3,923)	34	28,256
Year ended December 28, 2014	$28,256	$9,400	$(4,058)	$(726)	$32,872
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 24, 2015
	Robert F. Friel	and President (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 24, 2015
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 24, 2015
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 24, 2015
	Robert F. Friel	and President (Principal Executive Officer)
By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 24, 2015
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)
By:	/S/ ANDREW OKUN	Vice President and	February 24, 2015
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)
By:	/S/ PETER BARRETT	Director	February 24, 2015
Peter Barrett
By:	/S/ SYLVIE GRÉGOIRE, PharmD	Director	February 24, 2015
Sylvie Grégoire, PharmD
By:	/S/ NICHOLAS A. LOPARDO	Director	February 24, 2015
Nicholas A. Lopardo
By:	/S/ ALEXIS P. MICHAS	Director	February 24, 2015
Alexis P. Michas
By:	/S/ JAMES C. MULLEN	Director	February 24, 2015
James C. Mullen
By:	/S/ VICKI L. SATO, PhD	Director	February 24, 2015
Vicki L. Sato, PhD
By:	/S/ KENTON J. SICCHITANO	Director	February 24, 2015
Kenton J. Sicchitano
By:	/S/ PATRICK J. SULLIVAN	Director	February 24, 2015
Patrick J. Sullivan

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)
Share Purchase Agreement, dated November 21, 2014, by and among Valedo Partners Fund I AB, the Other Sellers party thereto and PerkinElmer Holding Luxembourg S.à.r.l., filed with the Commission on November 28, 2014 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

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

(2) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference;

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

(8) Employment Agreement between Jonathan DiVincenzo and PerkinElmer, Inc. dated as of December 2, 2013, filed with the Commission on February 25, 2014 as Exhibit 10.2(9) to our annual report on Form 10-K and herein incorporated by reference.

(9) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed with the Commission on February 25, 2014 as Exhibit 10.2(10) to our annual report on Form 10-K and herein incorporated by reference.

10.3*	PerkinElmer, Inc.'s 2005 Incentive Plan, filed with the Commission on March 18, 2005 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s Amended and Restated 2001 Incentive Plan, filed with the Commission on November 13, 2006 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.5*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 12, 2014 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

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

10.24*
Form of Stock Option Agreement for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.3 to our quarterly report on Form 10-Q and herein incorporated by reference.

10.25*	Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.25.

10.26*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K and herein incorporated by reference.

10.27*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

10.28
Purchase and Sale Agreement dated July 18, 2013 between PerkinElmer Health Sciences, Inc. and Senior Housing Properties Trust, filed with the Commission on July 22, 2013 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.29*
PerkinElmer, Inc.'s Amended and Restated Performance Incentive Plan (Executive Officers), filed with the Commission on February 25, 2014 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 28, 2014, (ii) Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 28, 2014, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 28, 2014, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2014, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.