Form 10-Q
period 2015-03-29
PERKINELMER INC
filed 2015-05-05
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
As of April 30, 2015, there were outstanding 113,193,707 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share data)
Product revenue	$359,313	$365,485
Service revenue	167,588	165,125
Total revenue	526,901	530,610
Cost of product revenue	184,609	189,284
Cost of service revenue	106,918	105,613
Total cost of revenue	291,527	294,897
Selling, general and administrative expenses	145,873	152,437
Research and development expenses	32,120	29,379
Restructuring and contract termination charges, net	—	2,135
Operating income from continuing operations	57,381	51,762
Interest and other expense, net	9,421	11,289
Income from continuing operations before income taxes	47,960	40,473
Provision for income taxes	7,649	5,522
Income from continuing operations	40,311	34,951
Loss from discontinued operations before income taxes	(37)	(1,030)
Loss on disposition of discontinued operations before income taxes	(13)	(72)
Income tax benefit from discontinued operations and dispositions	(73)	(375)
Gain (loss) on discontinued operations and dispositions	23	(727)
Net income	$40,334	$34,224
Basic earnings per share:
Income from continuing operations	$0.36	$0.31
Gain (loss) on discontinued operations and dispositions	0.00	(0.01)
Net income	$0.36	$0.30
Diluted earnings per share:
Income from continuing operations	$0.36	$0.31
Gain (loss) on discontinued operations and dispositions	0.00	(0.01)
Net income	$0.36	$0.30
Weighted average shares of common stock outstanding:
Basic	112,641	112,553
Diluted	113,439	113,777
Cash dividends per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net income	$40,334	$34,224
Other comprehensive income:
Foreign currency translation adjustments	(23,697)	634
Unrealized losses on securities, net of tax	(29)	(32)
Other comprehensive (loss) income	(23,726)	602
Comprehensive income	$16,608	$34,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2015	December 28, 2014
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$168,924	$174,821
Accounts receivable, net	415,378	470,563
Inventories	291,120	285,457
Other current assets	147,113	137,710
Total current assets	1,022,535	1,068,551
Property, plant and equipment:
At cost	485,101	492,814
Accumulated depreciation	(316,602)	(316,620)
Property, plant and equipment, net	168,499	176,194
Marketable securities and investments	1,598	1,568
Intangible assets, net	470,012	490,265
Goodwill	2,253,208	2,284,077
Other assets, net	112,419	113,420
Total assets	$4,028,271	$4,134,075
Current liabilities:
Current portion of long-term debt	$1,083	$1,075
Accounts payable	157,471	173,953
Accrued restructuring and contract termination charges	13,312	17,124
Accrued expenses and other current liabilities	376,585	403,021
Current liabilities of discontinued operations	2,130	2,137
Total current liabilities	550,581	597,310
Long-term debt	1,014,666	1,051,892
Long-term liabilities	403,139	442,771
Total liabilities	1,968,386	2,091,973
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 113,190,000 shares and 112,481,000 shares at March 29, 2015 and at December 28, 2014, respectively	113,190	112,481
Capital in excess of par value	102,673	94,276
Retained earnings	1,842,948	1,810,545
Accumulated other comprehensive income	1,074	24,800
Total stockholders’ equity	2,059,885	2,042,102
Total liabilities and stockholders’ equity	$4,028,271	$4,134,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Operating activities:
Net income	$40,334	$34,224
Less: (gain) loss from discontinued operations and dispositions, net of income taxes	(23)	727
Income from continuing operations	40,311	34,951
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	—	2,135
Depreciation and amortization	28,334	29,328
Stock-based compensation	3,987	4,516
Amortization of deferred debt financing costs, interest rate hedges and accretion of discounts	312	304
Amortization of acquired inventory revaluation	4,850	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	37,582	26,732
Inventories	(22,498)	(17,719)
Accounts payable	(12,335)	959
Accrued expenses and other	(42,895)	(13,093)
Net cash provided by operating activities of continuing operations	37,648	68,113
Net cash provided by (used in) operating activities of discontinued operations	15	(402)
Net cash provided by operating activities	37,663	67,711
Investing activities:
Capital expenditures	(4,479)	(6,020)
Changes in restricted cash balances	59	—
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(4,619)	—
Net cash used in investing activities	(9,039)	(6,020)
Financing activities:
Payments on revolving credit facility	(98,000)	(95,000)
Proceeds from revolving credit facility	61,000	90,000
Payments of debt financing costs	—	(1,724)
Settlement of hedges	15,563	—
Net payments on other credit facilities	(263)	(252)
Proceeds from issuance of common stock under stock plans	8,840	7,231
Purchases of common stock	(3,954)	(3,916)
Dividends paid	(7,876)	(7,887)
Net cash used in financing activities	(24,690)	(11,548)
Effect of exchange rate changes on cash and cash equivalents	(9,831)	728
Net (decrease) increase in cash and cash equivalents	(5,897)	50,871
Cash and cash equivalents at beginning of period	174,821	173,242
Cash and cash equivalents at end of period	$168,924	$224,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC (the “2014 Form 10-K”). The balance sheet amounts at December 28, 2014 in this report were derived from the Company’s audited 2014 consolidated financial statements included in the 2014 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 29, 2015 and March 30, 2014, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from March 29, 2015 through the date of the issuance of these condensed consolidated financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ending January 3, 2016 will include 53 weeks and the extra week will be included in the third quarter. The fiscal year ended December 28, 2014 included 52 weeks.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial provisions of this guidance are effective for interim and annual periods beginning after December 15, 2016. In April 2015, the Financial Accounting Standards Board tentatively decided to defer the effective date of the standard for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. An entity that uses this election must disclose it and consistently apply the practical expedient from year to year and to all of its defined benefit plans. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2015. Prospective application is required, and early adoption is permitted. The Company is evaluating the requirements of this guidance and expects to early adopt this guidance for its current fiscal year ending January 3, 2016 and for any interim period during the current fiscal year. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 2: Business Combinations
Acquisitions in fiscal year 2015
During the first three months of fiscal year 2015, the Company completed the acquisition of two businesses for total consideration of $4.7 million, in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and have been allocated to goodwill, of which $0.03 million is tax deductible. The Company reported the operations for these acquisitions within the results of the Company's Human Health and Environmental Health segments from the acquisition dates. As of March 29, 2015, the purchase accounting allocations related to these acquisitions were preliminary. In addition, subsequent to March 29, 2015, the Company completed the acquisition of a business for total consideration of $14.0 million, in cash, as of the closing date. The operations for this acquisition will be reported within the results of the Company's Environmental Health segment.
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

Other acquisitions in fiscal year 2014. In addition to the Perten acquisition, the Company completed the acquisition of two businesses in fiscal year 2014 for total consideration of $18.0 million in cash and $4.3 million of assumed debt. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Human Health and Environmental Health segments from the acquisition dates. As of March 29, 2015, the purchase accounting allocations related to acquisitions completed during fiscal year 2014 were preliminary.

The total purchase price for the acquisitions in fiscal year 2014 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Perten	2014 Other
	(Preliminary)
	(In thousands)
Fair value of business combination:
Cash payments	$269,937	$17,898
Working capital and other adjustments	—	151
Less: cash acquired	(16,732)	(124)
Total	$253,205	$17,925
Identifiable assets acquired and liabilities assumed:
Current assets	$32,805	$1,965
Property, plant and equipment	1,485	125
Other assets	—	364
Identifiable intangible assets:
Core technology	16,000	1,705
Trade names	7,000	—
Customer relationships	87,000	6,800
IPR&D	—	1,266
Goodwill	164,164	15,981
Deferred taxes	(31,454)	(3,072)
Deferred revenue	—	(589)
Liabilities assumed	(16,195)	(2,333)
Debt assumed	(7,600)	(4,287)
Total	$253,205	$17,925

The preliminary allocations of the purchase prices for acquisitions completed in fiscal years 2015 and 2014 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. Adjustments to the preliminary allocation of the purchase prices during the measurement period require the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of adjustments to the allocation of the purchase prices made during the measurement periods would be as if the adjustments had been completed on the acquisition dates. The effects of any such adjustments, if material, may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as adjustments made during the measurement periods are included in current period earnings.
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

The Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $31.4 million as of March 29, 2015. As of March 29, 2015, the Company has recorded contingent consideration obligations relating to the acquisition of Tetra Teknolojik Sistemler Limited Sirketi with an estimated fair value of $0.1 million. The earnout period for acquisitions with open contingency periods does not exceed three years from the respective acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional consideration which would be expensed.
Total transaction costs related to acquisition activities for the three months ended March 29, 2015 and March 30, 2014 were $0.2 million and $0.1 million, respectively, which were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 29, 2015 and December 28, 2014.
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
During the first three months of each of fiscal years 2015 and 2014, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized net pre-tax losses of $0.01 million and $0.1 million for the three months ended March 29, 2015 and March 30, 2014, respectively. These losses were recognized as a loss on disposition of discontinued operations.
Summary pre-tax operating results of discontinued operations, which include the periods prior to disposition, were as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Sales	$20	$1,294
Costs and expenses	57	2,324
Loss from discontinued operations before income taxes	$(37)	$(1,030)
The Company recorded tax benefits of $0.1 million and $0.4 million on discontinued operations and dispositions for the three months ended March 29, 2015 and March 30, 2014, respectively.

Note 4: Restructuring and Contract Termination Charges, Net

The Company's management has approved a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.

The Company implemented a restructuring plan in the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2014 Plan"). The Company implemented restructuring plans in the second and first quarters of fiscal year 2014 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2014 Plan" and "Q1 2014 Plan", respectively). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2014 Form 10-K. The Company also has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions during fiscal year 2014:

		Initial Restructuring or Contract Termination Charges		Total	Date or Expected Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health
	(In thousands, except headcount data)
Q3 2014 Plan	152	$7,126	$5,925	$13,051	Q3 FY2015
Q2 2014 Plan	22	545	190	735	Q2 FY2015
Q1 2014 Plan	17	370	197	567	Q4 FY2014
2014 Contract Termination Charges	—	—	1,545	1,545	Q4 FY2015

The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

At March 29, 2015, the Company had $19.2 million recorded for accrued restructuring and contract termination charges, of which $13.3 million was recorded in short-term accrued restructuring and contract termination charges and $5.9 million was recorded in long-term liabilities. At December 28, 2014, the Company had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during the three months ended March 29, 2015:

	Balance at December 28, 2014	2015 Amounts Paid	Balance at March 29, 2015
	(In thousands)
Q3 2014 Plan	$10,059	$(3,139)	$6,920
Q2 2014 Plan	251	(8)	243
Q1 2014 Plan	92	—	92
Previous Plans	13,124	(1,427)	11,697
Restructuring	23,526	(4,574)	18,952
Contract Termination	304	(89)	215
Total Restructuring and Contract Termination	$23,830	$(4,663)	$19,167

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Interest income	$(209)	$(94)
Interest expense	9,388	9,219
Other expense, net	242	2,164
Total interest and other expense, net	$9,421	$11,289

Note 6: Inventories

Inventories as of March 29, 2015 and December 28, 2014 consisted of the following:

	March 29, 2015	December 28, 2014
	(In thousands)
Raw materials	$98,042	$96,169
Work in progress	20,106	18,783
Finished goods	172,972	170,505
Total inventories	$291,120	$285,457

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
At March 29, 2015, the Company had gross tax effected unrecognized tax benefits of $30.7 million, of which $26.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $5.2 million of its uncertain tax positions at March 29, 2015, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2007 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first three months of fiscal years 2015 and 2014, the Company recorded net discrete income tax benefits of $1.8 million and $2.0 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The Company's senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of March 29, 2015, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of March 29, 2015, the Company had $208.8 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At March 29, 2015, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of March 29, 2015 was 108 basis points. The weighted average Eurocurrency interest rate as of March 29, 2015 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At March 29, 2015 and December 28, 2014, the Company had $479.0 million and $516.0 million, respectively, of borrowings in U.S. dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for the Company's previous facility. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of both March 29, 2015 and December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At March 29, 2015, the Company had $39.0 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.9 million was recorded as long-term debt. At December 28, 2014, the Company had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Number of common shares—basic	112,641	112,553
Effect of dilutive securities:
Stock options	677	1,052
Restricted stock awards	121	172
Number of common shares—diluted	113,439	113,777
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	932	459
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The Company’s management reviews the results of the Company’s operations by the Human Health and Environmental Health operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2014 Form 10-K.

The Company realigned its organization at the beginning of fiscal year 2015 to enable the Company to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, the multivendor service offering business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. The results reported for the three months ended March 29, 2015 reflect this new alignment of the Company's operating segments. Financial information in this report relating to the three months ended March 30, 2014 and the fiscal year ended 2014 have been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of the Company's two operating segments are:

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Human Health
Product revenue	$231,147	$239,030
Service revenue	94,906	91,003
Total revenue	326,053	330,033
Operating income from continuing operations	55,882	43,982
Environmental Health
Product revenue	128,166	126,455
Service revenue	72,682	74,122
Total revenue	200,848	200,577
Operating income from continuing operations	11,346	21,607
Corporate
Operating loss from continuing operations(1)	(9,847)	(13,827)
Continuing Operations
Product revenue	359,313	365,485
Service revenue	167,588	165,125
Total revenue	526,901	530,610
Operating income from continuing operations	57,381	51,762
Interest and other expense, net (see Note 5)	9,421	11,289
Income from continuing operations before income taxes	$47,960	$40,473
____________________________

(1)
In 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint that alleged that the Company separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. The Company entered into a settlement agreement with Enzo dated June 20, 2014 and during fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded in the second quarter of fiscal year 2014. In addition, $3.2 million of expenses were incurred and recorded in preparation for the trial during the three months ended March 30, 2014.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	March 29, 2015	December 28, 2014
	(In thousands)
Foreign currency translation adjustments	$(365)	$23,332
Unrecognized prior service costs, net of income taxes	1,575	1,575
Unrealized net losses on securities, net of income taxes	(136)	(107)
Accumulated other comprehensive income	$1,074	$24,800

Stock Repurchase Program:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the three months ended March 29, 2015, the Company did not repurchase shares of common stock in the open market, under the

Repurchase Program. As of March 29, 2015, 7.4 million shares of the Company’s common stock remained available for repurchase from the 8.0 million shares authorized by the Board under the Repurchase Program.
The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended March 29, 2015, the Company repurchased 85,739 shares of common stock for this purpose at an aggregate cost of $4.0 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2015 and in each quarter of fiscal year 2014. At March 29, 2015, the Company has accrued $7.9 million for dividends declared on January 23, 2015 for the first quarter of fiscal year 2015, payable in May 2015. On April 27, 2015, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2015 that will be payable in August 2015. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Cost of product and service revenue	$249	$333
Research and development expenses	159	141
Selling, general and administrative expenses	3,579	4,042
Total stock-based compensation expense	$3,987	$4,516
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.3 million and $1.6 million for the three months ended March 29, 2015 and March 30, 2014, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million and $0.3 million as of March 29, 2015 and March 30, 2014, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Risk-free interest rate	1.3%	1.5%
Expected dividend yield	0.6%	0.7%
Expected lives	5 years	5 years
Expected stock volatility	26.5%	30.9%

The following table summarizes stock option activity for the three months ended March 29, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 28, 2014	2,828	$26.11
Granted	484	46.22
Exercised	(573)	15.43
Canceled	(3)	22.00
Forfeited	(51)	23.93
Outstanding at March 29, 2015	2,685	$32.06	4.3	$37.7
Exercisable at March 29, 2015	1,720	$25.92	3.1	$34.6
Vested and expected to vest in the future	2,611	$31.80	4.2	$37.3
The weighted-average per-share grant-date fair value of options granted during the three months ended March 29, 2015 and March 30, 2014 was $10.99 and $11.85, respectively. The total intrinsic value of options exercised during the three months ended March 29, 2015 and March 30, 2014 was $17.7 million and $6.5 million, respectively. Cash received from option exercises for the three months ended March 29, 2015 and March 30, 2014 was $8.8 million and $7.2 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $0.8 million and $1.5 million for the three months ended March 29, 2015 and March 30, 2014, respectively.
There was $9.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of March 29, 2015. This cost is expected to be recognized over a weighted-average period of 2.3 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended March 29, 2015:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 28, 2014	558	$35.51
Granted	208	46.32
Vested	(221)	29.99
Forfeited	(7)	37.05
Nonvested at March 29, 2015	538	$41.93
The weighted-average per-share grant-date fair value of restricted stock awards granted during the three months ended March 29, 2015 and March 30, 2014 was $46.32 and $42.55, respectively. The fair value of restricted stock awards vested during the three months ended March 29, 2015 and March 30, 2014 was $6.6 million and $6.8 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.0 million for each of the three months ended March 29, 2015 and March 30, 2014.
As of March 29, 2015, there was $17.2 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Performance Units: The Company granted 66,509 and 79,463 performance units during the three months ended March 29, 2015 and March 30, 2014, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the three months ended March 29, 2015 and March 30, 2014 was $46.83 and $42.84, respectively. The total compensation expense recognized related to performance units was $1.1 million and $1.0 million for the three months ended March 29, 2015 and March 30, 2014, respectively. As of March 29, 2015, there were 210,275 performance units outstanding and subject to forfeiture, with a corresponding liability of $3.3 million recorded in accrued expenses and other current liabilities.

Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company granted 544 shares to a new non-employee member of the Board during the three months ended March 29, 2015. The weighted-average per-share grant-date fair value of the stock award granted during the three months ended March 29, 2015 was $45.98. The total compensation expense recognized related to this stock award was $0.03 million during the three months ended March 29, 2015.
Employee Stock Purchase Plan: During the three months ended March 29, 2015, the Company issued 29,565 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $41.54 per share. During the three months ended March 30, 2014, the Company issued 31,854 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $39.17 per share. At March 29, 2015, an aggregate of 1.0 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 1, 2015, its annual impairment date for fiscal year 2015. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20.0% for each reporting unit. The long-term terminal growth rates for the Company’s reporting units ranged from 4.0% to 6.5% for the fiscal year 2015 impairment analysis. The range for the discount rates for the reporting units was 9.5% to 12.5%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.
Subsequent to the 2015 annual impairment test, the Company realigned its organization, as discussed in Note 10. While the realignment did not have a significant impact on the fair values of the reporting units as discussed above, the realignment did result in a change in the composition of the Company's reportable segments. OneSource, the multivendor service offering business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. As a result of the new alignment, the Company will reallocate goodwill from the Environmental Health segment to the Human Health segment based on the relative fair value, determined using the income approach, of the business. The change resulted in a preliminary goodwill reallocation of $27.0 million from the Environmental Health segment into the Human Health segment as of March 29, 2015.
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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2015, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2015.
The changes in the carrying amount of goodwill for the period ended March 29, 2015 from December 28, 2014 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 28, 2014	$1,648,590	$635,487	$2,284,077
Foreign currency translation	(23,024)	(9,407)	(32,431)
Acquisitions and other	33	1,529	1,562
Balance at March 29, 2015	$1,625,599	$627,609	$2,253,208
Identifiable intangible asset balances at March 29, 2015 and December 28, 2014 by category were as follows:

	March 29, 2015	December 28, 2014
	(In thousands)
Patents	$39,913	$39,953
Less: Accumulated amortization	(27,816)	(27,200)
Net patents	12,097	12,753
Trade names and trademarks	39,957	40,069
Less: Accumulated amortization	(17,793)	(16,936)
Net trade names and trademarks	22,164	23,133
Licenses	59,183	59,631
Less: Accumulated amortization	(42,439)	(41,792)
Net licenses	16,744	17,839
Core technology	296,665	298,491
Less: Accumulated amortization	(190,519)	(184,697)
Net core technology	106,146	113,794
Customer relationships	400,510	402,185
Less: Accumulated amortization	(164,551)	(156,994)
Net customer relationships	235,959	245,191
IPR&D	9,583	10,103
Less: Accumulated amortization	(3,265)	(3,132)
Net IPR&D	6,318	6,971
Net amortizable intangible assets	399,428	419,681
Non-amortizing intangible assets:
Trade names and trademarks	70,584	70,584
Total	$470,012	$490,265
Total amortization expense related to definite-lived intangible assets was $19.8 million and $20.7 million for the three months ended March 29, 2015 and March 30, 2014, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $60.9 million for the remainder of fiscal year 2015, $71.9 million for fiscal year 2016, $62.3 million for fiscal year 2017, $49.2 million for fiscal year 2018, and $37.7 million for fiscal year 2019.

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

A summary of warranty reserve activity for the three months ended March 29, 2015 and March 30, 2014 is as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Balance beginning of period	$10,783	$10,534
Provision charged to income	4,158	4,077
Payments	(3,762)	(3,967)
Adjustments to previously provided warranties, net	79	(297)
Foreign currency translation and acquisitions	(387)	10
Balance end of period	$10,871	$10,357

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic (credit) benefit cost for the Company’s various defined benefit employee pension and postretirement plans for the three months ended March 29, 2015 and March 30, 2014:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(In thousands)
Service cost	$1,106	$1,030	$27	$24
Interest cost	5,250	5,916	36	39
Expected return on plan assets	(6,512)	(6,263)	(266)	(241)
Amortization of prior service costs	(64)	(71)	—	—
Net periodic (credit) benefit cost	$(220)	$612	$(203)	$(178)
During the three months ended March 29, 2015 and March 30, 2014, the Company contributed $4.9 million and $0.9 million, respectively, in the aggregate, to pension plans outside of the United States. During the three months ended March 29, 2015, the Company contributed $20.0 million to its defined benefit pension plan in the United States.
In the third quarter of fiscal year 2014, the Company notified employees of its intention to terminate their employment as part of the Q3 2014 restructuring plan. The removal of these participants will decrease the expected future service lives in excess of the curtailment limit for one of the Company's pension plans, which will result in a curtailment gain. When the curtailment occurs, the curtailment will be measured and recorded when the notified employees are separated from the Company. As part of a curtailment, the Company is required to remeasure the assets and liabilities of the plan that has the curtailment based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which may result in an additional gain or loss in addition to the curtailment gain. Employee separation is expected to be completed during the first half of fiscal year 2015.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in operating results in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2014 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions.

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

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s condensed consolidated balance sheets. The unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in earnings, included in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from operating activities within the Company’s condensed consolidated statement of cash flows.

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $108.2 million, $95.0 million and $95.0 million at March 29, 2015, December 28, 2014 and March 30, 2014, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended March 29, 2015 and March 30, 2014.

In addition, in connection with certain intercompany loan agreements the Company enters into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. The Company records these hedges at fair value on the Company’s condensed consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in earnings, included in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within the Company’s condensed consolidated statement of cash flows.

The combined Euro denominated notional amounts of these hedges was €273.7 million and €238.2 million as of March 29, 2015 and December 28, 2014, respectively. During the three months ended March 29, 2015, the Company settled one of these forward exchange contracts and entered into two more contracts that will also settle in fiscal year 2015. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for the three months ending March 29, 2015. The Company received $15.6 million as a result of the settlement of these hedges in the three months ended March 29, 2015.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of March 29, 2015.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 29, 2015. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of March 29, 2015 and December 28, 2014 classified in one of the three classifications described above:

		Fair Value Measurements at March 29, 2015 Using:
	Total Carrying Value at March 29, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,598	$1,598	$—	$—
Foreign exchange derivative assets	6,629	—	6,629	—
Foreign exchange derivative liabilities	(575)	—	(575)	—
Contingent consideration	(81)	—	—	(81)

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,568	$1,568	$—	$—
Foreign exchange derivative assets	3,205	—	3,205	—
Foreign exchange derivative liabilities	(302)	—	(302)	—
Contingent consideration	(91)	—	—	(91)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both March 29, 2015 and December 28, 2014, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.
Contingent consideration:    The Company has classified its net liabilities for contingent consideration relating to its acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the significant acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2014 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $31.4 million as of March 29, 2015. As of March 29, 2015, the Company has recorded contingent consideration obligations relating to the acquisition of Tetra Teknolojik Sistemler Limited Sirketi with an estimated fair value of $0.1 million. The earnout period for acquisitions with open contingency periods does not exceed three years from the respective acquisition date, and the remaining weighted average earnout period at March 29, 2015 was six months.

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Balance beginning of period	$(91)	$(4,926)
Amounts paid and foreign currency translation	10	—
Change in fair value (included within selling, general and administrative expenses)	—	(55)
Balance end of period	$(81)	$(4,981)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had amounts outstanding, excluding letters of credit, of $479.0 million and $516.0 million as of March 29, 2015 and December 28, 2014, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2015. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount, and a fair value of $548.1 million as of March 29, 2015. The 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount, and a fair value of $542.7 million as of December 28, 2014. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt. The Company's financing lease obligations had an aggregate carrying value of $39.0 million and $39.3 million as of March 29, 2015 and December 28, 2014, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate. As of March 29, 2015, the 2021 Notes and financing lease obligations were classified as Level 2.
As of March 29, 2015, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.0 million and $12.3 million as of March 29, 2015 and December 28, 2014, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at March 29, 2015 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, the multivendor service offering business that serves our life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for the three months ended March 29, 2015 reflect this new alignment of our operating segments. Financial information in this report relating to the three months ended March 30, 2014 and the fiscal year ended 2014 have been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of our two operating segments are:

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

As a result of the realignment, we reallocated goodwill from our Environmental Health segment to our Human Health segment based on the relative fair value, determined using the income approach, of the business within the historical Environmental Health segment. The change resulted in $27.0 million of goodwill being allocated from our Environmental Health segment to our Human Health segment as of December 28, 2014.
Overview of the First Quarter of Fiscal Year 2015
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2016 will include 53 weeks. The extra week in fiscal year 2015 will be included in the third quarter. The fiscal year ended December 28, 2014 included 52 weeks.
Our overall revenue in the first quarter of fiscal year 2015 was $526.9 million and decreased $3.7 million, or 1%, as compared to the first quarter of fiscal year 2014, reflecting a decrease of $4.0 million, or 1%, in our Human Health segment revenue, which was partially offset by an increase of $0.3 million, or 0.1%, in our Environmental Health segment revenue. During the first quarter of fiscal year 2015, our Human Health segment experienced growth, driven primarily by our newborn screening business within our diagnostics market and growth generated across various existing and new products within our research market. However, this growth was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro. The increase in our Environmental Health segment revenue during the first quarter of fiscal year 2015 was primarily due to growth in our materials characterization product family within our environmental and industrial markets and revenue from the acquisition of Perten Instruments Group AB ("Perten"), which was partially offset by unfavorable impacts from foreign currency.
In our Human Health segment, we experienced growth during the first quarter of fiscal year 2015 in several of our products within our end markets, as compared to the first quarter of fiscal year 2014. In our diagnostics market we experienced growth from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, which was more than offset by the impact of unfavorable foreign currency. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the first quarter of fiscal year

2015. In our research market we experienced growth due to new product introductions, such as the Opera Phenix, as well as improved demand for our innovative automation systems, radio-chemicals and our OneSource and informatics offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. Our medical imaging business experienced growth during the first quarter of fiscal year 2015 due to demand for our wireless cassette detector used in diagnostic imaging and veterinary applications. The growth in our Human Health segment was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, we had an increase in revenue for the first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014, despite a decrease in revenue due to strengthening of the U.S. dollar. The increase in revenue was primarily due to growth in our materials characterization product family within our environmental and industrial markets, in addition to revenue from the acquisition of Perten. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 25 basis points in the first quarter of fiscal year 2015, as compared to the first quarter of fiscal year 2014, due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings and early benefits from our initiatives to improve our supply chain. Our consolidated operating margins increased 114 basis points in the first quarter of fiscal year 2015, as compared to the first quarter of fiscal year 2014, primarily due to higher gross margins and cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development and unfavorable impacts from foreign currency.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our Audited Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (our “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the three months ended March 29, 2015.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended March 29, 2015 was $526.9 million, as compared to $530.6 million for the three months ended March 30, 2014, a decrease of $3.7 million, or 1%, which includes an approximate 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 3% increase from acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Human Health segment revenue decreased $4.0 million, or 1%, due to a decrease in research market revenue of $2.9 million and a decrease in diagnostics market revenue of $1.1 million. Our Environmental Health segment revenue increased $0.3 million, or 0.1%, due to an increase in our environmental and industrial markets revenue of $3.8 million, which was partially offset by a decrease in laboratory services market revenue of $3.5 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.3 million of revenue for the three months ended March 29, 2015 and $1.5 million for the three months ended March 30, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended March 29, 2015 was $291.5 million, as compared to $294.9 million for the three months ended March 30, 2014, a decrease of $3.4 million, or 1%. As a percentage of revenue, cost of revenue decreased to 55.3% for the three months ended March 29, 2015, from 55.6% for the three months ended March 30, 2014, resulting in an increase in gross margin of 25 basis points to 44.7% for the three months ended March 29, 2015, from 44.4% for the three months ended March 30, 2014. Amortization of intangible assets decreased and was $10.7 million for the three months ended March 29, 2015, as compared to $12.7 million for the three months ended March 30, 2014. Stock-based compensation expense was $0.2 million for the three months ended March 29, 2015, as compared to $0.3 million for the three months ended March 30, 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.2 million for the three months ended March 29, 2015, as compared to a gain of $0.1 million for the three months ended March 30, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $4.9 million for the three months ended March 29, 2015. Acquisition related costs added an incremental expense of $0.02 million for each of the three months ended March 29, 2015 and March 30, 2014. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and early benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 29, 2015 were $145.9 million, as compared to $152.4 million for the three months ended March 30, 2014, a decrease of $6.6 million, or 4%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.7% for the three months ended March 29, 2015, as compared to 28.7% for the three months ended March 30, 2014. Amortization of intangible assets increased and was $9.0 million for the three months ended March 29, 2015, as compared to $7.8 million for the three months ended March 30, 2014. Stock-based compensation expense decreased and was $3.6 million for the three months ended March 29, 2015, as compared to $4.0 million for the three months ended March 30, 2014. Significant legal expenses related to preparation for the trial of a particular case were $3.2 million for the three months ended March 30, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.2 million for each of the three months ended March 29, 2015 and March 30, 2014. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives, which was partially offset by unfavorable impacts from foreign currency.
Research and Development Expenses
Research and development expenses for the three months ended March 29, 2015 were $32.1 million, as compared to $29.4 million for the three months ended March 30, 2014, an increase of $2.7 million, or 9%. As a percentage of revenue, research and development expenses increased and were 6.1% for the three months ended March 29, 2015, as compared to 5.5% for the three months ended March 30, 2014. Amortization of intangible assets decreased and was $0.1 million for the three months ended March 29, 2015, as compared to $0.2 million for the three months ended March 30, 2014. Stock-based compensation expense was $0.2 million and $0.1 million for the three months ended March 29, 2015 and March 30, 2014, respectively. In addition to the above items, the increase in research and development expenses was primarily the result of new product releases and investments in new product development. During the first three months of each of fiscal years 2015 and 2014, we directed research and development efforts towards the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Contract Termination Charges, Net
Our management has approved a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, and are included as a component of operating expenses from continuing operations.

We implemented a restructuring plan in the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2014 Plan"). We implemented restructuring plans in the second and first quarters of fiscal year 2014 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2014 Plan" and "Q1 2014 Plan", respectively). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2014 Form 10-K. We have also terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions during fiscal year 2014:

		Initial Restructuring or Contract Termination Charges		Total	Date or Expected Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health
	(In thousands, except headcount data)
Q3 2014 Plan	152	$7,126	$5,925	$13,051	Q3 FY2015
Q2 2014 Plan	22	545	190	735	Q2 FY2015
Q1 2014 Plan	17	370	197	567	Q4 FY2014
2014 Contract Termination Charges	—	—	1,545	1,545	Q4 FY2015

We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

At March 29, 2015, we had $19.2 million recorded for accrued restructuring and contract termination charges, of which $13.3 million was recorded in short-term accrued restructuring and contract termination charges and $5.9 million was recorded in long-term liabilities. At December 28, 2014, we had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during the three months ended March 29, 2015:

	Balance at December 28, 2014	2015 Amounts Paid	Balance at March 29, 2015
	(In thousands)
Q3 2014 Plan	$10,059	$(3,139)	$6,920
Q2 2014 Plan	251	(8)	243
Q1 2014 Plan	92	—	92
Previous Plans	13,124	(1,427)	11,697
Restructuring	23,526	(4,574)	18,952
Contract Termination	304	(89)	215
Total Restructuring and Contract Termination	$23,830	$(4,663)	$19,167

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Interest income	$(209)	$(94)
Interest expense	9,388	9,219
Other expense, net	242	2,164
Total interest and other expense, net	$9,421	$11,289
Interest and other expense, net, for the three months ended March 29, 2015 was an expense of $9.4 million, as compared to an expense of $11.3 million for the three months ended March 30, 2014, a decrease of $1.9 million. The decrease in interest and other expense, net, for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, was primarily due to a decrease in other expense, net and consisted primarily of expenses related to foreign currency transactions and the translation of non-functional currency assets and liabilities.
Provision for Income Taxes
For the three months ended March 29, 2015 and March 30, 2014, the provision for income taxes from continuing operations was $7.6 million and $5.5 million, respectively.
The effective tax rate from continuing operations was 16.0% and 13.6% for the three months ended March 29, 2015 and March 30, 2014, respectively. The higher effective tax rate during the first three months of fiscal year 2015 as compared to the first three months of fiscal year 2014 was primarily due to increased projected income in certain higher tax rate jurisdictions in fiscal year 2015, which increased the annual effective tax rate.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of March 29, 2015 and December 28, 2014.
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
During the first three months of each of fiscal years 2015 and 2014, we settled various commitments related to the divestiture of other discontinued operations. We recognized net pre-tax losses of $0.01 million and $0.1 million for the three months ended March 29, 2015 and March 30, 2014, respectively. These losses were recognized as a loss on disposition of discontinued operations.
Summary pre-tax operating results of discontinued operations, which include the periods prior to disposition, were as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Sales	$20	$1,294
Costs and expenses	57	2,324
Loss from discontinued operations before income taxes	$(37)	$(1,030)

We recorded tax benefits of $0.1 million and $0.4 million on discontinued operations and dispositions for the three months ended March 29, 2015 and March 30, 2014, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.0 million and $12.3 million as of March 29, 2015 and December 28, 2014, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
Various tax years after 2007 remain open to examination by certain jurisdictions in which we have significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at March 29, 2015 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended March 29, 2015 was $326.1 million, as compared to $330.0 million for the three months ended March 30, 2014, a decrease of $4.0 million, or 1%, which includes an approximate 5% decrease in revenue attributable to unfavorable changes in foreign exchange rates and a 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in revenue in our Human Health segment reflects a decrease in research market revenue of $2.9 million and a decrease in diagnostics market revenue of $1.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.3 million of revenue in our Human Health segment for the three months ended March 29, 2015 and $1.5 million for the three months ended March 30, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our Human Health segment, we experienced growth during the first quarter of fiscal year 2015 in several of our products within our end markets, as compared to the first quarter of fiscal year 2014. In our diagnostics market we experienced growth from continued expansion of our prenatal, newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, which was more than offset by the impact of unfavorable foreign currency. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the first quarter of fiscal year 2015. In our research market we experienced growth due to new product introductions, such as the Opera Phenix, as well as improved demand for our innovative automation systems, radio-chemicals and our OneSource and informatics offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time, while reducing maintenance costs, all of which continue to be critical for our customers. Our medical imaging business experienced growth during the first quarter of fiscal year 2015 due to demand for our wireless cassette detector used in diagnostic imaging and veterinary applications. The growth in our Human Health segment was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro.
Operating income from continuing operations for the three months ended March 29, 2015 was $55.9 million, as compared to $44.0 million for the three months ended March 30, 2014, an increase of $11.9 million, or 27%. Amortization of intangible assets decreased and was $15.5 million for the three months ended March 29, 2015, as compared to $18.0 million for the three months ended March 30, 2014. Restructuring and contract termination charges, net, were $0.5 million for the three months ended March 30, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.1 million for each of the three months ended March 29, 2015 and March 30, 2014. In addition to the above items, increased operating income for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings, and lower costs related to cost containment and productivity initiatives, which was partially offset by unfavorable impacts from foreign currency.
Environmental Health
Revenue for the three months ended March 29, 2015 was $200.8 million, as compared to $200.6 million for the three months ended March 30, 2014, an increase of $0.3 million, or 0.1%, which includes an approximate 8% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 6% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in our environmental and industrial revenue of $3.8 million, which was partially offset by a decrease in laboratory services market revenue of $3.5 million. The increase in our Environmental Health segment revenue during the three months ended March 29, 2015 as compared to the three months ended March 30, 2014 was primarily due to growth in our materials characterization product family within our environmental and industrial markets and revenue from the acquisition of Perten, which was partially offset by a decrease in revenue from our laboratory services business and unfavorable impacts from foreign currency.
Operating income from continuing operations for the three months ended March 29, 2015 was $11.3 million, as compared to $21.6 million for the three months ended March 30, 2014, a decrease of $10.3 million, or 47%. Amortization of intangible assets increased and was $4.4 million for the three months ended March 29, 2015, as compared to $2.7 million for the three months ended March 30, 2014. Restructuring and contract termination charges, net were $1.6 million for the three months ended March 30, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $4.9 million for the three months ended March 29, 2015. Acquisition related costs for the reversal of contingent consideration and other acquisition costs added an incremental expense of $0.1 million for each of the three months ended March 29, 2015 and March 30, 2014. In addition to the above items, operating income decreased for the three months ended March 29, 2015, as compared to the three months ended March 30, 2014, due to increased costs related to investments in new product development and unfavorable impacts from foreign currency, which was partially offset by favorable changes in product mix, with an increase in sales of higher gross margin product offerings, early benefits from our initiatives to improve our supply chain, and lower costs related to cost containment initiatives.

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
At March 29, 2015, we had cash and cash equivalents of $168.9 million, of which $161.8 million was held by our non-U.S. subsidiaries, and we had $208.8 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at March 29, 2015.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $161.8 million of cash and cash equivalents held by our non-U.S. subsidiaries at March 29, 2015, we would incur U.S. taxes on approximately $8.5 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the three months ended March 29, 2015, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of March 29, 2015, 7.4 million shares of our common stock remained available for repurchase from the 8.0 million shares authorized by our Board under the Repurchase Program.
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended March 29, 2015, we repurchased 85,739 shares of common stock for this purpose at an aggregate cost of $4.0 million.
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
During the first three months of fiscal year 2015, we contributed $20.0 million, in the aggregate, to our defined benefit pension plan in the United States. During the first three months of fiscal year 2015, we contributed $4.9 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $2.6 million by the end of fiscal year 2015. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans. In the third quarter of fiscal year 2014, we notified employees of our intention to terminate their employment as part of the Q3 2014 restructuring plan. The removal of these participants will decrease the expected future service lives in excess of the curtailment limit for one of our pension plans, which will result in a curtailment gain. When the curtailment occurs, the curtailment will be measured and recorded when the notified employees are separated from us. As part of a curtailment, we are required to remeasure the assets and liabilities of the plan that has the curtailment based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which may result in an additional gain or loss in addition to the curtailment gain. Employee separation is expected to be completed during the first half of fiscal year 2015.

Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2015. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2015. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2015.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $37.6 million for the three months ended March 29, 2015, as compared to net cash provided by continuing operations of $68.1 million for the three months ended March 30, 2014, a decrease in cash provided of $30.5 million. The cash provided by operating activities for the three months ended March 29, 2015 was principally a result of income from continuing operations of $40.3 million, depreciation and amortization of $28.3 million, stock-based compensation expense of $4.0 million and an increase in working capital of $2.7 million. Contributing to the net cash increase of working capital for the three months ended March 29, 2015, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts receivable of $37.6 million, which was partially offset by an increase in inventory of $22.5 million and a decrease in accounts payable of $12.3 million. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first three months of fiscal year 2015. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2015. Changes in accrued expenses, other assets and liabilities and other items, net, decreased cash provided by operating activities by $37.7 million for the three months ended March 29, 2015, as compared to $12.8 million for the three months ended March 30, 2014. These changes primarily related to the timing of payments for taxes, restructuring, and salary and benefits. During the three months ended March 29, 2015, we made contributions of $4.9 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States, which was included in accrued expenses.
Investing Activities. Net cash used in the investing activities of our continuing operations was $9.0 million for the three months ended March 29, 2015 as compared to $6.0 million for the three months ended March 30, 2014, an increase of $3.0 million. For the three months ended March 29, 2015, the net cash used in investing activities of our continuing operations was principally a result of $4.6 million of cash used for acquisitions and investments, and capital expenditures of $4.5 million. Net cash used for capital expenditures was $6.0 million for the three months ended March 30, 2014. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases.
Financing Activities. Net cash used in financing activities was $24.7 million for the three months ended March 29, 2015, as compared to $11.5 million for the three months ended March 30, 2014, an increase of $13.1 million. For the three months ended March 29, 2015, we repurchased 85,739 shares of our common stock pursuant to our equity incentive plans, for a total cost of $4.0 million, including commissions. This compares to repurchases of 90,230 shares of our common stock pursuant to our equity incentive plans for the three months ended March 30, 2014, for a total cost of $3.9 million, including commissions. Proceeds from the issuance of common stock under stock plans was $8.8 million for the three months ended March 29, 2015 as compared to proceeds from the issuance of common stock under stock plans of $7.2 million for the three months ended March 30, 2014. During the three months ended March 29, 2015, debt payments on our senior unsecured revolving credit facility totaled $98.0 million, which were partially offset by debt borrowings of $61.0 million. During the three months ended March 30, 2014, debt payments on our senior unsecured revolving credit facility totaled $95.0 million, which were partially offset by debt borrowings of $90.0 million. We paid $7.9 million in dividends during each of the three months ended March 29, 2015 and March 30, 2014. For each of the three months ended March 29, 2015 and March 30, 2014, we made net payments on other credit facilities of $0.3 million. During the three months ended March 29, 2015, we received $15.6 million for settlement of forward foreign exchange contracts. During the three months ended March 30, 2014, we paid $1.7 million of debt financing costs for the refinancing of our debt held under the previous senior unsecured revolving credit facility.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of March 29, 2015, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of March 29, 2015, we had $208.8 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At March 29, 2015, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of March 29, 2015 was 108 basis points. The weighted average Eurocurrency interest rate as of March 29, 2015 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At March 29, 2015 and December 28, 2014, we had $479.0 million and $516.0 million, respectively, of borrowings in U.S. dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for our previous facility. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of March 29, 2015.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of both March 29, 2015 and December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of March 29, 2015.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At March 29, 2015, we had $39.0 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.9 million was recorded as long-term debt. At December 28, 2014, we had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2015 and for each quarter of fiscal year 2014. At March 29, 2015, we had accrued $7.9 million for dividends declared on January 23, 2015 for the first quarter of fiscal year 2015, payable in May 2015. On April 27, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2015 that will be payable in August 2015. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial provisions of this guidance are effective for interim and annual periods beginning after December 15, 2016. In April 2015, the Financial Accounting Standards Board tentatively decided to defer the effective date of the standard for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. An entity that uses this election must disclose it and consistently apply the practical expedient from year to year and to all of its defined benefit plans. The provisions of this guidance are effective for interim and annual periods beginning after December 15, 2015. Prospective application is required, and early adoption is permitted. We are evaluating the requirements of this guidance and expect to early adopt this guidance for our current fiscal year ending January 3, 2016 and for any interim period during the current fiscal year. The adoption is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2014 Form 10-K.
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

We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments. Although we attempt to manage our foreign currency exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, sales and net income generally will be positively but not proportionately impacted. Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, sales and net income will generally be negatively but not proportionately impacted.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on our condensed consolidated balance sheets. The unrealized gains and losses on our foreign currency contracts are recognized immediately in earnings, included in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from operating activities within our condensed consolidated statement of cash flows.

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $108.2 million, $95.0 million and $95.0 million at March 29, 2015, December 28, 2014 and March 30, 2014, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended March 29, 2015 and March 30, 2014.

In addition, in connection with certain intercompany loan agreements we enter into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. We record these hedges at fair value on our condensed consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in earnings, included in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within our condensed consolidated statement of cash flows.

The combined Euro denominated notional amounts of these hedges was €273.7 million and €238.2 million as of March 29, 2015 and December 28, 2014, respectively. During the three months ended March 29, 2015, we settled one of these forward exchange contracts and entered into two more contracts to also settle in fiscal year 2015. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for the three months ending March 29, 2015. We received $15.6 million as a result of the settlement of these hedges in the three months ended March 29, 2015.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2014 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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

Interest Rate Risk—Sensitivity. Our 2014 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2014 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 29, 2015. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended March 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at March 29, 2015 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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

•	accurately anticipate customer needs,

•	innovate and develop new reliable technologies and applications,

•	successfully commercialize new technologies in a timely manner,

•	price our products competitively, and manufacture and deliver our products in sufficient volumes and on time, and

•	differentiate our offerings from our competitors’ offerings.
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Perten Instruments Group AB in the fourth quarter of fiscal year 2014. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the three months ended March 29, 2015. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in actual, or from projected, foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	embargoes, trade protection measures and import or export licensing requirements,

•	policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in transferring cash between international operations and the United States,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection,

•	increasing global enforcement of anti-bribery and anti-corruption laws, and

•	differing regulatory requirements and changes in those requirements.
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
As of March 29, 2015, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 23, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2015 that will be payable in May 2015. On April 27, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2015 that will be payable in August 2015. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2014—February 1, 2015	—	$—	—	7,400,000
February 2, 2015—March 1, 2015	85,347	$46.11	—	7,400,000
March 2, 2015—March 29, 2015	392	$47.86	—	7,400,000
Activity for quarter ended March 29, 2015	85,739	$46.12	—	7,400,000
 ____________________

(1)
On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2015, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of March 29, 2015, 7.4 million shares authorized by our Board under the Repurchase Program remained available for repurchase.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the first quarter of fiscal year 2015, we repurchased 85,739 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 29, 2015 and March 30, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2015 and March 30, 2014, (iii) Condensed Consolidated Balance Sheets at March 29, 2015 and December 28, 2014, (iv) Condensed Consolidated

Statement of Cash Flows for the three months ended March 29, 2015 and March 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 5, 2015	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 5, 2015	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 29, 2015 and March 30, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2015 and March 30, 2014, (iii) Condensed Consolidated Balance Sheets at March 29, 2015 and December 28, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2015 and March 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.