Form 10-Q
period 2015-06-28
PERKINELMER INC
filed 2015-08-04
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2015, there were outstanding 113,383,409 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per share data)
Product revenue	$388,718	$381,609	$748,031	$747,093
Service revenue	175,188	174,561	342,776	339,687
Total revenue	563,906	556,170	1,090,807	1,086,780
Cost of product revenue	201,675	201,649	386,284	390,933
Cost of service revenue	109,719	106,537	216,637	212,150
Total cost of revenue	311,394	308,186	602,921	603,083
Selling, general and administrative expenses	146,742	147,253	292,615	299,690
Research and development expenses	32,683	30,352	64,803	59,731
Restructuring and contract termination charges, net	4,956	742	4,956	2,877
Operating income from continuing operations	68,131	69,637	125,512	121,399
Interest and other expense, net	10,843	8,964	20,264	20,253
Income from continuing operations before income taxes	57,288	60,673	105,248	101,146
Provision for income taxes	8,292	8,670	15,941	14,192
Income from continuing operations	48,996	52,003	89,307	86,954
Gain (loss) from discontinued operations before income taxes	35	(2,084)	(2)	(3,114)
Loss on disposition of discontinued operations before income taxes	(10)	(302)	(23)	(374)
Provision for (benefit from) income taxes on discontinued operations and dispositions	47	(873)	(26)	(1,248)
(Loss) gain from discontinued operations and dispositions	(22)	(1,513)	1	(2,240)
Net income	$48,974	$50,490	$89,308	$84,714
Basic earnings per share:
Income from continuing operations	$0.43	$0.46	$0.79	$0.77
(Loss) gain from discontinued operations and dispositions	(0.00)	(0.01)	0.00	(0.02)
Net income	$0.43	$0.45	$0.79	$0.75
Diluted earnings per share:
Income from continuing operations	$0.43	$0.46	$0.79	$0.76
(Loss) gain from discontinued operations and dispositions	(0.00)	(0.01)	0.00	(0.02)
Net income	$0.43	$0.44	$0.79	$0.74
Weighted average shares of common stock outstanding:
Basic	113,018	112,788	112,829	112,671
Diluted	113,833	113,971	113,636	113,874
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Net income	$48,974	$50,490	$89,308	$84,714
Other comprehensive income:
Foreign currency translation adjustments	12,271	2,706	(11,426)	3,340
Unrealized (losses) gains on securities, net of tax	(34)	2	(63)	(30)
Other comprehensive income (loss)	12,237	2,708	(11,489)	3,310
Comprehensive income	$61,211	$53,198	$77,819	$88,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2015	December 28, 2014
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$192,170	$174,821
Accounts receivable, net	425,698	470,563
Inventories	304,754	285,457
Other current assets	147,706	137,710
Total current assets	1,070,328	1,068,551
Property, plant and equipment:
At cost	492,497	492,814
Accumulated depreciation	(326,180)	(316,620)
Property, plant and equipment, net	166,317	176,194
Marketable securities and investments	1,633	1,568
Intangible assets, net	454,251	490,265
Goodwill	2,275,898	2,284,077
Other assets, net	114,329	113,420
Total assets	$4,082,756	$4,134,075
Current liabilities:
Current portion of long-term debt	$1,974	$1,075
Accounts payable	170,677	173,953
Accrued restructuring and contract termination charges	15,402	17,124
Accrued expenses and other current liabilities	384,182	403,021
Current liabilities of discontinued operations	2,109	2,137
Total current liabilities	574,344	597,310
Long-term debt	986,452	1,051,892
Long-term liabilities	401,056	442,771
Total liabilities	1,961,852	2,091,973
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 113,355,000 shares and 112,481,000 shares at June 28, 2015 and at December 28, 2014, respectively	113,355	112,481
Capital in excess of par value	110,239	94,276
Retained earnings	1,883,999	1,810,545
Accumulated other comprehensive income	13,311	24,800
Total stockholders’ equity	2,120,904	2,042,102
Total liabilities and stockholders’ equity	$4,082,756	$4,134,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Operating activities:
Net income	$89,308	$84,714
Less: (gain) loss from discontinued operations and dispositions, net of income taxes	(1)	2,240
Income from continuing operations	89,307	86,954
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	4,956	2,877
Depreciation and amortization	56,593	57,907
Stock-based compensation	8,193	9,319
Amortization of deferred debt financing costs and accretion of discount	677	662
Amortization of acquired inventory revaluation	6,467	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	30,843	23,434
Inventories	(33,327)	(15,737)
Accounts payable	(1,541)	(11,867)
Accrued expenses and other	(61,007)	(30,979)
Net cash provided by operating activities of continuing operations	101,161	122,570
Net cash used in operating activities of discontinued operations	(27)	(464)
Net cash provided by operating activities	101,134	122,106
Investing activities:
Capital expenditures	(10,099)	(14,447)
Proceeds from surrender of life insurance policies	—	425
Changes in restricted cash balances	59	—
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(18,735)	(350)
Net cash used in investing activities of continuing operations	(28,775)	(14,372)
Net cash used in investing activities of discontinued operations	—	(213)
Net cash used in investing activities	(28,775)	(14,585)
Financing activities:
Payments on revolving credit facility	(249,000)	(232,000)
Proceeds from revolving credit facility	184,000	193,000
Payments of debt financing costs	—	(1,845)
Settlement of hedges	23,468	—
Net proceeds from (payments on) other credit facilities	344	(507)
Proceeds from issuance of common stock under stock plans	12,669	19,454
Purchases of common stock	(4,095)	(38,976)
Dividends paid	(15,799)	(15,809)
Net cash used in financing activities	(48,413)	(76,683)
Effect of exchange rate changes on cash and cash equivalents	(6,597)	1,178
Net increase in cash and cash equivalents	17,349	32,016
Cash and cash equivalents at beginning of period	174,821	173,242
Cash and cash equivalents at end of period	$192,170	$205,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC (the “2014 Form 10-K”). The balance sheet amounts at December 28, 2014 in this report were derived from the Company’s audited 2014 consolidated financial statements included in the 2014 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 28, 2015 and June 29, 2014, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from June 28, 2015 through the date of the issuance of these condensed consolidated financial statements and has determined that other than the events the Company has disclosed within the footnotes to the financial statements, no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format. Under this method, certain years will contain 53 weeks. The fiscal year ending January 3, 2016 ("fiscal year 2015") will include 53 weeks and the extra week will be included in the third quarter. The fiscal year ended December 28, 2014 ("fiscal year 2014") included 52 weeks.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial provisions of this guidance are effective for interim and annual periods beginning after December 15, 2016. Subsequent to the issuance of the standard, the Financial Accounting Standards Board decided to defer the effective date for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. During the second quarter of fiscal year 2015, the Company early adopted the new guidance. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 2: Business Combinations
Acquisitions in fiscal year 2015
During the first six months of fiscal year 2015, the Company completed the acquisition of three businesses for total consideration of $19.0 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of these acquisitions, the Company recorded goodwill of $13.7 million and intangible assets of $6.1 million. The Company has reported the operations for these acquisitions within the results of the Company's Human Health and Environmental Health segments from the acquisition dates. As of June 28, 2015, the purchase accounting allocations related to these acquisitions were preliminary.
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

Other acquisitions in fiscal year 2014. In addition to the Perten acquisition, the Company completed the acquisition of two businesses in fiscal year 2014 for total consideration of $18.0 million in cash and $4.3 million of assumed debt. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Human Health and Environmental Health segments from the acquisition dates. As of June 28, 2015, the purchase accounting allocations related to acquisitions completed during fiscal year 2014 were preliminary.

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

The Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $32.5 million as of June 28, 2015. As of June 28, 2015, the Company had recorded contingent consideration obligations, which were assumed as part of the Perten acquisition, with an estimated fair value of $0.5 million. The earnout period for acquisitions with open contingency periods does not exceed three years from the respective acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional consideration which would be expensed.
Total transaction costs related to acquisition activities for the three and six months ended June 28, 2015 were $0.2 million and $0.4 million, respectively. Total transaction costs related to acquisition activities for the three and six months ended June 29, 2014 were $0.1 million and $0.2 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 28, 2015 and December 28, 2014.
In May 2014, the Company’s management approved the shutdown of its microarray-based diagnostic testing laboratory in the United States, which had been reported within the Human Health segment. The Company determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.3 million net pre-tax loss related to the disposal of fixed assets and inventory for the three months ended June 29, 2014.
During the first six months of each of fiscal years 2015 and 2014, the Company settled various commitments related to the divestiture of other discontinued operations. The Company recognized net pre-tax losses of $0.01 million and $0.02 million for the three and six months ended June 28, 2015, respectively. The Company also recognized net pre-tax losses of $0.05 million and $0.1 million related to other discontinued operations for the three and six months ended June 29, 2014, respectively. These losses were recognized as a loss on disposition of discontinued operations.
Summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during the second quarter of fiscal year 2014, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Sales	$63	$426	$83	$1,720
Costs and expenses	28	2,510	85	4,834
Gain (loss) from discontinued operations before income taxes	$35	$(2,084)	$(2)	$(3,114)
The Company recorded a tax provision of $0.05 million and a tax benefit of $0.03 million on discontinued operations and dispositions for the three and six months ended June 28, 2015, respectively. The Company recorded tax benefits of $0.9 million and $1.2 million on discontinued operations and dispositions for the three and six months ended June 29, 2014, respectively.

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

The Company implemented restructuring plans in the second quarter of fiscal year 2015 and the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan" and the "Q3 2014 Plan", respectively). The Company implemented restructuring plans in the second and first quarters of fiscal year 2014 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2014 Plan" and the "Q1 2014 Plan", respectively). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2014 Form 10-K. The Company also has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during the six months ended June 28, 2015 and fiscal year 2014:

		Initial Restructuring or Contract Termination Charges		Total	Date or Expected Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health
	(In thousands, except headcount data)
Q2 2015 Plan	102	$1,850	$4,160	$6,010	Q2 FY2016
2015 Contract Termination Charges	—	—	25	25	Q4 FY2015

Q3 2014 Plan	152	7,126	5,925	13,051	Q3 FY2015
Q2 2014 Plan	22	545	190	735	Q2 FY2015
Q1 2014 Plan	17	370	197	567	Q4 FY2014
2014 Contract Termination Charges	—	—	1,545	1,545	Q4 FY2015
The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

At June 28, 2015, the Company had $20.8 million recorded for accrued restructuring and contract termination charges, of which $15.4 million was recorded in short-term accrued restructuring and contract termination charges and $5.4 million was recorded in long-term liabilities. At December 28, 2014, the Company had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during the six months ended June 28, 2015:

	Balance at December 28, 2014	2015 Charges	2015 Changes in Estimates, Net	2015 Amounts Paid	Balance at June 28, 2015
	(In thousands)
Severance:
Q2 2015 Plan	$—	$6,010	$—	$(600)	$5,410
Q3 2014 Plan	10,059	—	—	(5,050)	5,009
Q2 2014 Plan(1)	251	—	(179)	(8)	64
Q1 2014 Plan(2)	92	—	(92)	—	—
Previous Plans(3)	13,124	—	(808)	(2,199)	10,117
Restructuring	23,526	6,010	(1,079)	(7,857)	20,600
Contract Termination	304	25	—	(141)	188
Total Restructuring and Contract Termination	$23,830	$6,035	$(1,079)	$(7,998)	$20,788

(1)
During the six months ended June 28, 2015, the Company recognized pre-tax restructuring reversals of $0.1 million in each of the Human Health and Environmental Health segments related to lower than expected costs associated with workforce reductions for the Q2 2014 Plan.

(2)
During the six months ended June 28, 2015, the Company recognized a pre-tax restructuring reversal of $0.1 million in the Human Health segment related to lower than expected costs associated with workforce reductions for the Q1 2014 Plan.

(3)
During the six months ended June 28, 2015, the Company recognized a net additional pre-tax restructuring charge of $0.2 million in the Human Health segment primarily related to higher than expected costs associated with the closure of the excess facility space and a pre-tax restructuring reversal of $1.0 million in the Environmental Health segment related to lower than expected costs associated with workforce reductions for the Previous Plans.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Interest income	$(132)	$(151)	$(341)	$(245)
Interest expense	9,302	9,079	18,690	18,298
Other expense, net	1,673	36	1,915	2,200
Total interest and other expense, net	$10,843	$8,964	$20,264	$20,253

Note 6: Inventories

Inventories as of June 28, 2015 and December 28, 2014 consisted of the following:

	June 28, 2015	December 28, 2014
	(In thousands)
Raw materials	$101,973	$96,169
Work in progress	21,895	18,783
Finished goods	180,886	170,505
Total inventories	$304,754	$285,457

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
At June 28, 2015, the Company had gross tax effected unrecognized tax benefits of $30.1 million, of which $26.3 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $5.4 million of its uncertain tax positions at June 28, 2015, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2007 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first six months of fiscal years 2015 and 2014, the Company recorded net discrete income tax benefits of $2.8 million and $4.0 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The Company's senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of June 28, 2015, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of June 28, 2015, the Company had $236.8 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At June 28, 2015, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of June 28, 2015 was 108 basis points. The weighted average Eurocurrency interest rate as of June 28, 2015 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At June 28, 2015 and December 28, 2014, the Company had $451.0 million and $516.0 million, respectively, of borrowings in U.S. dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for the Company's previous facility. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of June 28, 2015, the 2021 Notes had an aggregate carrying value of $497.8 million, net of $2.2 million of unamortized original issue discount. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At June 28, 2015, the Company had $38.7 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.6 million was recorded as long-term debt. At December 28, 2014, the Company had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
Other Short-term Obligations. At June 28, 2015, the Company had $0.9 million of borrowings under other short-term obligation arrangements, which were settled during the third quarter of fiscal year 2015.

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

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Number of common shares—basic	113,018	112,788	112,829	112,671
Effect of dilutive securities:
Stock options	639	970	659	1,010
Restricted stock awards	176	213	148	193
Number of common shares—diluted	113,833	113,971	113,636	113,874
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	493	499	713	479
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

The Company realigned its organization at the beginning of fiscal year 2015 to enable the Company to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, the multivendor service offering business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. The results reported for the three and six months ended June 28, 2015 reflect this new alignment of the Company's operating segments. Financial information in this report relating to the three and six months ended June 29, 2014 and the fiscal year ended 2014 have been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of the Company's two operating segments are:

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Human Health
Product revenue	$242,506	$245,108	$473,654	$484,137
Service revenue	98,982	97,435	193,887	188,439
Total revenue	341,488	342,543	667,541	672,576
Operating income from continuing operations	60,531	57,908	116,413	101,890
Environmental Health
Product revenue	146,212	136,501	274,377	262,956
Service revenue	76,206	77,126	148,889	151,248
Total revenue	222,418	213,627	423,266	414,204
Operating income from continuing operations	19,422	25,578	30,768	47,185
Corporate
Operating loss from continuing operations(1)	(11,822)	(13,849)	(21,669)	(27,676)
Continuing Operations
Product revenue	388,718	381,609	748,031	747,093
Service revenue	175,188	174,561	342,776	339,687
Total revenue	563,906	556,170	1,090,807	1,086,780
Operating income from continuing operations	68,131	69,637	125,512	121,399
Interest and other expense, net (see Note 5)	10,843	8,964	20,264	20,253
Income from continuing operations before income taxes	$57,288	$60,673	$105,248	$101,146
____________________________

(1)
In 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint that alleged that the Company separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. The Company entered into a settlement agreement with Enzo dated June 20, 2014 and during fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded in the second quarter of fiscal year 2014. In addition, the Company incurred $0.1 million and $3.4 million of expenses in preparation for the trial during the three and six months ended June 29, 2014, respectively.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive income consisted of the following:

	June 28, 2015	December 28, 2014
	(In thousands)
Foreign currency translation adjustments	$11,906	$23,332
Unrecognized prior service costs, net of income taxes	1,575	1,575
Unrealized net losses on securities, net of income taxes	(170)	(107)
Accumulated other comprehensive income	$13,311	$24,800

Stock Repurchases:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the six months ended June 28, 2015, the Company did not repurchase shares of common stock in the open market, under the Repurchase Program. As of June 28, 2015, 7.4 million shares remained available for repurchase under the Repurchase Program.

In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the six months ended June 28, 2015, the Company repurchased 88,456 shares of common stock for this purpose at an aggregate cost of $4.1 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2015 and in each quarter of fiscal year 2014. At June 28, 2015, the Company has accrued $7.9 million for dividends declared on April 27, 2015 for the second quarter of fiscal year 2015, payable in August 2015. On July 22, 2015, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2015 that will be payable in November 2015. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three and six months ended June 28, 2015 and June 29, 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Cost of product and service revenue	$392	$337	$640	$671
Research and development expenses	141	220	300	360
Selling, general and administrative expenses	3,673	4,246	7,253	8,288
Total stock-based compensation expense	$4,206	$4,803	$8,193	$9,319
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.4 million and $2.7 million for the three and six months ended June 28, 2015, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.8 million and $3.5 million for the three and six months ended June 29, 2014, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.4 million as of June 28, 2015 and June 29, 2014, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	June 28, 2015	June 29, 2014
Risk-free interest rate	1.3%	1.5%
Expected dividend yield	0.6%	0.7%
Expected term	5 years	5 years
Expected stock volatility	26.5%	30.9%

The following table summarizes stock option activity for the six months ended June 28, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 28, 2014	2,828	$26.11
Granted	484	46.22
Exercised	(728)	17.39
Canceled	(3)	22.49
Forfeited	(78)	30.63
Outstanding at June 28, 2015	2,503	$32.40	4.1	$49.3
Exercisable at June 28, 2015	1,619	$26.33	3.0	$41.7
Vested and expected to vest in the future	2,435	$32.14	4.0	$48.6
The Company did not grant any options during the three months ended June 28, 2015. The weighted-average per-share grant-date fair value of options granted during the six months ended June 28, 2015 was $10.99. The weighted-average per-share grant-date fair value of options granted during the three and six months ended June 29, 2014 was $11.80 and $11.84, respectively. The total intrinsic value of options exercised during the three and six months ended June 28, 2015 was $4.3 million and $21.9 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 29, 2014 was $11.1 million and $17.6 million, respectively. Cash received from option exercises for the six months ended June 28, 2015 and June 29, 2014 was $12.7 million and $19.5 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.1 million and $1.9 million for the three and six months ended June 28, 2015, respectively, and $1.4 million and $2.9 million for the three and six months ended June 29, 2014, respectively.
There was $8.1 million of total unrecognized compensation cost related to nonvested stock options granted as of June 28, 2015. This cost is expected to be recognized over a weighted-average period of 2.1 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended June 28, 2015:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 28, 2014	558	$35.51
Granted	220	46.59
Vested	(229)	30.38
Forfeited	(25)	40.02
Nonvested at June 28, 2015	524	$42.18
The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and six months ended June 28, 2015 was $51.13 and $46.59, respectively. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and six months ended June 29, 2014 was $43.19 and $42.61, respectively. The fair value of restricted stock awards vested during the three and six months ended June 28, 2015 was $0.3 million and $7.0 million, respectively. The fair value of restricted stock awards vested during the three and six months ended June 29, 2014 was $0.2 million and $7.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.3 million and $4.3 million for the three and six months ended June 28, 2015, respectively, and $1.9 million and $3.9 million for the three and six months ended June 29, 2014, respectively.
As of June 28, 2015, there was $15.0 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Performance Units: The Company granted 66,509 and 79,463 performance units during the six months ended June 28, 2015 and June 29, 2014, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the six months ended June 28, 2015 and June 29, 2014 was $46.83 and $42.84, respectively. During the six months ended June 28, 2015, 8,860 performance units were forfeited. During the six months ended June 29, 2014, no performance units were forfeited. The total compensation expense recognized related to performance units was $0.1 million and $1.2 million for the three and six months ended June 28, 2015, respectively, and expenses of $0.7 million and $1.7 million for the three and six months ended June 29, 2014, respectively. As of June 28, 2015, there were 201,415 performance units outstanding and subject to forfeiture, with a corresponding liability of $3.3 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company granted 1,953 shares and 2,373 shares to each non-employee member of the Board during the six months ended June 28, 2015 and June 29, 2014, respectively. The Company also granted 544 shares to a new non-employee member of the Board during the three months ended March 29, 2015. The weighted-average per-share grant-date fair value of the stock awards granted during the six months ended June 28, 2015 and June 29, 2014 was $51.01 and $42.14, respectively. The total compensation expense recognized related to these stock awards was $0.7 million for each of the six months ended June 28, 2015 and June 29, 2014.
Employee Stock Purchase Plan: During the six months ended June 28, 2015, the Company issued 29,565 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $41.54 per share. During the six months ended June 29, 2014, the Company issued 31,854 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $39.17 per share. At June 28, 2015, an aggregate of 1.0 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
Subsequent to the 2015 annual impairment test, the Company realigned its organization, as discussed in Note 10. While the realignment did not have a significant impact on the fair values of the reporting units as discussed above, the realignment did result in a change in the composition of the Company's reportable segments. OneSource, the multivendor service offering business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. As a result of the new alignment, the Company reallocated goodwill from the Environmental Health segment to the Human Health segment based on the relative fair value, determined using the income approach, of the business. During the second quarter of 2015, the Company updated its preliminary analysis and the realignment resulted in $41.2 million of goodwill being reallocated from the Environmental Health segment into the Human Health segment as of December 28, 2014.
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

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2015, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2015.
The changes in the carrying amount of goodwill for the period ended June 28, 2015 from December 28, 2014 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 28, 2014	$1,662,755	$621,322	$2,284,077
Foreign currency translation	(15,453)	(6,483)	(21,936)
Acquisitions and other	33	13,724	13,757
Balance at June 28, 2015	$1,647,335	$628,563	$2,275,898
Identifiable intangible asset balances at June 28, 2015 and December 28, 2014 by category were as follows:

	June 28, 2015	December 28, 2014
	(In thousands)
Patents	$39,923	$39,953
Less: Accumulated amortization	(28,484)	(27,200)
Net patents	11,439	12,753
Trade names and trademarks	40,223	40,069
Less: Accumulated amortization	(18,852)	(16,936)
Net trade names and trademarks	21,371	23,133
Licenses	59,441	59,631
Less: Accumulated amortization	(43,623)	(41,792)
Net licenses	15,818	17,839
Core technology	299,785	298,491
Less: Accumulated amortization	(199,087)	(184,697)
Net core technology	100,698	113,794
Customer relationships	403,312	402,185
Less: Accumulated amortization	(175,018)	(156,994)
Net customer relationships	228,294	245,191
IPR&D	9,660	10,103
Less: Accumulated amortization	(3,613)	(3,132)
Net IPR&D	6,047	6,971
Net amortizable intangible assets	383,667	419,681
Non-amortizing intangible assets:
Trade names and trademarks	70,584	70,584
Total	$454,251	$490,265
Total amortization expense related to definite-lived intangible assets was $19.9 million and $39.7 million for the three and six months ended June 28, 2015, respectively, and $20.6 million and $41.3 million for the three and six months June 29,

2014, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $40.3 million for the remainder of fiscal year 2015, $70.7 million for fiscal year 2016, $60.9 million for fiscal year 2017, $49.9 million for fiscal year 2018, and $38.1 million for fiscal year 2019.

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
A summary of warranty reserve activity for the three and six months ended June 28, 2015 and June 29, 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Balance at beginning of period	$10,871	$10,357	$10,783	$10,534
Provision charged to income	4,330	4,332	8,488	8,409
Payments	(3,984)	(4,388)	(7,746)	(8,355)
Adjustments to previously provided warranties, net	(550)	471	(471)	174
Foreign currency translation and acquisitions	143	14	(244)	24
Balance at end of period	$10,810	$10,786	$10,810	$10,786

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit (credit) cost for the Company’s various defined benefit employee pension and postretirement plans for the three and six months ended June 28, 2015 and June 29, 2014:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Service cost	$1,085	$1,034	$27	$24
Interest cost	5,176	5,931	36	39
Expected return on plan assets	(6,510)	(6,280)	(266)	(241)
Curtailment gain	(816)	—	—	—
Actuarial loss	821	—	—	—
Amortization of prior service costs	(59)	(71)	—	—
Net periodic benefit (credit) cost	$(303)	$614	$(203)	$(178)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Service cost	$2,191	$2,064	$54	$48
Interest cost	10,426	11,847	72	77
Expected return on plan assets	(13,022)	(12,543)	(532)	(482)
Curtailment gain	(816)	—	—	—
Actuarial loss	821	—	—	—
Amortization of prior service	(123)	(142)	—	—
Net periodic benefit (credit) cost	$(523)	$1,226	$(406)	$(357)
During the six months ended June 28, 2015 and June 29, 2014, the Company contributed $5.7 million and $1.9 million, respectively, in the aggregate, to pension plans outside of the United States. During the six months ended June 28, 2015, the Company contributed $20.0 million to its defined benefit pension plan in the United States.
In the third quarter of fiscal year 2014, the Company notified certain employees of its intention to terminate their employment as part of the Q3 2014 restructuring plan. During the second quarter of fiscal year 2015, the termination of these participants decreased the expected future service lives in excess of the curtailment limit for one of the Company's pension plans, which resulted in a curtailment gain. The Company recorded the curtailment gain of $0.8 million during the second quarter of fiscal year 2015. As part of the curtailment, the Company remeasured the assets and liabilities of the plan that had the curtailment based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which resulted in an actuarial loss of $0.8 million.
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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $101.6 million, $95.0 million and $109.7 million at June 28, 2015, December 28, 2014 and June 29, 2014, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended June 28, 2015 and June 29, 2014.

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

During the six months ended June 28, 2015, the Company settled several of these forward exchange contracts and entered into three new contracts that will settle in fiscal year 2015. The combined Euro denominated notional amounts of these outstanding hedges was €156.1 million and €238.2 million as of June 28, 2015 and December 28, 2014, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for the six months ending June 28, 2015. The Company received $23.5 million as a result of the settlement of these hedges in the six months ended June 28, 2015.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of June 28, 2015.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 28, 2015. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of June 28, 2015 and December 28, 2014 classified in one of the three classifications described above:

		Fair Value Measurements at June 28, 2015 Using:
	Total Carrying Value at June 28, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,633	$1,633	$—	$—
Foreign exchange derivative assets	160	—	160	—
Foreign exchange derivative liabilities	(6,017)	—	(6,017)	—
Contingent consideration	(475)	—	—	(475)

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,568	$1,568	$—	$—
Foreign exchange derivative assets	3,205	—	3,205	—
Foreign exchange derivative liabilities	(302)	—	(302)	—
Contingent consideration	(91)	—	—	(91)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both June 28, 2015 and December 28, 2014, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.
Contingent consideration:    The Company has classified its net liabilities for contingent consideration relating to its acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the significant acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2014 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $32.5 million as of June 28, 2015. As of June 28, 2015, the Company had recorded contingent consideration obligations, which were assumed as part of the Perten acquisition, with an estimated fair value of $0.5 million. The earnout period for acquisitions with open contingency periods does not exceed three years from the respective acquisition date, and the remaining weighted average earnout period at June 28, 2015 was four months.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Balance at beginning of period	$(81)	$(4,981)	$(91)	$(4,926)
Additions	(475)	—	(475)	—
Amounts paid and foreign currency translation	—	(72)	10	(72)
Change in fair value (included within selling, general and administrative expenses)	81	1,623	81	1,568
Balance at end of period	$(475)	$(3,430)	$(475)	$(3,430)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had amounts outstanding, excluding letters of credit, of $451.0 million and $516.0 million as of June 28, 2015 and December 28, 2014, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2015. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.8 million, net of $2.2 million of unamortized original issue discount, and a fair value of $526.7 million as of June 28, 2015. The 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount, and a fair value of $542.7 million as of December 28, 2014. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $38.7 million and $39.3 million as of June 28, 2015 and December 28, 2014, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate. As of June 28, 2015, the 2021 Notes and financing lease obligations were classified as Level 2.
As of June 28, 2015, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.1 million and $12.3 million as of June 28, 2015 and December 28, 2014, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at June 28, 2015 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, the multivendor service offering business that serves our life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for the three and six months ended June 28, 2015 reflect this new alignment of our operating segments. Financial information in this report relating to the three and six months ended June 29, 2014 and the fiscal year ended 2014 have been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of our two operating segments are:

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

As a result of the realignment, we reallocated goodwill from our Environmental Health segment to our Human Health segment based on the relative fair value, determined using the income approach, of the business within the historical Environmental Health segment. During the second quarter of 2015, we updated our preliminary analysis and the realignment resulted in $41.2 million of goodwill being reallocated from our Environmental Health segment to our Human Health segment as of December 28, 2014.
Overview of the Second Quarter of Fiscal Year 2015
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format, and as a result certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2016 ("fiscal year 2015") will include 53 weeks. The extra week in fiscal year 2015 will be included in the third quarter. The fiscal year ended December 28, 2014 ("fiscal year 2014") included 52 weeks.
Our overall revenue in the second quarter of fiscal year 2015 was $563.9 million and increased $7.7 million, or 1%, as compared to the second quarter of fiscal year 2014, reflecting an increase of $8.8 million, or 4%, in our Environmental Health segment revenue, which was partially offset by a decrease of $1.1 million, or 0.3%, in our Human Health segment revenue. The increase in our Environmental Health segment revenue during the second quarter of fiscal year 2015 was primarily due to revenue from the acquisition of Perten Instruments Group AB ("Perten"), as well as increased demand for environmental and food applications, which was partially offset by unfavorable impacts from foreign currency. During the second quarter of fiscal year 2015, our Human Health segment revenue experienced growth, driven primarily by our newborn and infectious disease screening business within our diagnostics market and growth generated across various existing and new products within our research market. However, this growth was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro, as compared to the same period in the prior year.
In our Human Health segment, we experienced growth during the second quarter of fiscal year 2015 in several of our products within our end markets, as compared to the second quarter of fiscal year 2014. In our diagnostics market we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the second quarter of fiscal year 2015. In our research market we experienced growth due to new product introductions, such as the Opera Phenix, as well as improved demand for our automation systems and our OneSource service offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for our customers. The growth in our Human Health segment was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro, as well as a decline in our medical imaging business due to a decrease in orders of our imaging detectors. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, we had an increase in revenue for the second quarter of fiscal year 2015 as compared to the second quarter of fiscal year 2014, despite unfavorable impacts from foreign currency. The increase in revenue was primarily due to revenue from the acquisition of Perten, as well as increased demand for environmental and food applications. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 19 basis points in the second quarter of fiscal year 2015, as compared to the second quarter of fiscal year 2014, due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain. Our consolidated operating margins decreased 44 basis points in the second quarter of fiscal year 2015, as compared to the second quarter of fiscal year 2014, primarily due to higher costs as a result of restructuring activities and increased costs related to investments in new product development, which were partially offset by higher gross margins and cost containment and productivity initiatives.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (our “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the six months ended June 28, 2015.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended June 28, 2015 was $563.9 million, as compared to $556.2 million for the three months ended June 29, 2014, an increase of $7.7 million, or 1%, which includes an approximate 7% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 4% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended June 28, 2015 as compared to the three months ended June 29, 2014 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Environmental Health segment revenue increased $8.8 million, or 4%, due to an increase in our environmental and industrial markets revenue of $12.7 million, which was partially offset by a decrease in laboratory services market revenue of $3.9 million. Our Human Health segment revenue decreased $1.1 million, or 0.3%, due to a decrease in diagnostics market revenue of $4.2 million, which was partially offset by an increase in research market revenue of $3.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.2 million of revenue for the three months ended June 28, 2015 and $0.4 million for the three months ended June 29, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended June 28, 2015 was $1,090.8 million, as compared to $1,086.8 million for the six months ended June 29, 2014, an increase of $4.0 million, or 0.4%, which includes an approximate 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 3% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the six months ended June 28, 2015 as compared to the six months ended June 29, 2014 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Environmental Health segment revenue increased $9.1 million, or 2%, due to an increase in environmental and industrial markets revenue of $16.5 million, partially offset by a decrease in laboratory services market revenue of $7.5 million. Our Human Health segment revenue decreased $5.0 million, or 1%, due to a decrease in diagnostics market revenue of $5.3 million, was partially offset by an increase in research market revenue of $0.3 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.5 million of revenue for the six months ended June 28, 2015 and $1.9 million for the six months ended June 29, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended June 28, 2015 was $311.4 million, as compared to $308.2 million for the three months ended June 29, 2014, an increase of $3.2 million, or 1%. As a percentage of revenue, cost of revenue decreased to 55.2% for the three months ended June 28, 2015, from 55.4% for the three months ended June 29, 2014, resulting in an increase in gross margin of 19 basis points to 44.8% for the three months ended June 28, 2015, from 44.6% for the three months ended June 29, 2014. Amortization of intangible assets decreased and was $10.8 million for the three months ended June 28, 2015, as compared to $12.3 million for the three months ended June 29, 2014. Stock-based compensation expense was $0.4 million for the three months ended June 28, 2015, as compared to $0.3 million for the three months ended June 29, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $1.6 million for the three months ended June 28, 2015. Acquisition related costs added an incremental expense of $0.02 million for each of the three months ended June 28, 2015 and June 29, 2014. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and early benefits from our initiatives to improve our supply chain.
Cost of revenue for the six months ended June 28, 2015 was $602.9 million, as compared to $603.1 million for the six months ended June 29, 2014, a decrease of $0.2 million, or 0.03%. As a percentage of revenue, cost of revenue decreased to 55.3% for the six months ended June 28, 2015, from 55.5% for the six months ended June 29, 2014, resulting in an increase in gross margin of 22 basis points to 44.7% for the six months ended June 28, 2015, from 44.5% for the six months ended June 29, 2014. Amortization of intangible assets decreased and was $21.5 million for the six months ended June 28, 2015, as compared to $25.0 million for the six months ended June 29, 2014. Stock-based compensation expense was $0.6 million for the six months ended June 28, 2015, as compared to $0.7 million for the six months ended June 29, 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.2 million for the six months ended June 28, 2015, as compared to a gain of $0.1 million for the six months ended June 29, 2014. Acquisition related costs added an incremental expense of $0.03 million for each of the six months ended June 28, 2015 and June 29, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $6.5 million for the six months ended June 28, 2015. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and early benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 28, 2015 were $146.7 million, as compared to $147.3 million for the three months ended June 29, 2014, a decrease of $0.5 million, or 0.3%. As a percentage of revenue, selling, general and administrative expenses decreased and were 26.0% for the three months ended June 28, 2015, as compared to 26.5% for the three months ended June 29, 2014. Amortization of intangible assets increased and was $8.9 million for the three months ended June 28, 2015, as compared to $8.1 million for the three months ended June 29, 2014. Stock-based compensation expense decreased and was $3.7 million for the three months ended June 28, 2015, as compared to $4.2 million for the three months ended June 29, 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for the three months ended June 28, 2015. Significant settlement and litigation expenses related to a particular case were $3.4 million for the three months ended June 29, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.2 million for the three months ended June 28, 2015, as compared to decreasing expenses by $1.5 million for the three months ended June 29, 2014. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended June 28, 2015 were $292.6 million, as compared to $299.7 million for the six months ended June 29, 2014, a decrease of $7.1 million, or 2.4%. As a percentage of revenue, selling, general and administrative expenses decreased and were 26.8% for the six months ended June 28, 2015, as compared to 27.6% for the six months ended June 29, 2014. Amortization of intangible assets increased and was $17.9 million for the six months ended June 28, 2015, as compared to $16.0 million for the six months ended June 29, 2014. Stock-based compensation expense decreased and was $7.3 million for the six months ended June 28, 2015, as compared to $8.3 million for the six months ended June 29, 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for the six months ended June 28, 2015. Significant settlement and litigation expenses related to a particular case were $6.6 million for the six months ended June 29, 2014. Acquisition related costs for the reversal of contingent consideration and other acquisition costs added an incremental expense of $0.5 million for the six months ended June 28, 2015, as compared to decreasing expenses by $1.4 million for the six months ended June 29, 2014. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended June 28, 2015 were $32.7 million, as compared to $30.4 million for the three months ended June 29, 2014, an increase of $2.3 million, or 8%. As a percentage of revenue, research and development expenses increased and were 5.8% for the three months ended June 28, 2015, as compared to 5.5% for the three months ended June 29, 2014. Amortization of intangible assets was $0.1 million for each of the three months ended June 28, 2015 and June 29, 2014. Stock-based compensation expense was $0.1 million and $0.2 million for the three months ended June 28, 2015 and June 29, 2014, respectively. In addition to the above items, the increase in research and development expenses was primarily the result of new product releases and investments in new product development, which was partially offset by cost containment and productivity initiatives.
Research and development expenses for the six months ended June 28, 2015 were $64.8 million, as compared to $59.7 million for the six months ended June 29, 2014, an increase of $5.1 million, or 8%. As a percentage of revenue, research and development expenses increased and were 5.9% for the six months ended June 28, 2015, as compared to 5.5% for the six months ended June 29, 2014. Amortization of intangible assets decreased and was $0.2 million for the six months ended June 28, 2015, as compared to $0.3 million for the six months ended June 29, 2014. Stock-based compensation expense was $0.3 million for the six months ended June 28, 2015, as compared to $0.4 million for the six months ended June 29, 2014. In addition to the above items, the increase in research and development expenses was primarily the result of new product releases and investments in new product development, which was partially offset by cost containment and productivity initiatives. During the first six months of each of fiscal years 2015 and 2014, we directed research and development efforts towards the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

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

We implemented restructuring plans in the second quarter of fiscal year 2015 and the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan" and the "Q3 2014 Plan", respectively). We implemented restructuring plans in the second and first quarters of fiscal year 2014 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2014 Plan" and the "Q1 2014 Plan", respectively). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2014 Form 10-K. We have also terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during the six months ended June 28, 2015 and fiscal year 2014:

		Initial Restructuring or Contract Termination Charges		Total	Date or Expected Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health
	(In thousands, except headcount data)
Q2 2015 Plan	102	$1,850	$4,160	$6,010	Q2 FY2016
2015 Contract Termination Charges	—	—	25	25	Q4 FY2015

Q3 2014 Plan	152	7,126	5,925	13,051	Q3 FY2015
Q2 2014 Plan	22	545	190	735	Q2 FY2015
Q1 2014 Plan	17	370	197	567	Q4 FY2014
2014 Contract Termination Charges	—	—	1,545	1,545	Q4 FY2015
We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

At June 28, 2015, we had $20.8 million recorded for accrued restructuring and contract termination charges, of which $15.4 million was recorded in short-term accrued restructuring and contract termination charges and $5.4 million was recorded in long-term liabilities. At December 28, 2014, we had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during the six months ended June 28, 2015:

	Balance at December 28, 2014	2015 Charges	2015 Changes in Estimates, Net	2015 Amounts Paid	Balance at June 28, 2015
	(In thousands)
Severance:
Q2 2015 Plan	$—	$6,010	$—	$(600)	$5,410
Q3 2014 Plan	10,059	—	—	(5,050)	5,009
Q2 2014 Plan	251	—	(179)	(8)	64
Q1 2014 Plan	92	—	(92)	—	—
Previous Plans	13,124	—	(808)	(2,199)	10,117
Restructuring	23,526	6,010	(1,079)	(7,857)	20,600
Contract Termination	304	25	—	(141)	188
Total Restructuring and Contract Termination	$23,830	$6,035	$(1,079)	$(7,998)	$20,788

(1)
During the six months ended June 28, 2015, we recognized pre-tax restructuring reversals of $0.1 million in each of our Human Health and Environmental Health segments related to lower than expected costs associated with workforce reductions for the Q2 2014 Plan.

(2)
During the six months ended June 28, 2015, we recognized a pre-tax restructuring reversal of $0.1 million in our Human Health segment related to lower than expected costs associated with workforce reductions for the Q1 2014 Plan.

(3)
During the six months ended June 28, 2015, we recognized a net additional pre-tax restructuring charge of $0.2 million in our Human Health segment primarily related to higher than expected costs associated with the closure of the excess facility space and a pre-tax restructuring reversal of $1.0 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions for the Previous Plans.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Interest income	$(132)	$(151)	$(341)	$(245)
Interest expense	9,302	9,079	18,690	18,298
Other expense, net	1,673	36	1,915	2,200
Total interest and other expense, net	$10,843	$8,964	$20,264	$20,253
Interest and other expense, net, for the three months ended June 28, 2015 was an expense of $10.8 million, as compared to an expense of $9.0 million for the three months ended June 29, 2014, an increase of $1.9 million. The increase in interest and other expense, net, for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, was primarily due to an increase in other expense, net and consisted primarily of expenses related to foreign currency transactions and the translation of non-functional currency assets and liabilities.
Interest and other expense, net was an expense of $20.3 million for each of the the six months ended June 28, 2015 and June 29, 2014. Interest expense increased by $0.4 million for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, due to an increase in borrowings under our senior unsecured revolving credit facility. Other expense, net decreased by $0.3 million for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, and consisted primarily of expenses related to foreign currency transactions and the translation of non-functional currency assets and liabilities.
Provision for Income Taxes
For the three months ended June 28, 2015, the provision for income taxes from continuing operations was $8.3 million, as compared to $8.7 million for the three months ended June 29, 2014. For the six months ended June 28, 2015, the provision for income taxes from continuing operations was $15.9 million, as compared to $14.2 million for the six months ended June 29, 2014.
The effective tax rate from continuing operations was 14.5% and 15.1% for the three and six months ended June 28, 2015, respectively, as compared to 14.3% and 14.0% for the three and six months ended June 29, 2014, respectively. The higher effective tax rate during the first six months of fiscal year 2015, as compared to the first six months of fiscal year 2014, was primarily due to lower tax benefits related to discrete items during the first six months of fiscal year 2015, as compared to the first six months of fiscal year 2014.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 28, 2015 and December 28, 2014.
In May 2014, our management approved the shutdown of our microarray-based diagnostic testing laboratory in the United States, which had been reported within our Human Health segment. We determined that, with the lack of adequate reimbursement from health care payers, our microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of our microarray-based diagnostic testing laboratory in the United States resulted in a $0.3 million net pre-tax loss related to the disposal of fixed assets and inventory for the three months ended June 29, 2014.
During the first six months of each of fiscal years 2015 and 2014, we settled various commitments related to the divestiture of other discontinued operations. We recognized net pre-tax losses of $0.01 million and $0.02 million related to other discontinued operations for the three and six months ended June 28, 2015, respectively. We also recognized net pre-tax losses of $0.05 million and $0.1 million related to other discontinued operations for the three and six months ended June 29, 2014, respectively. These losses were recognized as a loss on disposition of discontinued operations.

Summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in our microarray-based diagnostic testing laboratory in the United States during the second quarter of fiscal year 2014, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Sales	$63	$426	$83	$1,720
Costs and expenses	28	2,510	85	4,834
Gain (loss) from discontinued operations before income taxes	$35	$(2,084)	$(2)	$(3,114)
We recorded a tax provision of $0.05 million and a tax benefit of $0.03 million on discontinued operations and dispositions for the three and six months ended June 28, 2015, respectively. We recorded tax benefits of $0.9 million and $1.2 million on discontinued operations and dispositions for the three and six months ended June 29, 2014, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.1 million and $12.3 million as of June 28, 2015 and December 28, 2014, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at June 28, 2015 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended June 28, 2015 was $341.5 million, as compared to $342.5 million for the three months ended June 29, 2014, a decrease of $1.1 million, or 0.3%, which includes an approximate 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates and a 0.5% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in revenue in our Human Health segment reflects a decrease in diagnostics market revenue of

$4.2 million, which was partially offset by an increase in research market revenue of $3.1 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.2 million of revenue in our Human Health segment for the three months ended June 28, 2015 and $0.4 million for the three months ended June 29, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our Human Health segment, we experienced growth during the second quarter of fiscal year 2015 in several of our products within our end markets, as compared to the second quarter of fiscal year 2014. In our diagnostics market we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, which was more than offset by the impact of unfavorable foreign currency. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the second quarter of fiscal year 2015. In our research market we experienced growth due to new product introductions, such as the Opera Phenix, as well as improved demand for our automation systems and our OneSource service offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for our customers. Revenue from our medical imaging business declined during the second quarter of fiscal year 2015 due to a decrease in orders of our imaging detectors.
Revenue for the six months ended June 28, 2015 was $667.5 million, as compared to $672.6 million for the six months ended June 29, 2014, a decrease of $5.0 million, or 1%, which includes an approximate 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in revenue in our Human Health segment reflects a decrease in diagnostics market revenue of $5.3 million, which was partially offset by an increase in research market revenue of $0.3 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.5 million of revenue in our Human Health segment for the six months ended June 28, 2015 and $1.9 million for the six months ended June 29, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, which was more than offset by the impact of unfavorable foreign currency. In our research market we experienced growth due to new product introductions, such as the Opera Phenix, as well as improved demand for our automation systems, radio-chemicals and our OneSource and informatics offerings. Revenue from our medical imaging business was flat for the six months ended June 28, 2015.
Operating income from continuing operations for the three months ended June 28, 2015 was $60.5 million, as compared to $57.9 million for the three months ended June 29, 2014, an increase of $2.6 million, or 5%. Amortization of intangible assets decreased and was $15.3 million for the three months ended June 28, 2015, as compared to $18.3 million for the three months ended June 29, 2014. Restructuring and contract termination charges, net, were $1.8 million for the three months ended June 28, 2015, as compared to $0.4 million for the three months ended June 29, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.2 million for the three months ended June 28, 2015, as compared to decreasing expenses by $0.7 million for the three months ended June 29, 2014. In addition to the above items, increased operating income for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, was primarily the result of lower costs related to cost containment and productivity initiatives, which was partially offset by unfavorable changes in product mix, with a decline in sales of higher gross margin product offerings and unfavorable impacts from foreign currency.
Operating income from continuing operations for the six months ended June 28, 2015 was $116.4 million, as compared to $101.9 million for the six months ended June 29, 2014, an increase of $14.5 million, or 14%. Amortization of intangible assets decreased and was $30.7 million for the six months ended June 28, 2015, as compared to $36.3 million for the six months ended June 29, 2014. Restructuring and contract termination charges, net, were $1.8 million for the six months ended June 28, 2015, as compared to $0.9 million for the six months ended June 29, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.3 million for the six months ended June 28, 2015, as compared to decreasing expenses by $0.6 million for the six months ended June 29, 2014. In addition to the above items, increased operating income for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings, and lower costs related to cost containment and productivity initiatives, which was partially offset by unfavorable impacts from foreign currency.
Environmental Health
Revenue for the three months ended June 28, 2015 was $222.4 million, as compared to $213.6 million for the three months ended June 29, 2014, an increase of $8.8 million, or 4%, which includes an approximate 8% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 9% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in our environmental and industrial revenue of $12.7 million, which was partially offset by a decrease in laboratory services market revenue of $3.9 million. The increase in our Environmental Health segment revenue during the three months ended June 28, 2015 as compared to the three months ended June 29, 2014 was primarily due to revenue from the acquisition of Perten, as well as increased demand for environmental and food applications, which was partially offset by unfavorable impacts from foreign currency. In addition, we had an increased demand in our laboratory services business, despite a decrease in revenue due to unfavorable impacts from foreign currency.
Revenue for the six months ended June 28, 2015 was $423.3 million, as compared to $414.2 million for the six months ended June 29, 2014, an increase of $9.1 million, or 2%, which includes an approximate 8% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 8% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in environmental and industrial markets revenue of $16.5 million, partially offset by a decrease in laboratory services market revenue of $7.5 million. The increase in our Environmental Health segment revenue during the six months ended June 28, 2015 was primarily due to revenue from the acquisition of Perten, as well as growth in our materials characterization product family within our environmental and industrial markets, which was partially offset by unfavorable impacts from foreign currency. In addition, we had an increased demand in our laboratory services business, despite a decrease in revenue due to unfavorable impacts from foreign currency.
Operating income from continuing operations for the three months ended June 28, 2015 was $19.4 million, as compared to $25.6 million for the three months ended June 29, 2014, a decrease of $6.2 million, or 24%. Amortization of intangible assets increased and was $4.6 million for the three months ended June 28, 2015, as compared to $2.3 million for the three months ended June 29, 2014. Restructuring and contract termination charges, net, were $3.1 million for the three months ended June 28, 2015, as compared to $0.4 million for the three months ended June 29, 2014. Acquisition related costs for the reversal of contingent consideration and other acquisition costs added an incremental expense of $0.1 million for the three months ended June 28, 2015, as compared to decreasing expenses by $0.8 million for the three months ended June 29, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.6 million for the three months ended June 28, 2015. In addition to the above items, operating income decreased for the three months ended June 28, 2015, as compared to the three months ended June 29, 2014, due to increased costs related to investments in new product development and unfavorable impacts from foreign currency, which was partially offset by favorable changes in product mix, with an increase in sales of higher gross margin product offerings, early benefits from our initiatives to improve our supply chain, and lower costs related to cost containment initiatives.
Operating income from continuing operations for the six months ended June 28, 2015 was $30.8 million, as compared to $47.2 million for the six months ended June 29, 2014, a decrease of $16.4 million, or 35%. Amortization of intangible assets increased and was $8.9 million for the six months ended June 28, 2015, as compared to $5.0 million for the six months ended June 29, 2014. Restructuring and contract termination charges, net, were $3.1 million for the six months ended June 28, 2015, as compared to $2.0 million for the six months ended June 29, 2014. Acquisition related costs for the reversal of contingent consideration and other acquisition costs added an incremental expense of $0.2 million for the six months ended June 28, 2015, as compared to decreasing expenses by $0.7 million for the six months ended June 29, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $6.5 million for the six months ended June 28, 2015. In addition to the above items, decreased operating income for the six months ended June 28, 2015, as compared to the six months ended June 29, 2014, was primarily due to increased costs related to investments in new product development and unfavorable impacts from foreign currency, which was partially offset by favorable changes in product mix, with an increase in sales of higher gross margin product offerings, early benefits from our initiatives to improve our supply chain, and lower costs related to cost containment initiatives.

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
At June 28, 2015, we had cash and cash equivalents of $192.2 million, of which $175.9 million was held by our non-U.S. subsidiaries, and we had $236.8 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at June 28, 2015.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $175.9 million of cash and cash equivalents held by our non-U.S. subsidiaries at June 28, 2015, we would incur U.S. taxes on approximately $67.8 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the six months ended June 28, 2015, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of June 28, 2015, 7.4 million shares remained available for repurchase under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the six months ended June 28, 2015, we repurchased 88,456 shares of common stock for this purpose at an aggregate cost of $4.1 million.
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
During the first six months of fiscal year 2015, we contributed $20.0 million, in the aggregate, to our defined benefit pension plan in the United States. During the first six months of fiscal year 2015, we contributed $5.7 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $1.7 million by the end of fiscal year 2015. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans. In the third quarter of fiscal year 2014, we notified certain employees of our intention to terminate their employment as part of the Q3 2014 restructuring plan. During the second quarter of fiscal year 2015, the termination of these participants decreased the expected future service lives in excess of the curtailment limit for one of our pension plans, which resulted in a curtailment gain. We recorded the curtailment gain of $0.8 million during the second quarter of fiscal year 2015. As part of the curtailment, we remeasured the assets and liabilities of the plan that had the curtailment based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which resulted in an actuarial loss of $0.8 million.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $101.2 million for the six months ended June 28, 2015, as compared to net cash provided by continuing operations of $122.6 million for the six months ended June 29, 2014, a decrease in cash provided of $21.4 million. The cash provided by operating activities for the six months ended June 28, 2015 was principally a result of income from continuing operations of $89.3 million, depreciation and amortization of $56.6 million, stock-based compensation expense of $8.2 million and restructuring and contract termination charges of $5.0 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $53.9 million and a net cash decrease in working capital of $4.0 million. Contributing to the net cash decrease in working capital for the six months ended June 28, 2015, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $33.3 million and a decrease in accounts payable of $1.5 million, which were partially offset by a decrease in accounts receivable of $30.8 million. The increase in inventory overall was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts payable was primarily a result of the timing of disbursements during the first six months of fiscal year 2015. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first six months of fiscal year 2015. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $53.9 million for the six months ended June 28, 2015, as compared to $30.3 million for the six months ended June 29, 2014. These changes primarily related to the timing of payments for taxes, restructuring, and salary and benefits. During the six months ended June 28, 2015, we made contributions of $5.7 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States, which was included in accrued expenses.
Investing Activities. Net cash used in the investing activities of our continuing operations was $28.8 million for the six months ended June 28, 2015, as compared to $14.4 million for the six months ended June 29, 2014, an increase of $14.4 million. For the six months ended June 28, 2015, the net cash used in investing activities of our continuing operations was principally a result of $18.7 million of cash used for acquisitions and investments and capital expenditures of $10.1 million. Net cash used for capital expenditures was $14.4 million for the six months ended June 29, 2014. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the six months ended June 29, 2014, we received $0.4 million for the settlement of life insurance policies and used $0.4 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities was $48.4 million for the six months ended June 28, 2015, as compared to $76.7 million for the six months ended June 29, 2014, a decrease of $28.3 million. For the six months ended June 28, 2015, we repurchased 88,456 shares of our common stock pursuant to our equity incentive plans, for a total cost of $4.1 million, including commissions. This compares to repurchases of 0.8 million shares of our common stock, including 97,174 shares of our common stock pursuant to our equity incentive plans, for the six months ended June 29, 2014, for a total cost of $39.0 million, including commissions. Proceeds from the issuance of common stock under stock plans was $12.7 million for the six months ended June 28, 2015 as compared to proceeds from the issuance of common stock under stock plans of $19.5 million for the six months ended June 29, 2014. During the six months ended June 28, 2015, debt payments on our senior unsecured revolving credit facility totaled $249.0 million, which were partially offset by debt borrowings of $184.0 million. During the six months ended June 29, 2014, debt payments on our senior unsecured revolving credit facility totaled

$232.0 million, which were partially offset by debt borrowings of $193.0 million. We paid $15.8 million in dividends during each of the six months ended June 28, 2015 and June 29, 2014. During the six months ended June 28, 2015, we had net receipts on other credit facilities of $0.3 million, as compared to net payments on other credit facilities of $0.5 million for the six months ended June 29, 2014. During the six months ended June 28, 2015, we received $23.5 million for settlement of forward foreign exchange contracts. During the six months ended June 29, 2014, we paid $1.8 million of debt financing costs for the refinancing of our debt held under the previous senior unsecured revolving credit facility.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of June 28, 2015, undrawn letters of credit in the aggregate amount of $12.2 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of June 28, 2015, we had $236.8 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At June 28, 2015, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of June 28, 2015 was 108 basis points. The weighted average Eurocurrency interest rate as of June 28, 2015 was 0.18%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.26%. At June 28, 2015 and December 28, 2014, we had $451.0 million and $516.0 million, respectively, of borrowings in U.S. dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for our previous facility. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of June 28, 2015.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of June 28, 2015, the 2021 Notes had an aggregate carrying value of $497.8 million, net of $2.2 million of unamortized original issue discount. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of June 28, 2015.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At June 28, 2015, we had $38.7 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.6 million was recorded as long-term debt. At December 28, 2014, we had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
Other Short-term Obligations. At June 28, 2015, we had $0.9 million of borrowings under other short-term obligation arrangements, which were settled during the third quarter of fiscal year 2015.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2015 and for each quarter of fiscal year 2014. At June 28, 2015, we had accrued $7.9 million for dividends declared on April 27, 2015 for the second quarter of fiscal year 2015, payable in August 2015. On July 22, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2015 that will be payable in November 2015. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The initial provisions of this guidance are effective for interim and annual periods beginning after December 15, 2016. Subsequent to the issuance of the standard, the Financial Accounting Standards Board decided to defer the effective date for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. During the second quarter of fiscal year 2015, the Company early adopted the new guidance. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $101.6 million, $95.0 million and $109.7 million at June 28, 2015, December 28, 2014 and June 29, 2014, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended June 28, 2015 and June 29, 2014.

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

During the six months ended June 28, 2015, we settled several of these forward exchange contracts and entered into three new contracts that will settle in fiscal year 2015. The combined Euro denominated notional amounts of these outstanding hedges was €156.1 million and €238.2 million as of June 28, 2015 and December 28, 2014, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for the six months ending June 28, 2015. We received $23.5 million as a result of the settlement of these hedges in the six months ended June 28, 2015.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 28, 2015. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended June 28, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at June 28, 2015 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the six months ended June 28, 2015. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
As of June 28, 2015, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On April 27, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2015 that will be payable in August 2015. On July 22, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2015 that will be payable in November 2015. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2015—April 26, 2015	591	$51.17	—	7,400,000
April 27, 2015—May 24, 2015	1,574	$51.78	—	7,400,000
May 25, 2015—June 28, 2015	552	$52.13	—	7,400,000
Activity for quarter ended June 28, 2015	2,717	$51.72	—	7,400,000
 ____________________

(1)
On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the second quarter of fiscal year 2015, we did not repurchase any shares of common stock in the open market under the Repurchase Program. As of June 28, 2015, 7.4 million shares remained available for repurchase under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the second quarter of fiscal year 2015, we repurchased 2,717 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2015 and June 29, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2015 and June 29, 2014, (iii) Condensed Consolidated Balance Sheets at June 28, 2015 and December 28, 2014, (iv) Condensed

Consolidated Statement of Cash Flows for the six months ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 4, 2015	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 4, 2015	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2015 and June 29, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2015 and June 29, 2014, (iii) Condensed Consolidated Balance Sheets at June 28, 2015 and December 28, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.