Form 10-Q
period 2015-10-04
PERKINELMER INC
filed 2015-11-10
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2015, there were outstanding 111,934,189 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands, except per share data)
Product revenue	$378,325	$365,933	$1,126,356	$1,113,027
Service revenue	185,111	176,116	527,887	515,802
Total revenue	563,436	542,049	1,654,243	1,628,829
Cost of product revenue	193,375	190,041	579,659	580,974
Cost of service revenue	115,458	108,699	332,095	320,849
Total cost of revenue	308,833	298,740	911,754	901,823
Selling, general and administrative expenses	147,728	142,997	440,343	442,687
Research and development expenses	31,095	30,444	95,898	90,175
Restructuring and contract termination charges, net	(118)	11,092	4,838	13,969
Operating income from continuing operations	75,898	58,776	201,410	180,175
Interest and other expense, net	11,944	10,966	32,208	31,219
Income from continuing operations before income taxes	63,954	47,810	169,202	148,956
Provision for income taxes	9,057	4,912	24,998	19,104
Income from continuing operations	54,897	42,898	144,204	129,852
Gain (loss) from discontinued operations before income taxes	8	(1,091)	6	(4,205)
Loss on disposition of discontinued operations before income taxes	(3)	(7)	(26)	(381)
Provision for (benefit from) income taxes on discontinued operations and dispositions	39	(477)	13	(1,725)
Loss from discontinued operations and dispositions	(34)	(621)	(33)	(2,861)
Net income	$54,863	$42,277	$144,171	$126,991
Basic earnings per share:
Income from continuing operations	$0.49	$0.38	$1.28	$1.15
Loss from discontinued operations and dispositions	(0.00)	(0.01)	(0.00)	(0.03)
Net income	$0.49	$0.38	$1.28	$1.13
Diluted earnings per share:
Income from continuing operations	$0.48	$0.38	$1.27	$1.14
Loss from discontinued operations and dispositions	(0.00)	(0.01)	(0.00)	(0.03)
Net income	$0.48	$0.37	$1.27	$1.12
Weighted average shares of common stock outstanding:
Basic	112,632	112,646	112,763	112,662
Diluted	113,422	113,759	113,565	113,836
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Net income	$54,863	$42,277	$144,171	$126,991
Other comprehensive loss:
Foreign currency translation adjustments	(46,629)	(32,936)	(58,055)	(29,596)
Unrealized losses on securities, net of tax	(80)	(12)	(143)	(42)
Other comprehensive loss	(46,709)	(32,948)	(58,198)	(29,638)
Comprehensive income	$8,154	$9,329	$85,973	$97,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 4, 2015	December 28, 2014
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$195,066	$174,821
Accounts receivable, net	414,193	470,563
Inventories	313,047	285,457
Other current assets	151,531	137,710
Total current assets	1,073,837	1,068,551
Property, plant and equipment:
At cost	494,768	492,814
Accumulated depreciation	(330,591)	(316,620)
Property, plant and equipment, net	164,177	176,194
Marketable securities and investments	1,574	1,568
Intangible assets, net	424,239	490,265
Goodwill	2,253,943	2,284,077
Other assets, net	113,897	113,420
Total assets	$4,031,667	$4,134,075
Current liabilities:
Current portion of long-term debt	$1,107	$1,075
Accounts payable	149,684	173,953
Accrued restructuring and contract termination charges	12,111	17,124
Accrued expenses and other current liabilities	389,274	403,021
Current liabilities of discontinued operations	2,100	2,137
Total current liabilities	554,276	597,310
Long-term debt	1,027,269	1,051,892
Long-term liabilities	395,798	442,771
Total liabilities	1,977,343	2,091,973
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,905,000 shares and 112,481,000 shares at October 4, 2015 and at December 28, 2014, respectively	111,905	112,481
Capital in excess of par value	44,791	94,276
Retained earnings	1,931,026	1,810,545
Accumulated other comprehensive (loss) income	(33,398)	24,800
Total stockholders’ equity	2,054,324	2,042,102
Total liabilities and stockholders’ equity	$4,031,667	$4,134,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 4, 2015	September 28, 2014
	(In thousands)
Operating activities:
Net income	$144,171	$126,991
Loss from discontinued operations and dispositions, net of income taxes	33	2,861
Income from continuing operations	144,204	129,852
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	4,838	13,969
Depreciation and amortization	83,757	86,833
Stock-based compensation	12,483	11,769
Amortization of deferred debt financing costs and accretion of discount	1,112	1,071
Amortization of acquired inventory revaluation	7,275	—
Changes in operating assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	36,361	26,841
Inventories	(50,824)	(28,536)
Accounts payable	(19,916)	(4,009)
Accrued expenses and other	(57,361)	(52,133)
Net cash provided by operating activities of continuing operations	161,929	185,657
Net cash used in operating activities of discontinued operations	(70)	(624)
Net cash provided by operating activities	161,859	185,033
Investing activities:
Capital expenditures	(17,814)	(22,214)
Proceeds from surrender of life insurance policies	757	490
Changes in restricted cash balances	59	—
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(18,735)	(1,879)
Net cash used in investing activities of continuing operations	(35,733)	(23,603)
Net cash used in investing activities of discontinued operations	—	(213)
Net cash used in investing activities	(35,733)	(23,816)
Financing activities:
Payments on revolving credit facility	(371,000)	(305,000)
Proceeds from revolving credit facility	347,000	227,000
Payments of debt financing costs	—	(1,845)
Settlement of hedges	19,210	—
Net payments on other credit facilities	(800)	(1,225)
Payments for acquisition-related contingent consideration	(26)	(855)
Proceeds from issuance of common stock under stock plans	13,081	20,947
Purchases of common stock	(76,158)	(39,004)
Dividends paid	(23,737)	(23,713)
Net cash used in financing activities	(92,430)	(123,695)
Effect of exchange rate changes on cash and cash equivalents	(13,451)	(7,081)
Net increase in cash and cash equivalents	20,245	30,441
Cash and cash equivalents at beginning of period	174,821	173,242
Cash and cash equivalents at end of period	$195,066	$203,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC (the “2014 Form 10-K”). The balance sheet amounts at December 28, 2014 in this report were derived from the Company’s audited 2014 consolidated financial statements included in the 2014 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 4, 2015 and September 28, 2014, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from October 4, 2015 through the date of the issuance of these condensed consolidated financial statements and has determined that other than the events the Company has disclosed within the footnotes to the financial statements, no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2016 ("fiscal year 2015") will include 53 weeks, while the fiscal year ended December 28, 2014 ("fiscal year 2014") included 52 weeks. The additional week in fiscal year 2015 has been reflected in the Company's third quarter, which consisted of 14 weeks as compared to the Company's third quarter of fiscal year 2014, which consisted of 13 weeks.

Recently Adopted and Issued Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the "FASB") and are adopted by the Company as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on the Company’s condensed consolidated financial position, results of operations and cash flows or do not apply to the Company’s operations.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). Under this new guidance, an acquirer should recognize adjustments to provisional amounts for items in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The provisions of this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. During the third quarter of fiscal year 2015, the Company early adopted the new guidance and adjusted the provisional amounts recorded for acquisitions in which the purchase accounting allocations as of October 4, 2015 were preliminary. During the three and nine months ended October 4, 2015, there was an immaterial impact on the current period net income as a result of the change to the provisional amounts for items that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the acquisition date.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under this new guidance, companies that use inventory measurement methods other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The provisions of this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. The guidance should be applied prospectively. During the second quarter of fiscal year 2015, the Company early adopted the new guidance. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this new guidance, debt issuance costs should be presented in the balance sheet as a reduction of the carrying value of the associated debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is expecting to early adopt this guidance in the fourth quarter of fiscal year 2015. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The standard may be adopted either using a full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of this guidance and has not yet determined the transition method to use or the impact of its adoption on the Company’s consolidated financial position, results of operations and cash flows.

Note 2: Business Combinations
Acquisitions in fiscal year 2015
During the first nine months of fiscal year 2015, the Company completed the acquisition of three businesses for total consideration of $19.0 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of these acquisitions, the Company recorded goodwill of $13.2 million and intangible assets of $6.1 million. The Company has reported the operations for these acquisitions within the results of the Company's Human Health and Environmental Health segments from the acquisition dates. As of October 4, 2015, the purchase accounting allocations related to these acquisitions were preliminary.

Subsequent to October 4, 2015, the Company completed the acquisition of a business for total consideration of $23.0 million, in cash, as of the closing date. The operations for this acquisition will be reported within the results of the Company's Human Health segment.
Acquisitions in fiscal year 2014
Acquisition of Perten Instruments Group AB. In December 2014, the Company acquired all of the outstanding stock of Perten Instruments Group AB ("Perten"). Perten is a provider of analytical instruments and services for quality control of food, grain, flour and feed. The Company expects this acquisition to enhance its industrial, environmental and safety business by expanding the Company's product offerings to the academic and industrial end markets. The Company paid the shareholders of Perten $269.9 million in cash for the stock of Perten. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Environmental Health segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, customer relationships and trade names, acquired as part of this acquisition had weighted average amortization periods of approximately 5 to 10 years. As of October 4, 2015, the purchase accounting allocations related to the Perten acquisition was preliminary.

Other acquisitions in fiscal year 2014. In addition to the Perten acquisition, the Company completed the acquisition of two businesses in fiscal year 2014 for total consideration of $17.6 million in cash and $4.3 million of assumed debt. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Human Health and Environmental Health segments from the acquisition dates. As of October 4, 2015, the purchase accounting allocations related to one of the acquisitions completed during fiscal year 2014 was finalized.

The total purchase price for the acquisitions in fiscal year 2014 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Perten	2014 Other
	(Preliminary)
	(In thousands)
Fair value of business combination:
Cash payments	$269,937	$17,898
Working capital and other adjustments	—	(294)
Less: cash acquired	(16,732)	(124)
Total	$253,205	$17,480
Identifiable assets acquired and liabilities assumed:
Current assets	$32,578	$1,935
Property, plant and equipment	1,485	125
Other assets	—	364
Identifiable intangible assets:
Core technology	17,000	1,705
Trade names	8,000	—
Customer relationships	87,000	6,800
IPR&D	—	1,266
Goodwill	163,816	15,518
Deferred taxes, net	(31,652)	(3,072)
Deferred revenue	—	(589)
Liabilities assumed	(17,422)	(2,285)
Debt assumed	(7,600)	(4,287)
Total	$253,205	$17,480
During the third quarter of fiscal year 2015, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as part of its acquisitions and adjusted its purchase price allocations. Based on such information, for acquisitions completed during 2015, the Company recognized a decrease in deferred taxes of $0.5 million, with a corresponding decrease in goodwill. For the Perten acquisition, the Company recognized increases in intangible assets of $2.0 million, liabilities assumed of $1.2 million and deferred taxes of $0.2 million, which were partially offset by a decrease in other current assets of $0.2 million and a decrease in goodwill of $0.4 million. For other acquisitions completed during fiscal year 2014, the Company recognized a decrease in working capital and other adjustments of $0.5 million with a corresponding decrease in goodwill. In addition, during the third quarter of fiscal year 2015, in connection with updating the provisional purchase accounting for the Perten acquisition, the Company adjusted goodwill and intangible assets which had been preliminarily recorded in U.S. dollars to Swedish Krona. This resulted in a decrease in intangible assets and goodwill of $21.4 million and a corresponding increase in other comprehensive loss through increased foreign currency translation adjustments as a result of the change in the exchange rate between the acquisition date and June 28, 2015. Of the $21.4 million decrease, $8.2 million related to changes in the exchange rate from the acquisition date through December 28, 2014. During the three and nine months ended October 4, 2015, there was an immaterial impact on the current period net income as a result of the change to the provisional amounts for items that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the acquisition date.
The preliminary allocations of the purchase prices for acquisitions are based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. With the Company's adoption of ASU No. 2015-16 in the third quarter of fiscal year 2015, these adjustments will be made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The effects of any such adjustments may cause changes in depreciation, amortization, or other income or expense. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.
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
The Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $2.4 million as of October 4, 2015. As of October 4, 2015, the Company had recorded contingent consideration obligations with an estimated fair value of $0.5 million. The earnout period for acquisitions with open contingency periods does not exceed three years from the respective acquisition date. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition activities for the three and nine months ended October 4, 2015 were $0.1 million and $0.5 million, respectively. Total transaction costs related to acquisition activities for the three and nine months ended September 28, 2014 were $0.04 million and $0.2 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 4, 2015 and December 28, 2014.
In May 2014, the Company’s management approved the shutdown of its microarray-based diagnostic testing laboratory in the United States, which had been reported within the Human Health segment. The Company determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.3 million net pre-tax loss related to the disposal of fixed assets and inventory for the nine months ended September 28, 2014.
During the first nine months of each of fiscal years 2015 and 2014, the Company settled various commitments related to the divestiture of other discontinued operations and recognized net pre-tax losses. These losses were recognized as a loss on disposition of discontinued operations.

Summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during the second quarter of fiscal year 2014, were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Sales	$10	$—	$93	$960
Costs and expenses	2	1,091	87	5,165
Gain (loss) from discontinued operations before income taxes	$8	$(1,091)	$6	$(4,205)
The Company recorded tax provisions of $0.04 million and $0.01 million on discontinued operations and dispositions for the three and nine months ended October 4, 2015, respectively. The Company recorded tax benefits of $0.5 million and $1.7 million on discontinued operations and dispositions for the three and nine months ended September 28, 2014, respectively.

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

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during the nine months ended October 4, 2015 and fiscal year 2014:

		Initial Restructuring or Contract Termination Charges		Total	Date or Expected Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health
	(In thousands, except headcount data)
Q2 2015 Plan	97	$1,850	$4,160	$6,010	Q2 FY2016
2015 Contract Termination Charges	—	—	25	25	Q4 FY2015

Q3 2014 Plan	152	7,126	5,925	13,051	Q4 FY2015
Q2 2014 Plan	22	545	190	735	Q2 FY2015
Q1 2014 Plan	17	370	197	567	Q4 FY2014
2014 Contract Termination Charges	—	—	1,545	1,545	Q4 FY2015
The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

At October 4, 2015, the Company had $17.1 million recorded for accrued restructuring and contract termination charges, of which $12.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.0 million was recorded in long-term liabilities. At December 28, 2014, the Company had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during the nine months ended October 4, 2015:

	Balance at December 28, 2014	2015 Charges	2015 Changes in Estimates, Net	2015 Amounts Paid	Balance at October 4, 2015
	(In thousands)
Severance:
Q2 2015 Plan(1)	$—	$6,010	$(540)	$(3,166)	$2,304
Q3 2014 Plan	10,059	—	—	(5,257)	4,802
Q2 2014 Plan(2)	251	—	(179)	(8)	64
Q1 2014 Plan(3)	92	—	(92)	—	—
Previous Plans(4)	13,124	—	(386)	(2,961)	9,777
Restructuring	23,526	6,010	(1,197)	(11,392)	16,947
Contract Termination	304	25	—	(200)	129
Total Restructuring and Contract Termination	$23,830	$6,035	$(1,197)	$(11,592)	$17,076

(1)
During the nine months ended October 4, 2015, the Company recognized pre-tax restructuring reversals of $0.2 million in the Human Health segment and $0.3 million in the Environmental Health segment related to lower than expected costs associated with workforce reductions for the Q2 2015 Plan.

(2)
During the nine months ended October 4, 2015, the Company recognized pre-tax restructuring reversals of $0.1 million in each of the Human Health and Environmental Health segments related to lower than expected costs associated with workforce reductions for the Q2 2014 Plan.

(3)
During the nine months ended October 4, 2015, the Company recognized a pre-tax restructuring reversal of $0.1 million in the Human Health segment related to lower than expected costs associated with workforce reductions for the Q1 2014 Plan.

(4)
During the nine months ended October 4, 2015, the Company recognized a net additional pre-tax restructuring charge of $0.6 million in the Human Health segment primarily related to higher than expected costs associated with the closure of the excess facility space and a pre-tax restructuring reversal of $1.0 million in the Environmental Health segment related to lower than expected costs associated with workforce reductions for the Previous Plans.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Interest income	$(147)	$(130)	$(488)	$(375)
Interest expense	9,874	8,909	28,564	27,207
Other expense, net	2,217	2,187	4,132	4,387
Total interest and other expense, net	$11,944	$10,966	$32,208	$31,219

Note 6: Inventories

Inventories as of October 4, 2015 and December 28, 2014 consisted of the following:

	October 4, 2015	December 28, 2014
	(In thousands)
Raw materials	$104,743	$96,169
Work in progress	22,088	18,783
Finished goods	186,216	170,505
Total inventories	$313,047	$285,457

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
At October 4, 2015, the Company had gross tax effected unrecognized tax benefits of $29.9 million, of which $26.1 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $4.1 million of its uncertain tax positions at October 4, 2015, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2007 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first nine months of fiscal years 2015 and 2014, the Company recorded net discrete income tax benefits of $5.2 million and $5.8 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The Company's senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of October 4, 2015, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of October 4, 2015, the Company had $196.5 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At October 4, 2015, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of October 4, 2015 was 108 basis points. The weighted average Eurocurrency interest rate as of October 4, 2015 was 0.25%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.33%. At October 4, 2015 and December 28, 2014, the Company had $492.0 million and $516.0 million, respectively, of borrowings in U.S. dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for the Company's previous facility. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of October 4, 2015, the 2021 Notes had an aggregate carrying value of $497.9 million, net of $2.1 million of unamortized original issue discount. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At October 4, 2015, the Company had $38.5 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.4 million was recorded as long-term debt. At December 28, 2014, the Company had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Number of common shares—basic	112,632	112,646	112,763	112,662
Effect of dilutive securities:
Stock options	580	870	633	964
Restricted stock awards	210	243	169	210
Number of common shares—diluted	113,422	113,759	113,565	113,836
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	521	482	649	480
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

The Company realigned its organization at the beginning of fiscal year 2015 to enable the Company to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, the multivendor service offering business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. The results reported for the three and nine months ended October 4, 2015 reflect this new alignment of the Company's operating segments. Financial information in this report relating to the three and nine months ended September 28, 2014 and the fiscal year ended 2014 have been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of the Company's two operating segments are:

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Human Health
Product revenue	$238,553	$237,312	$712,207	$721,449
Service revenue	105,083	99,637	298,970	288,076
Total revenue	343,636	336,949	1,011,177	1,009,525
Operating income from continuing operations	63,147	48,089	179,560	149,979
Environmental Health
Product revenue	139,772	128,621	414,149	391,578
Service revenue	80,028	76,479	228,917	227,726
Total revenue	219,800	205,100	643,066	619,304
Operating income from continuing operations	22,838	18,540	53,606	65,725
Corporate
Operating loss from continuing operations(1)	(10,087)	(7,853)	(31,756)	(35,529)
Continuing Operations
Product revenue	378,325	365,933	1,126,356	1,113,027
Service revenue	185,111	176,116	527,887	515,802
Total revenue	563,436	542,049	1,654,243	1,628,829
Operating income from continuing operations	75,898	58,776	201,410	180,175
Interest and other expense, net (see Note 5)	11,944	10,966	32,208	31,219
Income from continuing operations before income taxes	$63,954	$47,810	$169,202	$148,956
____________________________

(1)
In 2002, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”) filed a complaint that alleged that the Company separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. The Company entered into a settlement agreement with Enzo dated June 20, 2014 and during fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded in the second quarter of fiscal year 2014. In addition, the Company incurred $3.4 million of expenses in preparation for the trial during the six months ended June 29, 2014.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	October 4, 2015	December 28, 2014
	(In thousands)
Foreign currency translation adjustments	$(34,723)	$23,332
Unrecognized prior service costs, net of income taxes	1,575	1,575
Unrealized net losses on securities, net of income taxes	(250)	(107)
Accumulated other comprehensive (loss) income	$(33,398)	$24,800

Stock Repurchases:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the nine months ended October 4, 2015, the Company repurchased 1.5 million shares of common stock in the open market at an aggregate cost of $72.0 million, including commissions, under the Repurchase Program. As of October 4, 2015, 5.9 million shares remained available for repurchase under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the nine months ended October 4, 2015, the Company repurchased 89,558 shares of common stock for this purpose at an aggregate cost of $4.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2015 and in each quarter of fiscal year 2014. At October 4, 2015, the Company has accrued $7.8 million for dividends declared on July 22, 2015 for the third quarter of fiscal year 2015, payable in November 2015. On October 29, 2015, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2015 that will be payable in February 2016. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s condensed consolidated statements of operations for the three and nine months ended October 4, 2015 and September 28, 2014:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Cost of product and service revenue	$323	$386	$964	$1,056
Research and development expenses	119	39	419	400
Selling, general and administrative expenses	3,848	2,025	11,100	10,313
Total stock-based compensation expense	$4,290	$2,450	$12,483	$11,769
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.4 million and $4.1 million for the three and nine months ended October 4, 2015, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $0.8 million and $4.2 million for the three and nine months ended September 28, 2014, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million as of both October 4, 2015 and September 28, 2014.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	October 4, 2015	September 28, 2014
Risk-free interest rate	1.3%	1.5%
Expected dividend yield	0.6%	0.7%
Expected term	5 years	5 years
Expected stock volatility	26.5%	30.9%

The following table summarizes stock option activity for the nine months ended October 4, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 28, 2014	2,828	$26.11
Granted	490	46.25
Exercised	(751)	17.42
Canceled	(3)	22.49
Forfeited	(83)	31.43
Outstanding at October 4, 2015	2,481	$32.54	3.8	$42.4
Exercisable at October 4, 2015	1,599	$26.48	2.7	$37.0
Vested and expected to vest in the future	2,413	$32.28	3.7	$41.9
The weighted-average per-share grant-date fair value of options granted during the three and nine months ended October 4, 2015 was $11.44 and $11.00, respectively. The weighted-average per-share grant-date fair value of options granted during the three and nine months ended September 28, 2014 was $12.78 and $11.86, respectively. The total intrinsic value of options exercised during the three and nine months ended October 4, 2015 was $0.7 million and $22.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 28, 2014 was $1.9 million and $19.6 million, respectively. Cash received from option exercises for the nine months ended October 4, 2015 and September 28, 2014 was $13.1 million and $20.9 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.2 million and $3.2 million for the three and nine months ended October 4, 2015, respectively, and $1.0 million and $3.9 million for the three and nine months ended September 28, 2014, respectively.
There was $6.8 million of total unrecognized compensation cost related to nonvested stock options granted as of October 4, 2015. This cost is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended October 4, 2015:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 28, 2014	558	$35.51
Granted	224	46.63
Vested	(232)	30.55
Forfeited	(30)	40.38
Nonvested at October 4, 2015	520	$42.23
The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and nine months ended October 4, 2015 was $48.77 and $46.63, respectively. The weighted-average per-share grant-date fair value of restricted stock awards granted during the three and nine months ended September 28, 2014 was $45.42 and $42.69, respectively. The fair value of restricted stock awards vested during the three and nine months ended October 4, 2015 was $0.2 million and $7.1 million, respectively. The fair value of restricted stock awards vested during the three and nine months ended September 28, 2014 was $0.1 million and $7.1 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.2 million and $6.5 million for the three and nine months ended October 4, 2015, respectively, and $1.6 million and $5.5 million for the three and nine months ended September 28, 2014, respectively.
As of October 4, 2015, there was $12.7 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Performance Units: The Company granted 66,509 and 79,463 performance units during the nine months ended October 4, 2015 and September 28, 2014, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the nine months ended October 4, 2015 and September 28, 2014 was $46.83 and $42.84, respectively. During the nine months ended October 4, 2015 and September 28, 2014, 8,860 and 19,667 performance units were forfeited, respectively. The total compensation expense recognized related to performance units was $0.8 million and $2.1 million for the three and nine months ended October 4, 2015, respectively, and a reversal of an expense of $0.2 million and an expense of $1.6 million for the three and nine months ended September 28, 2014, respectively. As of October 4, 2015, there were 201,415 performance units outstanding and subject to forfeiture, with a corresponding liability of $4.0 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company generally grants stock awards only to non-employee members of the Board. The Company granted 1,953 shares and 2,373 shares to each non-employee member of the Board during the nine months ended October 4, 2015 and September 28, 2014, respectively. The Company also granted 544 shares to a new non-employee member of the Board during the three months ended March 29, 2015. The weighted-average per-share grant-date fair value of the stock awards granted during the nine months ended October 4, 2015 and September 28, 2014 was $51.01 and $42.14, respectively. The total compensation expense recognized related to these stock awards was $0.7 million for each of the nine months ended October 4, 2015 and September 28, 2014.
Employee Stock Purchase Plan: During the nine months ended October 4, 2015, the Company issued 54,374 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $45.41 per share. During the nine months ended September 28, 2014, the Company issued 60,870 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $41.71 per share. At October 4, 2015, an aggregate of 1.0 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2015, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2015.
The changes in the carrying amount of goodwill for the period ended October 4, 2015 from December 28, 2014 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 28, 2014	$1,662,755	$621,322	$2,284,077
Foreign currency translation	(19,018)	(23,557)	(42,575)
Acquisitions and other	33	12,408	12,441
Balance at October 4, 2015	$1,643,770	$610,173	$2,253,943
Identifiable intangible asset balances at October 4, 2015 and December 28, 2014 by category were as follows:

	October 4, 2015	December 28, 2014
	(In thousands)
Patents	$39,923	$39,953
Less: Accumulated amortization	(29,141)	(27,200)
Net patents	10,782	12,753
Trade names and trademarks	40,381	40,069
Less: Accumulated amortization	(19,768)	(16,936)
Net trade names and trademarks	20,613	23,133
Licenses	59,058	59,631
Less: Accumulated amortization	(44,386)	(41,792)
Net licenses	14,672	17,839
Core technology	295,694	298,491
Less: Accumulated amortization	(204,499)	(184,697)
Net core technology	91,195	113,794
Customer relationships	393,240	402,185
Less: Accumulated amortization	(182,535)	(156,994)
Net customer relationships	210,705	245,191
IPR&D	9,572	10,103
Less: Accumulated amortization	(3,884)	(3,132)
Net IPR&D	5,688	6,971
Net amortizable intangible assets	353,655	419,681
Non-amortizing intangible assets:
Trade names and trademarks	70,584	70,584
Total	$424,239	$490,265

Total amortization expense related to definite-lived intangible assets was $18.8 million and $58.5 million for the three and nine months ended October 4, 2015, respectively, and $20.6 million and $61.9 million for the three and nine months September 28, 2014, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $21.5 million for the remainder of fiscal year 2015, $70.9 million for fiscal year 2016, $61.1 million for fiscal year 2017, $50.1 million for fiscal year 2018, and $38.3 million for fiscal year 2019.

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
A summary of warranty reserve activity for the three and nine months ended October 4, 2015 and September 28, 2014 is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Balance at beginning of period	$10,810	$10,786	$10,783	$10,534
Provision charged to income	4,240	4,187	12,728	12,596
Payments	(4,412)	(4,154)	(12,158)	(12,509)
Adjustments to previously provided warranties, net	129	(130)	(342)	44
Foreign currency translation and acquisitions	(155)	(293)	(399)	(269)
Balance at end of period	$10,612	$10,396	$10,612	$10,396

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic benefit (credit) cost for the Company’s various defined benefit employee pension and postretirement plans for the three and nine months ended October 4, 2015 and September 28, 2014:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Service cost	$1,083	$1,030	$27	$24
Interest cost	5,176	5,914	36	39
Expected return on plan assets	(6,513)	(6,277)	(265)	(241)
Amortization of prior service costs	(59)	(72)	—	—
Net periodic benefit (credit) cost	$(313)	$595	$(202)	$(178)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Service cost	$3,274	$3,094	$81	$72
Interest cost	15,602	17,761	108	116
Expected return on plan assets	(19,535)	(18,820)	(797)	(723)
Curtailment gain	(816)	—	—	—
Actuarial loss	821	—	—	—
Amortization of prior service	(182)	(214)	—	—
Net periodic benefit (credit) cost	$(836)	$1,821	$(608)	$(535)
During the nine months ended October 4, 2015 and September 28, 2014, the Company contributed $6.5 million and $2.8 million, respectively, in the aggregate, to pension plans outside of the United States. During the nine months ended October 4, 2015, the Company contributed $20.0 million to its defined benefit pension plan in the United States.
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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $104.7 million, $95.0 million and $127.2 million at October 4, 2015, December 28, 2014 and September 28, 2014, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 4, 2015 and September 28, 2014.

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

During the nine months ended October 4, 2015, the Company settled several of these forward exchange contracts and entered into additional new contracts that will settle in fiscal year 2015. The combined Euro denominated notional amounts of these outstanding hedges was €108.7 million and €238.2 million as of October 4, 2015 and December 28, 2014, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for the nine months ending October 4, 2015. The Company received $19.2 million as a result of the settlement of these hedges in the nine months ended October 4, 2015.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of October 4, 2015.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 4, 2015. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of October 4, 2015 and December 28, 2014 classified in one of the three classifications described above:

		Fair Value Measurements at October 4, 2015 Using:
	Total Carrying Value at October 4, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,574	$1,574	$—	$—
Foreign exchange derivative assets	50	—	50	—
Foreign exchange derivative liabilities	(2,295)	—	(2,295)	—
Contingent consideration	(519)	—	—	(519)

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,568	$1,568	$—	$—
Foreign exchange derivative assets	3,205	—	3,205	—
Foreign exchange derivative liabilities	(302)	—	(302)	—
Contingent consideration	(91)	—	—	(91)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both October 4, 2015 and December 28, 2014, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.
Contingent consideration:    The Company has classified its net liabilities for contingent consideration relating to its acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included probability weighted cash flows. A description of the significant acquisitions is included within Note 2 to the Company's audited consolidated financial statements filed with the 2014 Form 10-K. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. The Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $2.4 million as of October 4, 2015. As of October 4, 2015, the Company had recorded contingent consideration obligations with an estimated fair value of $0.5 million. The earnout period for acquisitions with open contingency periods does not exceed three years from the respective acquisition date, and the remaining weighted average earnout period at October 4, 2015 was 1 year.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Balance at beginning of period	$(475)	$(3,430)	$(91)	$(4,926)
Additions	—	—	(475)	—
Amounts paid and foreign currency translation	26	2,137	36	2,065
Change in fair value (included within selling, general and administrative expenses)	(70)	7	11	1,575
Balance at end of period	$(519)	$(1,286)	$(519)	$(1,286)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had amounts outstanding, excluding letters of credit, of $492.0 million and $516.0 million as of October 4, 2015 and December 28, 2014, respectively. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2015. Consequently, the carrying value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.9 million, net of $2.1 million of unamortized original issue discount, and a fair value of $528.1 million as of October 4, 2015. The 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount, and a fair value of $542.7 million as of December 28, 2014. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $38.5 million and $39.3 million as of October 4, 2015 and December 28, 2014, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate. As of October 4, 2015, the 2021 Notes and financing lease obligations were classified as Level 2.
As of October 4, 2015, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.1 million and $12.3 million as of October 4, 2015 and December 28, 2014, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 4, 2015 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, the multivendor service offering business that serves our life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for the three and nine months ended October 4, 2015 reflect this new alignment of our operating segments. Financial information in this report relating to the three and nine months ended September 28, 2014 and the fiscal year ended 2014 have been retrospectively adjusted to reflect the changes to the operating segments. The principal products and services of our two operating segments are:

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
Overview of the Third Quarter of Fiscal Year 2015
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2016 ("fiscal year 2015") will include 53 weeks, while the fiscal year ended December 28, 2014 ("fiscal year 2014") included 52 weeks. The additional week in fiscal year 2015 has been reflected in our third quarter, which consisted of 14 weeks as compared to our third quarter of fiscal year 2014, which consisted of 13 weeks.
Our overall revenue in the third quarter of fiscal year 2015 was $563.4 million and increased $21.4 million, or 4%, as compared to the third quarter of fiscal year 2014, reflecting an increase of $14.7 million, or 7%, in our Environmental Health segment revenue and an increase of $6.7 million, or 2%, in our Human Health segment revenue. The increase in our Environmental Health segment revenue during the third quarter of fiscal year 2015 was primarily due to revenue from the acquisition of Perten Instruments Group AB ("Perten"), as well as increased demand in our laboratory services business, which was partially offset by unfavorable impacts from foreign currency. The increase in our Human Health segment revenue during the third quarter of fiscal year 2015 was primarily driven by our OneSource service offerings within our research market, as well as increased demand in our newborn and infectious disease screening business within our diagnostics market.
In our Human Health segment, we experienced growth during the third quarter of fiscal year 2015 in several of our products within our end markets, as compared to the third quarter of fiscal year 2014. In our research market, we experienced growth due to increased demand for our OneSource service offerings, as well as new product introductions, such as the Opera Phenix. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for our customers. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in the United States, as well as emerging markets such as China. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the third quarter of fiscal year 2015. The growth in our Human Health segment was partially offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro. Demand in our medical imaging business was flat. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, we had an increase in revenue for the third quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2014, despite unfavorable impacts from foreign currency. The increase in revenue was primarily due to revenue from the acquisition of Perten, as well as growth in our materials characterization product family within our environmental and industrial markets, which was partially offset by unfavorable impacts from foreign currency. In addition, we had an increased demand in our laboratory services business, despite unfavorable impacts from foreign currency. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 30 basis points in the third quarter of fiscal year 2015, as compared to the third quarter of fiscal year 2014, due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain. Our consolidated operating margins increased 263 basis points in the third quarter of fiscal year 2015, as compared to the third quarter of fiscal year 2014, primarily due to higher gross margins, and lower restructuring charges and costs as a result of cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (our “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 4, 2015.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended October 4, 2015 was $563.4 million, as compared to $542.0 million for the three months ended September 28, 2014, an increase of $21.4 million, or 4%, which includes an additional week in the third quarter of fiscal year 2015, an approximate 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 4% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the three months ended October 4, 2015 as compared to the three months ended September 28, 2014 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Environmental Health segment revenue increased $14.7 million, or 7%, due to an increase in our environmental and industrial markets revenue of $14.5 million and an increase in our laboratory services market revenue of $0.2 million. Our Human Health segment revenue increased $6.7 million, or 2%, due to an increase in our research market revenue of $5.8 million and an increase in our diagnostics market revenue of $0.8 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for the three months ended October 4, 2015 and $0.8 million for the three months ended September 28, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended October 4, 2015 was $1,654.2 million, as compared to $1,628.8 million for the nine months ended September 28, 2014, an increase of $25.4 million, or 2%, which includes an additional week in the third quarter of fiscal year 2015, an approximate 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 4% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended October 4, 2015 as compared to the nine months ended September 28, 2014 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Environmental Health segment revenue increased $23.8 million, or 4%, due to an increase in environmental and industrial markets revenue of $31.0 million, partially offset by a decrease in laboratory services market revenue of $7.3 million. Our Human Health segment revenue increased $1.7 million, or 0.2%, due to an increase in research market revenue of $6.1 million, which was partially offset by a decrease in diagnostics market revenue of $4.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for the nine months ended October 4, 2015 and $2.7 million for the nine months ended September 28, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended October 4, 2015 was $308.8 million, as compared to $298.7 million for the three months ended September 28, 2014, an increase of $10.1 million, or 3%. As a percentage of revenue, cost of revenue decreased to 54.8% for the three months ended October 4, 2015, from 55.1% for the three months ended September 28, 2014, resulting in an increase in gross margin of 30 basis points from 44.9% for the three months ended September 28, 2014 to 45.2% for the three months ended October 4, 2015. Amortization of intangible assets decreased and was $10.7 million for the three months ended October 4, 2015, as compared to $12.4 million for the three months ended September 28, 2014. Stock-based compensation expense was $0.3 million for the three months ended October 4, 2015, as compared to $0.4 million for the three months ended September 28, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.8 million for the three months ended October 4, 2015. Acquisition related costs added an incremental expense of $0.02 million for each of the three months ended October 4, 2015 and September 28, 2014. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.
Cost of revenue for the nine months ended October 4, 2015 was $911.8 million, as compared to $901.8 million for the nine months ended September 28, 2014, an increase of $9.9 million, or 1%. As a percentage of revenue, cost of revenue decreased to 55.1% for the nine months ended October 4, 2015, from 55.4% for the nine months ended September 28, 2014, resulting in an increase in gross margin of 25 basis points from 44.6% for the nine months ended September 28, 2014 to 44.9% for the nine months ended October 4, 2015. Amortization of intangible assets decreased and was $32.2 million for the nine months ended October 4, 2015, as compared to $37.4 million for the nine months ended September 28, 2014. Stock-based compensation expense was $1.0 million for the nine months ended October 4, 2015, as compared to $1.1 million for the nine months ended September 28, 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.2 million for the nine months ended October 4, 2015, as compared to a gain of $0.1 million for the nine months ended September 28, 2014. Acquisition related costs added an incremental expense of $0.05 million for each of the nine months ended October 4, 2015 and September 28, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $7.3 million for the nine months ended October 4, 2015. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 4, 2015 were $147.7 million, as compared to $143.0 million for the three months ended September 28, 2014, an increase of $4.7 million, or 3%. As a percentage of revenue, selling, general and administrative expenses decreased and were 26.2% for the three months ended October 4, 2015, as compared to 26.4% for the three months ended September 28, 2014. Amortization of intangible assets was

$8.0 million for each of the three months ended October 4, 2015 and September 28, 2014. Stock-based compensation expense increased and was $3.8 million for the three months ended October 4, 2015, as compared to $2.0 million for the three months ended September 28, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.1 million for the three months ended October 4, 2015, as compared to adding an incremental expense of $0.04 million for the three months ended September 28, 2014. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of increased sales and marketing expenses due to the impact of an additional week in the third quarter of fiscal year 2015, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended October 4, 2015 were $440.3 million, as compared to $442.7 million for the nine months ended September 28, 2014, a decrease of $2.3 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 26.6% for the nine months ended October 4, 2015, as compared to 27.2% for the nine months ended September 28, 2014. Amortization of intangible assets increased and was $26.0 million for the nine months ended October 4, 2015, as compared to $24.0 million for the nine months ended September 28, 2014. Stock-based compensation expense increased and was $11.1 million for the nine months ended October 4, 2015, as compared to $10.3 million for the nine months ended September 28, 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for the nine months ended October 4, 2015. Significant settlement and litigation expenses related to a particular case were $6.6 million for the nine months ended September 28, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.6 million for the nine months ended October 4, 2015, as compared to decreasing expenses by $1.3 million for the nine months ended September 28, 2014. The decrease in selling, general and administrative expenses was primarily the result of lower costs as a result of cost containment and productivity initiatives, which was partially offset by the impact of an additional week in fiscal year 2015.
Research and Development Expenses
Research and development expenses for the three months ended October 4, 2015 were $31.1 million, as compared to $30.4 million for the three months ended September 28, 2014, an increase of $0.7 million, or 2%. As a percentage of revenue, research and development expenses decreased and were 5.5% for the three months ended October 4, 2015, as compared to 5.6% for the three months ended September 28, 2014. Amortization of intangible assets decreased and was $0.1 million for the three months ended October 4, 2015, as compared to $0.2 million for the three months ended September 28, 2014. Stock-based compensation expense was $0.1 million and $0.04 million for the three months ended October 4, 2015 and September 28, 2014, respectively. The increase in research and development expenses was primarily the result of new product releases, investments in new product development and the impact of an additional week in fiscal year 2015, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and development expenses for the nine months ended October 4, 2015 were $95.9 million, as compared to $90.2 million for the nine months ended September 28, 2014, an increase of $5.7 million, or 6%. As a percentage of revenue, research and development expenses increased and were 5.8% for the nine months ended October 4, 2015, as compared to 5.5% for the nine months ended September 28, 2014. Amortization of intangible assets was $0.4 million for each of the nine months ended October 4, 2015 and September 28, 2014. Stock-based compensation expense was $0.4 million for each of the nine months ended October 4, 2015 and September 28, 2014. In addition to the above items, the increase in research and development expenses was primarily the result of new product releases and investments in new product development and the impact of an additional week in fiscal year 2015, which was partially offset by lower costs as a result of cost containment and productivity initiatives. During the first nine months of each of fiscal years 2015 and 2014, we directed research and development efforts towards the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

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

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during the nine months ended October 4, 2015 and fiscal year 2014:

		Initial Restructuring or Contract Termination Charges		Total	Date or Expected Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health
	(In thousands, except headcount data)
Q2 2015 Plan	97	$1,850	$4,160	$6,010	Q2 FY2016
2015 Contract Termination Charges	—	—	25	25	Q4 FY2015

Q3 2014 Plan	152	7,126	5,925	13,051	Q4 FY2015
Q2 2014 Plan	22	545	190	735	Q2 FY2015
Q1 2014 Plan	17	370	197	567	Q4 FY2014
2014 Contract Termination Charges	—	—	1,545	1,545	Q4 FY2015
We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

At October 4, 2015, we had $17.1 million recorded for accrued restructuring and contract termination charges, of which $12.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.0 million was recorded in long-term liabilities. At December 28, 2014, we had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination, during the nine months ended October 4, 2015:

	Balance at December 28, 2014	2015 Charges	2015 Changes in Estimates, Net	2015 Amounts Paid	Balance at October 4, 2015
	(In thousands)
Severance:
Q2 2015 Plan(1)	$—	$6,010	$(540)	$(3,166)	$2,304
Q3 2014 Plan	10,059	—	—	(5,257)	4,802
Q2 2014 Plan(2)	251	—	(179)	(8)	64
Q1 2014 Plan(3)	92	—	(92)	—	—
Previous Plans(4)	13,124	—	(386)	(2,961)	9,777
Restructuring	23,526	6,010	(1,197)	(11,392)	16,947
Contract Termination	304	25	—	(200)	129
Total Restructuring and Contract Termination	$23,830	$6,035	$(1,197)	$(11,592)	$17,076

(1)
During the nine months ended October 4, 2015, we recognized pre-tax restructuring reversals of $0.2 million in our Human Health segment and $0.3 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions for the Q2 2015 Plan.

(2)
During the nine months ended October 4, 2015, we recognized pre-tax restructuring reversals of $0.1 million in each of our Human Health and Environmental Health segments related to lower than expected costs associated with workforce reductions for the Q2 2014 Plan.

(3)
During the nine months ended October 4, 2015, we recognized a pre-tax restructuring reversal of $0.1 million in our Human Health segment related to lower than expected costs associated with workforce reductions for the Q1 2014 Plan.

(4)
During the nine months ended October 4, 2015, we recognized a net additional pre-tax restructuring charge of $0.6 million in our Human Health segment primarily related to higher than expected costs associated with the closure of the excess facility space and a pre-tax restructuring reversal of $1.0 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions for the Previous Plans.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Interest income	$(147)	$(130)	$(488)	$(375)
Interest expense	9,874	8,909	28,564	27,207
Other expense, net	2,217	2,187	4,132	4,387
Total interest and other expense, net	$11,944	$10,966	$32,208	$31,219
Interest and other expense, net, for the three months ended October 4, 2015 was an expense of $11.9 million, as compared to an expense of $11.0 million for the three months ended September 28, 2014, an increase of $1.0 million. The increase in interest and other expense, net, for the three months ended October 4, 2015, as compared to the three months ended September 28, 2014, was due to an increase in interest expense due to an additional week and higher debt balances during the three months ended October 4, 2015.
Interest and other expense, net for the nine months ended October 4, 2015 was an expense of $32.2 million, as compared to an expense of $31.2 million for the nine months ended September 28, 2014, an increase of $1.0 million. The increase in interest and other expense, net, for the nine months ended October 4, 2015, as compared to the nine months ended September 28, 2014, was primarily due to an increase in interest expense due to an additional week and higher debt balances during the nine months ended October 4, 2015. Other expense, net decreased by $0.3 million for the nine months ended October 4, 2015, as compared to the nine months ended September 28, 2014, and consisted primarily of expenses related to foreign currency transactions and the translation of non-functional currency assets and liabilities.
Provision for Income Taxes
For the three months ended October 4, 2015, the provision for income taxes from continuing operations was $9.1 million, as compared to $4.9 million for the three months ended September 28, 2014. For the nine months ended October 4, 2015, the provision for income taxes from continuing operations was $25.0 million, as compared to $19.1 million for the nine months ended September 28, 2014.
The effective tax rate from continuing operations was 14.2% and 14.8% for the three and nine months ended October 4, 2015, respectively, as compared to 10.3% and 12.8% for the three and nine months ended September 28, 2014, respectively. The higher effective tax rate during the first nine months of fiscal year 2015, as compared to the first nine months of fiscal year 2014, was primarily due to certain jurisdictions with higher tax rates projecting to have higher income in fiscal year 2015, as compared to the first nine months of fiscal year 2014.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 4, 2015 and December 28, 2014.
In May 2014, our management approved the shutdown of our microarray-based diagnostic testing laboratory in the United States, which had been reported within our Human Health segment. We determined that, with the lack of adequate reimbursement from health care payers, our microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of our microarray-based diagnostic testing laboratory in the United States resulted in a $0.3 million net pre-tax loss related to the disposal of fixed assets and inventory for the nine months ended September 28, 2014.

During the first nine months of each of fiscal years 2015 and 2014, we settled various commitments related to the divestiture of other discontinued operations and recognized net pre-tax losses. These losses were recognized as a loss on disposition of discontinued operations.
Summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in our microarray-based diagnostic testing laboratory in the United States during the second quarter of fiscal year 2014, were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(In thousands)
Sales	$10	$—	$93	$960
Costs and expenses	2	1,091	87	5,165
Gain (loss) from discontinued operations before income taxes	$8	$(1,091)	$6	$(4,205)
We recorded tax provisions of $0.04 million and $0.01 million on discontinued operations and dispositions for the three and nine months ended October 4, 2015, respectively. We recorded tax benefits of $0.5 million and $1.7 million on discontinued operations and dispositions for the three and nine months ended September 28, 2014, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.1 million and $12.3 million as of October 4, 2015 and December 28, 2014, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at October 4, 2015 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended October 4, 2015 was $343.6 million, as compared to $336.9 million for the three months ended September 28, 2014, an increase of $6.7 million, or 2%, which includes an approximate 5% decrease in revenue attributable to unfavorable changes in foreign exchange rates and a 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended October 4, 2015, as compared to the three months ended September 28, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in research market revenue of $5.8 million and an increase in our diagnostics market revenue of $0.8 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Human Health segment for the three months ended October 4, 2015 and $0.8 million for the three months ended September 28, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our Human Health segment, we experienced growth during the third quarter of fiscal year 2015 in several of our products within our end markets, as compared to the third quarter of fiscal year 2014. In our research market, we experienced growth due to increased demand for our OneSource service offerings, as well as new product introductions, such as the Opera Phenix. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for our customers. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in the United States, as well as emerging markets such as China. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the third quarter of fiscal year 2015. The growth in our Human Health segment was partially offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro. Demand in our medical imaging business was flat for the three months ended October 4, 2015.
Revenue for the nine months ended October 4, 2015 was $1,011.2 million, as compared to $1,009.5 million for the nine months ended September 28, 2014, an increase of $1.7 million, or 0.2%, which includes an approximate 5% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the nine months ended October 4, 2015, as compared to the nine months ended September 28, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in research market revenue of $6.1 million, which was partially offset by a decrease in diagnostics market revenue of $4.4 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue in our Human Health segment for the nine months ended October 4, 2015 and $2.7 million for the nine months ended September 28, 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our research market, we experienced growth due to new product introductions, such as the Opera Phenix, as well as increased demand for our radio-chemicals, OneSource and informatics offerings. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in the United States, as well as emerging markets such as China, which was more than offset by the impact of unfavorable foreign currency. Revenue from our medical imaging business declined during the nine months ended October 4, 2015 primarily due to the impact of unfavorable foreign currency.
Operating income from continuing operations for the three months ended October 4, 2015 was $63.1 million, as compared to $48.1 million for the three months ended September 28, 2014, an increase of $15.1 million, or 31%. Amortization of intangible assets decreased and was $15.3 million for the three months ended October 4, 2015, as compared to $18.4 million for the three months ended September 28, 2014. Restructuring and contract termination charges, net, were $0.2 million for the three months ended October 4, 2015, as compared to $6.3 million for the three months ended September 28, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.1 million for the three months ended October 4, 2015, as compared to an incremental expense of $0.04 million for the three months ended September 28, 2014. In addition to the above items, increased operating income for the three months ended October 4, 2015, as compared to the three months ended September 28, 2014, was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and lower costs as a result of cost containment and productivity initiatives, which was partially offset by unfavorable impacts from foreign currency.
Operating income from continuing operations for the nine months ended October 4, 2015 was $179.6 million, as compared to $150.0 million for the nine months ended September 28, 2014, an increase of $29.6 million, or 20%. Amortization of intangible assets decreased and was $46.0 million for the nine months ended October 4, 2015, as compared to $54.7 million for the nine months ended September 28, 2014. Restructuring and contract termination charges, net, were $2.0 million for the nine months ended October 4, 2015, as compared to $7.1 million for the nine months ended September 28, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.4 million for the nine months ended October 4, 2015, as compared to decreasing expenses by $0.6 million for the nine months ended September 28, 2014. In addition to the above items, increased operating income for the nine months ended October 4, 2015, as compared to the nine months ended September 28, 2014, was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and lower costs as a result of cost containment and productivity initiatives, which was partially offset by unfavorable impacts from foreign currency.
Environmental Health
Revenue for the three months ended October 4, 2015 was $219.8 million, as compared to $205.1 million for the three months ended September 28, 2014, an increase of $14.7 million, or 7%, which includes an approximate 9% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 11% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended October 4, 2015, as compared to the three months ended September 28, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in our environmental and industrial revenue of $14.5 million and an increase in our laboratory services market revenue of $0.2 million. The increase in our Environmental Health segment revenue during the three months ended October 4, 2015 as compared to the three months ended September 28, 2014 was primarily due to revenue from the acquisition of Perten, as well as growth in our materials characterization product family within our environmental and industrial markets, which was partially offset by unfavorable impacts from foreign currency. In addition, we had an increased demand in our laboratory services business, despite unfavorable impacts from foreign currency.
Revenue for the nine months ended October 4, 2015 was $643.1 million, as compared to $619.3 million for the nine months ended September 28, 2014, an increase of $23.8 million, or 4%, which includes an approximate 8% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 9% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the nine months ended October 4, 2015, as compared to the nine months ended September 28, 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in environmental and industrial markets revenue of $31.0 million, partially offset by a decrease in laboratory services market revenue of $7.3 million. The increase in our Environmental Health segment revenue during the nine months ended October 4, 2015 was primarily due to revenue from the acquisition of Perten, as well as growth in our materials characterization product family within our environmental and industrial markets, which was partially offset by unfavorable impacts from foreign currency. In addition, we had an increased demand in our laboratory services business, despite a decrease in revenue due to unfavorable impacts from foreign currency.
Operating income from continuing operations for the three months ended October 4, 2015 was $22.8 million, as compared to $18.5 million for the three months ended September 28, 2014, an increase of $4.3 million, or 23%. Amortization of intangible assets increased and was $3.6 million for the three months ended October 4, 2015, as compared to $2.2 million for the three months ended September 28, 2014. Restructuring and contract termination charges, net, was a reversal of an expense of $0.3 million for the three months ended October 4, 2015, as compared to a charge of $4.8 million for the three months ended September 28, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.02 million for each of the three months ended October 4, 2015 and September 28, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.8 million for the three months ended October 4, 2015. In addition to the above items, operating income increased for the three months ended October 4, 2015, as compared to the three months ended September 28, 2014, due to benefits from our initiatives to improve our supply chain and lower costs as a result of cost containment initiatives, which were partially offset by increased costs related to investments in new product development and unfavorable impacts from foreign currency.
Operating income from continuing operations for the nine months ended October 4, 2015 was $53.6 million, as compared to $65.7 million for the nine months ended September 28, 2014, a decrease of $12.1 million, or 18%. Amortization of intangible assets increased and was $12.5 million for the nine months ended October 4, 2015, as compared to $7.1 million for the nine months ended September 28, 2014. Restructuring and contract termination charges, net, were $2.8 million for the nine months ended October 4, 2015, as compared to $6.8 million for the nine months ended September 28, 2014. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.2 million for the nine months ended October 4, 2015, as compared to decreasing expenses by $0.7 million for the nine months ended September 28, 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $7.3 million for the nine months ended October 4, 2015. In addition to the above items, decreased operating income for the nine months ended October 4, 2015, as compared to the nine months ended September 28, 2014, was primarily due to increased costs related to investments in new product development and unfavorable impacts from foreign currency, which was partially offset by favorable changes in product mix, with an increase in sales of higher gross margin product offerings, benefits from our initiatives to improve our supply chain and lower costs as a result of cost containment initiatives.

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
At October 4, 2015, we had cash and cash equivalents of $195.1 million, of which $183.4 million was held by our non-U.S. subsidiaries, and we had $196.5 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at October 4, 2015.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $183.4 million of cash and cash equivalents held by our non-U.S. subsidiaries at October 4, 2015, we would incur U.S. taxes on approximately $99.6 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the nine months ended October 4, 2015, we repurchased 1.5 million shares of common stock in the open market at an aggregate cost of $72.0 million, including commissions, under the Repurchase Program. As of October 4, 2015, 5.9 million shares remained available for repurchase under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the nine months ended October 4, 2015, we repurchased 89,558 shares of common stock for this purpose at an aggregate cost of $4.2 million.
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
During the first nine months of fiscal year 2015, we contributed $20.0 million, in the aggregate, to our defined benefit pension plan in the United States. During the first nine months of fiscal year 2015, we contributed $6.5 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $0.9 million by the end of fiscal year 2015. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans. In the third quarter of fiscal year 2014, we notified certain employees of our intention to terminate their employment as part of the Q3 2014 restructuring plan. During the second quarter of fiscal year 2015, the termination of these participants decreased the expected future service lives in excess of the curtailment limit for one of our pension plans, which resulted in a curtailment gain. We recorded the curtailment gain of $0.8 million during the second quarter of fiscal year 2015. As part of the curtailment, we remeasured the assets and liabilities of the plan that had the curtailment based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which resulted in an actuarial loss of $0.8 million.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $161.9 million for the nine months ended October 4, 2015, as compared to net cash provided by continuing operations of $185.7 million for the nine months ended September 28, 2014, a decrease in cash provided of $23.7 million. The cash provided by operating activities for the nine months ended October 4, 2015 was principally a result of income from continuing operations of $144.2 million adjusted for depreciation and amortization of $83.8 million, stock-based compensation expense of $12.5 million and restructuring and contract termination charges of $4.8 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $49.0 million and a net cash decrease in working capital of $34.4 million. Contributing to the net cash decrease in working capital for the nine months ended October 4, 2015, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $50.8 million and a decrease in accounts payable of $19.9 million, which were partially offset by a decrease in accounts receivable of $36.4 million. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2015. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the first nine months of fiscal year 2015. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $49.0 million for the nine months ended October 4, 2015, as compared to $51.1 million for the nine months ended September 28, 2014. These changes primarily related to the timing of payments for taxes, restructuring, and salary and benefits. During the nine months ended October 4, 2015, we made contributions of $6.5 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States, which was included in the change in accrued expenses.
Investing Activities. Net cash used in the investing activities of our continuing operations was $35.7 million for the nine months ended October 4, 2015, as compared to $23.6 million for the nine months ended September 28, 2014, an increase of $12.1 million. For the nine months ended October 4, 2015, the net cash used in investing activities of our continuing operations was principally a result of $18.7 million of cash used for acquisitions and investments and capital expenditures of $17.8 million. These items were partially offset by cash proceeds of $0.8 million due to the settlement of life insurance policies. Net cash used for capital expenditures was $22.2 million for the nine months ended September 28, 2014. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the nine months ended September 28, 2014, we received $0.5 million for the settlement of life insurance policies and used $1.9 million in cash for acquisitions and investments.

Financing Activities. Net cash used in financing activities was $92.4 million for the nine months ended October 4, 2015, as compared to $123.7 million for the nine months ended September 28, 2014, a decrease of $31.3 million. For the nine months ended October 4, 2015, we repurchased 1.6 million shares of our common stock, including 89,558 shares of our common stock pursuant to our equity incentive plans, for a total cost of $76.2 million, including commissions. This compares to repurchases of 0.8 million shares of our common stock, including 97,774 shares of our common stock pursuant to our equity incentive plans, for the nine months ended September 28, 2014, for a total cost of $39.0 million, including commissions. Proceeds from the issuance of common stock under stock plans was $13.1 million for the nine months ended October 4, 2015 as compared to proceeds from the issuance of common stock under stock plans of $20.9 million for the nine months ended September 28, 2014. During the nine months ended October 4, 2015, debt payments on our senior unsecured revolving credit facility totaled $371.0 million, which were partially offset by debt borrowings of $347.0 million. During the nine months ended September 28, 2014, debt payments on our senior unsecured revolving credit facility totaled $305.0 million, which were partially offset by debt borrowings of $227.0 million. We paid $23.7 million in dividends during each of the nine months ended October 4, 2015 and September 28, 2014. During the nine months ended October 4, 2015, we had net payments on other credit facilities of $0.8 million, as compared to net payments on other credit facilities of $1.2 million for the nine months ended September 28, 2014. During the nine months ended October 4, 2015, we received $19.2 million for settlement of forward foreign exchange contracts. During the nine months ended September 28, 2014, we paid $1.8 million of debt financing costs for the refinancing of our debt held under the previous senior unsecured revolving credit facility and made $0.9 million in payments for acquisition-related contingent consideration.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of October 4, 2015, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding under the senior unsecured revolving credit facility. As of October 4, 2015, we had $196.5 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At October 4, 2015, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of October 4, 2015 was 108 basis points. The weighted average Eurocurrency interest rate as of October 4, 2015 was 0.25%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.33%. At October 4, 2015 and December 28, 2014, we had $492.0 million and $516.0 million, respectively, of borrowings in U.S. dollars outstanding under the senior unsecured revolving credit facility. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for our previous facility. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of October 4, 2015.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of October 4, 2015, the 2021 Notes had an aggregate carrying value of $497.9 million, net of $2.1 million of unamortized original issue discount. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $497.7 million, net of $2.3 million of unamortized original issue discount. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of October 4, 2015.

Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At October 4, 2015, we had $38.5 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.4 million was recorded as long-term debt. At December 28, 2014, we had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2015 and for each quarter of fiscal year 2014. At October 4, 2015, we had accrued $7.8 million for dividends declared on July 22, 2015 for the third quarter of fiscal year 2015, payable in November 2015. On October 29, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2015 that will be payable in February 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under this new guidance, an acquirer should recognize adjustments to provisional amounts for items in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The provisions of this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. During the third quarter of fiscal year 2015, we early adopted the new guidance and adjusted the provisional amounts recorded for acquisitions in which the purchase accounting allocations as of October 4, 2015 were preliminary. During the three and nine months ended October 4, 2015, there was an immaterial impact on the current period net income as a result of the change to the provisional amounts for items that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the acquisition date.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under this new guidance, companies that use inventory measurement methods other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The provisions of this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the requirements of this guidance. The adoption is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. The guidance should be applied prospectively. During the second quarter of fiscal year 2015, we early adopted the new guidance. The adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this new guidance, debt issuance costs should be presented in the balance sheet as a reduction of the carrying value of the associated debt liability. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We are expecting to early adopt this guidance in the fourth quarter of fiscal year 2015. The adoption is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The standard may be adopted either using a full retrospective approach or a modified retrospective approach. We are evaluating the requirements of this guidance and have not yet determined the transition method to use or the impact of its adoption on our consolidated financial position, results of operations and cash flows.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $104.7 million, $95.0 million and $127.2 million at October 4, 2015, December 28, 2014 and September 28, 2014, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 4, 2015 and September 28, 2014.

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

During the nine months ended October 4, 2015, we settled several of these forward exchange contracts and entered into additional new contracts that will settle in fiscal year 2015. The combined Euro denominated notional amounts of these outstanding hedges was €108.7 million and €238.2 million as of October 4, 2015 and December 28, 2014, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for the nine months ending October 4, 2015. We received $19.2 million as a result of the settlement of these hedges in the nine months ended October 4, 2015.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 4, 2015. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 4, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 4, 2015 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the nine months ended October 4, 2015. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
As of October 4, 2015, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On July 22, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2015 that will be payable in November 2015. On October 29, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2015 that will be payable in February 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2015—August 2, 2015	612	$53.00	—	7,400,000
August 3, 2015—August 30, 2015	453	50.52	—	7,400,000
August 31, 2015—October 4, 2015	1,500,037	47.98	1,500,000	5,900,000
Activity for quarter ended October 4, 2015	1,501,102	$47.98	1,500,000	5,900,000
 ____________________

(1)
On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the third quarter of fiscal year 2015, we repurchased 1.5 million shares of common stock in the open market at an aggregate cost of $72.0 million, including commissions, under the Repurchase Program. As of October 4, 2015, 5.9 million shares remained available for repurchase under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the third quarter of fiscal year 2015, we repurchased 1,102 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2015 and September 28, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 4, 2015 and September 28, 2014, (iii) Condensed Consolidated Balance Sheets at October 4, 2015 and December 28,

2014, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended October 4, 2015 and September 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 10, 2015	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 10, 2015	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2015 and September 28, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 4, 2015 and September 28, 2014, (iii) Condensed Consolidated Balance Sheets at October 4, 2015 and December 28, 2014, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended October 4, 2015 and September 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.