Form 10-K
period 2016-01-03
PERKINELMER INC
filed 2016-03-01
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 26, 2015, was $6,101,934,638 based upon the last reported sale of $54.29 per share of common stock on June 26, 2015.
As of February 25, 2016, there were outstanding 109,789,094 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2016 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and the environment.

We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of January 3, 2016, we employed approximately 8,000 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.

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

Our Strategy
Our strategy is to develop and deliver innovative products, services and solutions in high-growth markets that utilize our knowledge and expertise to address customers’ critical needs and drive scientific breakthroughs. To execute on our strategy and accelerate revenue growth, we focus on broadening our offerings through both the acquisition of innovative technology and investment in research and development. Our strategy includes:

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

Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:

Strategic Business Realignment:
We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, our multivendor laboratory service business that serves the life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2015 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2014 and 2013 has been retrospectively adjusted to reflect this change to our operating segments.

Acquisitions in Fiscal Year 2015:
We completed the acquisition of five businesses in fiscal year 2015 for a total consideration of $77.1 million, in cash. The acquired businesses included Vanadis Diagnostics AB (“Vanadis”), which was acquired for total consideration of $35.1 million in cash, as further described in Note 21 to our consolidated financial statements included in this annual report on Form 10-K, and other acquisitions for an aggregate consideration of $42.0 million in cash. We have a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, which at closing had an estimated fair value of $56.9 million. We reported the operations for all of these acquisitions within the results of our Human Health and Environmental Health segments from the acquisition dates.

Restructuring:
During fiscal year 2015, we recorded pre-tax restructuring charges of $4.4 million in our Human Health segment and $13.2 million in our Environmental Health segment related to a workforce reduction from restructuring activities. Our management approved these plans principally to realign resources to emphasize growth initiatives and to focus resources on higher growth end markets. We also recorded pre-tax restructuring reversals of $2.3 million in our Human Health segment and $3.9 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions. In fiscal year 2015, we also recorded a pre-tax restructuring charge of $2.0 million in our Human Health segment relating to the closure of excess facility space and a pre-tax restructuring charge of $0.1 million in our Environmental Health segment primarily as a result of terminating various contractual commitments. This pre-tax restructuring activity has been reported as restructuring and contract termination charges and is included as a component of operating expenses from continuing operations. We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2015.

As part of our ongoing business strategy, we also took the following actions:

Share Repurchase Program:
On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2015, we repurchased 1.5 million shares of common stock in the open market at an aggregate cost of $72.0 million, including commissions, under the Repurchase Program. As of January 3, 2016, 5.9 million shares remained available for repurchase under the Repurchase Program. From January 4, 2016 through February 25, 2016, we repurchased 2.4 million shares of common stock in the open market at an aggregate cost of $109.7 million, including commissions, under the Repurchase Program.

Business Segments and Products
We report our business in two segments: Human Health and Environmental Health. We performed our annual impairment testing on January 1, 2015, the annual impairment date for our reporting units, and based on the first step of the impairment process (the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value), we concluded that there was no goodwill impairment.

We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, our multivendor laboratory service business that serves the life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2015 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2014 and 2013 has been retrospectively adjusted to reflect this change to our operating segments.

Human Health Segment
Our Human Health segment concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within our Human Health segment, we serve the diagnostics and research markets. Our Human Health segment generated revenue of $1,376.6 million in fiscal year 2015.

Diagnostics Market:
We provide early detection for genetic disorders from pregnancy to early childhood, as well as flat panel X-ray detectors and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their babies. Our instruments, reagents and software test and screen for genetic abnormalities, disorders and diseases, including Down syndrome, hypothyroidism, infertility and various metabolic conditions. Our flat panel X-ray detectors are used within X-ray imaging systems to allow physicians to make fast and accurate diagnoses of conditions ranging from broken bones to breast cancer. In addition, our flat panel X-ray detectors are used within oncology radiation therapy systems to support more accurate tumor treatment.

Research Market:
In the research market, we provide a broad suite of solutions including reagents, liquid handling systems, and detection and imaging technologies that enable scientists to improve life sciences research and drug discovery processes. These products, solutions and services support pharmaceutical and biotech companies, and academic institutions globally in creating better therapeutics by helping to bring products to market faster and more efficiently. Our research portfolio includes a wide range of systems consisting of instrumentation for automation and detection for use in vitro and ex vivo, as well as in vivo imaging and analysis hardware and software, plus a range of consumable products, such as drug discovery and research reagents. In addition, our OneSource laboratory service business is aligned with customers' needs to accelerate science by enabling efficiency gains within their labs.

Principal Products:
Our principal products and services for Human Health applications include the following:

Diagnostics:

•
The DELFIA® Xpress screening platform, a complete solution for prenatal and maternal health screening, and includes a fast continuous loading system. It is supported by kits for both first and second trimester analyses for prenatal screening and clinically validated LifeCycle™ software.

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit is used to support detection of metabolic disorders in newborns through tandem mass spectrometry.

•	The NeoBase™ Non-derivatized MS/MS kit analyzes newborn blood samples for measurement of amino acids and other metabolic analytes for specific diseases.

•	The GSP® Neonatal hTSH, T4 17α-OHP, GALT IRT, BTD, PKU, Total Galactose and G6PD kits are used for screening congenital neonatal conditions from a drop of blood.

•	The Specimen Gate® informatics data management solution is designed specifically for newborn screening laboratories.

•
The XRpad® family of amorphous silicon (a-Si) flat panel cassette X-ray detectors enables X-ray system manufacturers to upgrade their systems from film to digital and to produce exceptional image resolution and diagnostic capability for radiography especially when imaging small anatomical features such as bone fractures and lung nodules.

•	ViaCord® umbilical cord blood banking services for the banking of stem cells harvested from umbilical cord blood, for potential therapeutic application.

•
The XRD™ family of a-Si flat panel X-ray detectors provides imaging for medical applications such as radiation therapy and veterinary imaging as well as industrial imaging applications including pipeline inspection, manufacturing inspection and 3D Cone Beam CT.

•	The Dexela® family of CMOS flat panel X-ray detectors provides imaging for orthopedic surgery, mammography, dental, and industrial imaging applications such as PCB inspection and 3D Cone Beam CT.

•
An expanded portfolio of molecular-based infectious disease screening technologies for blood bank and clinical laboratory settings in China. The tools include a qualitative 3-in-1 assay for the detection of hepatitis B, hepatitis C and HIV, as well as assays for other communicable diseases.

Research:

•
Phenoptics™ quantitative pathology research solutions provide oncologists and cancer immunologists a new way to visualize and measure tumor cells and multiple immune-cell phenotypes simultaneously in FFPE tissue by combining the power of Opal™ multiplexed immunohistochemistry reagents with the Mantra™ or Vectra® 3 Multispectral Imaging System, enabling visualization and analysis of complex cell interactions in ways that are difficult to achieve with other methods.

•
Radiometric detection solutions, including over 1,100 NEN® radiochemicals and the Tri-carb®, Quantulus™ GCT families of liquid scintillation analyzers, Wizard2® Gamma counters and MicroBeta2® plate based LSA, are used for beta, gamma and luminescence counting in microplate and vial formats utilized in research, environmental and drug discovery applications.

•	The Opera® Phenix™ high content screening system is used for sensitive and high speed phenotypic drug screening of complex cellular models.

•	The Operetta® high content imaging system is used to automate imaging and analysis for cell-based assays for drug discovery and basic cellular science research laboratories.

•
The Columbus™ image data storage and analysis system provides a single solution to the storage and analysis of high content data from any major high content screening system, helping to visualize and analyze high content images via the Internet.

•	The EnSight™ multimode plate reader benchtop system offers well plate imaging alongside label-free and labeled detection technologies for target-based and phenotypic assays.

•	The EnVision® multilabel plate reader is targeted towards a wide range of high-throughput screening applications, including those using AlphaScreen®, AlphaLISA® and/or AlphaPlex® technologies.

•
A wide range of homogeneous biochemical and cell based assay reagents, including LANCE® Ultra™ and Alpha™ Technology assay platforms are used for the detection of drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, biomarkers and the modification of epigenetic enzymes.

•	A broad portfolio of recombinant GPCR and Ion Channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.

•
AlphaScreen®, AlphaLISA® and AlphaPlex® research assays, including over 200 no-wash biomarker kits for both biotherapeutics and small molecule drug discovery and development in a variety of therapeutic areas including cancer, inflammation, metabolic disorders, neurodegeneration and virology.

•	TSA® Plus biotin kits can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•
In vivo imaging technologies for preclinical research, including the IVIS® Spectrum™ series and the FMT® series for 3D imaging, including the Spectrum™ BL for 2D and 3D optical imaging, and the IVIS® Lumina™ series for 2D imaging. These technologies are designed to provide for non-invasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals and are complemented by a broad portfolio of fluorescent and bioluminescent in vivo imaging reagents that can be useful for identifying, characterizing and quantifying a range of disease biomarkers and therapeutic efficacy in living animal models.

•	The G4 PET/X-ray and G8 PET/CT preclinical imaging systems deliver PET imaging with an intuitive user interface and efficient workflows, ensuring subject monitoring throughout preparation and imaging.

•
Quantum GX™ microCT platform is an in vivo microCT scanner that offers industry leading microCT resolution for pre-clinical imaging applications or eight second scan times for higher throughput with lower doses of radiation. With Quantum GX™, 3D data from the IVIS and FMT imaging platforms can be coregistered with microCT.

•
Automated liquid handling platforms (JANUS®, Sciclone® and Zephyr®) that offer a choice of automated solutions in genomics, biotherapeutics, high throughput screening and high content analysis to assist life science research from bench to clinic.

•
Next-generation sequencing automation and nucleic acid quantitation, including LabChip® GX Touch electrophoresis, as well as Sciclone®, Zephyr® and JANUS® automated liquid handling workstations for library preparation.

•	JANUS® BioTx™ Workstation for automated small scale purification offers column, tip and plate based chromatography on a single platform.

•	The LabChip GXII Touch provides a means of characterizing multiple protein product attributes for research labs through QC.

•
The cell::explorer™ and plate::explorer™ automated workstations allow integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.

•	High Content Profiler™ powered by TIBCO® Spotfire® provides automated workflows for quality control and hit classification for truly multi-parametric cellular drug screens.

•
Lead Discovery™ powered by TIBCO® Spotfire® adds chemical intelligence to the TIBCO® Spotfire® business intelligence platform, enabling scientific professionals to derive new information from chemical structures relevant to experimental data.

•
Informatics platforms including E-Notebook for Chemistry and Biology, Elements®, iLab™, ChemDraw® and ChemOffice® , integrated suites that focus on the complex and varied needs of understanding and managing data for productivity and collaboration.

•	ChemDraw® and Chem3D® mobile apps for the iPad® device, chemical structure drawing and visualization apps, available in multiple languages and feature our Flick-to-Share® technology.

•
Licensing for the exclusive, worldwide rights to the TIBCO® Spotfire® software platform in certain scientific research and development markets, and certain clinical markets through an exclusive strategic relationship with TIBCO® Software, Inc.

•
OneSource® Laboratory Services, a comprehensive portfolio of multivendor instrument management, QA/QC, lab relocation and regulatory compliance services. OneSource® programs are tailored to the specific needs and goals of individual customers and offer a series of informatics-based consulting, planning and management offerings to assist in laboratory productivity and the optimization of complex Information Technology platforms.

•
OneSource® Mobile Application provides instant mobile access to service activity and equipment data including the ability to open a service call, check service history and view future scheduled events.

•
OneSource® Dashboard, a TIBCO® Spotfire® driven interactive graphical platform provides visibility to a customer’s global asset population, service event and downtime distribution, as well as key performance indicators to assist in asset operation.

New Products:
Significant new products introduced or acquired for Human Health applications in fiscal year 2015 include the following:

Diagnostics:

•
The EnLite™ Neonatal TREC™ System, a screening test for Severe Combined Immunodeficiency, consisting of EnLite™ Neonatal TREC™ reagent kits, the Victor EnLite™ instrument and EnLite™ Workstation software.

Research:

•	Opal® 5, 6, and 7 color multiplexed staining kits for amplified detection of immunohistochemistry utilized for multiple biomarker assessment in a single FFPE tumor cross section.

•	Vectra® 3 and inForm® software providing the power of multiplexed biomarker imaging and quantitative analysis, all within a familiar digital workflow to accelerate cancer immunology research.

•
Alpha SureFire® Ultra Multiplex Assays for the rapid, sensitive and quantitative detection of phosphoproteins from cells, combined with the measurement of the total amount of the same protein in a single well.

•	AlphaPlex™ reagent technology, a homogeneous, all-in-one-well multiplexing reagent system for performing ultra-sensitive immunoassay analyses.

•	CellCarrier® Ultra 384-well microplates used in high content imaging applications such as phenotypic screening and three-dimensional disease model studies.

•
Signals™ for Translational, a cloud-based data management, aggregation and analysis platform, integrates experimental and clinical research data from many sources and relates the data to scientifically meaningful concepts. The platform also enables support for the complete precision medicine workflow, from data acquisition to biomarker discovery and validation.

•
Clinical Data Review analytical solution provides medical monitors, safety review teams, biostatisticians, data managers, pharmacologists, and others who analyze clinical data, a powerful advanced analytics solution for overcoming data review challenges. The solution enhances clinical data management and medical review workflows, allowing organizations to make informed decisions on the safety and efficacy of therapeutics earlier in their development.

Brand Names:
Our Human Health segment offers additional products under various brand names, including AlphaLISA®, AlphaPlex™, AlphaScreen®, AlphaLISA®, Alpha SureFire®, AutoDELFIA®, BACS-on-Beads®, BoBs®, Cell carrier™, cell::explorer®, Chem3D®, ChemDraw®, ChemOffice®, Columbus™, Datalytix™, Dexela® CMOS FPDs™, Elements®, EnLite™, EnSight™, EnSpire®, EnVision®, Evolution™, EZ-Reader™, FMT®, FragilEase™, Genoglyphix®, Geospiza®, GSP®, High Content Profiler™, iLab™, inForm®, IVIS®, JANUS®, LabChip®, LANCE®, LifeCycle™, LimsLink™, Living Image®, Mantra™, MicroBeta2® MultiPROBE®, NEN®, Nuance®, OneSource®, Opal®, Opera®, Operetta®, Pannoramic™, Phenoptics™, plate::explorer®, Quantulus™ GCT, Quantum™, Sciclone®, Signals™ for Translational, Specimen Gate®, Tri-Carb®, TRIO™, Twister®, VariSpec™, Vectra®, ViaCord®, VICTOR™, VivoTag®, Volocity®, Wizard2®, XRD™, XRpad® and Zephyr®.

Environmental Health Segment
Our Environmental Health segment provides products, services and solutions to facilitate a cleaner and safer environment, including the creation of secure food and consumer products. Our Environmental Health segment serves the environmental, industrial and laboratory services market, and generated revenue of $885.7 million in fiscal year 2015.

Environmental Market:
For the environmental market, we develop and provide analytical technologies, solutions and services that enable our customers to understand the characterization and health of many aspects of our environment, including air, water and soil.

Our technologies are used to detect and help reduce the impact products and industrial processes may have on our environment. For example, we have solutions to help ensure compliance with regulatory standards that protect the purity of the world's water supply by detecting harmful substances, including trace metals such as lead, and organic pollutants such as pesticides and benzene. We provide the tools needed to test functionality, meet quality specifications and safety standards, and innovate for next generation products.

We provide a variety of solutions that confirm food quality, including the level of moisture in grain or detecting the presence of potentially dangerous contaminants, such as lead and mercury in milk. Our solutions can also be used to identify the origin of food products such as olive oil, which helps prevent counterfeiting. Our methods and analyses are transferable throughout the supply chain so our customers are able to keep pace with industry standards as well as governmental regulations and certifications.

Industrial Market:
We provide analytical instrumentation for the industrial market which includes the chemical, electronics, energy, food, lubricant, petrochemical and polymer industries. Our industrial instrumentation is primarily used by customers focusing on quality assurance standards.

Laboratory Services Market:
We have approximately 1,200 service personnel in our Environmental Health segment to support our customers in the laboratory services market throughout the world and to help them improve the productivity of their labs.

Principal Products:
Our principal products and services for Environmental Health applications include the following:

•
The Clarus® series of gas chromatographs, gas chromatographs/mass spectrometers and the TurboMatrix™ family of sample-handling equipment are used to identify and quantify compounds in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.

•
The Flexar™ series of liquid chromatography and mass spectrometry instruments are controlled by the Chromera® chromatography data system and incorporate an ergonomic industrial design to deliver a wide range of pressure and detector options to address the application needs of high pressure liquid chromatography laboratories. These systems are used to identify and quantify compounds for applications in the environmental, food, beverage, and pharmaceutical industries.

•
Our atomic spectroscopy family of instruments, including the AAnalyst™/PinAAcle® series of atomic absorption spectrometers, the Optima® family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•
Our infrared spectroscopy family, including the Spectrum Two™ spectrometer, a compact and portable instrument, is used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications. This family also includes the Frontier™ IR and NIR spectrometers designed to provide high sensitivity and flexibility to address a range of sample types and safe drug development, and for determining chemical and material properties in a variety of samples, including consumer products.

•
The LAMBDA™ UV/Vis, a series of spectrophotometers that provide sampling flexibility to enable measuring of a wide range of sample types, including liquids, powders and solid materials, both in regulated industries as well as QC/QA and research applications.

New Products:
New products introduced or acquired for Environmental Health applications in fiscal year 2015 include the following:

•	The Altus® UPLC® and HPLC advanced liquid chromatography systems providing high throughput and resolution chromatographic separations.

•
The PinAAcle® 500 is a fully-integrated, flame-only atomic absorption spectrometer that can be coupled with a FAST Flame sample automation accessory and is used by laboratories to determine elemental content of a sample.

•
The Spotlight™ FT-IR Microscope System, a high performance microscopy platform, designed for scientists whose samples demand high sensitivity and simple analysis and workflows, for use in product defect analysis, impurity identification, forensics and academic research.

•
The LAMBDA™ 265 365 465 UV/Vis Systems benchtop UV/Vis instruments offering a variety of spectral bandwidths to accommodate a wide range of analytical functions related to materials testing, QA/QC and R&D.

•
The Perten® DA 7250 NIR Analyzer, a diode array based NIR instrument that analyzes samples of grains, flakes, pellet powders, pastes, slurries and liquids and can determine moisture, protein, fat, ash, starch and many other parameters.

•	The Torion® T-9 portable GC/MS, a fast person-portable GC/MS system, enabling rapid detection and actionable results to potentially hazardous and emergency environmental conditions.

Brand Names:
Our Environmental Health segment offers additional products under various brand names, including Altus®, AAnalyst™, Chromera®, Clarus®, DairyGuard™, Flexar™, Frontier™, HyperDSC®, LAMBDA™, NexION®, OilExpress™, OilPrep™, Optima™, Perten®, PinAAcle®, Spectrum™, Spectrum Two™, Spotlight™, Supra-clean®, Supra-d™, Supra-poly®, Torion® and Ultraspray®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of January 3, 2016, we employed approximately 3,700 sales and service representatives operating in approximately 35 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

Raw Materials, Key Components and Supplies
Each of our businesses uses a wide variety of raw materials, key components and supplies that are generally available from alternate sources of supply and in adequate quantities from domestic and foreign sources. We generally have multi-year contracts, with no minimum purchase requirements, with our suppliers. For certain critical raw materials, key components and supplies required for the production of some of our principal products, we have qualified only a limited or a single source of supply. We periodically purchase quantities of some of these critical raw materials in excess of current requirements, in anticipation of future manufacturing needs. With sufficient lead times, we believe we would be able to qualify alternative suppliers for each of these raw materials and key components. See the applicable risk factor in “Item 1A. Risk Factors” for an additional description of this risk.

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

Backlog
We believe that backlog is not a meaningful indicator of future business prospects for either of our business segments due to the short lead time required for a majority of our sales. Therefore, we believe that backlog information is not material to an understanding of our business.

Competition
Due to the range and diversity of our products and services, we face many different types of competition and competitors. Our competitors range from foreign and domestic organizations, which produce a comprehensive array of goods and services and that may have greater financial and other resources than we do, to more narrowly focused firms producing a limited number of goods or services for specialized market segments.

We compete on the basis of service level, price, technological innovation, operational efficiency, product differentiation, product availability, quality and reliability. Competitors range from multinational organizations with a wide range of products to specialized firms that in some cases have well-established market positions. We expect the proportion of large competitors to increase through the continued consolidation of competitors.

Research and Development
Research and development expenditures were $125.9 million during fiscal year 2015, $121.1 million during fiscal year 2014, and $132.4 million during fiscal year 2013.

We have a broad product base, and we do not expect any single research and development project to have significant costs. We directed our research and development efforts in fiscal years 2015, 2014 and 2013 primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives. We expect to continue our strong investments in research and development to drive growth during fiscal year 2016, and to continue to emphasize the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $11.8 million and $12.3 million as of January 3, 2016 and December 28, 2014, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. During fiscal year 2013, we accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities, of which $4.6 million was recorded in the fourth quarter of fiscal year 2013. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees
As of January 3, 2016, we employed approximately 8,000 employees in our continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of January 3, 2016, we estimate that we employed an aggregate of approximately 1,600 union and workers’ council employees. We consider our relations with employees to be satisfactory.

Financial Information About Business Segments
We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, our multivendor laboratory service business that serves the life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2015 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2014 and 2013 has been retrospectively adjusted to reflect this change to our operating segments.

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

The table below sets forth revenue and operating income (loss) from continuing operations by operating segment for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Human Health
Product revenue	$976,451	$996,767	$957,022
Service revenue	400,193	387,456	368,872
Total revenue	1,376,644	1,384,223	1,325,894
Operating income from continuing operations(1)	251,743	233,689	168,794
Environmental Health
Product revenue	576,187	543,308	541,048
Service revenue	309,528	309,688	290,644
Total revenue	885,715	852,996	831,692
Operating income from continuing operations	89,544	95,605	84,710
Corporate
Operating loss from continuing operations(2)(3)	(55,153)	(118,552)	(25,710)
Continuing Operations
Product revenue	$1,552,638	$1,540,075	$1,498,070
Service revenue	709,721	697,144	659,516
Total revenue	2,262,359	2,237,219	2,157,586
Operating income from continuing operations	286,134	210,742	227,794
Interest and other expense, net	42,119	41,139	64,110
Income from continuing operations before income taxes	$244,015	$169,603	$163,684
____________________________

(1)
Legal costs for a particular case in our Human Health segment were $0.8 million for fiscal year 2015. We also recognized a $0.2 million pre-tax impairment charge in our Human Health segment in fiscal year 2013. Both of these items have been included in operating income from continuing operations in our Human Health segment.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax loss of $12.4 million in fiscal year 2015, a pre-tax loss of $75.9 million in fiscal year 2014, and pre-tax income of $17.6 million in fiscal year 2013.

(3)
Includes expenses related to litigation with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”). Enzo filed a complaint in 2002 that alleged that we separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. We entered into a settlement agreement with Enzo dated June 20, 2014 and during fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded during fiscal year 2014. In addition, $3.4 million of expenses were incurred and recorded in preparation for the trial during fiscal year 2014.

Additional information relating to our reporting segments is as follows for the fiscal years ended:

	Depreciation and Amortization Expense			Capital Expenditures
	January 3, 2016	December 28, 2014	December 29, 2013	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)			(In thousands)
Human Health	$81,335	$92,604	$100,941	$16,091	$16,922	$22,999
Environmental Health	29,213	22,101	23,556	10,352	10,428	14,433
Corporate	1,459	2,031	2,382	3,189	1,722	1,549
Continuing operations	112,007	116,736	126,879	29,632	29,072	38,981
Discontinued operations	$—	$339	$1,590	$—	$213	$10

	Total Assets
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Human Health	$2,778,835	$2,737,824	$2,724,254
Environmental Health	1,358,963	1,361,270	1,182,356
Corporate	28,497	28,482	28,441
Net current and long-term assets of discontinued operations	—	—	5,831
Total assets	$4,166,295	$4,127,576	$3,940,882

Financial Information About Geographic Areas
Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2015, we had $1,346.0 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2015, we derived approximately 50% of our international sales from our Human Health segment and approximately 50% of our international sales from our Environmental Health segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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
Some of the businesses we acquire may be unprofitable or marginally profitable, or may increase the variability of our revenue recognition. If, for example, we are unable to successfully commercialize products and services related to significant IPR&D that we have capitalized, we may have to impair the value of such assets. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, loss of key personnel, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. Additionally, if we are not successful in selling businesses we seek to divest, the activity of such businesses may dilute our earnings and we may not be able to achieve the expected benefits of such divestitures. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	changes in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our revenue represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	changes in healthcare or other reimbursement rates paid by government agencies and other third parties for certain of our products and services,

•	our ability to realize the benefit of ongoing productivity initiatives,

•	changes in the volume or timing of product orders,

•	fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans,

•	changes in our assumptions underlying future funding of pension obligations,

•	changes in assumptions used to determine contingent consideration in acquisitions, and

•	changes in foreign currency exchange rates.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2015. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
If we experience a significant disruption in, or breach in security of our information technology systems, or inadvertent transfer of information, or if we fail to implement new systems, software and technologies successfully, our business could be adversely affected.
We rely on several centralized information technology systems throughout our company to develop, manufacture and provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems or inadvertent transfer of information could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
As of January 3, 2016, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On October 29, 2015, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2015 that was paid in February 2016. On January 28, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2016 that will be payable in May 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of January 3, 2016, our continuing operations occupied 2,539,386 square feet in over 126 locations. We own 318,601 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 15 states and 36 foreign countries.

Facilities outside of the United States account for approximately 1,548,497 square feet of our owned and leased property, or approximately 60% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of January 3, 2016, the approximate square footage of real property owned and leased attributable to the continuing operations of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Human Health	305,620	1,177,378	1,482,998
Environmental Health	12,981	983,100	996,081
Corporate offices	—	60,307	60,307
Continuing operations	318,601	2,220,785	2,539,386

Item 3.	Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 3, 2016 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of March 1, 2016. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chairman, Chief Executive Officer and President	60
Frank A. Wilson	Senior Vice President and Chief Financial Officer	57
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	47
James Corbett	Senior Vice President and President, Human Health	53
Jon DiVincenzo	Senior Vice President and President, Environmental Health	50
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	49
Andrew Okun	Vice President and Chief Accounting Officer	46

Robert F. Friel, 60. Mr. Friel currently serves as our Chairman, Chief Executive Officer and President. Prior to being appointed President and Chief Executive Officer in February 2008 and Chairman in April 2009, Mr. Friel had served as President and Chief Operating Officer since August 2007, and as Vice Chairman and President of our Life and Analytical Sciences unit since January 2006. Mr. Friel was our Executive Vice President and Chief Financial Officer, with responsibility for business development and information technology in addition to his oversight of the finance functions, from October 2004 until January 2006. Mr. Friel joined PerkinElmer in February 1999 as our Senior Vice President and Chief Financial Officer. Prior to joining PerkinElmer, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He received a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is currently a director of NuVasive, Inc. and Xylem Inc., and previously served as a director of CareFusion Corporation until its acquisition by Becton, Dickinson and Company in March 2015. He also previously served on the national board of trustees for the March of Dimes Foundation.

Frank A. Wilson, 57. Mr. Wilson joined us in May 2009 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Mr. Wilson is currently a director of Sparton Corporation. Previously, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviations Systems. His earlier experience includes PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 47. Mr. Goldberg joined us as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

James Corbett, 53. Mr. Corbett was appointed President of our Human Health business in March 2014 and has been a Senior Vice President and officer of PerkinElmer since February 2012. Mr. Corbett was appointed President of the Diagnostics business in May 2010 and was appointed President of the Life Sciences and Technology business in May 2013. Mr. Corbett joined the Company in October of 2007 through our acquisition of ViaCord, where he served as President. Prior to joining ViaCord, he co-founded CADx Systems, a company focused on the oncology market, where he held the position of Executive Vice President and Director with responsibility for worldwide sales and marketing, technical support and business development. Following the 2004 acquisition of CADx by iCAD, Inc., he was named Chief Commercial Officer. In addition, Mr. Corbett worked for Abbott Laboratories for 14 years in a variety of sales and marketing positions including Worldwide Marketing Manager for Abbott Diagnostics Immunoassay Systems and Region Manager for Abbott Diagnostics. Mr. Corbett holds a Bachelor of Science degree in business from the University of Massachusetts. Mr. Corbett also serves on the national board of trustees for the March of Dimes Foundation.

Jon DiVincenzo, 50. Mr. DiVincenzo was appointed Senior Vice President and President of our Environmental Health business in November 2013. Prior to joining us, Mr. DiVincenzo served as the President and Chief Executive Officer of Enzymatics, now a part of Qiagen, a provider of molecular biology reagents, from 2012 to 2013. He previously worked at Millipore for 18 years, where he last served as President of the Bioscience division and also led the company's Lab Water business. Mr. DiVincenzo holds a Bachelor of Science in mechanical engineering from Northeastern University where he currently serves on the College of Engineering's Advisory Council. He is also a member of the Corporate Executive Board for Innovation and member of the Board of Directors of the Analytical Life Sciences and Diagnostics Association.

Daniel R. Tereau, 49. Mr. Tereau was appointed Senior Vice President, Strategy and Business Development in January 2016 and has been a Vice President, Strategy and Business Development since he joined PerkinElmer in April 2014. He is responsible for leading PerkinElmer’s overall strategic planning, business development, and corporate marketing activities. Prior to joining PerkinElmer, Mr. Tereau served on Novartis’ leadership team as Senior Vice President and Global Head of Strategy, Business Development and Licensing, where he was responsible for global strategy and business development for the Consumer Health division. Mr. Tereau held similar roles at Thermo Fisher Scientific and GE Healthcare. Mr. Tereau holds a Bachelor of Science degree in finance from Ferris State University and a Juris Doctorate from Wayne State University, and earned his Master of Business Administration from Yale University.  He also serves on the Board of Directors for SeraCare Life Sciences, Inc.

Andrew Okun, 46. Mr. Okun serves as our Vice President and Chief Accounting Officer, a position in which he has served since April 2011. Mr. Okun joined us in 2001 and has served in financial and controllership positions of increasing responsibility, including Director of Finance for the Optoelectronics business from 2001 through 2005, Vice President of Finance from 2005 through 2009 and Vice President and Corporate Controller from 2009 through 2011. Prior to joining us, Mr. Okun most recently worked for Honeywell International as a Site Controller as well as for Coopers & Lybrand. Mr. Okun is a Certified Public Accountant and earned his Master of Business Administration from the University of Virginia. He completed his undergraduate degree at the University of Santa Barbara.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2015 and 2014.

	2015 Fiscal Quarters
	First	Second	Third	Fourth
High	$51.09	$54.29	$53.00	$54.36
Low	42.66	50.30	44.45	46.74

	2014 Fiscal Quarters
	First	Second	Third	Fourth
High	$46.21	$47.52	$48.25	$45.76
Low	40.94	41.97	43.51	39.83

As of February 25, 2016, we had approximately 4,263 holders of record of our common stock.

Stock Repurchase Program
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 5, 2015—November 1, 2015	496	$47.16	—	5,900,000
November 2, 2015—November 29, 2015	1,523	50.96	—	5,900,000
November 30, 2015—January 3, 2016	3,552	50.80	—	5,900,000
Activity for quarter ended January 3, 2016	5,571	$50.52	—	5,900,000
____________________________

(1)
On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2015, we did not repurchase shares of common stock in the open market. As of January 3, 2016, 5.9 million shares remained available for repurchase under the Repurchase Program. From January 4, 2016 through February 25, 2016, we repurchased 2.4 million shares of common stock in the open market at an aggregate cost of $109.7 million, including commissions, under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2015, we repurchased 5,571 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends
During fiscal years 2015 and 2014, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2015 Fiscal Quarters				2015 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2014 Fiscal Quarters				2014 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

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

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from January 2, 2011 to January 3, 2016. Our Peer Group Index consists of Affymetrix, Inc., Agilent Technologies Inc., Thermo Fisher Scientific Inc., and Waters Corporation.

Comparison of Five-Year Cumulative Total Return
PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

	02-Jan-11	01-Jan-12	30-Dec-12	29-Dec-13	28-Dec-14	3-Jan-16
PerkinElmer, Inc.	$100.00	$78.38	$122.92	$164.45	$177.14	$216.58
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Peer Group	$100.00	$84.52	$107.65	$169.08	$189.24	$209.25

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 3, 2016. We derived the selected historical financial information for the balance sheets for the fiscal years ended January 3, 2016 and December 28, 2014 and the statement of operations for each of the fiscal years in the three-year period ended January 3, 2016 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended December 30, 2012 and January 1, 2012 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of December 29, 2013, December 30, 2012 and January 1, 2012 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We adjusted the information in the consolidated financial statements, where appropriate, to account for the adoption of new guidance related to debt issuance costs and the provision for bad debts applicable for certain of our health care businesses, and for discontinued operations.

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

	Fiscal Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,262,359	$2,237,219	$2,157,586	$2,105,188	$1,906,190
Operating income from continuing operations(1)(2)(3)	286,134	210,742	227,794	103,120	94,777
Interest and other expense, net(4)	42,119	41,139	64,110	47,956	26,774
Income from continuing operations before income taxes	244,015	169,603	163,684	55,164	68,003
Income from continuing operations, net of income taxes(5)	212,688	161,166	174,267	71,289	3,383
(Loss on) income from discontinued operations and dispositions, net of income taxes(6)	(263)	(3,388)	(7,055)	(1,349)	4,272
Net income	$212,425	$157,778	$167,212	$69,940	$7,655
Basic earnings per share:
Continuing operations	$1.89	$1.43	$1.55	$0.63	$0.03
Discontinued operations	0.00	(0.03)	(0.06)	(0.01)	0.04
Net income	$1.89	$1.40	$1.49	$0.61	$0.07
Diluted earnings per share:
Continuing operations	$1.88	$1.42	$1.54	$0.62	$0.03
Discontinued operations	0.00	(0.03)	(0.06)	(0.01)	0.04
Net income	$1.87	$1.39	$1.47	$0.61	$0.07
Weighted-average common shares outstanding:
Basic:	112,507	112,593	112,254	113,728	112,976
Diluted:	113,315	113,739	113,503	114,860	113,864
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Balance Sheet Data:
Total assets(6)(7)	$4,166,295	$4,127,576	$3,940,882	$3,894,451	$3,847,130
Short-term debt	1,123	1,075	2,624	1,772	—
Long-term debt(4)(7)(8)	1,011,762	1,045,393	926,274	931,513	936,397
Stockholders’ equity(1)(9)	2,110,441	2,042,102	1,994,487	1,939,812	1,842,216
Common shares outstanding(9)	112,034	112,481	112,626	115,036	113,157
____________________________

(1)
Activity related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $12.4 million in fiscal year 2015, a pre-tax loss of $75.9 million in fiscal year 2014, pre-tax income of $17.6 million in fiscal year 2013, a pre-tax loss of $31.8 million in fiscal year 2012 and a pre-tax loss of $67.9 million in fiscal year 2011.

(2)
We recorded pre-tax restructuring and contract termination charges, net, of $13.6 million in fiscal year 2015, $13.4 million in fiscal year 2014, $33.9 million in fiscal year 2013, $25.1 million in fiscal year 2012 and $13.4 million in fiscal year 2011.

(3)
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

(4)
In fiscal years 2015, 2014, 2013, 2012 and 2011, interest expense was $38.0 million, $36.3 million, $49.9 million, $45.8 million and $24.8 million, respectively. In fiscal year 2013, we redeemed all of our 6% senior unsecured notes due in 2015 (the “2015 Notes”) that included a prepayment premium of $11.1 million, which is included in other expense, net, the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges, which is included in interest expense, and the write-off of $0.2 million for the remaining deferred debt issuance costs, which is included in interest expense. During fiscal year 2011, acquisition related financing costs added an additional expense of $3.1 million, which is included in interest expense, and interest expense was lower due to less debt outstanding throughout the year.

(5)
The fiscal year 2015 effective tax rate on continuing operations of 12.8% was primarily due to higher income in higher tax rate jurisdictions, partially offset by a tax benefit of $7.2 million related to discrete items. The fiscal year 2014 effective tax rate on continuing operations of 5.0% was primarily due to income in lower tax rate jurisdictions, partially offset by losses in higher tax rate jurisdictions and a tax benefit of $7.0 million related to discrete items. The benefit from income taxes in fiscal year 2013 was primarily due to a tax benefit of $24.0 million related to discrete items and losses in higher tax rate jurisdictions, offset by a provision from income taxes related to profits in lower tax rate jurisdictions. The benefit from income taxes in fiscal year 2012 was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included pre-tax impairment charges of $74.2 million, partially offset by a provision from income taxes related to profits in lower tax rate jurisdictions. The fiscal year 2011 effective tax rate on continuing operations of 95.0% was primarily due to the fiscal year 2011 provision of $79.7 million related to our planned $350.0 million repatriation of previously unremitted earnings.

(6)
In May 2014, we approved the shutdown of our microarray-based diagnostic testing laboratory in the United States. The shutdown resulted in a $0.1 million net pre-tax loss primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

(7)
In fiscal year 2015, we adopted Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which caused the reclassification of debt issuance costs of $6.5 million in fiscal year 2014, $5.8 million in 2013, $7.3 million in fiscal year 2012 and $8.5 million in fiscal year 2011 from other long-term assets to long-term debt.

(8)
In October 2011, we issued and sold ten-year senior notes at a rate of 5% with a face value of $500.0 million and received $496.9 million of net proceeds from the issuance. The debt, which matures in November 2021, is unsecured.

(9)
In fiscal year 2015, we repurchased in the open market 1.5 million shares of our common stock at an aggregate cost of $72.0 million, including commissions under the Repurchase Program. In fiscal year 2014, we repurchased in the open market 1.4 million shares of our common stock at an aggregate cost of $61.3 million, including commissions under both the Repurchase Program and a stock repurchase program originally announced in October 2012 that expired in October 2014 (the "Former Repurchase Program"). In fiscal year 2013, we repurchased in the open market 3.6 million shares of our common stock at an aggregate cost of $123.0 million, including commissions, under the Former Repurchase Program. In fiscal year 2012, we did not repurchase any shares of our common. In fiscal year 2011, we repurchased in the open market 4.0 million shares of our common stock at an aggregate cost of $107.8 million, including commissions under our stock repurchase program originally announced in October 2008 that expired in October 2012. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 has been reflected in our third quarter. Each of the fiscal years ended December 28, 2014 ("fiscal year 2014") and December 29, 2013 ("fiscal year 2013") included 52 weeks. The fiscal year ending January 1, 2017 will include 52 weeks.

Overview of Fiscal Year 2015
We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, our multivendor laboratory service business that serves the life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2015 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2014 and 2013 has been retrospectively adjusted to reflect this change to our operating segments.
As a result of the realignment, we reallocated goodwill from our Environmental Health segment to our Human Health segment based on the relative fair value, determined using the income approach, of the OneSource business within the historical Environmental Health segment. The realignment resulted in $41.2 million of goodwill being reallocated from our Environmental Health segment to our Human Health segment as of December 28, 2014.
During fiscal year 2015, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in fiscal year 2015 increased $25.1 million, or 1%, as compared to fiscal year 2014, reflecting an increase of $32.7 million, or 4%, in our Environmental Health segment revenue, which was partially offset by a decrease of $7.6 million, or 1%, in our Human Health segment revenue. The increase in our Environmental Health segment revenue during fiscal year 2015 was primarily due to revenue from our acquisition of Perten Instruments Group AB ("Perten") in December 2014, as well as increased demand in our laboratory services business, which was partially offset by unfavorable impacts from foreign currency. During fiscal year 2015, our Human Health segment revenue decreased due to unfavorable impacts from foreign currency, however we experienced increased demand for our OneSource laboratory service and informatics businesses, within our research market, as well as increased demand in our newborn and infectious disease screening business within our diagnostics market. In addition, new product introductions within our research market, such as the Opera Phenix, increased revenue in our Human Health segment.
In our Human Health segment, excluding the unfavorable impact of foreign currency exchange, we experienced growth during fiscal year 2015 in several of our products within both our research and diagnostics end markets, as compared to fiscal year 2014. In our research market, we experienced increased demand for our OneSource laboratory service and informatics businesses, as well as an increase in revenue from new product introductions, such as the Opera Phenix. Our OneSource laboratory service business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. In our diagnostics market, we continued to expand our newborn and infectious disease screening solutions in emerging markets such as China. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during fiscal year 2015. Our medical imaging business experienced slight growth due to increased demand for our CMOS and cassette panels, which was partially offset by a decrease in demand in our radiography and radiation oncology end markets. The growth in our Human Health segment was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in a reduction of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, we had an increase in revenue in fiscal year 2015, as compared to fiscal year 2014, despite unfavorable impacts from foreign currency. The increase in revenue was primarily due to revenue from our acquisition of Perten in December 2014, as well as growth in our materials characterization product family within our environmental and industrial markets, which was partially offset by unfavorable impacts from foreign currency. In addition, we had an increased demand in our laboratory services business, despite unfavorable impacts from foreign currency. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 38 basis points in fiscal year 2015, as compared to fiscal year 2014, due to increased sales volume, benefits from initiatives to improve our supply chain, as well as a lower mark-to-market loss for our postretirement benefit plans in fiscal year 2015 as compared to fiscal year 2014. These items were partially offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, and negative impacts from foreign currency exchange rates. Our consolidated operating margin increased 323 basis points in fiscal year 2015, as compared to fiscal year 2014, primarily due to a pre-tax loss of $12.4 million in fiscal year 2015 as compared to a pre-tax loss of $75.9 million in fiscal year 2014 for the mark-to-market adjustments for our postretirement plans, higher gross margins, and lower costs as a result of cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
We believe we continue to be well positioned to take advantage of the spending trends in our end markets and to promote efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a solid foundation for growth.

Consolidated Results of Continuing Operations

Revenue
2015 Compared to 2014. Revenue for fiscal year 2015 was $2,262.4 million, as compared to $2,237.2 million for fiscal year 2014, an increase of $25.1 million, or 1%, which includes an approximate 3% increase in revenue attributable to acquisitions, an approximate 6% decrease in revenue attributable to changes in foreign exchange rates and revenue attributable to an additional week during fiscal year 2015. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2015 as compared to fiscal year 2014 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects an increase in our Environmental Health segment of $32.7 million, or 4%, due to an increase in environmental and industrial markets revenue of $44.9 million, which was partially offset by a decrease in laboratory services market revenue of $12.2 million. Our Human Health segment revenue decreased $7.6 million, or 1%, due to a decrease in research market revenue of $4.0 million and a decrease in diagnostics market revenue of $3.6 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue primarily related to our Human Health segment for fiscal year 2015 and $2.9 million for fiscal year 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The effect of foreign currency changes from prior year period on revenue is approximately $142.0 million in fiscal year 2015.

2014 Compared to 2013. Revenue for fiscal year 2014 was $2,237.2 million, as compared to $2,157.6 million for fiscal year 2013, an increase of $79.6 million, or 4%, which includes an approximate 1% increase in revenue attributable to acquisitions and an approximate 1% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2014 as compared to fiscal year 2013 and includes the effect of foreign exchange rate fluctuations and acquisitions. The total increase in revenue reflects a $58.3 million, or 4%, increase in our Human Health segment revenue, due to an increase in diagnostics market revenue of $39.8 million and an increase in research market revenue of $18.5 million. Our Environmental Health segment revenue increased $21.3 million, or 3%, due to an increase in laboratory services market revenue of $17.8 million and an increase in environmental and industrial markets revenue of $3.5 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.9 million of revenue primarily related to our informatics business in our Human Health segment for fiscal year 2014 and $7.3 million for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
2015 Compared to 2014. Cost of revenue for fiscal year 2015 was $1,237.9 million, as compared to $1,232.6 million for fiscal year 2014, an increase of approximately $5.2 million, or 0.4%. As a percentage of revenue, cost of revenue decreased to 54.7% in fiscal year 2015 from 55.1% in fiscal year 2014, resulting in an increase in gross margin of approximately 38 basis points to 45.3% in fiscal year 2015 from 44.9% in fiscal year 2014. Amortization of intangible assets decreased and was $43.5 million for fiscal year 2015, as compared to $49.7 million for fiscal year 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $1.2 million for fiscal year 2015, as compared to a loss of $8.4 million for fiscal year 2014. Stock-based compensation expense was $1.3 million for fiscal year 2015, as compared to $1.5 million for fiscal year 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $7.3 million for fiscal year 2015, as compared to $2.4 million for fiscal year 2014. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.1 million for each of fiscal years 2015 and 2014. In addition to the factors noted above, the increase in gross margin was primarily the result of benefits from our initiatives to improve our supply chain, which was partially offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, and negative impacts from foreign currency exchange rates. The effect of foreign currency changes from prior year period on cost of revenue is approximately $66.0 million in fiscal year 2015.

2014 Compared to 2013. Cost of revenue for fiscal year 2014 was $1,232.6 million, as compared to $1,181.4 million for fiscal year 2013, an increase of approximately $51.2 million, or 4%. As a percentage of revenue, cost of revenue increased to 55.1% in fiscal year 2014 from 54.8% in fiscal year 2013, resulting in a decrease in gross margin of approximately 34 basis points to 44.9% in fiscal year 2014 from 45.2% in fiscal year 2013. Amortization of intangible assets decreased and was $49.7 million for fiscal year 2014, as compared to $52.0 million for fiscal year 2013. The mark-to-market adjustment for postretirement benefit plans was a loss of $8.4 million for fiscal year 2014, as compared to a loss of $0.8 million for fiscal year 2013. Stock-based compensation expense was $1.5 million for fiscal year 2014, as compared to $1.3 million for fiscal year 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $2.4 million for fiscal year 2014, as compared to $0.2 million for fiscal year 2013. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.1 million for fiscal year 2014, as compared to $0.2 million for fiscal year 2013. In addition to the factors noted above, the decrease in gross margin was primarily the result of unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, pricing pressure, and negative impacts from foreign exchange rates. These items were partially offset by increased sales volume and lower costs as a result of cost containment and productivity initiatives.

Selling, General and Administrative Expenses
2015 Compared to 2014. Selling, general and administrative expenses for fiscal year 2015 were $598.8 million, as compared to $659.3 million for fiscal year 2014, a decrease of approximately $60.5 million, or 9%. As a percentage of revenue, selling, general and administrative expenses decreased and were 26.5% in fiscal year 2015, compared to 29.5% in fiscal year 2014. Amortization of intangible assets increased and was $34.6 million for fiscal year 2015, as compared to $33.1 million for fiscal year 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $11.1 million for fiscal year 2015, as compared to a loss of $67.1 million for fiscal year 2014. Stock-based compensation expense increased and was $15.8 million for fiscal year 2015, as compared to $12.5 million for fiscal year 2014. During fiscal year 2015 we recorded $0.8 million in legal costs for a particular case. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.8 million for fiscal year 2015 and $0.4 million for fiscal year 2014. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of lower costs as a result of cost containment and productivity initiatives, which was partially offset by the impact from foreign currency exchange rates, and the impact of an additional week during fiscal year 2015. The effect of foreign currency changes from prior year period on selling, general and administrative expense is approximately $31.6 million in fiscal year 2015.

2014 Compared to 2013. Selling, general and administrative expenses for fiscal year 2014 were $659.3 million, as compared to $581.9 million for fiscal year 2013, an increase of approximately $77.4 million, or 13%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.5% in fiscal year 2014, compared to 27.0% in fiscal year 2013. Amortization of intangible assets decreased and was $33.1 million for fiscal year 2014, as compared to $36.9 million for fiscal year 2013. The mark-to-market adjustment for postretirement benefit plans was a loss of $67.1 million for fiscal year 2014, as compared to income of $18.1 million for fiscal year 2013. Stock-based compensation expense increased and was $12.5 million for fiscal year 2014, as compared to $11.9 million for fiscal year 2013. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities, as compared to expense of $4.6 million for environmental costs for fiscal year 2013. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.4 million for fiscal year 2014 and $1.1 million for fiscal year 2013. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, particularly in emerging territories, partially offset by lower costs as a result of cost containment and productivity initiatives.

Research and Development Expenses
2015 Compared to 2014. Research and development expenses for fiscal year 2015 were $125.9 million, as compared to $121.1 million for fiscal year 2014, an increase of $4.8 million, or 4%. As a percentage of revenue, research and development expenses increased to 5.6% in fiscal year 2015, as compared to 5.4% in fiscal year 2014. Amortization of intangible assets decreased and was $0.5 million for fiscal year 2015, as compared to $0.6 million for fiscal year 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.1 million for fiscal year 2015, as compared to a loss of $0.4 million for fiscal year 2014. Stock-based compensation expense increased and was $0.6 million for fiscal year 2015, as compared to $0.5 million for fiscal year 2014. In addition to the above items, the increase in research and development expenses was primarily due to investments in new product development, the impact from foreign currency exchange rates and the impact of an additional week in fiscal year 2015. We directed research and development efforts similarly during fiscal years 2015 and 2014, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives. The effect of foreign currency changes from prior year period on research and development expenses is approximately $8.6 million in fiscal year 2015. We have a broad product base, and we do not expect any single research and development project to have significant costs.

2014 Compared to 2013. Research and development expenses for fiscal year 2014 were $121.1 million, as compared to $132.4 million for fiscal year 2013, a decrease of $11.3 million, or 9%. As a percentage of revenue, research and development expenses decreased to 5.4% in fiscal year 2014, as compared to 6.1% in fiscal year 2013. Amortization of intangible assets increased and was $0.6 million for fiscal year 2014, as compared to $0.3 million for fiscal year 2013. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.4 million for fiscal year 2014, as compared to income of $0.3 million for fiscal year 2013. Stock-based compensation expense decreased and was $0.5 million for fiscal year 2014, as compared to $0.9 million for fiscal year 2013. Acquisition related costs added an incremental expense of $0.2 million for fiscal year 2013. In addition to the above items, the decrease in research and development expenses was primarily the result of the consolidation of research and development activities into our newly opened Center for Innovation. We directed research and development efforts similarly during fiscal years 2014 and 2013, primarily toward the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory services markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and productivity initiatives. Restructuring and contract termination charges for fiscal year 2015 were $13.6 million, as compared to $13.4 million for fiscal year 2014 and $33.9 million for fiscal year 2013.

We implemented restructuring plans in the fourth quarter of fiscal year 2015, the second and first quarters of fiscal year 2014, and the first quarter of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan", "Q2 2014 Plan", "Q1 2014 Plan" and "Q1 2013 Plan", respectively). We implemented restructuring plans in the second quarter of fiscal year 2015 and the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan" and "Q3 2014 Plan", respectively). We implemented restructuring plans in the fourth and third quarters of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of our research and development resources into our newly opened Center for Innovation (the "Q4 2013 Plan" and "Q3 2013 Plan", respectively). We implemented a restructuring plan in the second quarter of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of our operations into a newly established shared service center, as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the "Q2 2013 Plan"). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy (the "Previous Plans"). We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2015.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2015, 2014 and 2013:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility
	(In thousands, except headcount data)
Q4 2015 Plan	174	$2,230	$9,065	$285	$—	$11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	97	1,850	4,160	—	—	6,010	Q2 FY2016	—

Q3 2014 Plan	152	7,126	5,925	—	—	13,051	Q4 FY2015	—
Q2 2014 Plan	22	545	190	—	—	735	Q2 FY2015	—
Q1 2014 Plan	17	370	197	—	—	567	Q4 FY2014	—

Q4 2013 Plan	73	955	2,953	7,271	—	11,179	Q4 FY2014	Q1 FY2019
Q3 2013 Plan	29	394	—	138	—	532	Q1 FY2014	Q4 FY2013
Q2 2013 Plan(1)	264	9,523	8,609	522	50	18,704	Q4 FY2014	Q3 FY2014
Q1 2013 Plan	62	2,340	245	—	—	2,585	Q3 FY2013	—
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

We also have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded additional pre-tax charges of $0.1 million, $1.5 million and $0.7 million in our Environmental Health segment during fiscal years 2015, 2014 and 2013, respectively, as a result of these contract terminations.

At January 3, 2016, we had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and $5.1 million was recorded in long-term liabilities. At December 28, 2014, we had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes our restructuring accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during fiscal years 2015, 2014 and 2013:

	Balance at December 30, 2012	2013 Charges and Changes in Estimates, Net	2013 Amounts Paid	Balance at December 29, 2013	2014 Charges and Changes in Estimates, Net	2014 Amounts Paid	Balance at December 28, 2014	2015 Charges and Changes in Estimates, Net	2015 Amounts Paid	Balance at January 3, 2016
	(In thousands)
Severance:
Q4 2015 Plan	$—	$—	$—	$—	$—	$—	$—	$11,295	$(925)	$10,370
Q2 2015 Plan(1)	—	—	—	—	—	—	—	5,471	(4,322)	1,149
Q3 2014 Plan(2)	—	—	—	—	13,051	(2,992)	10,059	(3,064)	(5,460)	1,535
Q2 2014 Plan(3)	—	—	—	—	735	(484)	251	(179)	(13)	59
Q1 2014 Plan(4)	—	—	—	—	567	(475)	92	(92)	—	—

Facility:
Q4 2015 Plan	—	—	—	—	—	—	—	285	(26)	259

Previous Plans including 2013 plans(5)	27,151	33,196	(25,112)	35,235	(2,508)	(19,603)	13,124	(209)	(4,222)	8,693
Restructuring	27,151	33,196	(25,112)	35,235	11,845	(23,554)	23,526	13,507	(14,968)	22,065
Contract Termination	596	696	(992)	300	1,545	(1,541)	304	83	(255)	132
Total Restructuring and Contract Termination	$27,747	$33,892	$(26,104)	$35,535	$13,390	$(25,095)	$23,830	$13,590	$(15,223)	$22,197
____________________________

(1)
During fiscal year 2015, we recognized pre-tax restructuring reversals of $0.2 million in our Human Health segment and $0.3 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions for the Q2 2015 Plan.

(2)
During fiscal year 2015, we recognized pre-tax restructuring reversals of $1.2 million in our Human Health segment and $1.9 million in our Environmental Health segment related to lower than expected costs associated with workforce reductions for the Q3 2014 Plan.

(3)
During fiscal year 2015, we recognized pre-tax restructuring reversals of $0.1 million in each of our Human Health and Environmental Health segments related to lower than expected costs associated with workforce reductions for the Q2 2014 Plan.

(4)
During fiscal year 2015, we recognized a pre-tax restructuring reversal of $0.1 million in our Human Health segment related to lower than expected costs associated with workforce reductions for the Q1 2014 Plan.

(5)
During fiscal year 2015, we recognized a pre-tax restructuring charge of $1.4 million in our Human Health segment primarily related to higher than expected costs associated with the closure of the excess facility space, which was offset by a pre-tax restructuring reversal of $1.6 million in our Environmental Health segment primarily related to lower than expected costs associated with workforce reductions for the previous restructuring plans. During fiscal year 2014, we recognized pre-tax restructuring reversals of $0.8 million in our Human Health segment and $1.7 million in our Environmental Health segment primarily related to lower than expected costs associated with workforce reductions, which was partially offset by higher than expected costs associated with the closure of the excess facility space for the previous restructuring plans.

Impairment of Assets
2015 Compared to 2014. We had no impairment of assets in either fiscal year 2015 or fiscal year 2014.

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

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Interest income	$(673)	$(667)	$(650)
Interest expense	37,997	36,270	49,924
Other expense, net	4,795	5,536	14,836
Total interest and other expense, net	$42,119	$41,139	$64,110

2015 Compared to 2014. Interest and other expense, net, for fiscal year 2015 was an expense of $42.1 million, as compared to an expense of $41.1 million for fiscal year 2014, an increase of $1.0 million. The increase in interest and other expense, net, in fiscal year 2015 as compared to fiscal year 2014 was primarily due to an increase in interest expense. Interest expense increased by $1.7 million in fiscal year 2015 as compared to fiscal year 2014, primarily due to increased debt outstanding on our senior unsecured revolving credit facility and higher variable interest rates, as well as an additional week during fiscal year 2015. Other expenses for fiscal year 2015 decreased by $0.7 million as compared to fiscal year 2014, primarily due to expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2014 Compared to 2013. Interest and other expense, net, for fiscal year 2014 was an expense of $41.1 million, as compared to an expense of $64.1 million for fiscal year 2013, a decrease of $23.0 million. The decrease in interest and other expense, net, in fiscal year 2014 as compared to fiscal year 2013 was primarily due to a decrease in interest expense. Interest expense decreased by $13.7 million in fiscal year 2014 as compared to fiscal year 2013, primarily due to the redemption of our fixed rate 2015 Notes in fiscal year 2013, resulting in lower debt outstanding and an increased mix of variable rate debt with lower interest rates during fiscal year 2014. In addition, during fiscal year 2013, we wrote-off $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges and wrote-off $0.2 million for the remaining deferred debt issuance costs related to the prepayment of our 2015 Notes. Other expenses for fiscal year 2014 decreased by $9.3 million as compared to fiscal year 2013, primarily due to a prepayment premium of $11.1 million for the redemption of our 2015 Notes in fiscal year 2013, which was partially offset by expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.

Provision for (Benefit from) Income Taxes
2015 Compared to 2014. The fiscal year 2015 provision for income taxes on continuing operations was $31.3 million, as compared to $8.4 million for fiscal year 2014. The effective tax rate on continuing operations was 12.8% for fiscal year 2015 as compared to 5.0% for fiscal year 2014. The higher provision for income taxes in fiscal year 2015 was primarily due to higher income in higher tax rate jurisdictions, as compared to fiscal year 2014.

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

Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 3, 2016 and December 28, 2014.

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

In August 1999, we sold the assets of our Technical Service business. We recorded pre-tax losses of $0.03 million in fiscal year 2015, $0.2 million in fiscal year 2014 and $2.1 million in fiscal year 2013 for a contingency related to this business. These losses were recognized as a loss on disposition of discontinued operations before income taxes.

During fiscal year 2013, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax gain of $0.3 million. This gain was recognized as a gain on disposition of discontinued operations before income taxes.

Summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during fiscal year 2014, were as follows during the three fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Revenue	$98	$348	$8,646
Costs and expenses	101	5,307	18,998
Loss from discontinued operations before income taxes	$(3)	$(4,959)	$(10,352)

We recorded a tax provision of $0.2 million on discontinued operations and dispositions in fiscal year 2015, a tax benefit of $1.8 million on discontinued operations and dispositions in fiscal year 2014 and a tax benefit of $5.1 million on discontinued operations and dispositions in fiscal year 2013.

Business Combinations
Acquisitions in fiscal year 2015
During fiscal year 2015, we completed the acquisition of five businesses for a total consideration of $77.1 million in cash. The acquired businesses included Vanadis, which was acquired for total consideration of $35.1 million in cash, as further described in Note 21 to our consolidated financial statements included in this annual report on Form 10-K, and other acquisitions for an aggregate consideration of $42.0 million in cash. We have a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, which at closing had an estimated fair value of $56.9 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, of which $9.2 million is tax deductible. We reported the operations for all of these acquisitions within the results of our Human Health and Environmental Health segments from the acquisition dates.

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

We do not consider the acquisitions completed during fiscal years 2015, 2014 and 2013, to be material to our consolidated results of operations; therefore, we are not presenting pro forma financial information of operations. During fiscal year 2015, we recognized $65.7 million of revenue for Perten. We have determined that the presentation of the results of operations for each of the other acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of January 3, 2016, the allocations of purchase prices for acquisitions completed in fiscal years 2014 and 2013 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2015 were based upon initial valuations. Our estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete our valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. With our adoption of Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16") during 2015, these adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. The portion of the adjustment which relates to a prior period should either be presented separately on the consolidated statement of operations or disclosed in the notes to the consolidated financial statements. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

During fiscal year 2015, we obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as part of our acquisitions and adjusted our purchase price allocations. Based on this information, for acquisitions completed during fiscal year 2015, we recognized a decrease in deferred taxes of $0.5 million, with a corresponding decrease in goodwill. For the Perten acquisition, we recognized increases in intangible assets of $2.0 million and liabilities assumed of $1.2 million, which were offset by a decrease in goodwill of $3.4 million, deferred taxes of $2.8 million, and other current assets of $0.2 million. For other acquisitions completed during fiscal year 2014, we recognized a decrease in working capital and other adjustments of $0.5 million with a corresponding decrease in goodwill. In addition, during the third quarter of fiscal year 2015, in connection with updating the provisional purchase accounting for the Perten acquisition, we adjusted goodwill and intangible assets which had been preliminarily recorded in U.S. dollars to Swedish Krona. This resulted in a decrease in intangible assets and goodwill of $21.4 million and a corresponding increase in other comprehensive loss through increased foreign currency translation adjustments as a result of the change in the exchange rate between the acquisition date and June 28, 2015. Of the $21.4 million decrease, $8.2 million related to changes in the exchange rate from the acquisition date through December 28, 2014. During fiscal year 2015, there was an immaterial impact on the current period net income as a result of the change to the provisional amounts for items that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the acquisition date.

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

As of January 3, 2016, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $95.4 million. As of January 3, 2016, we have recorded contingent consideration obligations of $57.4 million, of which $9.4 million was recorded in accrued expenses and other current liabilities, and $48.0 million was recorded in long-term liabilities. As of December 28, 2014, we have recorded contingent consideration obligations of $0.1 million, which was recorded in accrued expenses and other current liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6 years from the respective acquisition dates, and the remaining weighted average expected earnout period at January 3, 2016 was 2 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

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

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $11.8 million and $12.3 million as of January 3, 2016 and December 28, 2014, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. During fiscal year 2013, we accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities, of which $4.6 million was recorded in the fourth quarter of fiscal year 2013. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Various tax years after 2009 remain open to examination by certain jurisdictions in which we have significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at January 3, 2016 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
We realigned our organization at the beginning of fiscal year 2015 to enable us to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, our multivendor laboratory service business that serves the life sciences end market, was moved from our Environmental Health segment into our Human Health segment. The results reported for fiscal year 2015 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2014 and 2013 has been retrospectively adjusted to reflect this change to our operating segments.

Human Health
2015 Compared to 2014. Revenue for fiscal year 2015 was $1,376.6 million, as compared to $1,384.2 million for fiscal year 2014, a decrease of $7.6 million, or 1%, which includes an approximate 0.4% increase in revenue attributable to acquisitions, an approximate 5% decrease in revenue attributable to changes in foreign exchange rates and revenue attributable to an additional week in fiscal year 2015. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2015, as compared to fiscal year 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in revenue in our Human Health segment was a result of a decrease in research market revenue of $4.0 million and a decrease in diagnostics market revenue of $3.6 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue in our Human Health segment for fiscal year 2015 and $2.9 million of revenue in our Human Health segment for fiscal year 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our research market, we experienced increased demand for our OneSource laboratory service and informatics businesses, as well as an increase in revenue from new product introductions, such as the Opera Phenix. Our OneSource laboratory service business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for our customers. In our diagnostics market, we continued to expand our newborn and infectious disease screening solutions in emerging markets such as China. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during fiscal year 2015. Our medical imaging business experienced slight growth due to increased demand for our CMOS and cassette panels, which was partially offset by a decrease in demand in our radiography and radiation oncology end markets. The growth in our Human Health segment was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro.

Operating income from continuing operations for fiscal year 2015 was $251.7 million, as compared to $233.7 million for fiscal year 2014, an increase of $18.1 million, or 8%. Amortization of intangible assets decreased and was $61.9 million for fiscal year 2015 as compared to $73.2 million for fiscal year 2014. Restructuring and contract termination charges, net decreased and were $4.2 million for fiscal year 2015 as compared to $7.2 million for fiscal year 2014. Acquisition related costs for integration, contingent consideration and other costs added an incremental expense of $0.5 million for fiscal year 2015, as compared to decreasing expenses by $1.7 million for fiscal year 2014. Legal costs for a particular case were $0.8 million for fiscal year 2015. In addition to the factors noted above, increased operating income for fiscal year 2015, was primarily the result of increased sales volume in the diagnostics and research markets and lower costs as a result of cost containment and productivity initiatives, which was partially offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings and unfavorable impacts from foreign currency.

2014 Compared to 2013. Revenue for fiscal year 2014 was $1,384.2 million, as compared to $1,325.9 million for fiscal year 2013, an increase of $58.3 million, or 4%, which includes an approximate 0.5% increase in revenue attributable to acquisitions and an approximate 0.5% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2014, as compared to fiscal year 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment was a result of an increase in diagnostics market revenue of $39.8 million and an increase in research market revenue of $18.5 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $2.9 million of revenue in our Human Health segment for fiscal year 2014 and $7.3 million of revenue in our Human Health segment for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Human Health segment revenue during fiscal year 2014 was primarily due to growth in our diagnostics business as birth rates increased and from continued expansion of our prenatal, newborn and infectious disease screening solutions in emerging markets such as China and Brazil, as well as from increased demand for our medical imaging business' new wireless cassette detector used in diagnostic imaging and veterinary applications. In the research market we experienced growth related to our OneSource laboratory service, informatics, radiometric detection, and high-content screening offerings, as well as our microfluidics technology licensing program. This growth in the research market was partially offset by declines in some products in our research market due to weakness in the global academic end market, specifically in Europe, as well as the expiration of certain patents in our licensing portfolio.

Operating income from continuing operations for fiscal year 2014 was $233.7 million, as compared to $168.8 million for fiscal year 2013, an increase of $64.9 million, or 38%. Amortization of intangible assets decreased and was $73.2 million for fiscal year 2014 as compared to $79.5 million for fiscal year 2013. Restructuring and contract termination charges, net decreased and were $7.2 million for fiscal year 2014 as compared to $22.3 million for fiscal year 2013. Impairment of assets was a charge of $0.2 million for fiscal year 2013 as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value. Acquisition related costs for integration, contingent consideration and other costs decreased expenses by $1.7 million for fiscal year 2014, as compared to adding an incremental expense of $1.4 million for fiscal year 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.2 million for fiscal year 2013. In addition to the factors noted above, increased sales volume in the diagnostics and research markets and lower costs as a result of cost containment and productivity initiatives increased operating income for fiscal year 2014.

Environmental Health
2015 Compared to 2014. Revenue for fiscal year 2015 was $885.7 million, as compared to $853.0 million for fiscal year 2014, an increase of $32.7 million, or 4%, which includes an approximate 8% decrease in revenue attributable to changes in foreign exchange rates, an approximate 8% increase in revenue attributable to acquisitions and revenue attributable to an additional week in fiscal year 2015. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2015, as compared to fiscal year 2014, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was a result of an increase in revenue of $44.9 million from the environmental and industrial markets, which was partially offset by a decrease in revenue of $12.2 million from the laboratory services market. The increase in revenue was primarily due to revenue from our acquisition of Perten in December 2014, as well as growth in our materials characterization product family within our environmental and industrial markets, which was partially offset by unfavorable impacts from foreign currency. In addition, we had an increased demand in our laboratory services business, despite unfavorable impacts from foreign currency.

Operating income from continuing operations for fiscal year 2015 was $89.5 million, as compared to $95.6 million for fiscal year 2014, a decrease of $6.1 million, or 6%. Amortization of intangible assets increased and was $16.7 million for fiscal year 2015 as compared to $10.2 million for fiscal year 2014. Restructuring and contract termination charges, net increased and were $9.4 million for fiscal year 2015 as compared to $6.2 million for fiscal year 2014. Acquisition related costs for contingent consideration and other costs added an incremental expense of $0.3 million in fiscal year 2015, as compared to an incremental expense of $2.1 million for fiscal year 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $7.3 million in fiscal year 2015, as compared to $2.4 million for fiscal year 2014. In addition to the factors noted above, decreased operating income for fiscal year 2015, as compared to fiscal year 2014 was primarily due to increased costs related to investments in new product development, which was partially offset by lower costs as a result of cost containment initiatives and benefits from our initiatives to improve our supply chain.

2014 Compared to 2013. Revenue for fiscal year 2014 was $853.0 million, as compared to $831.7 million for fiscal year 2013, an increase of $21.3 million or 3%, which includes an approximate 1% decrease in revenue attributable to changes in foreign exchange rates and an approximate 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2014, as compared to fiscal year 2013, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment was a result of an increase in revenue of $17.8 million from the laboratory services market and an increase in revenue of $3.5 million from the environmental and industrial markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.01 million of revenue for fiscal year 2013 that otherwise would have been recorded by the acquired businesses during each of the respective periods. This increase in our Environmental Health segment revenue during fiscal year 2014 was primarily due to continued growth in our laboratory services business. This growth was partially offset by decreased demand across some of our products in the environmental and industrial markets, primarily in the Asian industrial end markets.

Operating income from continuing operations for fiscal year 2014 was $95.6 million, as compared to $84.7 million for fiscal year 2013, an increase of $10.9 million, or 13%. Amortization of intangible assets increased and was $10.2 million for fiscal year 2014 as compared to $9.8 million for fiscal year 2013. Restructuring and contract termination charges, net decreased and were $6.2 million for fiscal year 2014 as compared to $11.6 million for fiscal year 2013. Acquisition related costs for contingent consideration and other costs added an incremental expense of $2.1 million in fiscal year 2014, as compared to an incremental expense of $0.2 million for fiscal year 2013. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $2.4 million for fiscal year 2014 and zero in fiscal year 2013. In addition to the factors noted above, savings related to cost containment initiatives increased operating income for fiscal year 2014, which was partially offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings, and pricing pressure.

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

Cash Flows
Fiscal Year 2015
Operating Activities. Net cash provided by continuing operations was $287.6 million for fiscal year 2015, as compared to net cash provided by continuing operations of $282.3 million for fiscal year 2014, an increase of $5.3 million. The cash provided by operating activities for fiscal year 2015 was principally a result of income from continuing operations of $212.7 million, and non-cash charges, including depreciation and amortization of $112.0 million, stock based compensation expense of $17.7 million, restructuring and contract termination charges, net, of $13.6 million and a loss related to our postretirement benefit plans, including the mark-to-market adjustment, in the fourth quarter of fiscal year 2015, of $9.4 million. These amounts were partially offset by a net decrease of $39.8 million in accrued expenses, other assets and liabilities and other items, and a net increase in working capital of $38.0 million. The change in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $39.8 million for fiscal year 2015, primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits. During fiscal year 2015, we made contributions of $14.9 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States. Contributing to the net increase in working capital for fiscal year 2015, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $28.7 million and a decrease in accounts payable of $16.1 million, which were partially offset by a decrease in accounts receivable of $6.8 million. The increase in inventory was primarily a result of realigning operations, research and development resources, and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2015. The decrease in accounts receivable was a result of strong performance in accounts receivable collections during the fourth quarter of fiscal year 2015.

Investing Activities. Net cash used in the investing activities of our continuing operations was $100.9 million for fiscal year 2015, as compared to net cash used in the investing activities of our continuing operations of $297.5 million for fiscal year 2014, a decrease of $196.7 million. For fiscal year 2015, we used $72.0 million of net cash for acquisitions and investments, as compared to $271.5 million used in fiscal year 2014. Capital expenditures for fiscal year 2015 were $29.6 million, primarily for manufacturing equipment and other capital equipment purchases. These cash outflows were partially offset by proceeds from the settlement of life insurance policies of $0.8 million in fiscal year 2015.
Financing Activities. Net cash used in the financing activities of our continuing operations was $107.1 million for fiscal year 2015, as compared to net cash provided by the financing activities of our continuing operations of $30.9 million for fiscal year 2014, a change of $138.1 million. For fiscal year 2015, we repurchased 1.5 million shares of our common stock, including 95,129 shares of our common stock pursuant to our equity incentive plans, for a total cost of $76.4 million, including commissions. This compares to repurchases of 1.4 million shares of our common stock, including 98,269 shares of our common stock pursuant to our equity incentive plans, for a total cost of $65.5 million, including commissions, for fiscal year 2014. This use of cash in fiscal year 2015 was partially offset by proceeds from the issuance of common stock under stock plans of $14.9 million and $2.4 million of related excess tax benefit. This compares to proceeds from the issuance of common stock under stock plans of $24.5 million in fiscal year 2014. During fiscal year 2015, borrowings from our senior unsecured revolving credit facility totaled $451.0 million, which was more than offset by debt payments of $485.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $475.0 million, which was partially offset by debt payments of $356.0 million. We paid $31.6 million in dividends during both fiscal years 2015 and 2014. During fiscal year 2015, we made net payments of $1.1 million on other credit facilities primarily for lease payments for our financing lease obligations, as described below under financing lease obligations. This compares to $12.7 million of payments on our other credit facilities primarily for debt that was acquired from our business acquisitions during fiscal year 2014. During fiscal year 2015, we also received $18.7 million for the settlement of forward foreign exchange contracts related to intercompany loans utilized to finance our acquisitions and made $0.1 million in payments for acquisition-related contingent consideration. During fiscal year 2014, we paid $1.8 million of debt financing costs for the refinancing of our debt held under a previous senior unsecured revolving credit facility and made $0.9 million in payments for acquisition-related contingent consideration.

Fiscal Year 2014
Operating Activities. Net cash provided by continuing operations was $282.3 million for fiscal year 2014, as compared to net cash provided by continuing operations of $157.2 million for fiscal year 2013, an increase of $125.0 million. The cash provided by operating activities for fiscal year 2014 was principally a result of income from continuing operations of $161.2 million, and non-cash charges, including depreciation and amortization of $116.7 million, stock based compensation expense of $14.5 million, restructuring and contract termination charges, net, of $13.4 million and loss related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2014, of $77.7 million. These amounts were partially offset by a net decrease of $67.6 million in accrued expenses, other assets and liabilities and other items, and a net increase in working capital of $33.5 million. The change in accrued expenses, other assets and liabilities and other items that decreased cash provided by operating activities by $67.6 million for fiscal year 2014, primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits. During fiscal year 2014, we made contributions of $11.2 million, in the aggregate, to plans outside of the United States. Contributing to the net increase in working capital for fiscal year 2014, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $24.6 million and an increase in accounts receivable of $17.0 million, which were partially offset by an increase in accounts payable of $8.1 million. The increase in inventory was primarily a result of realigning operations, research and development resources and production resources within our Environmental Health and Human Health segments to ensure responsiveness to customer requirements as this realignment occurs. The increase in accounts receivable was a result of higher sales volume in the fourth quarter of fiscal year 2014. The increase in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2014.
Investing Activities. Net cash used in the investing activities of our continuing operations was $297.5 million for fiscal year 2014, as compared to net cash used in the investing activities of our continuing operations of $1.7 million for fiscal year 2013, an increase of $295.8 million. For fiscal year 2014, we used $271.5 million of net cash for acquisitions and investments, as compared to $15.7 million used in fiscal year 2013. Capital expenditures for fiscal year 2014 were $29.1 million, primarily for manufacturing equipment and other capital equipment purchases, as compared to $39.0 million in fiscal year 2013. These cash outflows were partially offset by proceeds from dispositions of property, plant and equipment of $2.5 million, and the settlement of life insurance policies of $0.5 million in fiscal year 2014. Proceeds from dispositions of property, plant and equipment was $52.2 million for fiscal year 2013, primarily due to the sale of a building located in Boston, Massachusetts for net proceeds of $47.6 million. The settlement of life insurance policies provided proceeds of $0.8 million in fiscal year 2013.
Financing Activities. Net cash provided by the financing activities of our continuing operations was $30.9 million for fiscal year 2014, as compared to net cash used in the financing activities of our continuing operations of $154.2 million for fiscal year 2013, a change of $185.1 million. For fiscal year 2014, we repurchased 1.4 million shares of our common stock, including 98,269 shares of our common stock pursuant to our equity incentive plans, for a total cost of $65.5 million, including commissions. This compares to repurchases of 3.6 million shares of our common stock, including 127,544 shares of our common stock pursuant to our equity incentive plans, for a total cost of $127.4 million, including commissions, for fiscal year 2013. This use of cash in fiscal year 2014 was partially offset by proceeds from the issuance of common stock under stock plans of $24.5 million. This compares to proceeds from the issuance of common stock under stock plans of $20.3 million in fiscal year 2013. During fiscal year 2014, borrowings from our senior unsecured revolving credit facility totaled $475.0 million, which was partially offset by debt payments of $356.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $677.0 million, which was offset by debt payments of $538.0 million and the prepayment of our 2015 Notes of $150.0 million in fiscal year 2013. We paid $31.6 million in dividends during both fiscal years 2014 and 2013. During fiscal year 2014, we made net payments of $12.7 million on other credit facilities primarily for debt that was acquired from our business acquisitions. This compares to $5.3 million of proceeds from our other credit facilities primarily related to capital improvements to leased buildings, which have been funded by the lessor, as described below in our financing lease obligations. During fiscal year 2014, we paid $1.8 million of debt financing costs for the refinancing of our debt held under a previous senior unsecured revolving credit facility and made $0.9 million in payments for acquisition-related contingent consideration. In fiscal year 2013, we paid a prepayment premium of $11.1 million for the redemption of our 2015 Notes and also received $1.4 million for settlement of forward foreign exchange contracts.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On January 8, 2014, we refinanced our debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of January 3, 2016, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of January 3, 2016, we had $206.5 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At January 3, 2016, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of January 3, 2016 was 108 basis points. The weighted average Eurocurrency interest rate as of January 3, 2016 was 0.36%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.44%. As of January 3, 2016, the senior unsecured revolving credit facility had an aggregated carrying value of $479.6 million, which was net of $2.4 million unamortized debt issuance costs. As of December 28, 2014, the senior unsecured revolving credit facility had an aggregate carrying value of $512.8 million, which was net of $3.2 million unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for our previous facility. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of January 3, 2016.

5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $494.4 million, net of $2.3 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101%

of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of January 3, 2016.

Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we are considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At January 3, 2016, we had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. At December 28, 2014, we had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2015 and 2014, resulting in an annual dividend rate of $0.28 per share. At January 3, 2016, we had accrued $7.8 million for dividends declared on October 29, 2015 for the fourth quarter of fiscal year 2015 that was paid in February 2016. On January 28, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2016 that will be payable in May 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at January 3, 2016 for continuing and discontinued operations. Purchase commitments are minimal and have been excluded from this table:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2019(1)	5.0% Sr. Notes Maturing 2021(2)	Financing Lease Obligations(3)	Employee Benefit Payments(4)	Unrecognized Tax Benefits(5)	Total
	(In thousands)
2016	$51,025	$—	$25,000	$1,123	$28,602	$—	$105,750
2017	34,100	—	25,000	1,169	29,240	—	89,509
2018	25,931	—	25,000	1,367	29,934	—	82,232
2019	20,161	482,000	25,000	1,532	30,513	—	559,206
2020	16,442	—	25,000	1,597	31,353	—	74,392
2021 and thereafter	48,654	—	521,918	31,409	164,140	—	766,121
Total	$196,313	$482,000	$646,918	$38,197	$313,782	$—	$1,677,210
____________________________

(1)	The credit facility borrowings carry variable interest rates; the amount included in this table does not include interest obligations.

(2)	The 2021 Notes include interest obligations. As of January 3, 2016 the 2021 Notes had a carrying value of $495.1 million.

(3)	The financing lease obligations do not include interest obligations.

(4)	Employee benefit payments only include obligations through fiscal year 2025.

(5)
We have excluded $10.8 million, including accrued interest, net of tax benefits, and penalties, from our uncertain tax positions as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

As of January 3, 2016, we may have to pay the shareholders of our acquisitions contingent consideration of up to $95.4 million. The table above does not reflect any of these obligations as the timing and amounts are uncertain. For further information related to our contingent consideration obligations, see Note 21 to our consolidated financial statements included in this annual report on Form 10-K.

Capital Expenditures
During fiscal year 2016, we expect to invest an amount for capital expenditures similar to that in fiscal year 2015, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At January 3, 2016, we had cash and cash equivalents of $237.9 million, of which $234.0 million was held by our non-U.S. subsidiaries, and we had $206.5 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at January 3, 2016.

We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $234.0 million of cash and cash equivalents held by our non-U.S. subsidiaries at January 3, 2016, we would incur U.S. taxes on approximately $156.4 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2015, we repurchased 1.5 million shares of common stock in the open market at an aggregate cost of $72.0 million, including commissions, under the Repurchase Program. As of January 3, 2016, 5.9 million shares remained available for repurchase under the Repurchase Program. From January 4, 2016 through February 25, 2016, we repurchased 2.4 million shares of common stock in the open market at an aggregate cost of $109.7 million, including commissions, under the Repurchase Program.

In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During fiscal year 2015, we repurchased 95,129 shares of common stock for this purpose at an aggregate cost of $4.4 million.

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

Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $9.3 million in the aggregate during fiscal year 2016. During fiscal year 2015, we contributed $14.9 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States. We could potentially have to make additional funding payments in future periods for all pension plans. During fiscal year 2014, we contributed $11.2 million, in the aggregate, to plans outside of the United States. During fiscal year 2013, we made contributions of $37.0 million for the 2012 plan year to our defined benefit pension plan in the United States. During fiscal year 2013, we contributed $20.2 million, in the aggregate, to plans outside of the United States, which includes an additional contribution of $10.0 million to our defined benefit pension plan in the United Kingdom. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

Effects of Recently Issued and Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("the FASB") and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our consolidated financial position, results of operations and cash flows or do not apply to our operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are evaluating the requirements of this guidance and have not yet determined the impact of the adoption on our consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU No. 2015-17"). Under this new guidance, companies are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on our consolidated balance sheet. The provisions of this guidance can be applied prospectively or retrospectively and are effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During fiscal year 2015, we early adopted the new guidance on a prospective basis and have presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at January 3, 2016. If we elected to adopt the standard on a retrospective basis, current deferred tax assets of $62.0 million would have been classified as noncurrent at December 28, 2014.

In September 2015, the FASB issued ASU No. 2015-16. Under this new guidance, an acquirer should recognize adjustments to provisional amounts for items in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The provisions of this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. During the third quarter of fiscal year 2015, we early adopted the new guidance and adjusted the provisional amounts recorded for acquisitions in which the purchase accounting allocations were preliminary. During fiscal year 2015, there was an immaterial impact on the current period net income as a result of the change to the provisional amounts for items that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the acquisition date.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. The provisions of this guidance should be applied prospectively. During fiscal year 2015, we early adopted the new guidance. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this new guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We early adopted this guidance in the fourth quarter of fiscal year 2015. The consolidated balance sheet as of December 28, 2014, in our consolidated financial statements included in this annual report on Form 10-K, reflects a restatement to reclassify unamortized debt issuance costs of $6.5 million from other long-term assets to long-term debt. For debt issuance costs paid to secure revolving credit facilities, we made a policy election to present such costs as a direct deduction from the debt liability in the consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The standard may be adopted either using a full retrospective approach or a modified retrospective approach. We are evaluating the requirements of this guidance and have not yet determined the transition method to use or the impact of its adoption on our consolidated financial position, results of operations and cash flows. We do not intend to early adopt this standard.

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

Revenue from software licenses and services was 5% of our total revenue for each of fiscal years 2015, 2014 and 2013. We sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that was separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

Inventory valuation. We value inventory at the lower of cost or market. Inventories are accounted for using the first-in, first-out method. We periodically review these values to ascertain that market value of the inventory continues to exceed its recorded cost. Generally, reductions in value of inventory below cost are caused by our maintenance of stocks of products in excess of demand, or technological obsolescence of the inventory. We regularly review inventory quantities on hand and, when necessary, record provisions for excess and obsolete inventory based on either our estimated forecast of product demand and production requirements, or historical trailing usage of the product. If our sales do not materialize as planned or at historic levels, we may have to increase our reserve for excess and obsolete inventory. This would reduce our earnings. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower costs of sales and higher income from operations than expected in that period.

Business combinations. Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. Through fiscal year 2015, we conducted annual goodwill impairment assessments for our reporting units. We completed the annual goodwill impairment test using measurement dates of January 1, 2015 and January 1, 2014, and concluded based on the first step of the process that there was no goodwill impairment. At January 1, 2015, the fair value exceeded the carrying value by more than 20.0% for each reporting unit, with the exception of the Perten reporting unit in which its fair value approximated carrying value, as expected based on the recent acquisition date. At the beginning of fiscal year 2015, we realigned our organization which resulted in a change in the composition of our reporting units within our Human Health and Environmental Health segments. OneSource, our multivendor laboratory service business that serves the life sciences end market, was moved from our Environmental Health segment into our Human Health segment. As of December 28, 2014, as a result of the new alignment, we reallocated $41.2 million of goodwill from our Environmental Health segment to our

Human Health segment based on the relative fair value, determined using the income approach, of the OneSource laboratory service business within our historical Environmental Health segment. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. During fiscal year 2013, we recorded a charge of $0.2 million for the impairment of certain long-lived assets within our Human Health segment, as the carrying amounts of the long-lived assets were not recoverable and exceeded their fair value. The non-cash impairment of long-lived assets has been recorded as a separate component of operating expenses.

Employee compensation and benefits. We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans and other postretirement benefits. Retirement and postretirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and postretirement benefit plan expenses are allocated to cost of revenue, research and development, and selling, general and administrative expenses, in our consolidated statements of operations. We immediately recognize actuarial gains and losses in operating results in the year in which the gains and losses occur. Actuarial gains and losses are measured annually as of the calendar month-end that is closest to our fiscal year end and accordingly will be recorded in the fourth quarter, unless we are required to perform an interim remeasurement.

We recognized a loss of $9.4 million in fiscal year 2015, a loss of $77.7 million in fiscal year 2014 and income of $18.2 million in fiscal year 2013 for our retirement and postretirement benefit plans, which includes the charge for the mark-to-market adjustment for the postretirement benefit plans, which was recorded in the fourth quarter of each fiscal year. The loss or income related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $12.4 million in fiscal year 2015, a pre-tax loss of $75.9 million in fiscal year 2014 and pre-tax income of $17.6 million in fiscal year 2013. We expect income of approximately $1.3 million in fiscal year 2016 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2016. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2016. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2016. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year. Beginning in fiscal year 2016, the approach we use to calculate the service and interest components of net periodic benefit cost for certain benefit plans will be changed to provide a more precise measurement of service and interest costs. Prior to fiscal year 2016, we calculated these service and interest components utilizing a single weighted-average discount rate derived from a yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal year 2016, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from a yield curve over the projected cash flow period. Based on current economic conditions, we estimate that the service cost and interest cost for these certain plans will be reduced in fiscal year 2016. We will account for this as a change in accounting estimate.

As of January 3, 2016, we estimate the expected long-term rate of return on assets in our pension and other postretirement benefit plans in the United States to be 7.25% and to be 5.30% for all plans outside the United States. In addition, as of January 3, 2016 we estimate the discount rate for our pension and other postretirement benefit plans in the United States to be 4.24% and to be 2.88% for all plans outside the United States. For the plans in the United States, as of December 28, 2014 we adopted a new mortality base table, RP-2014, with projection scale, MP-2014, that was published by the Society of Actuaries in 2014. The adoption of the new mortality base table resulted in a $32.1 million increase to our projected benefit obligation as of December 28, 2014. During fiscal year 2015, the Society of Actuaries issued an updated mortality improvement scale that reflects smaller improvements in longevity than predicted by its MP-2014 scale. We adopted the updated projection scale, MP-2015, as of January 3, 2016. The adoption of the updated projection scale resulted in a $6.8 million decrease to the projected benefit obligation at January 3, 2016. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.

If any of our assumptions were to change as of January 3, 2016, our pension plan expenses would also change.

		Increase (Decrease) at January 3, 2016
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(9,857)	(8,194)
	-0.25	10,439	8,587
Rate of return on pension plan assets	+1.00	(1,509)	(2,447)
	-1.00	1,509	2,447
Postretirement medical plans discount rate	+0.25	N/A	(99)
	-0.25	N/A	104
Rate of return on postretirement medical plan assets	+1.00	N/A	(144)
	-1.00	N/A	144

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

Dispositions. When we record the disposition of an asset or discontinuance of an operation, which meets the criteria to be reported as a discontinued operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended January 3, 2016, pre-tax losses from the disposition of discontinued operations was not material. Any such changes decrease or increase current earnings.

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

Taxes have not been provided on unremitted earnings of international subsidiaries that we consider indefinitely reinvested because we plan to keep these amounts indefinitely reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. Our indefinite reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of January 3, 2016, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $859.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 3, 2016.

We use derivative instruments as part of our risk management strategy only, and include derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. We enter into derivative instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments. Approximately 60% of our business is conducted outside of the United States, generally in foreign currencies. As a result, fluctuations in foreign currency exchange rates can increase the costs of financing, investing and operating the business.

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the consolidated balance sheets. The unrealized gains and losses on our foreign currency contracts are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from operating activities within our consolidated statement of cash flows.

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $127.3 million at January 3, 2016, $95.0 million at December 28, 2014 and $138.4 million at December 29, 2013, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2015, 2014 and 2013.

In addition, in connection with certain intercompany loan agreements utilized to finance our acquisitions, we enter into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. We record these hedges at fair value on our consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within our consolidated statement of cash flows.

During fiscal year 2014, we entered into five forward foreign exchange contracts, designated as economic hedges, with settlement dates in fiscal year 2015 and combined Euro denominated notional amounts of €238.2 million outstanding as of December 28, 2014, designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to settlement of certain intercompany loan agreements. During fiscal year 2015, we settled several of these forward exchange contracts. During fiscal year 2015, we also entered into new forward foreign exchange contracts that settled in fiscal year 2015 or will settle in fiscal year 2016. The combined Euro denominated notional amounts of these outstanding hedges was €107.4 million and €238.2 million as of January 3, 2016 and December 28, 2014, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans, were not material for fiscal years 2015 and 2014. During fiscal year 2015, we received $18.7 million as a result of the settlement of these hedges.

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During fiscal year 2013, we amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, we redeemed all of our 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 3, 2016, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.5 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2015, the Value-At-Risk ranged between $0.3 million and $0.9 million, with an average of approximately $0.5 million.

Interest Rate Risk. As described above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” our debt portfolio includes variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

In May 2008, we settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of our 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During fiscal year 2013, we amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, we redeemed all of our 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

Interest Rate Risk—Sensitivity. As of January 3, 2016, our debt portfolio consisted of $482.0 million of variable rate debt. In addition, our cash and cash equivalents, for which we receive interest at variable rates, were $237.9 million at January 3, 2016. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause interest charges on our variable rate debt, consisting of $482.0 million of revolving debt facilities, to fluctuate. An increase of 10%, or approximately 14 basis points, in current interest rates would cause an additional pre-tax charge to our earnings of $0.7 million for fiscal year 2016.

(ii) Changes in interest rates can cause our cash flows relative to interest payments on variable rate debt to fluctuate. As described above, an increase of 10%, or approximately 14 basis points, in current interest rates would cause our cash outflows to increase by $0.7 million for fiscal year 2016.

(iii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes on a prospective basis. Accordingly, such changes are reflected in the accompanying consolidated balance sheet as of January 3, 2016 but are not reflected in the accompanying consolidated balance sheet as of December 28, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands, except per share data)
Revenue
Product revenue	$1,552,638	$1,540,075	$1,498,070
Service revenue	709,721	697,144	659,516
Total revenue	2,262,359	2,237,219	2,157,586
Cost of product revenue	793,728	805,345	783,584
Cost of service revenue	444,131	427,266	397,860
Selling, general and administrative expenses	598,848	659,335	581,898
Research and development expenses	125,928	121,141	132,400
Restructuring and contract termination charges, net	13,590	13,390	33,892
Asset impairment	—	—	158
Operating income from continuing operations	286,134	210,742	227,794
Interest and other expense, net	42,119	41,139	64,110
Income from continuing operations before income taxes	244,015	169,603	163,684
Provision for (benefit from) income taxes	31,327	8,437	(10,583)
Income from continuing operations	212,688	161,166	174,267
Loss from discontinued operations before income taxes	(3)	(4,959)	(10,352)
Loss on disposition of discontinued operations before income taxes	(28)	(260)	(1,810)
Provision for (benefit from) income taxes on discontinued operations and dispositions	232	(1,831)	(5,107)
Loss on discontinued operations and dispositions	(263)	(3,388)	(7,055)
Net income	$212,425	$157,778	$167,212
Basic earnings per share:
Income from continuing operations	$1.89	$1.43	$1.55
Loss on discontinued operations and dispositions	0.00	(0.03)	(0.06)
Net income	$1.89	$1.40	$1.49
Diluted earnings per share:
Income from continuing operations	$1.88	$1.42	$1.54
Loss on discontinued operations and dispositions	0.00	(0.03)	(0.06)
Net income	$1.87	$1.39	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Net income	$212,425	$157,778	$167,212
Other comprehensive (loss) income
Foreign currency translation adjustments	(70,178)	(52,951)	8,756
Unrecognized prior service costs, net of tax	(316)	146	(658)
Reclassification adjustments for losses on derivatives included in net income, net of tax	—	—	2,892
Unrealized (losses) gains on securities, net of tax	(262)	14	8
Other comprehensive (loss) income	(70,756)	(52,791)	10,998
Comprehensive income	$141,669	$104,987	$178,210

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	January 3, 2016	December 28, 2014
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$237,932	$174,821
Accounts receivable, net	439,015	470,563
Inventories	288,028	285,457
Other current assets	68,186	137,710
Total current assets	1,033,161	1,068,551
Property, plant and equipment, net	167,029	176,194
Marketable securities and investments	1,586	1,568
Intangible assets, net	490,811	490,265
Goodwill	2,276,149	2,284,077
Other assets, net	197,559	106,921
Total assets	$4,166,295	$4,127,576
Current liabilities:
Current portion of long-term debt	$1,123	$1,075
Accounts payable	152,726	173,953
Accrued restructuring and contract termination charges	17,090	17,124
Accrued expenses and other current liabilities	388,446	403,021
Current liabilities of discontinued operations	2,100	2,137
Total current liabilities	561,485	597,310
Long-term debt	1,011,762	1,045,393
Long-term liabilities	482,607	442,771
Total liabilities	2,055,854	2,085,474
Commitments and contingencies (see Notes 13 and 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,034,000 and 112,481,000 shares at January 3, 2016 and December 28, 2014, respectively	112,034	112,481
Capital in excess of par value	52,932	94,276
Retained earnings	1,991,431	1,810,545
Accumulated other comprehensive (loss) income	(45,956)	24,800
Total stockholders’ equity	2,110,441	2,042,102
Total liabilities and stockholders’ equity	$4,166,295	$4,127,576

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended January 3, 2016

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2012	$115,036	$209,610	$1,548,573	$66,593	$1,939,812
Net income	—	—	167,212	—	167,212
Other comprehensive income	—	—	—	10,998	10,998
Dividends	—	—	(31,421)	—	(31,421)
Exercise of employee stock options and related income tax benefits	947	18,895	—	—	19,842
Issuance of common stock for employee stock purchase plans	90	2,642	—	—	2,732
Purchases of common stock	(3,728)	(123,670)	—	—	(127,398)
Issuance of common stock for long-term incentive program	281	7,976	—	—	8,257
Stock compensation	—	4,453	—	—	4,453
Balance, December 29, 2013	$112,626	$119,906	$1,684,364	$77,591	$1,994,487
Net income	—	—	157,778	—	157,778
Other comprehensive loss	—	—	—	(52,791)	(52,791)
Dividends	—	—	(31,597)	—	(31,597)
Exercise of employee stock options and related income tax benefits	1,024	23,431	—	—	24,455
Issuance of common stock for employee stock purchase plans	61	2,478	—	—	2,539
Purchases of common stock	(1,448)	(64,081)	—	—	(65,529)
Issuance of common stock for long-term incentive program	218	7,662	—	—	7,880
Stock compensation	—	4,880	—	—	4,880
Balance, December 28, 2014	$112,481	$94,276	$1,810,545	$24,800	$2,042,102
Net income	—	—	212,425	—	212,425
Other comprehensive loss	—	—	—	(70,756)	(70,756)
Dividends	—	—	(31,539)	—	(31,539)
Exercise of employee stock options and related income tax benefits	849	16,491	—	—	17,340
Issuance of common stock for employee stock purchase plans	78	3,608	—	—	3,686
Purchases of common stock	(1,595)	(74,844)	—	—	(76,439)
Issuance of common stock for long-term incentive program	221	9,098	—	—	9,319
Stock compensation	—	4,303	—	—	4,303
Balance, January 3, 2016	$112,034	$52,932	$1,991,431	$(45,956)	$2,110,441

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Operating activities:
Net income	$212,425	$157,778	$167,212
Loss from discontinued operations and dispositions, net of income taxes	263	3,388	7,055
Income from continuing operations	212,688	161,166	174,267
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	13,590	13,390	33,892
Depreciation and amortization	112,007	116,736	126,879
Stock-based compensation	17,719	14,464	14,053
Pension and other postretirement expense (income)	9,420	77,669	(18,176)
Deferred taxes	(6,571)	(33,351)	(29,907)
Contingencies and non-cash tax matters	(5,342)	(7,605)	(34,455)
Amortization of deferred debt issuance costs and accretion of discounts	1,496	1,434	6,502
Losses (gains) on dispositions, net	—	108	(1,566)
Amortization of acquired inventory revaluation	7,275	2,425	203
Asset impairment	—	—	158
Excess tax benefit from exercise of common stock options	(2,435)	—	—
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired and divested:
Accounts receivable, net	6,760	(16,989)	(14,071)
Inventories	(28,700)	(24,642)	(14,171)
Accounts payable	(16,082)	8,103	(1,083)
Accrued expenses and other	(34,244)	(30,640)	(85,277)
Net cash provided by operating activities of continuing operations	287,581	282,268	157,248
Net cash (used in) provided by operating activities of discontinued operations	(483)	(671)	1,343
Net cash provided by operating activities	287,098	281,597	158,591
Investing activities:
Capital expenditures	(29,632)	(29,072)	(38,981)
Proceeds from dispositions of property, plant and equipment, net	—	2,531	52,202
Changes in restricted cash balances	59	—	—
Proceeds from surrender of life insurance policies	757	490	783
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(72,040)	(271,477)	(15,699)
Net cash used in investing activities of continuing operations	(100,856)	(297,528)	(1,695)
Net cash provided by investing activities of discontinued operations	—	1,631	484
Net cash used in investing activities	(100,856)	(295,897)	(1,211)
Financing activities:
Payments on revolving credit facility	(485,000)	(356,000)	(538,000)
Proceeds from revolving credit facility	451,000	475,000	677,000
Prepayment of long-term debt	—	—	(150,000)
Premium on prepayment of long-term debt	—	—	(11,119)
Payments of debt financing costs	—	(1,845)	—
Net (payments on) proceeds from other credit facilities	(1,072)	(12,675)	5,281
Settlement of cash flow hedges	18,706	—	1,363
Payments for acquisition-related contingent consideration	(103)	(855)	—
Excess tax benefit from exercise of common stock	2,435	—	—
Proceeds from issuance of common stock under stock plans	14,905	24,455	20,313
Purchases of common stock	(76,439)	(65,529)	(127,398)
Dividends paid	(31,571)	(31,620)	(31,600)
Net cash (used in) provided by financing activities	(107,139)	30,931	(154,160)
Effect of exchange rate changes on cash and cash equivalents	(15,992)	(15,052)	(1,422)
Net increase in cash and cash equivalents	63,111	1,579	1,798
Cash and cash equivalents at beginning of year	174,821	173,242	171,444
Cash and cash equivalents at end of year	$237,932	$174,821	$173,242

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$31,741	$30,320	$39,904
Income taxes	$49,275	$40,638	$36,675

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

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

The Company realigned its organization at the beginning of fiscal year 2015. OneSource, the Company's multivendor laboratory service business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. The results reported for fiscal year 2015 reflect this new alignment of the Company's operating segments. Financial information in this report relating to fiscal years 2014 and 2013 has been retrospectively adjusted to reflect this change to the Company's operating segments.

The Company's fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ended January 3, 2016 included 53 weeks. The additional week in fiscal year 2015 has been reflected in the Company's third quarter. Each of the fiscal years ended December 28, 2014 and December 29, 2013 included 52 weeks. The fiscal year ending January 1, 2017 will include 52 weeks.

The Company has evaluated subsequent events from January 3, 2016 through the date of the issuance of these consolidated financial statements and has determined that other than the events the Company has disclosed within the notes to the consolidated financial statements, no material subsequent events have occurred that would affect the information presented in these consolidated financial statements.

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

Revenue from software licenses and services was 5% of the Company's total revenue for each of fiscal years 2015, 2014 and 2013. The Company sells its software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, the Company determines VSOE of fair value to be the price charged when the undelivered element is sold separately. The Company determines VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. The Company determines VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.

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

Property, Plant and Equipment:    The Company depreciates property, plant and equipment using the straight-line method over its estimated useful lives, which generally fall within the following ranges: buildings- 10 to 40 years; leasehold improvements-estimated useful life or remaining term of lease, whichever is shorter; and machinery and equipment- 3 to 7 years. Certain tooling costs are capitalized and amortized over a 3-year life, while repairs and maintenance costs are expensed.

Asset Retirement Obligations:    The Company records obligations associated with its lease obligations, the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with authoritative guidance on asset retirement obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as interest expense. The amounts recorded in the consolidated financial statements are not material to any year presented.

Pension and Other Postretirement Benefits:    The Company sponsors both funded and unfunded U.S. and non-U.S. defined benefit pension plans and other postretirement benefits. The Company immediately recognizes actuarial gains and losses in operating results in the year in which the gains and losses occur. Actuarial gains and losses are measured annually as of the calendar month-end that is closest to the Company's fiscal year end and accordingly will be recorded in the fourth quarter, unless the Company is required to perform an interim remeasurement. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis. The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.

Translation of Foreign Currencies:    For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions considered permanent in nature, are reported in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in other expense, net.

Business Combinations:    Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; previously held equity interests are valued at fair value upon the acquisition of a controlling interest; in-process research and development (“IPR&D”) is recorded at fair value as an intangible asset at the acquisition date; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.

Goodwill and Other Intangible Assets:    The Company’s intangible assets consist of (i) goodwill, which is not being amortized; (ii) indefinite lived intangibles, which consist of a trade name that is not subject to amortization; and (iii) amortizing intangibles, which consist of patents, trade names and trademarks, licenses, customer relationships, and purchased technologies, which are being amortized over their estimated useful lives.

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

Stock-Based Compensation:    The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model. The fair value is recognized, net of estimated forfeitures, as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected term and the expected price volatility of the underlying stock. The Company estimates the expected term assumption based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company has one stock-based compensation plan from which it makes grants, which is described more fully in Note 18, below.

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

Research and Development:    Research and development costs are expensed as incurred. The fair value of acquired IPR&D costs are recorded at fair value as an intangible asset at the acquisition date and amortized once the product is ready for sale or expensed if abandoned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income:    Comprehensive income is defined as net income or loss and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income is reflected in the consolidated statements of comprehensive income.

Derivative Instruments and Hedging:    Derivatives are recorded on the consolidated balance sheets at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative instrument and whether it qualifies for hedge accounting.

For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive income, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Settled cash flow hedges related to forecasted transactions that remain probable are recorded as a component of other comprehensive (loss) income and are subsequently amortized into net earnings when the hedged exposure affects net earnings. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. The Company also has entered into other foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into interest and other expense, net on the consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU No. 2015-17"). Under this new guidance, companies are required to present deferred tax assets and deferred tax liabilities, and any related valuation allowances, as noncurrent on the company's consolidated balance sheet. The provisions of this guidance can be applied prospectively or retrospectively and are effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. During fiscal year 2015, the Company early adopted the new guidance on a prospective basis and has presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at January 3, 2016. If the Company elected to adopt the standard on a retrospective basis, current deferred tax assets of $62.0 million would have been classified as noncurrent at December 28, 2014.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). Under this new guidance, an acquirer should recognize adjustments to provisional amounts for items in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The provisions of this guidance are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. During the third quarter of fiscal year 2015, the Company early adopted the new guidance and adjusted the provisional amounts recorded for acquisitions in which the purchase accounting allocations were preliminary. During fiscal year 2015, there was an immaterial impact on the current period net income as a result of the change to the provisional amounts for items that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the acquisition date. See Note 2, below, for additional details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. Under this new guidance, an entity with a fiscal year-end that does not coincide with a calendar month-end (for example an entity that has a 52/53 week fiscal year) has the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year end. The provisions of this guidance should be applied prospectively. During fiscal year 2015, the Company early adopted the new guidance. The adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs. Under this new guidance, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of this guidance are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted this guidance in the fourth quarter of fiscal year 2015. The consolidated balance sheet as of December 28, 2014, included in these consolidated financial statements, reflects a restatement to reclassify unamortized debt issuance costs of $6.5 million from other long-term assets to long-term debt. For debt issuance costs paid to secure revolving credit facilities, the Company made a policy election to present such costs as a direct deduction from the debt liability on the consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The standard may be adopted either using a full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of this guidance and has not yet determined the transition method to use or the impact of its adoption on the Company’s consolidated financial position, results of operations and cash flows. The Company does not intend to early adopt this standard.

Note 2:	Business Combinations

Acquisitions in fiscal year 2015
During fiscal year 2015, the Company completed the acquisition of five businesses for a total consideration of $77.1 million in cash. The acquired businesses included Vanadis Diagnostics AB (“Vanadis”), which was acquired for total consideration of $35.1 million in cash, as further described in Note 21 below, and other acquisitions for an aggregate consideration of $42.0 million in cash. The Company has a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, which at closing had an estimated fair value of $56.9 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, of which $9.2 million is tax deductible. The Company has reported the operations for all of these acquisitions within the results of the Company’s Human Health and Environmental Health segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology and trade names, acquired as part of this acquisition had weighted average amortization periods of 9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for the acquisitions in fiscal year 2015 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2015 Acquisitions
(Preliminary)
(In thousands)
Fair value of business combination:
Cash payments	$75,285
Contingent consideration	56,878
Working capital and other adjustments	1,832
Less: cash acquired	(3,864)
Total	$130,131
Identifiable assets acquired and liabilities assumed:
Current assets	$2,551
Property, plant and equipment	998
Identifiable intangible assets:
Core technology	15,759
Trade names	200
Licenses	116
Customer relationships	3,073
IPR&D	75,700
Goodwill	51,356
Deferred taxes	(16,772)
Liabilities assumed	(2,850)
Total	$130,131

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for the acquisitions in fiscal year 2014 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Perten	2014 Other Acquisitions
	(In thousands)
Fair value of business combination:
Cash payments	$269,937	$17,898
Working capital and other adjustments	—	(294)
Less: cash acquired	(16,732)	(124)
Total	$253,205	$17,480
Identifiable assets acquired and liabilities assumed:
Current assets	$32,578	$1,935
Property, plant and equipment	1,485	125
Other assets	—	364
Identifiable intangible assets:
Core technology	17,000	1,705
Trade names	8,000	—
Customer relationships	87,000	6,800
IPR&D	—	1,266
Goodwill	160,776	15,518
Deferred taxes	(28,612)	(3,072)
Deferred revenue	—	(589)
Liabilities assumed	(17,422)	(2,285)
Debt assumed	(7,600)	(4,287)
Total	$253,205	$17,480

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

The Company does not consider the acquisitions completed during fiscal years 2015, 2014 and 2013 to be material to its consolidated results of operations; therefore, the Company is not presenting pro forma financial information of operations. During fiscal year 2015, the Company recognized $65.7 million of revenue for Perten. The Company has determined that the presentation of the results of operations for each of the other acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of January 3, 2016, the allocations of purchase prices for acquisitions completed in fiscal years 2014 and 2013 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2015 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. With the Company's adoption of ASU No. 2015-16 during fiscal year 2015, these adjustments will be made in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. The portion of the adjustment which relates to a prior period should either be presented separately on the consolidated statement of operations or disclosed in the notes to the consolidated financial statements. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

During fiscal year 2015, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as part of its acquisitions and adjusted its purchase price allocations. Based on this information, for acquisitions completed during fiscal year 2015, the Company recognized a decrease in deferred taxes of $0.5 million, with a corresponding decrease in goodwill. For the Perten acquisition, the Company recognized increases in intangible assets of $2.0 million and liabilities assumed of $1.2 million, which were offset by a decrease in goodwill of $3.4 million, deferred taxes of $2.8 million, and other current assets of $0.2 million. For other acquisitions completed during fiscal year 2014, the Company recognized a decrease in working capital and other adjustments of $0.5 million with a corresponding decrease in goodwill. In addition, during the third quarter of fiscal year 2015, in connection with updating the provisional purchase accounting for the Perten acquisition, the Company adjusted goodwill and intangible assets which had been preliminarily recorded in U.S. dollars to Swedish Krona. This resulted in a decrease in intangible assets and goodwill of $21.4 million and a corresponding increase in other comprehensive loss through increased foreign currency translation adjustments as a result of the change in the exchange rate between the acquisition date and June 28, 2015. Of the $21.4 million decrease, $8.2 million related to changes in the exchange rate from the acquisition date through December 28, 2014. During fiscal year 2015, there was an immaterial impact on the current period net income as a result of the change to the provisional amounts for items that would have been recognized in previous periods if the adjustments to provisional amounts had been recognized as of the acquisition date.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period. As of January 3, 2016, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $95.4 million. As of January 3, 2016, the Company has recorded contingent consideration obligations of $57.4 million, of which $9.4 million was recorded in accrued expenses and other current liabilities, and $48.0 million was recorded in long-term liabilities. As of December 28, 2014, the Company has recorded contingent consideration obligations of $0.1 million, which was recorded in accrued expenses and other current liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6 years from the respective acquisition dates, and the remaining weighted average expected earnout period at January 3, 2016 was 2 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

In connection with the purchase price allocations for acquisitions, the Company estimates the fair value of deferred revenue assumed with its acquisitions. The estimated fair value of deferred revenue is determined by the legal performance obligation at the date of acquisition, and is generally based on the nature of the activities to be performed and the related costs to be incurred after the acquisition date. The fair value of an assumed liability related to deferred revenue is estimated based on the current market cost of fulfilling the obligation, plus a normal profit margin thereon. The estimated costs to fulfill the deferred revenue are based on the historical direct costs related to providing the services. The Company does not include any costs associated with selling effort, research and development, or the related margins on these costs. In most acquisitions, profit associated with selling effort is excluded because the acquired businesses would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating income approximates, in theory, the amount that the Company would be required to pay a third-party to assume the obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total transaction costs related to acquisition activities for fiscal years 2015, 2014 and 2013 were $0.7 million, $3.1 million and $0.1 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Note 3:	Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 3, 2016 and December 28, 2014.

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

In August 1999, the Company sold the assets of its Technical Service business. The Company recorded pre-tax losses of $0.03 million in fiscal year 2015, $0.2 million in fiscal year 2014 and $2.1 million in fiscal year 2013 for a contingency related to this business. These losses were recognized as a loss on disposition of discontinued operations before income taxes.

During fiscal year 2013, the Company settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax gain of $0.3 million. This gain was recognized as a gain on disposition of discontinued operations before income taxes.

Summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during fiscal year 2014, were as follows during the three fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Revenue	$98	$348	$8,646
Costs and expenses	101	5,307	18,998
Loss from discontinued operations before income taxes	$(3)	$(4,959)	$(10,352)

The Company recorded a tax provision of $0.2 million on discontinued operations and dispositions in fiscal year 2015, a tax benefit of $1.8 million on discontinued operations and dispositions in fiscal year 2014 and a tax benefit of $5.1 million on discontinued operations and dispositions in fiscal year 2013.

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

The Company implemented restructuring plans in the fourth quarter of fiscal year 2015, the second and first quarters of fiscal year 2014, and the first quarter of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan", "Q2 2014 Plan", "Q1 2014 Plan" and "Q1 2013 Plan", respectively). The Company implemented restructuring plans in the second quarter of fiscal year 2015 and the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan" and "Q3 2014 Plan", respectively). The Company implemented restructuring plans in the fourth and third quarters of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of the Company's research and development resources into the Company's newly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opened Center for Innovation (the "Q4 2013 Plan" and "Q3 2013 Plan", respectively). The Company implemented a restructuring plan in the second quarter of fiscal year 2013 consisting of workforce reductions and the closure of excess facility space principally intended to shift certain of the Company's operations into a newly established shared service center, as well as realign operations, research and development resources, and production resources as a result of previous acquisitions (the "Q2 2013 Plan"). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate the Company's businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company's growth strategy (the "Previous Plans").

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2015, 2014 and 2013:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility
	(In thousands, except headcount data)
Q4 2015 Plan	174	$2,230	$9,065	$285	$—	$11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	97	1,850	4,160	—	—	6,010	Q2 FY2016	—

Q3 2014 Plan	152	7,126	5,925	—	—	13,051	Q4 FY2015	—
Q2 2014 Plan	22	545	190	—	—	735	Q2 FY2015	—
Q1 2014 Plan	17	370	197	—	—	567	Q4 FY2014	—

Q4 2013 Plan	73	955	2,953	7,271	—	11,179	Q4 FY2014	Q1 FY2019
Q3 2013 Plan	29	394	—	138	—	532	Q1 FY2014	Q4 FY2013
Q2 2013 Plan(1)	264	9,523	8,609	522	50	18,704	Q4 FY2014	Q3 FY2014
Q1 2013 Plan	62	2,340	245	—	—	2,585	Q3 FY2013	—
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

The Company also has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded additional pre-tax charges of $0.1 million, $1.5 million and $0.7 million in the Environmental Health segment during fiscal years 2015, 2014 and 2013, respectively, as a result of these contract terminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 3, 2016, the Company had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and $5.1 million was recorded in long-term liabilities. At December 28, 2014, the Company had $23.8 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and $6.7 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during fiscal years 2015, 2014 and 2013:

	Balance at December 30, 2012	2013 Charges and Changes in Estimates, Net	2013 Amounts Paid	Balance at December 29, 2013	2014 Charges and Changes in Estimates, Net	2014 Amounts Paid	Balance at December 28, 2014	2015 Charges and Changes in Estimates, Net	2015 Amounts Paid	Balance at January 3, 2016
	(In thousands)
Severance:
Q4 2015 Plan	$—	$—	$—	$—	$—	$—	$—	$11,295	$(925)	$10,370
Q2 2015 Plan(1)	—	—	—	—	—	—	—	5,471	(4,322)	1,149
Q3 2014 Plan(2)	—	—	—	—	13,051	(2,992)	10,059	(3,064)	(5,460)	1,535
Q2 2014 Plan(3)	—	—	—	—	735	(484)	251	(179)	(13)	59
Q1 2014 Plan(4)	—	—	—	—	567	(475)	92	(92)	—	—

Facility:
Q4 2015 Plan	—	—	—	—	—	—	—	285	(26)	259

Previous Plans including 2013 plans(5)	27,151	33,196	(25,112)	35,235	(2,508)	(19,603)	13,124	(209)	(4,222)	8,693
Restructuring	27,151	33,196	(25,112)	35,235	11,845	(23,554)	23,526	13,507	(14,968)	22,065
Contract Termination	596	696	(992)	300	1,545	(1,541)	304	83	(255)	132
Total Restructuring and Contract Termination	$27,747	$33,892	$(26,104)	$35,535	$13,390	$(25,095)	$23,830	$13,590	$(15,223)	$22,197
____________________________

(1)
During fiscal year 2015, the Company recognized pre-tax restructuring reversals of $0.2 million in the Human Health segment and $0.3 million in the Environmental Health segment related to lower than expected costs associated with workforce reductions for the Q2 2015 Plan.

(2)
During fiscal year 2015, the Company recognized pre-tax restructuring reversals of $1.2 million in the Human Health segment and $1.9 million in the Environmental Health segment related to lower than expected costs associated with workforce reductions for the Q3 2014 Plan.

(3)
During fiscal year 2015, the Company recognized pre-tax restructuring reversals of $0.1 million in each of the Human Health and Environmental Health segments related to lower than expected costs associated with workforce reductions for the Q2 2014 Plan.

(4)
During fiscal year 2015, the Company recognized a pre-tax restructuring reversal of $0.1 million in the Human Health segment related to lower than expected costs associated with workforce reductions for the Q1 2014 Plan.

(5)
During fiscal year 2015, the Company recognized a pre-tax restructuring charge of $1.4 million in the Human Health segment primarily related to higher than expected costs associated with the closure of the excess facility space, which was offset by a pre-tax restructuring reversal of $1.6 million in the Environmental Health segment primarily related to lower than expected costs associated with workforce reductions for the previous restructuring plans. During fiscal year 2014, the Company recognized pre-tax restructuring reversals of $0.8 million in the Human Health segment and $1.7 million in the Environmental Health segment primarily related to lower than expected costs associated with workforce reductions, which was partially offset by higher than expected costs associated with the closure of the excess facility space for the previous restructuring plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other Expense, Net

Interest and other expense, net, consisted of the following for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Interest income	$(673)	$(667)	$(650)
Interest expense	37,997	36,270	49,924
Other expense, net	4,795	5,536	14,836
Total interest and other expense, net	$42,119	$41,139	$64,110

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

Foreign currency transaction losses were $25.5 million, $5.5 million and $4.7 million in fiscal years 2015, 2014 and 2013, respectively. Net gains from forward currency hedge contracts were $20.8 million, $0.2 million and $1.4 million in fiscal years 2015, 2014 and 2013, respectively. These amounts were included in other expense, net.

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Unrecognized tax benefits, beginning of year	$32,342	$39,410	$58,110
Gross increases—tax positions in prior periods	325	—	325
Gross decreases—tax positions in prior periods	(2,305)	(1,809)	(10,539)
Gross increases—current-period tax positions	—	239	2,222
Settlements	(441)	(1,400)	(3,643)
Lapse of statute of limitations	(1,077)	(4,129)	(6,495)
Foreign currency translation adjustments	(701)	31	(570)
Unrecognized tax benefits, end of year	$28,143	$32,342	$39,410

The Company classifies interest and penalties as a component of income tax expense. At January 3, 2016, the Company had accrued interest and penalties of $2.1 million and $0.1 million, respectively. At December 28, 2014, the Company had accrued interest and penalties of $3.4 million and $0.2 million, respectively. During fiscal year 2015, the Company recognized a net benefit of $1.5 million for interest and a benefit of $0.1 million for penalties in its total tax provision primarily due to settlements and statutes of limitations that had lapsed. During fiscal year 2014, the Company recognized a net benefit of $0.7 million for interest and a benefit of $0.2 million for penalties in its total tax provision primarily due to settlements and statutes of limitations that had lapsed. During fiscal year 2013, the Company recognized a benefit of $3.9 million for interest and a benefit of $3.7 million for penalties in its total tax provision due to settlements and statutes of limitations that had lapsed. At January 3, 2016, the Company had gross tax effected unrecognized tax benefits of $28.1 million, of which $24.3 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that it is reasonably possible that approximately $5.7 million of its uncertain tax positions at January 3, 2016, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2009 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

During fiscal years 2015, 2014 and 2013, the Company recorded net discrete income tax benefits of $7.2 million, $7.0 million and $24.0 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters.

The components of income (loss) from continuing operations before income taxes were as follows for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
U.S.	$3,160	$(37,758)	$(71,901)
Non-U.S.	240,855	207,361	235,585
Total	$244,015	$169,603	$163,684

On a U.S. income tax basis, the Company has reported significant taxable income over the three year period ended January 3, 2016. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current Expense (Benefit)	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended January 3, 2016
Federal	$(5,532)	$(1,799)	$(7,331)
State	3,112	(2,492)	620
Non-U.S.	40,318	(2,280)	38,038
Total	$37,898	$(6,571)	$31,327
Fiscal year ended December 28, 2014
Federal	$(262)	$(19,169)	$(19,431)
State	2,416	(3,842)	(1,426)
Non-U.S.	39,634	(10,340)	29,294
Total	$41,788	$(33,351)	$8,437
Fiscal year ended December 29, 2013
Federal	$2,331	$(29,961)	$(27,630)
State	1,968	(2,147)	(179)
Non-U.S.	15,025	2,201	17,226
Total	$19,324	$(29,907)	$(10,583)

The total provision for (benefit from) income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Continuing operations	$31,327	$8,437	$(10,583)
Discontinued operations	232	(1,831)	(5,107)
Total	$31,559	$6,606	$(15,690)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Tax at statutory rate	$85,405	$59,361	$57,289
Non-U.S. rate differential, net	(51,814)	(36,616)	(36,377)
U.S. taxation of multinational operations	1,732	2,367	3,658
State income taxes, net	649	1,970	(1,762)
Prior year tax matters	(7,202)	(7,009)	(23,534)
Federal tax credits	(2,295)	(3,399)	(5,452)
Change in valuation allowance	2,593	(7,679)	(4,675)
Other, net	2,259	(558)	270
Total	$31,327	$8,437	$(10,583)

The Company’s provision for (benefit from) income taxes for fiscal years 2015, 2014 and 2013 included $8.3 million, $7.1 million and $7.4 million, respectively, of benefits derived from tax holidays in China and Singapore. The tax holidays in China and Singapore are scheduled to expire in fiscal years 2017 and 2018, respectively.

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 3, 2016 and December 28, 2014 were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
Deferred tax assets:
Inventory	$9,887	$9,041
Reserves and accruals	29,137	30,641
Accrued compensation	23,620	22,915
Net operating loss and credit carryforwards	100,336	106,020
Accrued pension	34,736	44,342
Restructuring reserve	6,362	7,522
Deferred revenue	40,065	46,413
All other, net	—	824
Total deferred tax assets	244,143	267,718
Deferred tax liabilities:
Postretirement health benefits	(4,202)	(4,472)
Depreciation and amortization	(140,091)	(176,043)
Total deferred tax liabilities	(144,293)	(180,515)
Valuation allowance	(67,400)	(55,460)
Net deferred tax assets	$32,450	$31,743

At January 3, 2016, for income tax return purposes the Company had U.S. federal net operating loss carryforwards of $36.3 million, state net operating loss carryforwards of $226.4 million, foreign net operating loss carryforwards of $199.5 million, state tax credit carryforwards of $10.7 million, general business tax credit carryforwards of $32.1 million, and foreign tax credit carryforwards of $13.0 million. These are subject to expiration in years ranging from 2016 to 2034, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards.

U.S. federal tax credits of $15.0 million created by excess tax benefits from the exercise of stock options or the vesting of RSUs are not recorded as deferred income tax assets. To the extent such tax attributes are utilized, the benefit realized will increase stockholders’ equity. At January 3, 2016, excess tax benefits from the exercise of stock options of $2.4 million was recognized in stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The increase in the valuation allowance in fiscal year 2015 is primarily due to an increase in tax attributes that the Company does not expect to realize for two of its non-U.S. subsidiaries.

During fiscal year 2015, the Company adopted ASU No. 2015-17 and has presented all deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet at January 3, 2016. The financial position for the period ending December 28, 2014 has not been retrospectively adjusted. Current deferred tax assets of $62.0 million were included in other current assets at December 28, 2014.

The components of net deferred tax assets (liabilities) as of January 3, 2016 and December 28, 2014 were as follows:

	January 3, 2016	December 28, 2014
	(In thousands)
U.S.	$54,411	$44,073
Non-U.S.	(21,961)	(12,330)
Total	$32,450	$31,743

Taxes have not been provided on unremitted earnings of international subsidiaries that the Company considers indefinitely reinvested because the Company plans to keep these amounts indefinitely reinvested overseas except for instances where the Company can remit such earnings to the U.S. without an associated net tax cost. The Company's indefinite reinvestment determination is based on the future operational and capital requirements of its U.S. and non-U.S. operations. As of January 3, 2016, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $859.0 million. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

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

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Number of common shares—basic	112,507	112,593	112,254
Effect of dilutive securities:
Stock options	621	922	982
Restricted stock awards	187	224	267
Number of common shares—diluted	113,315	113,739	113,503
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	607	475	485

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $29.9 million and $32.9 million as of January 3, 2016 and December 28, 2014, respectively.

Note 9:	Inventories

Inventories as of January 3, 2016 and December 28, 2014 consisted of the following:

	January 3, 2016	December 28, 2014
	(In thousands)
Raw materials	$98,984	$96,169
Work in progress	17,858	18,783
Finished goods	171,186	170,505
Total inventories	$288,028	$285,457

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of January 3, 2016 and December 28, 2014, consisted of the following:

	January 3, 2016	December 28, 2014
	(In thousands)
Land	$802	$906
Building and leasehold improvements	177,587	175,040
Machinery and equipment	316,567	316,868
Total property, plant and equipment	494,956	492,814
Accumulated depreciation	(327,927)	(316,620)
Total property, plant and equipment, net	$167,029	$176,194

Depreciation expense on property, plant and equipment for the fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $33.4 million, $33.3 million and $37.6 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of January 3, 2016 and December 28, 2014 consisted of the following:

	January 3, 2016	December 28, 2014
	(In thousands)
Marketable securities	$1,586	$1,568

Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive (loss) income in stockholders’ equity, was a $0.3 million loss in fiscal year 2015 and a $0.01 million gain in fiscal year 2014. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of January 3, 2016 and December 28, 2014 consisted of the following:

	Market	Gross Unrealized Holding
	Value	Cost	Gains	(Losses)
		(In thousands)
January 3, 2016
Equity securities	$908	$1,299	$—	$(391)
Fixed-income securities	57	57	—	—
Other	621	822	—	(201)
	$1,586	$2,178	$—	$(592)
December 28, 2014
Equity securities	$1,002	$1,110	$7	$(115)
Fixed-income securities	88	88	—	—
Other	478	541	—	(63)
	$1,568	$1,739	$7	$(178)

Note 12:	Goodwill and Intangible Assets, Net

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 1, 2015, its annual impairment date for fiscal year 2015. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20.0% for each reporting unit, with the exception of the Perten reporting unit in which its fair value approximated carrying value, as expected based on the recent acquisition date. The long-term terminal growth rate for the Company’s reporting units was 3.0% for the fiscal year 2015 impairment analysis. The range for the discount rates for the reporting units was 9.5% to 12.5%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

As discussed in Note 23, the Company realigned its organization at the beginning of fiscal year 2015, which resulted in a change in the composition of the Company's reportable segments. OneSource, the Company's multivendor laboratory service business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. As a result of the realignment, the Company reallocated goodwill from the Environmental Health segment to the Human Health segment based on the relative fair value, determined using the income approach, of the OneSource laboratory service business within the historical Environmental Health segment. The realignment resulted in $41.2 million of goodwill being reallocated from the Environmental Health segment to the Human Health segment, as of December 28, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The changes in the carrying amount of goodwill for fiscal years 2015 and 2014 are as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at December 29, 2013	$1,689,492	$453,628	$2,143,120
Foreign currency translation	(29,145)	(8,741)	(37,886)
Acquisitions, earnouts and other	2,408	176,435	178,843
Balance at December 28, 2014	1,662,755	621,322	2,284,077
Foreign currency translation	(28,368)	(27,066)	(55,434)
Acquisitions, earnouts and other	38,104	9,402	47,506
Balance at January 3, 2016	$1,672,491	$603,658	$2,276,149

Identifiable intangible asset balances at January 3, 2016 by category and by business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$37,111	$2,800	$39,911
Less: Accumulated amortization	(27,466)	(2,322)	(29,788)
Net patents	9,645	478	10,123
Trade names and trademarks	32,887	7,362	40,249
Less: Accumulated amortization	(19,810)	(876)	(20,686)
Net trade names and trademarks	13,077	6,486	19,563
Licenses	58,969	—	58,969
Less: Accumulated amortization	(45,286)	—	(45,286)
Net licenses	13,683	—	13,683
Core technology	181,807	125,435	307,242
Less: Accumulated amortization	(121,262)	(90,567)	(211,829)
Net core technology	60,545	34,868	95,413
Customer relationships	298,978	92,588	391,566
Less: Accumulated amortization	(177,730)	(13,925)	(191,655)
Net customer relationships	121,248	78,663	199,911
IPR&D	80,748	4,931	85,679
Less: Accumulated amortization	(1,378)	(2,767)	(4,145)
Net IPR&D	79,370	2,164	81,534
Net amortizable intangible assets	297,568	122,659	420,227
Non-amortizable intangible assets:
Trade name	—	70,584	70,584
Total	$297,568	$193,243	$490,811

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 28, 2014 by category and business segment were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Patents	$37,153	$2,800	$39,953
Less: Accumulated amortization	(25,018)	(2,182)	(27,200)
Net patents	12,135	618	12,753
Trade names and trademarks	33,069	7,000	40,069
Less: Accumulated amortization	(16,878)	(58)	(16,936)
Net trade names and trademarks	16,191	6,942	23,133
Licenses	59,631	—	59,631
Less: Accumulated amortization	(41,792)	—	(41,792)
Net licenses	17,839	—	17,839
Core technology	171,163	127,328	298,491
Less: Accumulated amortization	(100,050)	(84,647)	(184,697)
Net core technology	71,113	42,681	113,794
Customer relationships	301,371	100,814	402,185
Less: Accumulated amortization	(149,917)	(7,077)	(156,994)
Net customer relationships	151,454	93,737	245,191
IPR&D	5,079	5,024	10,103
Less: Accumulated amortization	(998)	(2,134)	(3,132)
Net IPR&D	4,081	2,890	6,971
Net amortizable intangible assets	272,813	146,868	419,681
Non-amortizable intangible assets:
Trade name	—	70,584	70,584
Total	$272,813	$217,452	$490,265

Total amortization expense related to definite-lived intangible assets was $78.6 million in fiscal year 2015, $83.4 million in fiscal year 2014 and $89.3 million in fiscal year 2013. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $71.8 million in fiscal year 2016, $62.5 million in fiscal year 2017, $60.7 million in fiscal year 2018, $48.7 million in fiscal year 2019, and $40.1 million in fiscal year 2020.

The Company entered into a strategic agreement in fiscal year 2012 under which it acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, the Company paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. During fiscal year 2013, the Company extended the existing agreement for an additional year. In addition, the Company entered into a new agreement to expand the distribution rights to the clinical and other related markets and acquired additional intangible assets. During fiscal year 2013, the Company paid $7.0 million for net intangible assets and $40.3 million for prepaid royalties. During fiscal year 2015, the Company paid $9.8 million for additional prepaid royalties. The prepaid royalties have been recorded primarily as other long-term assets. The Company expects to pay $10.0 million of additional prepaid royalties within the next twelve months. The Company expenses royalties as revenue is recognized. These intangible assets are being amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company's Human Health segment from the execution date.

Note 13:	Debt

Senior Unsecured Revolving Credit Facility. On January 8, 2014, the Company refinanced its debt held under a previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility. The Company's senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of January 3, 2016, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of January 3, 2016, the Company had $206.5 million available for additional borrowing under the facility. The Company uses the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At January 3, 2016, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of January 3, 2016 was 108 basis points. The weighted average Eurocurrency interest rate as of January 3, 2016 was 0.36%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.44%. As of January 3, 2016, the senior unsecured revolving credit facility had an aggregated carrying value of $479.6 million, which was net of $2.4 million unamortized debt issuance costs. As of December 28, 2014, the senior unsecured revolving credit facility had an aggregate carrying value of $512.8 million, which was net of $3.2 million unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default similar to those contained in the credit agreement for the Company's previous facility. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade.

5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. As of December 28, 2014, the 2021 Notes had an aggregate carrying value of $494.4 million, net of $2.3 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.

Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At January 3, 2016, the Company had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. At December 28, 2014, the Company had $39.3 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $38.2 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s indebtedness as of January 3, 2016:

	Sr. Unsecured Revolving Credit Facility Maturing 2019	5.0% Sr. Notes Maturing 2021	Financing Lease Obligations	Total
	(In thousands)
2016	$—	$—	$1,123	$1,123
2017	—	—	1,169	1,169
2018	—	—	1,367	1,367
2019	482,000	—	1,532	483,532
2020	—	—	1,597	1,597
2021 and thereafter	—	500,000	31,409	531,409
Total before unamortized discount	482,000	500,000	38,197	1,020,197
Unamortized discount and debt issuance costs	(2,384)	(4,928)	—	(7,312)
Total	$479,616	$495,072	$38,197	$1,012,885

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of January 3, 2016 and December 28, 2014 consisted of the following:

	January 3, 2016	December 28, 2014
	(In thousands)
Payroll and incentives	$62,813	$61,018
Employee benefits	33,446	40,318
Deferred revenue	163,167	168,928
Federal, non-U.S. and state income taxes	2,882	9,801
Other accrued operating expenses	126,138	122,956
Total accrued expenses and other current liabilities	$388,446	$403,021

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $12.8 million in fiscal year 2015, $12.2 million in fiscal year 2014 and $12.8 million in fiscal year 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost (credit) for U.S. and non-U.S. plans included the following components for fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Service cost	$4,332	$4,070	$3,664
Interest cost	20,696	23,475	21,334
Expected return on plan assets	(26,021)	(25,007)	(25,106)
Curtailment gain	(907)	—	—
Actuarial loss (gain)	12,953	71,700	(16,464)
Amortization of prior service cost	(238)	(281)	(267)
Net periodic pension cost (credit)	$10,815	$73,957	$(16,839)

During fiscal year 2014, the Company notified certain employees of its intention to terminate their employment as part of the Q3 2014 restructuring plan. During fiscal year 2015, the termination of these participants decreased the expected future service lives in excess of the curtailment limit for one of the Company's pension plans, which resulted in a curtailment gain. The Company recorded the curtailment gain of $0.8 million during fiscal year 2015. As part of the curtailment, the Company remeasured the assets and liabilities of the plan that had the curtailment based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which resulted in an actuarial loss of $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 3, 2016 and December 28, 2014.

	January 3, 2016		December 28, 2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$267,862	$301,416	$291,640	$327,632
Change in benefit obligations:
Projected benefit obligations at beginning of year	$303,809	$327,632	$288,216	$279,299
Service cost	2,532	1,800	2,670	1,400
Interest cost	7,695	13,001	10,575	12,900
Benefits paid and plan expenses	(11,100)	(24,127)	(12,280)	(19,282)
Participants’ contributions	343	—	394	—
Plan curtailments	(759)	—	—	—
Plan settlements	(1,401)	—	—	—
Actuarial loss (gain)	131	(16,890)	42,095	53,315
Effect of exchange rate changes	(24,290)	—	(27,861)	—
Projected benefit obligations at end of year	$276,960	$301,416	$303,809	$327,632
Change in plan assets:
Fair value of plan assets at beginning of year	$156,767	$256,254	$143,704	$249,756
Actual return on plan assets	3,745	(7,434)	22,939	25,780
Benefits paid and plan expenses	(11,100)	(24,127)	(12,280)	(19,282)
Employer’s contributions	10,908	20,000	11,195	—
Participants’ contributions	343	—	394	—
Plan settlements	(1,401)	—	—	—
Effect of exchange rate changes	(8,368)	—	(9,185)	—
Fair value of plan assets at end of year	150,894	244,693	156,767	256,254
Net liabilities recognized in the consolidated balance sheets	$(126,066)	$(56,723)	$(147,042)	$(71,378)
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$12,135	$—	$9,825	$—
Current liabilities	(6,261)	—	(6,786)	—
Noncurrent liabilities	(131,940)	(56,723)	(150,081)	(71,378)
Net liabilities recognized in the consolidated balance sheets	$(126,066)	$(56,723)	$(147,042)	$(71,378)
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(932)	$—	$(1,371)	$—
Net amounts recognized in accumulated other comprehensive income	$(932)	$—	$(1,371)	$—
Actuarial assumptions as of the year-end measurement date:
Discount rate	2.88%	4.25%	2.75%	4.08%
Rate of compensation increase	3.26%	None	3.07%	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	January 3, 2016		December 28, 2014		December 29, 2013
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	2.75%	4.08%	3.77%	4.77%	3.62%	3.92%
Rate of compensation increase	3.28%	None	3.23%	None	2.88%	None
Expected rate of return on assets	4.60%	7.25%	5.30%	7.25%	5.50%	7.50%

The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	January 3, 2016	December 28, 2014
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$138,201	$156,867
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$134,858	$153,239
Fair value of plan assets	—	—

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of January 3, 2016 and December 28, 2014, and target asset allocations for fiscal year 2016 are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 1, 2017		January 3, 2016		December 28, 2014
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	45-55%	40-50%	49%	42%	49%	39%
Debt securities	45-55%	50-60%	50%	58%	50%	61%
Other	0-5%	0-5%	1%	—%	1%	—%
Total	100%	100%	100%	100%	100%	100%

The Company maintains target allocation percentages among various asset classes based on investment policies established for the pension plans which are designed to maximize the total rate of return (income and appreciation) after inflation within the limits of prudent risk taking, while providing for adequate near-term liquidity for benefit payments.

The Company’s expected rate of return on assets assumptions are derived from management’s estimates, as well as other information compiled by management, including studies that utilize customary procedures and techniques. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plans to determine the average rate of earnings expected on the funds invested to provide for the pension plans benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

The Company's discount rate assumptions are derived from a range of factors, including a yield curve for certain plans, composed of the rates of return on high-quality fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations, and a bond matching approach for certain plans.

For the plans in the United States, as of December 28, 2014 the Company adopted a new mortality base table, RP-2014, with projection scale, MP-2014, that was published by the Society of Actuaries in 2014. The adoption of the new mortality base table resulted in a $32.1 million increase to the projected benefit obligation as of December 28, 2014. During fiscal year 2015, the Society of Actuaries issued an updated mortality improvement scale that reflects smaller improvements in longevity than predicted by its MP-2014 scale. The Company adopted the updated projection scale, MP-2015, as of January 3, 2016. The adoption of the updated projection scale resulted in a $6.8 million decrease to the projected benefit obligation at January 3, 2016. The changes to the projected benefit obligations due to the adoption of the mortality base table and projection scale are included within "Actuarial loss (gain)" in the Change in Benefit Obligations for fiscal years 2015 and 2014 above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of the Company’s pension plan assets as of January 3, 2016 and December 28, 2014 by asset category, classified in the three levels of inputs described in Note 21 to the consolidated financial statements are as follows:

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$2,890	$2,890	$—	$—
Equity Securities:
U.S. large-cap	30,357	30,357	—	—
International large-cap value	26,686	26,686	—	—
Emerging markets growth	10,600	10,600	—	—
Equity index funds	74,974	—	74,974	—
Domestic real estate funds	2,735	2,735	—	—
Commodity funds	8,128	8,128	—	—
Fixed income securities:
Non-U.S. Treasury Securities	21,531	—	21,531	—
Corporate and U.S. debt instruments	137,117	28,746	108,371	—
Corporate bonds	23,871	—	23,871	—
High yield bond funds	3,324	3,324	—	—
Other types of investments:
Multi-strategy hedge funds	23,415	—	—	23,415
Venture capital funds	1	—	—	1
Non-U.S. government index linked bonds	29,958	—	29,958	—
Total assets measured at fair value	$395,587	$113,466	$258,705	$23,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$4,971	$4,971	$—	$—
Equity Securities:
U.S. large-cap	28,602	28,602	—	—
International large-cap value	25,202	25,202	—	—
Emerging markets growth	13,010	13,010	—	—
Equity index funds	77,432	—	77,432	—
Domestic real estate funds	2,860	2,860	—	—
Commodity funds	7,423	7,423	—	—
Fixed income securities:
Non-U.S. Treasury Securities	22,025	—	22,025	—
Corporate and U.S. debt instruments	147,834	53,813	94,021	—
Corporate bonds	25,164	—	25,164	—
High yield bond funds	3,614	3,614	—	—
Other types of investments:
Multi-strategy hedge funds	23,332	—	—	23,332
Venture capital funds	1	—	—	1
Non-U.S. government index linked bonds	31,551	—	31,551	—
Total assets measured at fair value	$413,021	$139,495	$250,193	$23,333

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at January 3, 2016 compared to December 28, 2014. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

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

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2015, 2014 and 2013 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 30, 2012	$162	$7	$20,262	$20,431
Realized losses	7	—	—	7
Unrealized (losses) gains	(19)	1	2,427	2,409
Issuances, sales and settlements	(150)	—	—	(150)
Balance at December 29, 2013	—	8	22,689	22,697
Unrealized (losses) gains	—	(7)	643	636
Balance at December 28, 2014	—	1	23,332	23,333
Unrealized gains	—	—	83	83
Balance at January 3, 2016	$—	$1	$23,415	$23,416

With respect to plans outside of the United States, the Company expects to contribute $9.3 million in the aggregate during fiscal year 2016. During fiscal year 2015, the Company contributed $14.9 million, in the aggregate, to pension plans outside of the United States and $20.0 million to its defined benefit pension plan in the United States. During fiscal year 2014, the Company made contributions of $11.2 million, in the aggregate, to plans outside of the United States. During fiscal year 2013, the Company made contributions of $37.0 million for the 2012 plan year to its defined benefit pension plan in the United States. During fiscal year 2013, the Company contributed $20.2 million, in the aggregate, to plans outside of the United States, which includes an additional contribution of $10.0 million to its defined benefit pension plan in the United Kingdom.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2016	$10,490	$17,950
2017	11,051	18,018
2018	11,466	18,289
2019	11,855	18,469
2020	12,473	18,683
2021-2025	67,253	95,733

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 3, 2016 and December 28, 2014, the projected benefit obligations were $21.5 million and $24.5 million, respectively. Assets with a fair value of $0.6 million and $0.5 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of January 3, 2016 and December 28, 2014, respectively. Pension income and expenses for this plan netted to income of $1.6 million in fiscal year 2015, expense of $4.8 million in fiscal year 2014 and income of $0.4 million in fiscal year 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net periodic postretirement medical benefit cost (credit) included the following components for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Service cost	$108	$95	$106
Interest cost	143	155	135
Expected return on plan assets	(1,062)	(964)	(965)
Actuarial loss (gain)	971	(384)	(182)
Net periodic postretirement medical benefit cost (credit)	$160	$(1,098)	$(906)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of January 3, 2016 and December 28, 2014.

	January 3, 2016	December 28, 2014
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$1,033	$1,159
Active employees eligible to retire	424	388
Other active employees	2,119	1,795
Accumulated benefit obligations at beginning of year	3,576	3,342
Service cost	108	95
Interest cost	143	155
Benefits paid	(158)	(157)
Actuarial (gain) loss	(308)	141
Change in accumulated benefit obligations during the year	(215)	234
Retirees	907	1,033
Active employees eligible to retire	423	424
Other active employees	2,031	2,119
Accumulated benefit obligations at end of year	3,361	3,576
Change in plan assets:
Fair value of plan assets at beginning of year	14,728	13,396
Actual return on plan assets	(375)	1,332
Fair value of plan assets at end of year	14,353	14,728
Net assets recognized in the consolidated balance sheets	$10,992	$11,152
Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$10,992	$11,152
Net assets recognized in the consolidated balance sheets	$10,992	$11,152
Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—
Net amounts recognized in accumulated other comprehensive income	$—	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	4.34%	4.10%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net cost during the year are as follows:

	January 3, 2016	December 28, 2014	December 29, 2013
Discount rate	4.10%	4.77%	3.86%
Expected rate of return on assets	7.25%	7.25%	7.50%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The fair values of the Company’s plan assets at January 3, 2016 and December 28, 2014 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$133	$133	$—	$—
Equity Securities:
U.S. large-cap	1,781	1,781	—	—
International large-cap value	1,566	1,566	—	—
Emerging markets growth	622	622	—	—
Domestic real estate funds	160	160	—	—
Commodity funds	477	477	—	—
Fixed income securities:
Corporate debt instruments	8,045	1,687	6,358	—
High yield bond funds	195	195	—	—
Other types of investments:
Multi-strategy hedge funds	1,374	—	—	1,374
Total assets measured at fair value	$14,353	$6,621	$6,358	$1,374

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$248	$248	$—	$—
Equity Securities:
U.S. large-cap	1,644	1,644	—	—
International large-cap value	1,449	1,449	—	—
Emerging markets growth	748	748	—	—
Domestic real estate funds	164	164	—	—
Commodity funds	427	427	—	—
Fixed income securities:
Corporate debt instruments	8,499	3,094	5,405	—
High yield bond funds	208	208	—	—
Other types of investments:
Multi-strategy hedge funds	1,341	—	—	1,341
Total assets measured at fair value	$14,728	$7,982	$5,405	$1,341

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2015, 2014 and 2013 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Common Collective Trusts/Private Funds	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 30, 2012	$9	$1	$1,184	$1,194
Unrealized (losses) gains	(1)	(1)	33	31
Issuances, sales and settlements	(8)	—	—	(8)
Balance at December 29, 2013	—	—	1,217	1,217
Unrealized gains	—	—	124	124
Balance at December 28, 2014	—	—	1,341	1,341
Unrealized gains	—	—	33	33
Balance at January 3, 2016	$—	$—	$1,374	$1,374

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2016	$162
2017	171
2018	179
2019	189
2020	197
2021-2025	1,154

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections, with the exception of Company 401(k) excess contributions for eligible participants, for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions by the Company. The obligations related to the deferred compensation plan totaled $1.2 million and $1.0 million at January 3, 2016 and December 28, 2014, respectively.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $11.8 million and $12.3 million as of January 3, 2016 and December 28, 2014, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. During fiscal year 2014, the Company recorded a benefit of $2.3 million for cost reimbursements related to a particular site for monitoring and mitigation activities. During fiscal year 2013, the Company accrued an additional $5.7 million related to a particular site for increased monitoring and mitigation activities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 3, 2016 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

A summary of warranty reserve activity for the fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013 is as follows:

(In thousands)
Balance at December 30, 2012	$11,003
Provision charged to income	17,291
Payments	(17,116)
Adjustments to previously provided warranties, net	(693)
Foreign currency translation and acquisitions	49
Balance at December 29, 2013	10,534
Provision charged to income	17,447
Payments	(16,750)
Adjustments to previously provided warranties, net	73
Foreign currency translation and acquisitions	(521)
Balance at December 28, 2014	10,783
Provision charged to income	16,904
Payments	(16,204)
Adjustments to previously provided warranties, net	(60)
Foreign currency translation and acquisitions	(501)
Balance at January 3, 2016	$10,922

Note 18:	Stock Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2015, 2014 and 2013:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Cost of product and service revenue	$1,339	$1,456	$1,304
Research and development expenses	600	546	853
Selling, general and administrative expenses	15,780	12,462	11,896
Total stock-based compensation expense	$17,719	$14,464	$14,053

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $5.8 million in fiscal year 2015, $5.4 million in fiscal year 2014 and $4.4 million in fiscal year 2013. Stock-based compensation costs capitalized as part of inventory were $0.2 million and $0.3 million as of January 3, 2016 and December 28, 2014, respectively. The excess tax benefit recognized from stock compensation, classified as a financing cash activity, was $2.4 million in fiscal year 2015, and zero in both fiscal years 2014 and 2013.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical and implied volatility of the Company’s stock. The average expected life was based on the contractual term of the option and historic exercise experience. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
Risk-free interest rate	1.3%	1.5%	0.9%
Expected dividend yield	0.6%	0.7%	0.8%
Expected lives	5 years	5 years	5 years
Expected stock volatility	26.5%	30.9%	38.5%

The following table summarizes stock option activity for the three fiscal years ended January 3, 2016:

	January 3, 2016		December 28, 2014		December 29, 2013
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	2,828	$26.11	3,494	$23.34	4,266	$21.64
Granted	502	46.36	520	43.12	518	33.62
Exercised	(849)	17.56	(1,024)	23.89	(947)	21.45
Canceled	(4)	20.20	(4)	20.97	(8)	22.88
Forfeited	(105)	33.90	(158)	35.33	(335)	23.04
Outstanding at end of year	2,372	$33.12	2,828	$26.11	3,494	$23.34
Exercisable at end of year	1,500	$27.01	1,900	$21.13	2,392	$20.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value for stock options outstanding at January 3, 2016 was $42.7 million with a weighted-average remaining contractual term of 3.6 years. The aggregate intrinsic value for stock options exercisable at January 3, 2016 was $36.2 million with a weighted-average remaining contractual term of 2.5 years. At January 3, 2016, there were 2.3 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $42.1 million and a weighted-average remaining contractual term of 3.6 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2015, 2014 and 2013 was $11.02, $11.86, and $10.82, respectively. The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $25.9 million, $22.0 million, and $13.8 million, respectively. Cash received from option exercises for fiscal years 2015, 2014 and 2013 was $14.9 million, $24.5 million, and $20.3 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $4.2 million in fiscal year 2015, $5.0 million in fiscal year 2014 and $4.4 million in fiscal year 2013.

There was $5.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of January 3, 2016. This cost is expected to be recognized over a weighted-average period of 1.8 years, and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units to certain employees and non-employee directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally three years. These awards were granted under the Company’s 2009 Plan. Recipients of the restricted stock have the right to vote such shares and receive dividends.

The following table summarizes restricted stock award activity for the three fiscal years ended January 3, 2016:

	January 3, 2016		December 28, 2014		December 29, 2013
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	558	$35.51	649	$29.24	781	$24.71
Granted	245	46.86	261	42.61	289	33.87
Vested	(249)	31.11	(258)	27.64	(346)	22.98
Forfeited	(52)	40.71	(94)	33.58	(75)	28.76
Nonvested at end of year	502	$42.61	558	$35.51	649	$29.24

The fair value of restricted stock awards vested during fiscal years 2015, 2014 and 2013 was $7.8 million, $7.1 million, and $8.0 million, respectively. The total compensation expense recognized related to the restricted stock awards was $8.7 million in fiscal year 2015, $7.1 million in fiscal year 2014 and $7.5 million in fiscal year 2013.

As of January 3, 2016, there was $10.8 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 66,509 performance units, 79,463 performance units, and 98,056 performance units during fiscal years 2015, 2014 and 2013, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2015, 2014 and 2013 was $46.83, $42.84, and $34.06, respectively. During fiscal years 2015, 2014 and 2013, 8,860, 35,954 and 28,515 performance units were forfeited, respectively. The total compensation expense related to performance units was $4.0 million, $1.6 million, and $1.4 million for fiscal years 2015, 2014 and 2013, respectively. As of January 3, 2016, there were 201,415 performance units outstanding subject to forfeiture, with a corresponding liability of $5.9 million recorded in accrued expenses and long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Awards:    The Company’s stock award program provides non-employee directors an annual equity award. For fiscal years 2015, 2014 and 2013 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee directors who serve for only a portion of the year. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2015, 2014 and 2013, each non-employee director was awarded 1,953 shares, 2,373 shares, and 3,263 shares, respectively. The Company also granted 544 shares to a new non-employee director during fiscal year 2015. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2015, 2014 and 2013 was $51.01, $42.14, and $30.65, respectively. In each of fiscal years 2015, 2014 and 2013, the total compensation expense recognized related to these stock awards was $0.7 million.

Employee Stock Purchase Plan:

In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2015, the Company issued 78,294 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $47.08 per share. During fiscal year 2014, the Company issued 60,870 shares under this plan at a weighted-average price of $41.71 per share. During fiscal year 2013, the Company issued 89,521 shares under this plan at a weighted-average price of $30.51 per share. At January 3, 2016 there remains available for sale to employees an aggregate of 1.0 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 19:	Stockholders’ Equity

Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Unrealized and Realized (Losses) Gains on Derivatives, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 30, 2012	$67,527	$2,087	$(129)	$(2,892)	$66,593
Current year change	8,756	(658)	8	2,892	10,998
Balance, December 29, 2013	76,283	1,429	(121)	—	77,591
Current year change	(52,951)	146	14	—	(52,791)
Balance, December 28, 2014	23,332	1,575	(107)	—	24,800
Current year change	(70,178)	(316)	(262)	—	(70,756)
Balance, January 3, 2016	$(46,846)	$1,259	$(369)	$—	$(45,956)

During fiscal year 2013, pre-tax losses of $4.8 million were reclassified from accumulated other comprehensive income into interest and other expense, net, related to previously settled cash flow hedges, which includes $2.8 million for the remaining unamortized derivative losses that were reclassified when the Company redeemed all of its 2015 Notes. The Company recognized a tax provision of $1.9 million related to these amounts reclassified out of accumulated other comprehensive income for fiscal year 2013. During fiscal years 2015, 2014 and 2013, pre-tax income of $0.3 million, pre-tax expense of $0.1 million, and pre-tax income of $0.7 million, respectively, were reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic benefit cost.

Stock Repurchase Program:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by the Board, and may be suspended or discontinued at any time. On October 24, 2012, the Board authorized the Company to repurchase up to 6.0 million shares of common stock under a stock repurchase program (the "Former Repurchase Program"). The Former Repurchase Program expired on October 24, 2014. During fiscal year 2015, the Company repurchased 1.5 million shares of common stock in the open market at an aggregate cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $72.0 million, including commissions, under the Repurchase Program. During fiscal year 2014, the Company repurchased 1.4 million shares of common stock in the open market at an aggregate cost of $61.3 million, including commissions, under the Repurchase Program and the Former Repurchase Program. During fiscal year 2013, the Company repurchased 3.6 million shares of common stock in the open market at an aggregate cost of $123.0 million, including commissions, under the Former Repurchase Program. As of January 3, 2016, 5.9 million shares remained available for repurchase under the Repurchase Program. From January 4, 2016 through February 25, 2016, the Company repurchased 2.4 million shares of common stock in the open market at an aggregate cost of $109.7 million, including commissions, under the Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During fiscal year 2015, the Company repurchased 95,129 shares of common stock for this purpose at an aggregate cost of $4.4 million. During fiscal year 2014, the Company repurchased 98,269 shares of common stock for this purpose at an aggregate cost of $4.3 million. During fiscal year 2013, the Company repurchased 127,544 shares of common stock for this purpose at an aggregate cost of $4.4 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2015 and 2014. At January 3, 2016, the Company has accrued $7.8 million for dividends declared on October 29, 2015 for the fourth quarter of fiscal year 2015 that was paid in February 2016. On January 28, 2016, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2016 that will be payable in May 2016. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 20:	Derivatives and Hedging Activities

The Company uses derivative instruments as part of its risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties. The Company does not enter into derivative contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments. Approximately 60% of the Company’s business is conducted outside of the United States, generally in foreign currencies. As a result, fluctuations in foreign currency exchange rates can increase the costs of financing, investing and operating the business.

In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s consolidated balance sheets. The unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from operating activities within the Company’s consolidated statement of cash flows.

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $127.3 million at January 3, 2016, $95.0 million at December 28, 2014, and $138.4 million at December 29, 2013, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2015, 2014 and 2013.

In addition, in connection with certain intercompany loan agreements utilized to finance its acquisitions, the Company enters into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. The Company records these hedges at fair value on the Company’s consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within the Company’s consolidated statement of cash flows.

During fiscal year 2014, the Company entered into five forward foreign exchange contracts, designated as economic hedges, with settlement dates in fiscal year 2015 and combined Euro denominated notional amounts of €238.2 million outstanding as of December 28, 2014, designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to settlement of certain intercompany loan agreements. During fiscal year 2015, the Company settled several of these forward exchange contracts. During fiscal year 2015, the Company also entered into new forward foreign exchange contracts that settled in fiscal year 2015 or will settle in fiscal year 2016. The combined Euro denominated notional amounts of these outstanding hedges was €107.4 million and €238.2 million as of January 3, 2016 and December 28, 2014, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans, were not material for fiscal years 2015 and 2014. During fiscal year 2015, the Company received $18.7 million as a result of the settlement of these hedges.

In May 2008, the Company settled forward interest rate contracts with notional amounts totaling $150.0 million upon the issuance of its 2015 Notes, and recognized $8.4 million, net of taxes of $5.4 million, of accumulated derivative losses in other comprehensive (loss) income. During fiscal year 2013, the Company amortized a pre-tax loss of $2.0 million into interest and other expense, net. In addition, during fiscal year 2013, the Company redeemed all of its 2015 Notes and recognized a pre-tax loss of $2.8 million for the remaining unamortized derivative losses into interest and other expense, net.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive (loss) income into interest and other expense, net within the next twelve months.

Note 21:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 3, 2016.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2015 and 2014. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of January 3, 2016 and December 28, 2014 classified in one of the three classifications described above:

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,586	$1,586	$—	$—
Foreign exchange derivative assets	2,659	—	2,659	—
Foreign exchange derivative liabilities	(442)	—	(442)	—
Contingent consideration	(57,350)	—	—	(57,350)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 28, 2014 Using:
	Total Carrying Value at December 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,568	$1,568	$—	$—
Foreign exchange derivative assets	3,205	—	3,205	—
Foreign exchange derivative liabilities, net	(302)	—	(302)	—
Contingent consideration	(91)	—	—	(91)

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

Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both January 3, 2016 and December 28, 2014, none of the master netting arrangements involved collateral.

Level 3 Valuation Techniques:    The Company’s Level 3 liabilities are comprised of contingent consideration related to acquisitions. For liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 liabilities.

Contingent consideration:    Contingent consideration is measured at fair value at the acquisition date using projected milestone dates, discount rates, probabilities of success and projected revenues (for revenue-based considerations). Projected risk-adjusted contingent payments are discounted back to the current period using a discounted cash flow model.

During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The key assumptions used to determine the fair value of the contingent consideration included projected milestone dates of 2016 to 2019, discount rates ranging from 3.1% to 11.3%, conditional probabilities of success of each individual milestone ranging from 85% to 95% and cumulative probabilities of success for each individual milestone ranging from 53% to 90%. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.

The fair values of contingent consideration are calculated on a quarterly basis based on a collaborative effort of the Company’s regulatory, research and development, operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards achieving proof of concept, regulatory approvals and revenue targets as compared to initial projections, the impact of market competition and market landscape shifts from non-invasive prenatal testing products, with the impact of such adjustments being recorded in the consolidated statements of operations.

As of January 3, 2016, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $95.4 million. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6 years from the respective acquisition dates, and the remaining weighted average expected earnout period at January 3, 2016 was 2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

(In thousands)
Balance at December 30, 2012	$(3,017)
Additions	(1,100)
Amounts paid and foreign currency translation	135
Change in fair value (included within selling, general and administrative expenses)	(944)
Balance at December 29, 2013	(4,926)
Additions	—
Amounts paid and foreign currency translation	2,074
Change in fair value (included within selling, general and administrative expenses)	2,761
Balance at December 28, 2014	(91)
Additions	(57,353)
Amounts paid and foreign currency translation	113
Change in fair value (included within selling, general and administrative expenses)	(19)
Balance at January 3, 2016	$(57,350)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.

As of January 3, 2016, the Company’s senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had borrowings outstanding of $482.0 million, which excluded $2.4 million unamortized debt issuance costs and letters of credit. As of December 28, 2014, the senior unsecured revolving credit facility had $516.0 million of borrowings outstanding, which excluded $3.2 million unamortized debt issuance costs and letters of credit. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2015. Consequently, the borrowing value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.

The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs as of January 3, 2016. The 2021 Notes had an aggregate carrying value of $494.4 million, net of $2.3 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs as of December 28, 2014. The 2021 Notes had a fair value of $518.9 million and $542.7 million as of January 3, 2016 and December 28, 2014, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.

The Company's financing lease obligations had an aggregate carrying value of $38.2 million and $39.3 million as of January 3, 2016 and December 28, 2014, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.

As of January 3, 2016, the 2021 Notes and financing lease obligations were classified as Level 2.

As of January 3, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2015, 2014 and 2013 amounted to $54.4 million, $54.8 million, and $52.6 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $51.0 million in fiscal year 2016, $34.1 million in fiscal year 2017, $25.9 million in fiscal year 2018, $20.2 million in fiscal year 2019, $16.4 million in fiscal year 2020 and $48.7 million in fiscal year 2021 and thereafter.

On August 22, 2013, the Company sold one of its facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, the Company entered into a lease agreement to lease back the property for its continued use. The lease has an initial term of 15 years and the Company has the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and at the transaction date the Company had deferred $26.5 million of gains which are being amortized in operating expenses over the initial lease term of 15 years. During fiscal years 2015, 2014 and 2013, the Company amortized $1.8 million, $1.8 million and $0.6 million, respectively, of deferred gains related to the lease. The deferred gains remaining to be amortized were $22.3 million at January 3, 2016, of which $1.8 million was recorded in accrued expenses and other current liabilities, and $20.5 million was recorded in long-term liabilities. The deferred gains remaining to be amortized were $24.1 million at December 28, 2014, of which $1.8 million was recorded in accrued expenses and other current liabilities, and $22.3 million was recorded in long-term liabilities.

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

The Company realigned its organization at the beginning of fiscal year 2015 to enable the Company to both deliver complete solutions targeted towards certain end markets and develop value-added applications and solutions to foster further expansion of those markets. OneSource, the Company's multivendor laboratory service business that serves the life sciences end market, was moved from the Environmental Health segment into the Human Health segment. The results reported for fiscal year 2015 reflect this new alignment of the Company's operating segments. Financial information in this report relating to fiscal years 2014 and 2013 has been retrospectively adjusted to reflect this change to the Company's operating segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below for the fiscal years ended:

	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Human Health
Product revenue	$976,451	$996,767	$957,022
Service revenue	400,193	387,456	368,872
Total revenue	1,376,644	1,384,223	1,325,894
Operating income from continuing operations(1)	251,743	233,689	168,794
Environmental Health
Product revenue	576,187	543,308	541,048
Service revenue	309,528	309,688	290,644
Total revenue	885,715	852,996	831,692
Operating income from continuing operations	89,544	95,605	84,710
Corporate
Operating loss from continuing operations(2)(3)	(55,153)	(118,552)	(25,710)
Continuing Operations
Product revenue	$1,552,638	$1,540,075	$1,498,070
Service revenue	709,721	697,144	659,516
Total revenue	2,262,359	2,237,219	2,157,586
Operating income from continuing operations	286,134	210,742	227,794
Interest and other expense, net (see Note 5)	42,119	41,139	64,110
Income from continuing operations before income taxes	$244,015	$169,603	$163,684
____________________________

(1)
Legal costs for a particular case in the Human Health segment were $0.8 million for fiscal year 2015. The Company also recognized a $0.2 million pre-tax impairment charge in the Human Health segment in fiscal year 2013. Both of these items have been included in operating income from continuing operations in the Human Health segment.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax loss of $12.4 million in fiscal year 2015, a pre-tax loss of $75.9 million in fiscal year 2014, and pre-tax income of $17.6 million in fiscal year 2013.

(3)
Includes expenses related to litigation with Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively, “Enzo”). Enzo filed a complaint in 2002 that alleged that the Company separately and together with other defendants breached distributorship and settlement agreements with Enzo, infringed Enzo's patents, engaged in unfair competition and fraud, and committed torts against Enzo by, among other things, engaging in commercial development and exploitation of Enzo's patented products and technology. The Company entered into a settlement agreement with Enzo dated June 20, 2014 and during fiscal year 2014 paid $7.0 million into a designated escrow account to resolve this matter, of which $3.7 million had been accrued in previous years and $3.3 million was recorded during fiscal year 2014. In addition, $3.4 million of expenses were incurred and recorded in preparation for the trial during fiscal year 2014.

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended January 3, 2016:

	Depreciation and Amortization Expense			Capital Expenditures
	January 3, 2016	December 28, 2014	December 29, 2013	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)			(In thousands)
Human Health	$81,335	$92,604	$100,941	$16,091	$16,922	$22,999
Environmental Health	29,213	22,101	23,556	10,352	10,428	14,433
Corporate	1,459	2,031	2,382	3,189	1,722	1,549
Continuing operations	112,007	116,736	126,879	29,632	29,072	38,981
Discontinued operations	$—	$339	$1,590	$—	$213	$10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Human Health	$2,778,835	$2,737,824	$2,724,254
Environmental Health	1,358,963	1,361,270	1,182,356
Corporate	28,497	28,482	28,441
Net current and long-term assets of discontinued operations	—	—	5,831
Total assets	$4,166,295	$4,127,576	$3,940,882

The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended January 3, 2016 and net long-lived assets based on physical location as of January 3, 2016 and December 28, 2014:

	Revenue
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
U.S.	$916,314	$849,356	$826,991
International:
China	312,915	276,230	254,838
United Kingdom	112,763	134,614	133,611
Germany	105,421	107,081	99,153
Italy	74,744	85,433	78,120
France	74,651	84,946	81,719
Japan	72,624	93,811	95,676
Other international	592,927	605,748	587,478
Total international	1,346,045	1,387,863	1,330,595
Total sales	$2,262,359	$2,237,219	$2,157,586

	Net Long-Lived Assets
	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
U.S.	$192,681	$192,176	$208,891
International:
China	34,494	36,797	30,682
United Kingdom	14,751	13,033	9,882
Finland	12,203	12,758	13,635
Singapore	7,679	7,041	6,812
Netherlands	3,835	3,614	4,037
Italy	2,958	4,107	2,735
Germany	2,171	2,493	2,591
Other international	10,598	12,664	11,045
Total international	88,689	92,507	81,419
Total net long-lived assets	$281,370	$284,683	$290,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
	(In thousands, except per share data)
January 3, 2016
Revenue	$526,901	$563,906	$563,436	$608,116	$2,262,359
Gross profit	235,374	252,512	254,603	282,011	1,024,500
Restructuring and contract termination charges, net	—	4,956	(118)	8,752	13,590
Operating income from continuing operations	57,381	68,131	75,898	84,724	286,134
Income from continuing operations before income taxes	47,960	57,288	63,954	74,813	244,015
Income from continuing operations	40,311	48,996	54,897	68,484	212,688
Net income	40,334	48,974	54,863	68,254	212,425
Basic earnings per share:
Income from continuing operations	$0.36	$0.43	$0.49	$0.61	$1.89
Net income	0.36	0.43	0.49	0.61	1.89
Diluted earnings per share:
Income from continuing operations	$0.36	$0.43	$0.48	$0.61	$1.88
Net income	0.36	0.43	0.48	0.61	1.87
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28

December 28, 2014
Revenue	$530,610	$556,170	$542,049	$608,390	$2,237,219
Gross profit	235,713	247,984	243,309	277,602	1,004,608
Restructuring and contract termination charges, net	2,135	742	11,092	(579)	13,390
Operating income from continuing operations	51,762	69,637	58,776	30,567	210,742
Income from continuing operations before income taxes	40,473	60,673	47,810	20,647	169,603
Income from continuing operations	34,951	52,003	42,898	31,314	161,166
Net income	34,224	50,490	42,277	30,787	157,778
Basic earnings per share:
Income from continuing operations	$0.31	$0.46	$0.38	$0.28	$1.43
Net income	0.30	0.45	0.38	0.27	1.40
Diluted earnings per share:
Income continuing operations	$0.31	$0.46	$0.38	$0.28	$1.42
Net income	0.30	0.44	0.37	0.27	1.39
Cash dividends declared per common share	0.07	0.07	0.07	0.07	0.28
____________________________

(1)
The fourth quarter of fiscal year 2015 includes a pre-tax loss of $12.4 million as a result of the mark-to-market adjustment on postretirement benefit plans. The fourth quarter of fiscal year 2014 includes a pre-tax loss of $75.9 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2016. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 3, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of January 3, 2016, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 3, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2016 of the Company and our report dated March 1, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of the Financial Accounting Standards Board Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes during the year ended January 3, 2016.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2016

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2016 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended January 3, 2016

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended January 3, 2016

Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 3, 2016

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 3, 2016

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

(3) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(4) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K and herein incorporated by reference:

	Executive Officer	Date
	Joel S. Goldberg Frank Anders Wilson	December 3, 2010 December 21, 2010

(5) Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

(6) Employment Agreement between Jonathan DiVincenzo and PerkinElmer, Inc. dated as of December 2, 2013, filed with the Commission on February 25, 2014 as Exhibit 10.2(9) to our annual report on Form 10-K and herein incorporated by reference.

(7) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed with the Commission on February 25, 2014 as Exhibit 10.2(10) to our annual report on Form 10-K and herein incorporated by reference.

(8) Employment Agreement between Daniel R. Tereau and PerkinElmer, Inc. dated as of February 1, 2016, attached hereto as Exhibit 10.2(8).

10.3*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 12, 2014 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.5*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.7*	PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

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
10.10*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our current report on Form 8-K and herein incorporated by reference.

10.11*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.12*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.13*
Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.14*
Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our current report on Form 8-K and herein incorporated by reference.

10.15*
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

10.18*
Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on February 24, 2015 as Exhibit 10.25 to our annual report on Form 10-K and herein incorporated by reference.

10.19*
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

10.21*
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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

Exhibit No.	Exhibit Title
101.PRE	XBRL Presentation Linkbase Document.
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 3, 2016, (ii) Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 3, 2016, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 3, 2016, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 3, 2016, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 3, 2016

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended December 29, 2013	$22,718	$9,427	$(3,923)	$34	$28,256
Year ended December 28, 2014	28,256	9,400	(4,058)	(726)	32,872
Year ended January 3, 2016	$32,872	$3,595	$(5,687)	$(882)	$29,898
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	March 1, 2016
	Robert F. Friel	and President (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	March 1, 2016
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	March 1, 2016
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	March 1, 2016
	Robert F. Friel	and President (Principal Executive Officer)
By:	/S/ FRANK A. WILSON	Sr. Vice President and	March 1, 2016
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)
By:	/S/ ANDREW OKUN	Vice President and	March 1, 2016
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)
By:	/S/ PETER BARRETT	Director	March 1, 2016
Peter Barrett
By:	/S/ SYLVIE GRÉGOIRE, PharmD	Director	March 1, 2016
Sylvie Grégoire, PharmD
By:	/S/ NICHOLAS A. LOPARDO	Director	March 1, 2016
Nicholas A. Lopardo
By:	/S/ ALEXIS P. MICHAS	Director	March 1, 2016
Alexis P. Michas
By:	/S/ VICKI L. SATO, PhD	Director	March 1, 2016
Vicki L. Sato, PhD
By:	/S/ KENTON J. SICCHITANO	Director	March 1, 2016
Kenton J. Sicchitano
By:	/S/ PATRICK J. SULLIVAN	Director	March 1, 2016
Patrick J. Sullivan

EXHIBIT INDEX

Exhibit No.	Exhibit Title
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

(3) Employment Agreement by and between Frank Anders Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(4) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K and herein incorporated by reference:

	Executive Officer	Date
	Joel S. Goldberg Frank Anders Wilson	December 3, 2010 December 21, 2010

(5) Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

(6) Employment Agreement between Jonathan DiVincenzo and PerkinElmer, Inc. dated as of December 2, 2013, filed with the Commission on February 25, 2014 as Exhibit 10.2(9) to our annual report on Form 10-K and herein incorporated by reference.

Exhibit No.	Exhibit Title

(7) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed with the Commission on February 25, 2014 as Exhibit 10.2(10) to our annual report on Form 10-K and herein incorporated by reference.

(8) Employment Agreement between Daniel R. Tereau and PerkinElmer, Inc. dated as of February 1, 2016, attached hereto as Exhibit 10.2(8).

10.3*	PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 12, 2014 as Appendix A to our definitive proxy statement on Schedule 14A and herein incorporated by reference.

10.4*	PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

10.5*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K and herein incorporated by reference.

10.6*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.7*	PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 6, 2009 as Exhibit 10.10 to our annual report on Form 10-K and herein incorporated by reference.

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

10.11*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our current report on Form 8-K and herein incorporated by reference.

10.12*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our current report on Form 8-K and herein incorporated by reference.

10.13*
Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our current report on Form 8-K and herein incorporated by reference.

10.14*
Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our current report on Form 8-K and herein incorporated by reference.

10.15*
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

10.18*
Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on February 24, 2015 as Exhibit 10.25 to our annual report on Form 10-K and herein incorporated by reference.

10.19*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.20*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

10.21*
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 3, 2016, (ii) Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 3, 2016, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 3, 2016, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 3, 2016, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.