Form 10-Q
period 2016-04-03
PERKINELMER INC
filed 2016-05-10
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
As of May 5, 2016, there were outstanding 109,030,445 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands, except per share data)
Product revenue	$365,020	$359,313
Service revenue	173,664	167,588
Total revenue	538,684	526,901
Cost of product revenue	180,579	184,609
Cost of service revenue	108,008	106,918
Total cost of revenue	288,587	291,527
Selling, general and administrative expenses	147,545	145,873
Research and development expenses	33,785	32,120
Operating income from continuing operations	68,767	57,381
Interest and other expense, net	11,086	9,421
Income from continuing operations before income taxes	57,681	47,960
Provision for income taxes	10,176	7,649
Income from continuing operations	47,505	40,311
Loss from discontinued operations before income taxes	(3)	(37)
Loss on disposition of discontinued operations before income taxes	—	(13)
Provision for (benefit from) income taxes on discontinued operations	36	(73)
(Loss from) gain on discontinued operations	(39)	23
Net income	$47,466	$40,334
Basic earnings per share:
Income from continuing operations	$0.43	$0.36
(Loss from) gain on discontinued operations	(0.00)	0.00
Net income	$0.43	$0.36
Diluted earnings per share:
Income from continuing operations	$0.43	$0.36
(Loss from) gain on discontinued operations	(0.00)	0.00
Net income	$0.43	$0.36
Weighted average shares of common stock outstanding:
Basic	110,409	112,641
Diluted	111,195	113,439
Cash dividends per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Net income	$47,466	$40,334
Other comprehensive loss:
Foreign currency translation adjustments	31,567	(23,697)
Unrealized gains (losses) on securities, net of tax	32	(29)
Other comprehensive income (loss)	31,599	(23,726)
Comprehensive income	$79,065	$16,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2016	January 3, 2016
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$210,731	$237,932
Accounts receivable, net	436,755	439,015
Inventories	314,060	288,028
Other current assets	88,274	68,186
Total current assets	1,049,820	1,033,161
Property, plant and equipment:
At cost	507,774	494,956
Accumulated depreciation	(339,649)	(327,927)
Property, plant and equipment, net	168,125	167,029
Marketable securities and investments	1,379	1,586
Intangible assets, net	481,598	490,811
Goodwill	2,296,146	2,276,149
Other assets, net	213,653	197,559
Total assets	$4,210,721	$4,166,295
Current liabilities:
Current portion of long-term debt	$1,135	$1,123
Accounts payable	159,480	152,726
Accrued restructuring and contract termination charges	10,933	17,090
Accrued expenses and other current liabilities	380,899	388,446
Current liabilities of discontinued operations	2,100	2,100
Total current liabilities	554,547	561,485
Long-term debt	1,119,830	1,011,762
Long-term liabilities	486,864	482,607
Total liabilities	2,161,241	2,055,854
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 109,015,000 shares and 112,034,000 shares at April 3, 2016 and at January 3, 2016, respectively	109,015	112,034
Capital in excess of par value	—	52,932
Retained earnings	1,954,822	1,991,431
Accumulated other comprehensive loss	(14,357)	(45,956)
Total stockholders’ equity	2,049,480	2,110,441
Total liabilities and stockholders’ equity	$4,210,721	$4,166,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Operating activities:
Net income	$47,466	$40,334
Loss from (gain on) discontinued operations, net of income taxes	39	(23)
Income from continuing operations	47,505	40,311
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	26,957	28,334
Stock-based compensation	3,953	3,987
Amortization of deferred debt financing costs and accretion of discount	356	312
Amortization of acquired inventory revaluation	131	4,850
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	12,444	37,582
Inventories	(15,779)	(22,498)
Accounts payable	4,217	(12,335)
Accrued expenses and other	(47,705)	(42,895)
Net cash provided by operating activities of continuing operations	32,079	37,648
Net cash (used in) provided by operating activities of discontinued operations	(39)	15
Net cash provided by operating activities	32,040	37,663
Investing activities:
Capital expenditures	(7,808)	(4,479)
Proceeds from disposition of a business	1,000	—
Changes in restricted cash balances	—	59
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(10,484)	(4,619)
Net cash used in investing activities	(17,292)	(9,039)
Financing activities:
Payments on revolving credit facility	(75,000)	(98,000)
Proceeds from revolving credit facility	183,000	61,000
Settlement of cash flow hedges	2,630	15,563
Net payments on other credit facilities	(275)	(263)
Payments for acquisition-related contingent consideration	(93)	—
Proceeds from issuance of common stock under stock plans	1,238	8,840
Purchases of common stock	(151,352)	(3,954)
Dividends paid	(7,843)	(7,876)
Net cash used in financing activities	(47,695)	(24,690)
Effect of exchange rate changes on cash and cash equivalents	5,746	(9,831)
Net increase in cash and cash equivalents	(27,201)	(5,897)
Cash and cash equivalents at beginning of period	237,932	174,821
Cash and cash equivalents at end of period	$210,731	$168,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC (the “2015 Form 10-K”). The balance sheet amounts at January 3, 2016 in this report were derived from the Company’s audited 2015 consolidated financial statements included in the 2015 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 3, 2016 and March 29, 2015, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from April 3, 2016 through the date of the issuance of these condensed consolidated financial statements and has determined that other than the events the Company has disclosed within the footnotes to the financial statements, no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 1, 2017 ("fiscal year 2016") will include 52 weeks, while the fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 was reflected in the Company's third quarter, which consisted of 14 weeks as compared to the Company's third quarter of fiscal year 2016, which will consist of 13 weeks.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. The Company adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. The Company recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. In addition, excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the first quarter of fiscal year 2016 have been recognized in the current period’s income statement. The Company also excluded the excess tax benefits from the calculation of diluted earnings per share for the first quarter of fiscal year 2016. The Company applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new guidance requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for financing and operating leases. The provisions of this guidance are to be applied using a modified retrospective approach and are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under this new guidance, companies that use inventory measurement methods other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The provisions of this guidance are to be applied prospectively and are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard may be adopted either using a full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of this guidance and has not yet determined the transition method to use or the impact of its adoption on the Company’s consolidated financial position, results of operations and cash flows. The Company does not intend to early adopt this standard.

Note 2: Business Combinations
Acquisitions in fiscal year 2016
During the first three months of fiscal year 2016, the Company completed the acquisition of a business for total consideration of $8.8 million in cash. The excess of the purchase price over the fair value of the acquired business's net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisition, the Company recorded goodwill of $3.7 million, which is not tax deductible, and intangible assets of $2.0 million. The Company has reported the operations for this acquisition within the results of the Company's Environmental Health segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology and trade name, acquired as part of this acquisition had weighted average amortization periods of 11 years.
Acquisitions in fiscal year 2015
During fiscal year 2015, the Company completed the acquisition of five businesses for a total consideration of $77.1 million in cash. The acquired businesses included Vanadis Diagnostics AB (“Vanadis”), which was acquired for total consideration of $35.1 million in cash, as further described in Note 17 below, and other acquisitions for aggregate consideration of $42.0 million in cash. The Company has a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, which at closing had an estimated fair value of $56.9 million. The excess of the purchase prices over the fair values of each of the acquired business's net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, of which $9.2 million is tax deductible. The Company has reported the operations for these acquisitions within the results of the Company’s Human Health and Environmental Health segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology and trade names, acquired as part of these acquisitions had weighted average amortization periods of nine years.

The total purchase price for the acquisitions in fiscal year 2015 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2015 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$75,285
Contingent consideration	56,878
Working capital and other adjustments	1,832
Less: cash acquired	(3,864)
Total	$130,131
Identifiable assets acquired and liabilities assumed:
Current assets	$2,551
Property, plant and equipment	998
Identifiable intangible assets:
Core technology	15,759
Trade names	200
Licenses	116
Customer relationships	3,073
In-process research and development ("IPR&D")	75,700
Goodwill	51,356
Deferred taxes	(16,772)
Liabilities assumed	(2,850)
Total	$130,131
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
Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at fair value at the acquisition date, based on the probability that revenue thresholds or product development milestones will be achieved during the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds, changes in discount rates or product development milestones during the earnout period.
As of April 3, 2016, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $95.3 million. As of April 3, 2016, the Company has recorded contingent consideration obligations with an estimated fair value of $58.6 million, of which $9.3 million was recorded in accrued expenses and other current liabilities, and $49.3 million was recorded in long-term liabilities. As of January 3, 2016, the Company had recorded contingent consideration obligations with an estimated fair value of $57.4 million, of which $9.4 million was recorded in accrued expenses and other current liabilities, and $48.0 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed six years from the respective acquisition dates, and the remaining weighted average expected earnout period at April 3, 2016 was two years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition activities for the three months ended April 3, 2016 and March 29, 2015 were $0.4 million and $0.2 million, respectively, which were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Discontinued Operations

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 3, 2016 and January 3, 2016.
During the first three months of each of fiscal years 2016 and 2015, the Company settled various commitments related to the divestiture of discontinued operations and recognized a loss of $0.04 million and a gain of $0.02 million, respectively.

Note 4: Restructuring and Contract Termination Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, as applicable, and are included as a component of operating expenses from continuing operations.

The Company implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2015 Form 10-K.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal year 2015:

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

The Company also terminated various contractual commitments in connection with certain disposal activities and recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded additional pre-tax charges of $0.1 million during fiscal year 2015 in the Environmental Health segment as a result of these contract terminations.

At April 3, 2016, the Company had $15.3 million recorded for accrued restructuring and contract termination charges, of which $10.9 million was recorded in short-term accrued restructuring and contract termination charges and $4.4 million was recorded in long-term liabilities. At January 3, 2016, the Company had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.1 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended April 3, 2016:

	Balance at January 3, 2016	2016 Amounts Paid	Balance at April 3, 2016
	(In thousands)
Severance:
Q4 2015 Plan	$10,370	$(5,337)	$5,033
Q2 2015 Plan	1,149	(232)	917

Facility:
Q4 2015 Plan	259	(58)	201

Previous Plans	10,287	(1,273)	9,014
Restructuring	22,065	(6,900)	15,165
Contract Termination	132	—	132
Total Restructuring and Contract Termination	$22,197	$(6,900)	$15,297

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Interest income	$(110)	$(209)
Interest expense	9,841	9,388
Other expense, net	1,355	242
Total interest and other expense, net	$11,086	$9,421
Foreign currency transaction losses were $4.2 million and $15.8 million for the three months ended April 3, 2016 and March 29, 2015, respectively. Net gains from forward currency hedge contracts were $2.8 million and $15.5 million for the three months ended April 3, 2016 and March 29, 2015, respectively. These amounts were included in other expense, net.

Note 6: Inventories

Inventories as of April 3, 2016 and January 3, 2016 consisted of the following:

	April 3, 2016	January 3, 2016
	(In thousands)
Raw materials	$101,838	$98,984
Work in progress	20,194	17,858
Finished goods	192,028	171,186
Total inventories	$314,060	$288,028

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
At April 3, 2016, the Company had gross tax effected unrecognized tax benefits of $28.2 million, of which $24.4 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $5.5 million of its uncertain tax positions at April 3, 2016, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2009 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first three months of fiscal years 2016 and 2015, the Company recorded net discrete income tax benefits of $0.8 million and $1.8 million, respectively, primarily for reversals of uncertain tax position reserves and resolution of other tax matters. The discrete tax benefit in the first three months of fiscal year 2016 was primarily due to the recognition of excess tax benefits from exercised options and vested restricted stock and restricted stock units during the period, as a result of adopting ASU No. 2016-09.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of April 3, 2016, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of April 3, 2016, the Company had $98.5 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At April 3, 2016, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of April 3, 2016 was 108 basis points. The weighted average Eurocurrency interest rate as of April 3, 2016 was 0.47%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.55%. As of April 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $587.8 million, which was net of $2.2 million of unamortized debt issuance costs. As of January 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of April 3, 2016, the 2021 Notes had an aggregate carrying value of $495.2 million, net of $2.0 million of unamortized original issue discount and $2.8 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At April 3, 2016, the Company had $37.9 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $36.8 million was recorded as long-term debt. At January 3, 2016, the Company had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Number of common shares—basic	110,409	112,641
Effect of dilutive securities:
Stock options	661	677
Restricted stock awards	125	121
Number of common shares—diluted	111,195	113,439
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,098	932
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The Company’s management reviews the results of the Company’s operations by the Human Health and Environmental Health operating segments. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2015 Form 10-K. The principal products and services of the Company's two operating segments are:

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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Human Health
Product revenue	$235,085	$231,147
Service revenue	97,357	94,906
Total revenue	332,442	326,053
Operating income from continuing operations	54,727	55,882
Environmental Health
Product revenue	129,935	128,166
Service revenue	76,307	72,682
Total revenue	206,242	200,848
Operating income from continuing operations	25,597	11,346
Corporate
Operating loss from continuing operations	(11,557)	(9,847)
Continuing Operations
Product revenue	365,020	359,313
Service revenue	173,664	167,588
Total revenue	538,684	526,901
Operating income from continuing operations	68,767	57,381
Interest and other expense, net (see Note 5)	11,086	9,421
Income from continuing operations before income taxes	$57,681	$47,960

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss income consisted of the following:

	April 3, 2016	January 3, 2016
	(In thousands)
Foreign currency translation adjustments	$(15,279)	$(46,846)
Unrecognized prior service costs, net of income taxes	1,259	1,259
Unrealized net losses on securities, net of income taxes	(337)	(369)
Accumulated other comprehensive loss	$(14,357)	$(45,956)

Stock Repurchases:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the three months ended April 3, 2016, the Company repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. As of April 3, 2016, 2.7 million shares remained available for repurchase under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended April 3, 2016, the Company repurchased 66,658 shares of common stock for this purpose at an aggregate cost of $3.1 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2016 and in each quarter of fiscal year 2015. At April 3, 2016, the Company has accrued $7.6 million for dividends declared on January 28, 2016 for the first quarter of fiscal year 2016 that was paid in May 2016. On April 25, 2016, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2016 that will be payable in August 2016. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, included in the Company’s condensed consolidated statements of operations for the three months ended April 3, 2016 and March 29, 2015:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Cost of product and service revenue	$204	$249
Research and development expenses	185	159
Selling, general and administrative expenses	3,564	3,579
Total stock-based compensation expense	$3,953	$3,987
The total income tax benefit recognized in the Company's condensed consolidated statements of operations for stock-based compensation was $1.9 million and $1.3 million for the three months ended April 3, 2016 and March 29, 2015, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.4 million as of April 3, 2016 and March 29, 2015, respectively.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 3, 2016	March 29, 2015
Risk-free interest rate	1.4%	1.3%
Expected dividend yield	0.6%	0.6%
Expected term	5 years	5 years
Expected stock volatility	25.2%	26.5%
The following table summarizes stock option activity for the three months ended April 3, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 3, 2016	2,372	$33.12
Granted	579	44.39
Exercised	(61)	20.37
Canceled	(1)	12.95
Forfeited	(1)	46.48
Outstanding at April 3, 2016	2,888	$35.65	4.1	$35.4
Exercisable at April 3, 2016	1,812	$30.30	2.9	$31.7
The weighted-average per-share grant-date fair value of options granted during the three months ended April 3, 2016 and March 29, 2015 was $10.10 and $10.99, respectively. The total intrinsic value of options exercised during the three months ended April 3, 2016 and March 29, 2015 was $1.7 million and $17.7 million, respectively. Cash received from option exercises for the three months ended April 3, 2016 and March 29, 2015 was $1.2 million and $8.8 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.1 million and $0.8 million for the three months ended April 3, 2016 and March 29, 2015, respectively.
There was $10.3 million of total unrecognized compensation cost related to nonvested stock options granted as of April 3, 2016. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 3, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 3, 2016	502	$42.61
Granted	238	46.21
Vested	(182)	38.09
Forfeited	(6)	45.84
Nonvested at April 3, 2016	552	$45.62
The fair value of restricted stock awards vested during the three months ended April 3, 2016 and March 29, 2015 was $6.9 million and $6.6 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.3 million for the three months ended April 3, 2016 and $2.0 million for the three months ended March 29, 2015.
As of April 3, 2016, there was $19.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Units: The Company granted 77,453 and 66,509 performance units during the three months ended April 3, 2016 and March 29, 2015, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the three months ended April 3, 2016 and March 29, 2015 was $42.47 and $46.83, respectively. During the three months ended April 3, 2016 and March 29, 2015, no performance units were forfeited. The total compensation expense recognized related to performance units was $0.6 million and $1.1 million for the three months ended April 3, 2016 and March 29, 2015, respectively. As of April 3, 2016, there were 208,478 performance units outstanding and subject to forfeiture, with a corresponding liability of $4.1 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides non-employee directors an annual equity award. During the three months ended April 3, 2016, the Company did not grant any stock awards. The Company granted 544 shares to a new non-employee member of the Board during the three months ended March 29, 2015. The weighted-average per-share grant-date fair value of the stock award granted during the three months ended March 29, 2015 was $45.98. The total compensation expense recognized related to this stock award was $0.03 million for the three months ended March 29, 2015.
Employee Stock Purchase Plan: During the three months ended April 3, 2016, the Company did not issue shares of common stock under the Company's Employee Stock Purchase Plan. During the three months ended March 29, 2015, the Company issued 29,565 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $41.54 per share. At April 3, 2016, an aggregate of 1.0 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 4, 2016, its annual impairment date for fiscal year 2016. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20.0% for each reporting unit. The long-term terminal growth rate for the Company’s reporting units was 3.0% for the fiscal year 2016 impairment analysis. The range for the discount rates for the reporting units was 9.5% to 12.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.
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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2016, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2016.

The changes in the carrying amount of goodwill for the three months ended April 3, 2016 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 3, 2016	$1,672,491	$603,658	$2,276,149
Foreign currency translation	13,003	4,691	17,694
Acquisitions and other	(1,370)	3,673	2,303
Balance at April 3, 2016	$1,684,124	$612,022	$2,296,146
Identifiable intangible asset balances at April 3, 2016 and January 3, 2016 by category were as follows:

	April 3, 2016	January 3, 2016
	(In thousands)
Patents	$39,929	$39,911
Less: Accumulated amortization	(30,463)	(29,788)
Net patents	9,466	10,123
Trade names and trademarks	40,802	40,249
Less: Accumulated amortization	(21,666)	(20,686)
Net trade names and trademarks	19,136	19,563
Licenses	59,266	58,969
Less: Accumulated amortization	(46,489)	(45,286)
Net licenses	12,777	13,683
Core technology	312,556	307,242
Less: Accumulated amortization	(220,582)	(211,829)
Net core technology	91,974	95,413
Customer relationships	395,951	391,566
Less: Accumulated amortization	(202,382)	(191,655)
Net customer relationships	193,569	199,911
IPR&D	88,554	85,679
Less: Accumulated amortization	(4,462)	(4,145)
Net IPR&D	84,092	81,534
Net amortizable intangible assets	411,014	420,227
Non-amortizing intangible assets:
Trade names	70,584	70,584
Total	$481,598	$490,811
Total amortization expense related to definite-lived intangible assets was $19.0 million and $19.8 million for the three months ended April 3, 2016 and March 29, 2015, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $53.9 million for the remainder of fiscal year 2016, $63.0 million for fiscal year 2017, $61.4 million for fiscal year 2018, $49.5 million for fiscal year 2019, and $40.8 million for fiscal year 2020.

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

A summary of warranty reserve activity for the three months ended April 3, 2016 and March 29, 2015 is as follows:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Balance at beginning of period	$10,922	$10,783
Provision charged to income	3,884	4,158
Payments	(4,195)	(3,762)
Adjustments to previously provided warranties, net	(97)	79
Foreign currency translation and acquisitions	262	(387)
Balance at end of period	$10,776	$10,871

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic credit for the Company’s various defined benefit employee pension and postretirement plans for the three months ended April 3, 2016 and March 29, 2015:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
	(In thousands)
Service cost	$1,092	$1,106	$25	$27
Interest cost	4,730	5,250	36	36
Expected return on plan assets	(6,188)	(6,512)	(259)	(266)
Amortization of prior service costs	(54)	(64)	—	—
Net periodic benefit credit	$(420)	$(220)	$(198)	$(203)
During the three months ended April 3, 2016 and March 29, 2015, the Company contributed $2.3 million and $4.9 million, respectively, in the aggregate, to pension plans outside of the United States.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in operating results in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2015 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $140.2 million, $127.3 million and $108.2 million at April 3, 2016, January 3, 2016 and March 29, 2015, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 3, 2016 and March 29, 2015.

In addition, in connection with certain intercompany loan agreements utilized to finance its acquisitions and stock repurchase program, the Company enters into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. The Company records these hedges at fair value on the Company’s condensed consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within the Company’s condensed consolidated statement of cash flows.

As of April 3, 2016, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €106.7 million and combined U.S. Dollar notional amounts of $9.9 million. The combined Euro denominated notional amounts of these outstanding hedges was €107.4 million and €273.7 million as of January 3, 2016 and March 29, 2015, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ending April 3, 2016 and March 29, 2015. The Company received $2.6 million and $15.6 million during the three months ended April 3, 2016 and March 29, 2015, respectively, from the settlement of these hedges.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of April 3, 2016.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 3, 2016. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 3, 2016 and January 3, 2016 classified in one of the three classifications described above:

		Fair Value Measurements at April 3, 2016 Using:
	Total Carrying Value at April 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,379	$1,379	$—	$—
Foreign exchange derivative assets	2,004	—	2,004	—
Foreign exchange derivative liabilities	(2,429)	—	(2,429)	—
Contingent consideration	(58,579)	—	—	(58,579)

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,586	$1,586	$—	$—
Foreign exchange derivative assets	2,659	—	2,659	—
Foreign exchange derivative liabilities	(442)	—	(442)	—
Contingent consideration	(57,350)	—	—	(57,350)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 3, 2016 and January 3, 2016, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the first quarter of fiscal year 2016, the Company updated the fair value of the contingent consideration and recorded a liability of $58.2 million as of April 3, 2016. The key assumptions used to determine the fair value of the contingent consideration as of April 3, 2016 included projected milestone dates of 2016 to 2019, discount rates ranging from 2.6% to 10.3%, conditional probabilities of success of each individual milestone ranging from 85% to 95% and cumulative probabilities of success for each individual milestone ranging from 53% to 90%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
The fair values of contingent consideration are calculated on a quarterly basis based on a collaborative effort of the Company’s regulatory, research and development, operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards completion of a proof of concept, regulatory approvals and product sales as compared to initial projections, the impact of market competition and market landscape shifts from non-invasive prenatal testing products, with the impact of such adjustments being recorded in the Company's consolidated statements of operations.
As of April 3, 2016, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $95.3 million. The expected maximum earnout period for acquisitions with open contingency periods does not exceed six years from the respective acquisition dates, and the remaining weighted average earnout period at April 3, 2016 was two years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Balance at beginning of period	$(57,350)	$(91)
Amounts paid and foreign currency translation	94	10
Change in fair value (included within selling, general and administrative expenses)	(1,323)	—
Balance at end of period	$(58,579)	$(81)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of April 3, 2016, the Company’s senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had borrowings outstanding of $590.0 million, which excluded $2.2 million of unamortized debt issuance costs and letters of credit. As of January 3, 2016, the Company's senior unsecured revolving credit facility had $482.0 million of borrowings outstanding, which excluded $2.4 million of unamortized debt issuance costs and letters of credit. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2016. Consequently, the borrowing value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $495.2 million, net of $2.0 million of unamortized original issue discount and $2.8 million of unamortized debt issuance costs as of April 3, 2016. The 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs as of January 3, 2016. The 2021 Notes had a fair value of $540.1 million and $518.9 million as of April 3, 2016 and January 3, 2016, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $37.9 million and $38.2 million as of April 3, 2016 and January 3, 2016, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of April 3, 2016, the 2021 Notes and financing lease obligations were classified as Level 2.
As of April 3, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $11.7 million and $11.8 million as of April 3, 2016 and January 3, 2016, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 3, 2016 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview
We are a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial and laboratory services markets. Through our advanced technologies, solutions, and services, we address critical issues that help to improve the health and safety of people and the environment. The principal products and services of our two operating segments are:

•
Human Health.    Concentrates on developing diagnostics, tools and applications to help detect diseases earlier and more accurately and to accelerate the discovery and development of critical new therapies. Within our Human Health segment, we serve both the diagnostics and research markets.

•
Environmental Health.    Provides products, services and solutions to facilitate a cleaner and safer environment, including the creation of secure food and consumer products. Our Environmental Health segment serves the environmental, industrial and laboratory services market.

Overview of the First Quarter of Fiscal Year 2016
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 1, 2017 ("fiscal year 2016") will include 52 weeks, while the fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 was reflected in our third quarter, which consisted of 14 weeks as compared to our third quarter of fiscal year 2016, which will consist of 13 weeks.
Our overall revenue in the first quarter of fiscal year 2016 was $538.7 million and increased $11.8 million, or 2%, as compared to the first quarter of fiscal year 2015, reflecting an increase of $6.4 million, or 2%, in our Human Health segment revenue and an increase of $5.4 million, or 3%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during the first quarter of fiscal year 2016 was primarily driven by our OneSource service offerings within our research market, as well as increased demand in our newborn screening business within our diagnostics market. The increase in our Environmental Health segment revenue during the first quarter of fiscal year 2016 was primarily due to an increase in demand in our laboratory services business and in our food and environmental business.
In our Human Health segment, we experienced growth during the first quarter of fiscal year 2016 in several of our products within our end markets, as compared to the first quarter of fiscal year 2015. In our research market, we experienced growth due to increased demand for our OneSource service offerings, as well as several of our product offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. In our diagnostics market, we experienced growth from continued expansion of our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the first quarter of fiscal year 2016. Demand in our medical imaging business declined slightly due to a change in customer ordering patterns. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, we had an increase in revenue for the first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015. The increase in revenue was due to an increase in demand in our laboratory services business and in our food and environmental business within our environmental and industrial markets. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.

Our consolidated gross margins increased 176 basis points in the first quarter of fiscal year 2016, as compared to the first quarter of fiscal year 2015, primarily due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings. Our consolidated operating margins increased 188 basis points in the first quarter of fiscal year 2016, as compared to the first quarter of fiscal year 2015, primarily due to higher gross margins and lower costs as a result of cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
We continue to believe that we are well positioned to take advantage of the spending trends in our end markets and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on Human Health and Environmental Health coupled with our deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a foundation for growth.

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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (our “2015 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the three months ended April 3, 2016.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 3, 2016 was $538.7 million, as compared to $526.9 million for the three months ended March 29, 2015, an increase of $11.8 million, or 2%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.3% net increase in revenue attributable to the impact of prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 3, 2016 as compared to the three months ended March 29, 2015 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Human Health segment revenue was $332.4 million for the three months ended April 3, 2016, as compared to $326.1 million for the three months ended March 29, 2015, an increase of $6.4 million, or 2%, due to an increase of $3.7 million from our research market revenue and an increase of $2.7 million from our diagnostics market revenue. Our Environmental Health segment revenue was $206.2 million for the three months ended April 3, 2016, as compared to $200.8 million for the three months ended March 29, 2015, an increase of $5.4 million, or 3%, due to an increase of $2.9 million from our laboratory services market revenue and an increase of $2.5 million from our environmental and industrial markets revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for the three months ended April 3, 2016 and $0.3 million for the three months ended March 29, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended April 3, 2016 was $288.6 million, as compared to $291.5 million for the three months ended March 29, 2015, a decrease of $2.9 million, or 1%. As a percentage of revenue, cost of revenue decreased to 53.6% for the three months ended April 3, 2016 from 55.3% for the three months ended March 29, 2015, resulting in an increase in gross margin of 176 basis points from 44.7% for the three months ended March 29, 2015 to 46.4% for the three months ended April 3, 2016. Amortization of intangible assets decreased and was $8.5 million for the three months ended

April 3, 2016, as compared to $10.7 million for the three months ended March 29, 2015. Stock-based compensation expense was $0.2 million for each of the three months ended April 3, 2016 and March 29, 2015. The mark-to-market adjustment for postretirement benefit plans was zero for the three months ended April 3, 2016, as compared to a loss of $0.2 million for the three months ended March 29, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.1 million for the three months ended April 3, 2016, as compared to $4.9 million for the three months ended March 29, 2015. Acquisition related costs added an incremental expense of $0.02 million for each of the three months ended April 3, 2016 and March 29, 2015. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 3, 2016 were $147.5 million, as compared to $145.9 million for the three months ended March 29, 2015, an increase of $1.7 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.4% for the three months ended April 3, 2016, as compared to 27.7% for the three months ended March 29, 2015. Amortization of intangible assets increased and was $10.4 million for the three months ended April 3, 2016, as compared to $9.0 million for the three months ended March 29, 2015. Stock-based compensation expense was $3.6 million for each of the three months ended April 3, 2016 and March 29, 2015. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $1.7 million for the three months ended April 3, 2016, as compared to $0.2 million for the three months ended March 29, 2015. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended April 3, 2016 were $33.8 million, as compared to $32.1 million for the three months ended March 29, 2015, an increase of $1.7 million, or 5%. As a percentage of revenue, research and development expenses increased and were 6.3% for the three months ended April 3, 2016, as compared to 6.1% for the three months ended March 29, 2015. Amortization of intangible assets increased and was $0.2 million for the three months ended April 3, 2016, as compared to $0.1 million for the three months ended March 29, 2015. Stock-based compensation expense was $0.2 million for each of the three months ended April 3, 2016 and March 29, 2015. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

Restructuring and Contract Termination Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and our productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, as applicable, and are included as a component of operating expenses from continuing operations.

We implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2015 Form 10-K.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal year 2015:

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

We also terminated various contractual commitments in connection with certain disposal activities and recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded additional pre-tax charges of $0.1 million during fiscal year 2015 in our Environmental Health segment as a result of these contract terminations.

At April 3, 2016, we had $15.3 million recorded for accrued restructuring and contract termination charges, of which $10.9 million was recorded in short-term accrued restructuring and contract termination charges and $4.4 million was recorded in long-term liabilities. At January 3, 2016, we had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.1 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended April 3, 2016:

	Balance at January 3, 2016	2016 Amounts Paid	Balance at April 3, 2016
	(In thousands)
Severance:
Q4 2015 Plan	$10,370	$(5,337)	$5,033
Q2 2015 Plan	1,149	(232)	917

Facility:
Q4 2015 Plan	259	(58)	201

Previous Plans	10,287	(1,273)	9,014
Restructuring	22,065	(6,900)	15,165
Contract Termination	132	—	132
Total Restructuring and Contract Termination	$22,197	$(6,900)	$15,297

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Interest income	$(110)	$(209)
Interest expense	9,841	9,388
Other expense, net	1,355	242
Total interest and other expense, net	$11,086	$9,421
Interest and other expense, net, for the three months ended April 3, 2016 was an expense of $11.1 million, as compared to an expense of $9.4 million for the three months ended March 29, 2015, an increase of $1.7 million. The increase in interest and other expense, net, for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015, was primarily due to an increase in other expense, net and an increase in interest expense. Other expenses, net increased by $1.1 million for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015, and consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. Interest expense increased by $0.5 million for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015, due to higher outstanding debt balances as well as higher interest rates. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
For the three months ended April 3, 2016, the provision for income taxes from continuing operations was $10.2 million, as compared to $7.6 million for the three months ended March 29, 2015.

The effective tax rate from continuing operations was 17.6% for the three months ended April 3, 2016, as compared to 16.0% for the three months ended March 29, 2015. The higher effective tax rate during the first three months of fiscal year 2016, as compared to the first three months of fiscal year 2015, was primarily due to lower tax benefits related to discrete items, which were $0.8 million in the first three months of fiscal year 2016, as compared to $1.8 million in the first three months of fiscal year 2015.
Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of April 3, 2016 and January 3, 2016.
During the first three months of each of fiscal years 2016 and 2015, we settled various commitments related to the divestiture of discontinued operations and recognized a loss of $0.04 million and a gain of $0.02 million, respectively.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $11.7 million and $11.8 million as of April 3, 2016 and January 3, 2016, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at April 3, 2016 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended April 3, 2016 was $332.4 million, as compared to $326.1 million for the three months ended March 29, 2015, an increase of $6.4 million, or 2%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and a 0.1% net decrease in revenue attributable to the impact of prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Human Health segment reflects an increase of $3.7 million from our research market revenue and an increase of $2.7 million from our diagnostics market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Human Health segment for the three months ended April 3, 2016 and $0.3 million for the three months ended March 29, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our Human Health segment, we experienced growth during the first quarter of fiscal year 2016 in several of our products within our end markets, as compared to the first quarter of fiscal year 2015. In our research market, we experienced growth due to increased demand for our OneSource service offerings, as well as several of our product offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. In our diagnostics market, we experienced growth from continued expansion of our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the first quarter of fiscal year 2016. Demand in our medical imaging business declined slightly due to a change in customer ordering patterns.
Operating income from continuing operations for the three months ended April 3, 2016 was $54.7 million, as compared to $55.9 million for the three months ended March 29, 2015, a decrease of $1.2 million, or 2%. Amortization of intangible assets decreased and was $13.8 million for the three months ended April 3, 2016, as compared to $15.5 million for the three months ended March 29, 2015. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $1.7 million for the three months ended April 3, 2016, as compared to an incremental expense of $0.1 million for the three months ended March 29, 2015. In addition to the above items, decreased operating income for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015, was primarily the result of increased costs related to investments in new product development, which were partially offset by pricing initiatives.
Environmental Health
Revenue for the three months ended April 3, 2016 was $206.2 million, as compared to $200.8 million for the three months ended March 29, 2015, an increase of $5.4 million, or 3%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% net increase in revenue attributable to the impact of prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Environmental Health segment reflects an increase of $2.9 million from our laboratory services market revenue and an increase of $2.5 million from our environmental and industrial revenue. The increase in revenue was due to an increase in demand in our laboratory services business and in our food and environmental business within our environmental and industrial markets.
Operating income from continuing operations for the three months ended April 3, 2016 was $25.6 million, as compared to $11.3 million for the three months ended March 29, 2015, an increase of $14.3 million, or 126%. Amortization of intangible assets increased and was $5.3 million for the three months ended April 3, 2016, as compared to $4.4 million for the three months ended March 29, 2015. Acquisition related costs for contingent consideration and other acquisition costs added an incremental expense of $0.02 million for the three months ended April 3, 2016, as compared to $0.1 million for the three months ended March 29, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.1 million for the three months ended April 3, 2016, as compared to $4.9 million for the three months ended March 29, 2015. In addition to the above items, operating income increased for the three months ended April 3, 2016, as compared to the three months ended March 29, 2015, due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings and lower costs as a result of cost containment initiatives.

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
At April 3, 2016, we had cash and cash equivalents of $210.7 million, of which $206.5 million was held by our non-U.S. subsidiaries, and we had $98.5 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at April 3, 2016.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $206.5 million of cash and cash equivalents held by our non-U.S. subsidiaries at April 3, 2016, we would incur U.S. taxes on approximately $175.2 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the three months ended April 3, 2016, we repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. As of April 3, 2016, 2.7 million shares remained available for repurchase under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 3, 2016, we repurchased 66,658 shares of common stock for this purpose at an aggregate cost of $3.1 million.
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
During the first three months of fiscal year 2016, we contributed $2.3 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $7.0 million by the end of fiscal year 2016. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2016. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2016. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2016.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $32.1 million for the three months ended April 3, 2016, as compared to $37.6 million for the three months ended March 29, 2015, a decrease in cash provided of $5.6 million. The cash provided by operating activities for the three months ended April 3, 2016 was principally a result of income from continuing operations of $47.5 million adjusted for depreciation and amortization of $27.0 million and stock-based compensation expense of $4.0 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $47.2 million and a net cash increase in working capital of $0.9 million. Contributing to the net cash increase in working capital for the three months ended April 3, 2016, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $15.8 million, which was partially offset by a decrease in accounts receivable of $12.4 million and an increase in accounts payable of $4.2 million. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts receivable was a result of accounts receivable collections during the first three months of fiscal year 2016. The increase in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2016. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $47.2 million for the three months ended April 3, 2016, as compared to $37.7 million for the three months ended March 29, 2015. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $17.3 million for the three months ended April 3, 2016, as compared to $9.0 million for the three months ended March 29, 2015, an increase of $8.3 million. For the three months ended April 3, 2016, the net cash used in investing activities of our continuing operations was principally a result of $10.5 million of cash used for acquisitions and investments and capital expenditures of $7.8 million. These items were partially offset by cash proceeds of $1.0 million due to the sale of a business. Net cash used for capital expenditures was $4.5 million for the three months ended March 29, 2015. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the three months ended March 29, 2015, we used $4.6 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities was $47.7 million for the three months ended April 3, 2016, as compared to $24.7 million for the three months ended March 29, 2015, an increase of $23.0 million. For the three months ended April 3, 2016, we repurchased 3.3 million shares of our common stock, which includes 66,658 shares of our common stock pursuant to our equity incentive plans, for a total cost of $151.4 million, including commissions. This compares to repurchases of 85,739 shares of our common stock pursuant to our equity incentive plans, for the three months ended March 29, 2015, for a total cost of $4.0 million, including commissions. Proceeds from the issuance of common stock under stock plans was $1.2 million for the three months ended April 3, 2016 as compared to $8.8 million for the three months ended March 29, 2015. During the three months ended April 3, 2016, debt borrowings on our senior unsecured revolving credit facility totaled $183.0 million, which were partially offset by debt payments of $75.0 million. During the three months ended March 29, 2015, debt payments on our senior unsecured revolving credit facility totaled $98.0 million, which were partially offset by debt borrowings of $61.0 million. We paid $7.8 million and $7.9 million in dividends during the three months ended April 3, 2016 and March 29, 2015, respectively. During each of the three months ended April 3, 2016 and March 29, 2015, we had net payments on other credit facilities of $0.3 million. During the three months ended April 3, 2016, we received $2.6 million for settlement of forward foreign exchange contracts, as compared to $15.6 million received for the three months ended March 29, 2015. During the three months ended April 3, 2016, we made $0.1 million in payments for acquisition-related contingent consideration.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. The senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of April 3, 2016, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of April 3, 2016, we had $98.5 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At April 3, 2016, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of April 3, 2016 was 108 basis points. The weighted average Eurocurrency interest rate as of April 3, 2016 was 0.47%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.55%. As of April 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $587.8 million, which was net of $2.2 million of unamortized debt issuance costs. As of January 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of April 3, 2016.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of April 3, 2016, the 2021 Notes had an aggregate carrying value of $495.2 million, net of $2.0 million of unamortized original issue discount and $2.8 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of April 3, 2016.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At April 3, 2016, we had $37.9 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $36.8 million was recorded as long-term debt. At January 3, 2016, we had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2016 and for each quarter of fiscal year 2015. At April 3, 2016, we had accrued $7.6 million for dividends declared on January 28, 2016 for the first quarter of fiscal year 2016 that was paid in May 2016. On April 25, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2016 that will be payable in August 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
During the first quarter of fiscal year 2016, we entered into new lease agreements for certain operating facilities. Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 changed as a result of our entry into this agreement. Our total rental payments to the lessors are now expected to be $40.4 million for the remainder of fiscal year 2016, $39.4 million for fiscal year 2017, $30.1 million for fiscal year 2018, $23.8 million for fiscal year 2019, $20.1 million for fiscal year 2020 and $67.9 million in the aggregate thereafter. There have not been any other material changes during the first three months of fiscal year 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. We adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. We recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. In addition, excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the first quarter of fiscal year 2016 have been recognized in the current period’s income statement. We also excluded the excess tax benefits from the calculation of diluted earnings per share for the first quarter of fiscal year 2016. We applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. We have elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new guidance requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for financing and operating leases. The provisions of this guidance are to be applied using a modified retrospective approach and are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are evaluating the requirements of this guidance and has not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under this new guidance, companies that use inventory measurement methods other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The provisions of this guidance are to be applied prospectively and are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the requirements of this guidance. The adoption is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The standard may be adopted either using a full retrospective approach or a modified retrospective approach. We are evaluating the requirements of this guidance and have not yet determined the transition method to use or the impact of its adoption on our consolidated financial position, results of operations and cash flows. We do not intend to early adopt this standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2015 Form 10-K.
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

We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments. Although we attempt to manage our foreign exchange risk through the above activities, when the U.S. dollar weakens against other currencies in which we transact business, sales and net income generally will be positively but not proportionately impacted. Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, sales and net income will generally be negatively but not proportionately impacted.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $140.2 million, $127.3 million and $108.2 million at April 3, 2016, January 3, 2016 and March 29, 2015, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 3, 2016 and March 29, 2015.

In addition, in connection with certain intercompany loan agreements utilized to finance our acquisitions and stock repurchase program, we enter into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. We record these hedges at fair value on our condensed consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within our condensed consolidated statement of cash flows.

As of April 3, 2016, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €106.7 million and combined U.S. Dollar notional amounts of $9.9 million. The combined Euro denominated notional amounts of these outstanding hedges was €107.4 million and €273.7 million as of January 3, 2016 and March 29, 2015, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ending April 3, 2016 and March 29, 2015. We received $2.6 million and $15.6 million during the three months ended April 3, 2016 and March 29, 2015, respectively, from the settlement of these hedges.

Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2015 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.

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
Interest Rate Risk—Sensitivity. Our 2015 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2015 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 3, 2016. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 3, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 3, 2016 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Some of the businesses we acquire may be unprofitable or marginally profitable, or may increase the variability of our revenue recognition. If, for example, we are unable to successfully commercialize products and services related to significant in-process research and development that we have capitalized, we may have to impair the value of such assets. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, loss of key personnel, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. Additionally, if we are not successful in selling businesses we seek to divest, the activity of such businesses may dilute our earnings and we may not be able to achieve the expected benefits of such divestitures. As a result, our financial results may differ from our forecasts or the expectations of the investment community in a given quarter or over the long term.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the three months ended April 3, 2016. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
If we experience a significant disruption in, or breach in security of, our information technology systems, or inadvertent transfer of information, or if we fail to implement new systems, software and technologies successfully, our business could be adversely affected.
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
As of April 3, 2016, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 28, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2016 that was paid in May 2016. On April 25, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2016 that will be payable in August 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2016—February 7, 2016	749	$48.10	—	5,900,000
February 8, 2016—March 6, 2016	3,265,142	46.31	3,200,000	2,700,000
March 7, 2016—April 3, 2016	767	47.92	—	2,700,000
Activity for quarter ended April 3, 2016	3,266,658	$46.31	3,200,000	2,700,000
 ____________________

(1)
On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on October 23, 2016 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the first quarter of fiscal year 2016, we repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. As of April 3, 2016, 2.7 million shares remained available for repurchase under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the first quarter of fiscal year 2016, we repurchased 66,658 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended April 3, 2016 and March 29, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2016 and March 29, 2015, (iii) Condensed Consolidated Balance Sheets at April 3, 2016 and January 3, 2016, (iv) Condensed Consolidated Statement of

Cash Flows for the three months ended April 3, 2016 and March 29, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 10, 2016	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 10, 2016	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended April 3, 2016 and March 29, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2016 and March 29, 2015, (iii) Condensed Consolidated Balance Sheets at April 3, 2016 and January 3, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2016 and March 29, 2015, and (v) Notes to Condensed Consolidated Financial Statements.