Form 10-Q
period 2016-07-03
PERKINELMER INC
filed 2016-08-09
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016, there were outstanding 109,401,961 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands, except per share data)
Product revenue	$393,400	$388,718	$758,420	$748,031
Service revenue	179,267	175,188	352,931	342,776
Total revenue	572,667	563,906	1,111,351	1,090,807
Cost of product revenue	197,497	201,675	378,076	386,284
Cost of service revenue	109,887	109,719	217,895	216,637
Total cost of revenue	307,384	311,394	595,971	602,921
Selling, general and administrative expenses	153,994	146,742	301,539	292,615
Research and development expenses	35,007	32,683	68,792	64,803
Restructuring and contract termination charges, net	5,089	4,956	5,089	4,956
Operating income from continuing operations	71,193	68,131	139,960	125,512
Interest and other expense, net	5,393	10,843	16,479	20,264
Income from continuing operations before income taxes	65,800	57,288	123,481	105,248
Provision for income taxes	4,578	8,292	14,754	15,941
Income from continuing operations	61,222	48,996	108,727	89,307
Gain on (loss from) discontinued operations before income taxes	—	35	—	(2)
Loss on disposition of discontinued operations before income taxes	(8)	(10)	(11)	(23)
(Benefit from) provision for income taxes on discontinued operations	(2,643)	47	(2,607)	(26)
Gain on (loss from) discontinued operations	2,635	(22)	2,596	1
Net income	$63,857	$48,974	$111,323	$89,308
Basic earnings per share:
Income from continuing operations	$0.56	$0.43	$0.99	$0.79
Gain on (loss from) discontinued operations	0.02	(0.00)	0.02	0.00
Net income	$0.59	$0.43	$1.01	$0.79
Diluted earnings per share:
Income from continuing operations	$0.56	$0.43	$0.98	$0.79
Gain on (loss from) discontinued operations	0.02	(0.00)	0.02	0.00
Net income	$0.58	$0.43	$1.01	$0.79
Weighted average shares of common stock outstanding:
Basic	108,970	113,018	109,690	112,829
Diluted	109,844	113,833	110,520	113,636
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Net income	$63,857	$48,974	$111,323	$89,308
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30,994)	12,271	573	(11,426)
Unrealized (losses) gains on securities, net of tax	(2)	(34)	30	(63)
Other comprehensive (loss) income	(30,996)	12,237	603	(11,489)
Comprehensive income	$32,861	$61,211	$111,926	$77,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3, 2016	January 3, 2016
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$248,083	$237,932
Accounts receivable, net	435,822	439,015
Inventories	300,262	288,028
Other current assets	94,780	68,186
Total current assets	1,078,947	1,033,161
Property, plant and equipment:
At cost	508,953	494,956
Accumulated depreciation	(341,757)	(327,927)
Property, plant and equipment, net	167,196	167,029
Marketable securities and investments	1,448	1,586
Intangible assets, net	454,407	490,811
Goodwill	2,272,202	2,276,149
Other assets, net	219,796	197,559
Total assets	$4,193,996	$4,166,295
Current liabilities:
Current portion of long-term debt	$1,147	$1,123
Accounts payable	156,442	152,726
Accrued restructuring and contract termination charges	11,492	17,090
Accrued expenses and other current liabilities	390,000	388,446
Current liabilities of discontinued operations	2,100	2,100
Total current liabilities	561,181	561,485
Long-term debt	1,056,934	1,011,762
Long-term liabilities	487,678	482,607
Total liabilities	2,105,793	2,055,854
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 109,394,000 shares and 112,034,000 shares at July 3, 2016 and at January 3, 2016, respectively	109,394	112,034
Capital in excess of par value	13,127	52,932
Retained earnings	2,011,035	1,991,431
Accumulated other comprehensive loss	(45,353)	(45,956)
Total stockholders’ equity	2,088,203	2,110,441
Total liabilities and stockholders’ equity	$4,193,996	$4,166,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In thousands)
Operating activities:
Net income	$111,323	$89,308
Gain on discontinued operations, net of income taxes	(2,596)	(1)
Income from continuing operations	108,727	89,307
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	5,089	4,956
Depreciation and amortization	53,396	56,593
Gain on disposition of businesses and assets, net	(5,562)	—
Stock-based compensation	9,911	8,193
Amortization of deferred debt financing costs and accretion of discount	751	677
Amortization of acquired inventory revaluation	396	6,467
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	6,233	30,843
Inventories	(6,639)	(33,327)
Accounts payable	2,501	(1,541)
Accrued expenses and other	(49,121)	(61,007)
Net cash provided by operating activities of continuing operations	125,682	101,161
Net cash provided by (used in) operating activities of discontinued operations	2,596	(27)
Net cash provided by operating activities	128,278	101,134
Investing activities:
Capital expenditures	(16,320)	(10,099)
Proceeds from disposition of businesses	21,000	—
Proceeds from surrender of life insurance policies	44	—
Changes in restricted cash balances	(2,000)	59
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(10,484)	(18,735)
Net cash used in investing activities	(7,760)	(28,775)
Financing activities:
Payments on revolving credit facility	(195,000)	(249,000)
Proceeds from revolving credit facility	240,000	184,000
Settlement of cash flow hedges	1,278	23,468
Net (payments on) proceeds from other credit facilities	(553)	344
Payments for acquisition-related contingent consideration	(99)	—
Proceeds from issuance of common stock under stock plans	8,953	12,669
Purchases of common stock	(151,544)	(4,095)
Dividends paid	(15,474)	(15,799)
Net cash used in financing activities	(112,439)	(48,413)
Effect of exchange rate changes on cash and cash equivalents	2,072	(6,597)
Net increase in cash and cash equivalents	10,151	17,349
Cash and cash equivalents at beginning of period	237,932	174,821
Cash and cash equivalents at end of period	$248,083	$192,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC (the “2015 Form 10-K”). The balance sheet amounts at January 3, 2016 in this report were derived from the Company’s audited 2015 consolidated financial statements included in the 2015 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 3, 2016 and June 28, 2015, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. The Company has evaluated subsequent events from July 3, 2016 through the date of the issuance of these condensed consolidated financial statements and has determined that other than the events the Company has disclosed within the footnotes to the financial statements, no material subsequent events have occurred that would affect the information presented in these condensed consolidated financial statements or would require additional disclosure.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. The Company adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. The Company recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the six months ended July 3, 2016 have been recognized in the current period’s income statement. The Company also excluded the excess tax benefits from the calculation of diluted earnings per share for the three and six months ended July 3, 2016. The Company applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. ASU 2016-12, ASU 2016-10 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of the foregoing standards and has not yet determined the transition method to use or the impact of their adoption on the Company’s consolidated financial position, results of operations and cash flows. The Company does not intend to early adopt these standards.

Note 2: Business Combinations
Acquisitions in fiscal year 2016
During the first six months of fiscal year 2016, the Company completed the acquisition of a business for total consideration of $8.8 million in cash. The excess of the purchase price over the fair value of the acquired business's net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisition, the Company recorded goodwill of $3.7 million, which is not tax deductible, and intangible assets of $2.0 million. The Company has reported the operations for this acquisition within the results of the Company's Environmental Health segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology and trade name, acquired as part of this acquisition had weighted average amortization periods of 11 years. Subsequent to July 3, 2016, the Company completed the acquisition of a business for total consideration of $61.0 million in cash, net of cash acquired, as of the closing date. The operations for this acquisition will be reported within the results of the Company's Human Health and Environment Health segments from the acquisition date.
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
As of July 3, 2016, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $94.6 million. As of July 3, 2016, the Company has recorded contingent consideration obligations with an estimated fair value of $62.9 million, of which $9.7 million was recorded in accrued expenses and other current liabilities, and $53.2 million was recorded in long-term liabilities. As of January 3, 2016, the Company had recorded contingent consideration obligations with an estimated fair value of $57.4 million, of which $9.4 million was recorded in accrued expenses and other current liabilities, and $48.0 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed six years from the respective acquisition dates, and the remaining weighted average expected earnout period at July 3, 2016 was two years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition activities for the three and six months ended July 3, 2016 were $0.2 million and $0.5 million, respectively. Total transaction costs related to acquisition activities for the three and six months ended June 28, 2015 were $0.2 million and $0.4 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. The Company has accounted for these businesses as discontinued operations and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 3, 2016 and January 3, 2016.
During the first six months of each of fiscal years 2016 and 2015, the Company settled various commitments related to the divestiture of discontinued operations and recognized pre-tax losses of $0.01 million and $0.02 million, respectively. The Company recorded a tax benefit of $2.6 million on discontinued operations and dispositions for each of the three and six months ended July 3, 2016. The Company recorded a tax provision of $0.05 million and $0.03 million on discontinued operations and dispositions for the three and six months ended June 28, 2015, respectively.
During the second quarter of 2016, the Company completed the sale of its investment in PerkinElmer Labs, Inc., recognizing a pre-tax gain of $7.1 million. The sale generated a capital loss for tax purposes of $7.3 million, which resulted in an income tax benefit of $2.5 million that was recognized as a discrete benefit during the second quarter of 2016. PerkinElmer Labs, Inc. was a component of the Company's Human Health segment. The pre-tax gain recognized in the second quarter of 2016 is included in interest and other expense, net in the condensed consolidated statement of operations. The divestiture of PerkinElmer Labs, Inc. has not been classified as a discontinued operation in this Form 10-Q because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
During the second quarter of 2016, the Company entered into a letter of intent to contribute certain assets to an academic institution in the United Kingdom. The Company recognized a pre-tax loss of $1.6 million related to the write-off of assets in the second quarter of 2016 which is included in interest and other expense, net in the condensed consolidated statement of operations.

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

The Company implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan").The Company implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions and closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2015 Form 10-K.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions that were implemented during fiscal years 2016 and 2015:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility

	(In thousands, except headcount data)
Q2 2016 Plan	90	$4,049	$1,239	$—	$—	$5,288	Q3 FY2017	—
Q4 2015 Plan	174	2,230	9,065	285	—	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	97	1,850	4,160	—	—	6,010	Q2 FY2016	—
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

At July 3, 2016, the Company had $15.8 million recorded for accrued restructuring and contract termination charges, of which $11.5 million was recorded in short-term accrued restructuring and contract termination charges and $4.3 million was recorded in long-term liabilities. At January 3, 2016, the Company had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.1 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended July 3, 2016:

	Balance at January 3, 2016	2016 Charges	2016 Changes in Estimates, Net	2016 Amounts Paid	Balance at July 3, 2016
	(In thousands)
Severance:
Q2 2016 Plan	$—	$5,288	$—	$(1,719)	$3,569
Q4 2015 Plan	10,370	—	(100)	(7,312)	2,958
Q2 2015 Plan	1,149	—	(177)	(296)	676

Facility:
Q4 2015 Plan	259	—	—	(92)	167

Previous Plans	10,287	—	78	(1,985)	8,380
Restructuring	22,065	5,288	(199)	(11,404)	15,750
Contract Termination	132	—	—	(55)	77
Total Restructuring and Contract Termination	$22,197	$5,288	$(199)	$(11,459)	$15,827

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Interest income	$(127)	$(132)	$(237)	$(341)
Interest expense	9,939	9,302	19,780	18,690
Gain on disposition of businesses and assets, net (see Note 3)	(5,562)	—	(5,562)	—
Other expense, net	1,143	1,673	2,498	1,915
Total interest and other expense, net	$5,393	$10,843	$16,479	$20,264
Foreign currency transaction (gains) losses were $(0.6) million and $3.5 million for the three and six months ended July 3, 2016, respectively. Foreign currency transaction losses were $9.4 million and $25.2 million for the three and six months ended June 28, 2015, respectively. Net losses (gains) from forward currency hedge contracts were $1.8 million and $(1.0) million for the three and six months ended July 3, 2016, respectively. Net gains from forward currency hedge contracts were $7.8 million and $23.3 million for the three and six months ended June 28, 2015, respectively. These amounts were included in other expense, net.

Note 6: Inventories

Inventories as of July 3, 2016 and January 3, 2016 consisted of the following:

	July 3, 2016	January 3, 2016
	(In thousands)
Raw materials	$102,079	$98,984
Work in progress	17,228	17,858
Finished goods	180,955	171,186
Total inventories	$300,262	$288,028

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
At July 3, 2016, the Company had gross tax effected unrecognized tax benefits of $28.2 million, of which $26.5 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $1.8 million of its uncertain tax positions at July 3, 2016, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2009 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first six months of fiscal years 2016 and 2015, the Company recorded net discrete income tax benefits of $5.4 million and $2.8 million, respectively. The discrete tax benefit in the first six months of fiscal year 2016 includes tax benefits from the sale of a subsidiary.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of July 3, 2016, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of July 3, 2016, the Company had $161.5 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At July 3, 2016, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of July 3, 2016 was 108 basis points. The weighted average Eurocurrency interest rate as of July 3, 2016 was 0.50%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.58%. As of July 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $525.0 million, which was net of $2.0 million of unamortized debt issuance costs. As of January 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants in the Company's senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if the Company's credit rating is downgraded below investment grade. On July 19, 2016, the Company repaid in full the outstanding balance of the senior unsecured revolving credit facility, thereby increasing the borrowing availability from $161.5 million as of July 3, 2016 to $688.5 million as of July 19, 2016. As previously disclosed in connection with the Company’s issuance on July 19, 2016 of €500.0 million aggregate principal amount of senior unsecured notes due in 2026, the Company expects to terminate the current senior unsecured revolving credit facility and enter into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of July 3, 2016, the 2021 Notes had an aggregate carrying value of $495.4 million, net of $1.9 million of unamortized original issue discount and $2.7 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At July 3, 2016, the Company had $37.6 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $36.5 million was recorded as long-term debt. At January 3, 2016, the Company had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's senior unsecured revolving credit facility.
Prior to April 19, 2026 (three months prior to their maturity date), the Company may redeem the 2026 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2026 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2026 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2026 Notes) plus 35 basis points; plus, in each case, accrued and unpaid interest. In addition, at any time on or after April 19, 2026 (three months prior to their maturity date), the Company may redeem the 2026 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2026 Notes due to be redeemed plus accrued and unpaid interest.
Upon a change of control (as defined in the indenture governing the 2026 Notes) and a contemporaneous downgrade of the 2026 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the 2026 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest.

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

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Number of common shares—basic	108,970	113,018	109,690	112,829
Effect of dilutive securities:
Stock options	688	639	675	659
Restricted stock awards	186	176	155	148
Number of common shares—diluted	109,844	113,833	110,520	113,636
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	250	493	674	713
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Human Health
Product revenue	$254,688	$242,506	$489,773	$473,654
Service revenue	98,789	98,982	196,146	193,887
Total revenue	353,477	341,488	685,919	667,541
Operating income from continuing operations	57,592	60,531	112,319	116,413
Environmental Health
Product revenue	138,712	146,212	268,647	274,377
Service revenue	80,478	76,206	156,785	148,889
Total revenue	219,190	222,418	425,432	423,266
Operating income from continuing operations	25,596	19,422	51,193	30,768
Corporate
Operating loss from continuing operations	(11,995)	(11,822)	(23,552)	(21,669)
Continuing Operations
Product revenue	393,400	388,718	758,420	748,031
Service revenue	179,267	175,188	352,931	342,776
Total revenue	572,667	563,906	1,111,351	1,090,807
Operating income from continuing operations	71,193	68,131	139,960	125,512
Interest and other expense, net (see Note 5)	5,393	10,843	16,479	20,264
Income from continuing operations before income taxes	$65,800	$57,288	$123,481	$105,248

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 3, 2016	January 3, 2016
	(In thousands)
Foreign currency translation adjustments	$(46,273)	$(46,846)
Unrecognized prior service costs, net of income taxes	1,259	1,259
Unrealized net losses on securities, net of income taxes	(339)	(369)
Accumulated other comprehensive loss	$(45,353)	$(45,956)

Stock Repurchases:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program") that was to expire on October 23, 2016 unless terminated earlier by the Board. During the six months ended July 3, 2016, the Company repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. As of July 3, 2016, 2.7 million shares remained available for repurchase under the Repurchase Program. On July 27, 2016, the Board authorized the Company to immediately terminate the Repurchase Program and further authorized the Company to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the six months ended July 3, 2016, the Company repurchased 70,297 shares of common stock for this purpose at an aggregate cost of $3.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first two quarters of fiscal year 2016 and in each quarter of fiscal year 2015. At July 3, 2016, the Company has accrued $7.6 million for dividends declared on April 25, 2016 for the second quarter of fiscal year 2016 that will be payable on August 10, 2016. On July 27, 2016, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2016 that will be payable on November 10, 2016. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, included in the Company’s condensed consolidated statements of operations for the three and six months ended July 3, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Cost of product and service revenue	$318	$392	$522	$640
Research and development expenses	250	141	435	300
Selling, general and administrative expenses	5,390	3,673	8,954	7,253
Total stock-based compensation expense	$5,958	$4,206	$9,911	$8,193
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $5.3 million and $7.3 million for the three and six months ended July 3, 2016, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.4 million and $2.7 million for the three and six months ended June 28, 2015, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of July 3, 2016 and June 28, 2015.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	July 3, 2016	June 28, 2015
Risk-free interest rate	1.3%	1.3%
Expected dividend yield	0.6%	0.6%
Expected term	5 years	5 years
Expected stock volatility	25.2%	26.5%
The following table summarizes stock option activity for the six months ended July 3, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 3, 2016	2,372	$33.12
Granted	584	44.49
Exercised	(389)	23.04
Canceled	(1)	12.95
Forfeited	(23)	47.85
Outstanding at July 3, 2016	2,543	$37.15	4.2	$39.3
Exercisable at July 3, 2016	1,521	$31.98	3.0	$31.4
The weighted-average per-share grant-date fair value of options granted during the three and six months ended July 3, 2016 was $12.49 and $10.13, respectively. The Company did not grant any options during the three months ended June 28, 2015. The weighted-average per-share grant-date fair value of options granted during the six months ended June 28, 2015 was $10.99. The total intrinsic value of options exercised during the three and six months ended July 3, 2016 was $10.3 million and $11.9 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 28, 2015 was $4.3 million and $21.9 million, respectively. Cash received from option exercises for the six months ended July 3, 2016 and June 28, 2015 was $9.0 million and $12.7 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.3 million and $2.4 million for the three and six months ended July 3, 2016, respectively, and $1.1 million and $1.9 million for the three and six months ended June 28, 2015, respectively.
There was $8.8 million of total unrecognized compensation cost related to nonvested stock options granted as of July 3, 2016. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended July 3, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 3, 2016	502	$42.61
Granted	256	46.74
Vested	(200)	38.85
Forfeited	(22)	45.09
Nonvested at July 3, 2016	536	$45.88
The fair value of restricted stock awards vested during the three and six months ended July 3, 2016 was $0.9 million and $7.8 million, respectively. The fair value of restricted stock awards vested during the three and six months ended June 28, 2015 was $0.3 million and $7.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.8 million and $5.1 million for the three and six months ended July 3, 2016, respectively, and $2.3 million and $4.3 million for the three and six months ended June 28, 2015, respectively.
As of July 3, 2016, there was $17.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.78 years.
Performance Units: The Company granted 77,453 and 66,509 performance units during the six months ended July 3, 2016 and June 28, 2015, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the six months ended July 3, 2016 and June 28, 2015 was $42.47 and $46.83, respectively. During the six months ended July 3, 2016, no performance units were forfeited. During the six months ended June 28, 2015, 8,860 performance units were forfeited. The total compensation expense recognized related to performance units was $1.1 million and $1.7 million for the three and six months ended July 3, 2016, respectively, and $0.1 million and $1.2 million for the three and six months ended June 28, 2015, respectively. As of July 3, 2016, there were 208,478 performance units outstanding and subject to forfeiture, with a corresponding liability of $5.2 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides non-employee directors an annual equity award. The Company granted 1,821 shares and 1,953 shares to each non-employee member of the Board during the six months ended July 3, 2016 and June 28, 2015, respectively. The Company also granted 544 shares to a new non-employee member of the Board during the three months ended March 29, 2015. The weighted-average per-share grant-date fair value of the stock award granted during the six months ended July 3, 2016 and June 28, 2015 was $54.91 and $51.01, respectively. The total compensation expense recognized related to these stock awards was $0.7 million for each of the three and six months ended July 3, 2016 and June 28, 2015.
Employee Stock Purchase Plan: During the six months ended July 3, 2016, the Company issued 23,898 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $49.80 per share. During the six months ended June 28, 2015, the Company issued 29,565 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $41.54 per share. At July 3, 2016, an aggregate of 0.9 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2016, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2016.
The changes in the carrying amount of goodwill for the six months ended July 3, 2016 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 3, 2016	$1,672,491	$603,658	$2,276,149
Foreign currency translation	266	65	331
Disposition of businesses	(7,923)	—	(7,923)
Acquisitions and other	(28)	3,673	3,645
Balance at July 3, 2016	$1,664,806	$607,396	$2,272,202

Identifiable intangible asset balances at July 3, 2016 and January 3, 2016 by category were as follows:

	July 3, 2016	January 3, 2016
	(In thousands)
Patents	$39,921	$39,911
Less: Accumulated amortization	(31,113)	(29,788)
Net patents	8,808	10,123
Trade names and trademarks	40,429	40,249
Less: Accumulated amortization	(22,445)	(20,686)
Net trade names and trademarks	17,984	19,563
Licenses	59,137	58,969
Less: Accumulated amortization	(47,477)	(45,286)
Net licenses	11,660	13,683
Core technology	309,935	307,242
Less: Accumulated amortization	(226,752)	(211,829)
Net core technology	83,183	95,413
Customer relationships	383,378	391,566
Less: Accumulated amortization	(201,960)	(191,655)
Net customer relationships	181,418	199,911
IPR&D	85,462	85,679
Less: Accumulated amortization	(4,692)	(4,145)
Net IPR&D	80,770	81,534
Net amortizable intangible assets	383,823	420,227
Non-amortizing intangible assets:
Trade names	70,584	70,584
Total	$454,407	$490,811
Total amortization expense related to definite-lived intangible assets was $18.9 million and $37.9 million for the three and six months ended July 3, 2016, respectively, and $19.9 million and $39.7 million for the three and six months June 28, 2015, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $35.0 million for the remainder of fiscal year 2016, $63.0 million for fiscal year 2017, $61.4 million for fiscal year 2018, $49.5 million for fiscal year 2019, and $40.8 million for fiscal year 2020.

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

A summary of warranty reserve activity for the three and six months ended July 3, 2016 and June 28, 2015 is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Balance at beginning of period	$10,776	$10,871	$10,922	$10,783
Provision charged to income	3,968	4,330	7,852	8,488
Payments	(4,091)	(3,984)	(8,286)	(7,746)
Adjustments to previously provided warranties, net	(182)	(550)	(279)	(471)
Foreign currency translation and acquisitions	(75)	143	187	(244)
Balance at end of period	$10,396	$10,810	$10,396	$10,810

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic credit for the Company’s various defined benefit employee pension and postretirement plans for the three and six months ended July 3, 2016 and June 28, 2015:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Service cost	$1,096	$1,085	$25	$27
Interest cost	4,727	5,176	36	36
Expected return on plan assets	(6,174)	(6,510)	(259)	(266)
Curtailment gain	—	(816)	—	—
Actuarial loss	—	821	—	—
Amortization of prior service costs	(55)	(59)	—	—
Net periodic benefit credit	$(406)	$(303)	$(198)	$(203)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Service cost	$2,188	$2,191	$50	$54
Interest cost	9,457	10,426	72	72
Expected return on plan assets	(12,362)	(13,022)	(518)	(532)
Curtailment gain	—	(816)	—	—
Actuarial loss	—	821	—	—
Amortization of prior service costs	(109)	(123)	—	—
Net periodic benefit credit	$(826)	$(523)	$(396)	$(406)
During the six months ended July 3, 2016 and June 28, 2015, the Company contributed $5.2 million and $5.7 million, respectively, in the aggregate, to pension plans outside of the United States. During the six months ended July 3, 2016, the Company did not make contributions to its defined benefit pension plan in the United States. During the six months ended June 28, 2015, the Company contributed $20.0 million to its defined benefit pension plan in the United States.
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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $131.5 million, $127.3 million and $101.6 million at July 3, 2016, January 3, 2016 and June 28, 2015, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 3, 2016 and June 28, 2015.

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

As of July 3, 2016, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €45.4 million and combined U.S. Dollar notional amounts of $10.2 million. The combined Euro notional amounts of these outstanding hedges was €107.4 million and €156.1 million as of January 3, 2016 and June 28, 2015, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 3, 2016 and June 28, 2015. The Company received $1.3 million and $23.5 million during the six months ended July 3, 2016 and June 28, 2015, respectively, from the settlement of these hedges.

On July 19, 2016, in connection with the issuance of the 2026 Notes, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), as well as to offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 19, 2016, €495.6 million in foreign currency denominated debt was designated to hedge investments in foreign subsidiaries.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of July 3, 2016.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 3, 2016. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 3, 2016 and January 3, 2016 classified in one of the three classifications described above:

		Fair Value Measurements at July 3, 2016 Using:
	Total Carrying Value at July 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,448	$1,448	$—	$—
Foreign exchange derivative assets	710	—	710	—
Foreign exchange derivative liabilities	(1,708)	—	(1,708)	—
Contingent consideration	(62,878)	—	—	(62,878)

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,586	$1,586	$—	$—
Foreign exchange derivative assets	2,659	—	2,659	—
Foreign exchange derivative liabilities	(442)	—	(442)	—
Contingent consideration	(57,350)	—	—	(57,350)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 3, 2016 and January 3, 2016, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the second quarter of fiscal year 2016, the Company updated the fair value of the contingent consideration and recorded a liability of $62.6 million as of July 3, 2016. The key assumptions used to determine the fair value of the contingent consideration as of July 3, 2016 included projected milestone dates of 2016 to 2019, discount rates ranging from 2.3% to 9.8%, conditional probabilities of success of each individual milestone ranging from 85% to 95% and cumulative probabilities of success for each individual milestone ranging from 56% to 95%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of July 3, 2016, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $94.6 million. The expected maximum earnout period for acquisitions with open contingency periods does not exceed six years from the respective acquisition dates, and the remaining weighted average earnout period at July 3, 2016 was two years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Balance at beginning of period	$(58,579)	$(81)	$(57,350)	$(91)
Additions	—	(475)	—	(475)
Amounts paid and foreign currency translation	6	—	100	10
Change in fair value (included within selling, general and administrative expenses)	(4,305)	81	(5,628)	81
Balance at end of period	$(62,878)	$(475)	$(62,878)	$(475)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of July 3, 2016, the Company’s senior unsecured revolving credit facility, which provides for $700.0 million of revolving loans, had borrowings outstanding of $527.0 million, which excluded $2.0 million of unamortized debt issuance costs and letters of credit. As of January 3, 2016, the Company's senior unsecured revolving credit facility had $482.0 million of borrowings outstanding, which excluded $2.4 million of unamortized debt issuance costs and letters of credit. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2016. Consequently, the borrowing value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $495.4 million, net of $1.9 million of unamortized original issue discount and $2.7 million of unamortized debt issuance costs as of July 3, 2016. The 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs as of January 3, 2016. The 2021 Notes had a fair value of $552.2 million and $518.9 million as of July 3, 2016 and January 3, 2016, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $37.6 million and $38.2 million as of July 3, 2016 and January 3, 2016, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of July 3, 2016, the 2021 Notes and financing lease obligations were classified as Level 2.

As of July 3, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $11.5 million and $11.8 million as of July 3, 2016 and January 3, 2016, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 3, 2016 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Second Quarter of Fiscal Year 2016
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 1, 2017 ("fiscal year 2016") will include 52 weeks, while the fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 was reflected in our third quarter, which consisted of 14 weeks as compared to our third quarter of fiscal year 2016, which will consist of 13 weeks.
Our overall revenue in the second quarter of fiscal year 2016 was $572.7 million and increased $8.8 million, or 2%, as compared to the second quarter of fiscal year 2015, reflecting an increase of $12.0 million, or 4%, in our Human Health segment revenue and a decrease of $3.2 million, or 1%, in our Environmental Health segment revenue. The increase in our Human Health segment revenue during the second quarter of fiscal year 2016 was primarily driven by our newborn screening business within our diagnostics market as well as our OneSource service offerings within our research market. The decrease in our Environmental Health segment revenue during the second quarter of fiscal year 2016 was primarily due to a decrease in our food and environmental business partially offset by an increase in demand in our laboratory services business.
In our Human Health segment, we experienced growth during the second quarter of fiscal year 2016 in several of our products within our end markets, as compared to the second quarter of fiscal year 2015. In our research market, we experienced growth due to increased demand for our OneSource service offerings, as well as several of our product offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. In our diagnostics market, we experienced growth from continued expansion of our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the second quarter of fiscal year 2016. Demand in our medical imaging business declined slightly due to a change in customer ordering patterns. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in savings of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
In our Environmental Health segment, we had a decrease in revenue for the second quarter of fiscal year 2016 as compared to the second quarter of fiscal year 2015. The decrease in revenue was due to lower sales in our food and environmental business within our environmental and industrial markets partially offset by an increase in demand in our laboratory services business. We nevertheless anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 155 basis points in the second quarter of fiscal year 2016, as compared to the second quarter of fiscal year 2015, primarily due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings. Our consolidated operating margins increased 35 basis points in the second quarter of fiscal year 2016, as compared to the second quarter of fiscal year 2015, primarily due to higher gross margins and lower costs as a result of cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (our “2015 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the six months ended July 3, 2016.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 3, 2016 was $572.7 million, as compared to $563.9 million for the three months ended June 28, 2015, an increase of $8.8 million, or 2%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% net decrease in revenue attributable to the impact of prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 3, 2016 as compared to the three months ended June 28, 2015 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Human Health segment revenue was $353.5 million for the three months ended July 3, 2016, as compared to $341.5 million for the three months ended June 28, 2015, an increase of $12.0 million, or 4%, due to an increase of $4.2 million from our research market revenue and an increase of $7.8 million from our diagnostics market revenue. Our Environmental Health segment revenue was $219.2 million for the three months ended July 3, 2016, as compared to $222.4 million for the three months ended June 28, 2015, a decrease of $3.2 million, or 1%, due to a decrease of $6.3 million from our environmental and industrial markets revenue partially offset by an increase of $3.1 million from our laboratory services market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended July 3, 2016 and June 28, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended July 3, 2016 was $1,111.4 million, as compared to $1,090.8 million for the six months ended June 28, 2015, an increase of $20.6 million, or 2%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.3% decrease in revenue attributable to prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 3, 2016 as compared to the six months ended June 28, 2015 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Human Health segment revenue increased $18.4 million, or 3%, due to an increase in diagnostics market revenue of $10.5 million and an increase in research market revenue of $7.9 million. Our Environmental Health segment revenue increased $2.1 million, or 1%, due to an increase in laboratory services market revenue of $6.0 million partially offset by a decrease in environmental and industrial markets revenue of $3.8 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue for the six months ended July 3, 2016 and $0.5 million for the six months ended June 28, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 3, 2016 was $307.4 million, as compared to $311.4 million for the three months ended June 28, 2015, a decrease of $4.0 million, or 1%. As a percentage of revenue, cost of revenue decreased to 53.7% for the three months ended July 3, 2016 from 55.2% for the three months ended June 28, 2015, resulting in an increase in gross margin of 155 basis points from 44.8% for the three months ended June 28, 2015 to 46.3% for the three months ended July 3, 2016. Amortization of intangible assets decreased and was $8.4 million for the three months ended July 3, 2016, as compared to $10.8 million for the three months ended June 28, 2015. Stock-based compensation expense was $0.3 million for the three months ended July 3, 2016 as compared to $0.4 million for the three months ended June 28, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended July 3, 2016, as compared to $1.6 million for the three months ended June 28, 2015. Other purchase accounting adjustments added an incremental expense of $0.02 million for each of the three months ended July 3, 2016 and June 28, 2015. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.
Cost of revenue for the six months ended July 3, 2016 was $596.0 million, as compared to $602.9 million for the six months ended June 28, 2015, a decrease of $6.9 million, or 1%. As a percentage of revenue, cost of revenue decreased to 53.6% for the six months ended July 3, 2016, from 55.3% for the six months ended June 28, 2015, resulting in an increase in gross margin of 165 basis points to 46.4% for the six months ended July 3, 2016, from 44.7% for the six months ended June 28, 2015. Amortization of intangible assets decreased and was $16.9 million for the six months ended July 3, 2016, as compared to $21.5 million for the six months ended June 28, 2015. Stock-based compensation expense was $0.5 million for the six months ended July 3, 2016, as compared to $0.6 million for the six months ended June 28, 2015. The mark-to-market adjustment for postretirement benefit plans was a gain of $3 thousand for the six months ended July 3, 2016, as compared to a loss of $0.2 million for the six months ended June 28, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.4 million for the six months ended July 3, 2016 as compared to $6.5 million for the six months ended June 28, 2015. Other purchase accounting adjustments added an incremental expense of $0.03 million for each of the six months ended July 3, 2016 and June 28, 2015. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and early benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 3, 2016 were $154.0 million, as compared to $146.7 million for the three months ended June 28, 2015, an increase of $7.3 million, or 5%. As a percentage of revenue, selling, general and administrative expenses increased and were 26.9% for the three months ended July 3, 2016, as compared to 26.0% for the three months ended June 28, 2015. Amortization of intangible assets increased and was $10.3 million for the three months ended July 3, 2016, as compared to $8.9 million for the three months ended June 28, 2015. Stock-based compensation expense was $5.4 million for the three months ended July 3, 2016 as compared to $3.7 million for the three months ended June 28, 2015. Other purchase accounting adjustments added an incremental expense of $4.3 million for the three months ended July 3, 2016, as compared to $0.02 million for the three months ended June 28, 2015. Acquisition-related expenses added an incremental expense of $0.2 million for the each of the three months ended July 3, 2016 and June 28, 2015. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended July 3, 2016 were $301.5 million, as compared to $292.6 million for the six months ended June 28, 2015, an increase of $8.9 million, or 3%. As a percentage of revenue, selling, general and administrative expenses increased and were 27.1% for the six months ended July 3, 2016, as compared to 26.8% for the six months ended June 28, 2015. Amortization of intangible assets increased and was $20.7 million for the six months ended July 3, 2016, as compared to $17.9 million for the six months ended June 28, 2015. Stock-based compensation expense increased and was $9.0 million for the six months ended July 3, 2016, as compared to $7.3 million for the six months ended

June 28, 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for the six months ended June 28, 2015. Other purchase accounting adjustments added an incremental expense of $5.7 million for the six months ended July 3, 2016, as compared to $0.4 million for the six months ended June 28, 2015. Acquisition-related expenses added an incremental expense of $0.5 million for the six months ended July 3, 2016, as compared to an incremental expense of $0.03 million for the six months ended June 28, 2015. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended July 3, 2016 were $35.0 million, as compared to $32.7 million for the three months ended June 28, 2015, an increase of $2.3 million, or 7%. As a percentage of revenue, research and development expenses increased and were 6.1% for the three months ended July 3, 2016, as compared to 5.8% for the three months ended June 28, 2015. Amortization of intangible assets increased and was $0.2 million for the three months ended July 3, 2016, as compared to $0.1 million for the three months ended June 28, 2015. Stock-based compensation expense was $0.3 million for the three months ended July 3, 2016 as compared to $0.1 million for the three months ended June 28, 2015. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and development expenses for the six months ended July 3, 2016 were $68.8 million, as compared to $64.8 million for the six months ended June 28, 2015, an increase of $4.0 million, or 6%. As a percentage of revenue, research and development expenses increased and were 6.2% for the six months ended July 3, 2016, as compared to 5.9% for the six months ended June 28, 2015. Amortization of intangible assets increased and was $0.4 million for the six months ended July 3, 2016, as compared to $0.2 million for the six months ended June 28, 2015. Stock-based compensation expense was $0.4 million for the six months ended July 3, 2016, as compared to $0.3 million for the six months ended June 28, 2015. In addition to the above items, the increase in research and development expenses was primarily the result of new product releases and investments in new product development, which was partially offset by cost containment and productivity initiatives. During the first six months of each of fiscal years 2016 and 2015, we directed research and development efforts towards the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

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

We implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan").We implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions and closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2015 Form 10-K.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions that were implemented during fiscal years 2016 and 2015:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility

	(In thousands, except headcount data)
Q2 2016 Plan	90	$4,049	$1,239	$—	$—	$5,288	Q3 FY2017	—
Q4 2015 Plan	174	2,230	9,065	285	—	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	97	1,850	4,160	—	—	6,010	Q2 FY2016	—

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

At July 3, 2016, we had $15.8 million recorded for accrued restructuring and contract termination charges, of which $11.5 million was recorded in short-term accrued restructuring and contract termination charges and $4.3 million was recorded in long-term liabilities. At January 3, 2016, we had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.1 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended July 3, 2016:

	Balance at January 3, 2016	2016 Charges	2016 Changes in Estimates, Net	2016 Amounts Paid	Balance at July 3, 2016
	(In thousands)
Severance:
Q2 2016 Plan	$—	$5,288	$—	$(1,719)	$3,569
Q4 2015 Plan	10,370	—	(100)	(7,312)	2,958
Q2 2015 Plan	1,149	—	(177)	(296)	676

Facility:
Q4 2015 Plan	259	—	—	(92)	167

Previous Plans	10,287	—	78	(1,985)	8,380
Restructuring	22,065	5,288	(199)	(11,404)	15,750
Contract Termination	132	—	—	(55)	77
Total Restructuring and Contract Termination	$22,197	$5,288	$(199)	$(11,459)	$15,827

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Interest income	$(127)	$(132)	$(237)	$(341)
Interest expense	9,939	9,302	19,780	18,690
Gain on disposition of businesses and assets, net	(5,562)	—	(5,562)	—
Other expense, net	1,143	1,673	2,498	1,915
Total interest and other expense, net	$5,393	$10,843	$16,479	$20,264
Interest and other expense, net, for the three months ended July 3, 2016 was an expense of $5.4 million, as compared to an expense of $10.8 million for the three months ended June 28, 2015, a decrease of $5.5 million. The decrease in interest and other expense, net, for the three months ended July 3, 2016, as compared to the three months ended June 28, 2015, was primarily due to a gain on disposition of businesses and assets, net and a net decrease in other expenses, net by $0.5 million which consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. These were partially offset by an increase in interest expense due to higher outstanding debt balances as well as higher interest rates. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Interest and other expense, net, for the six months ended July 3, 2016 was an expense of $16.5 million, as compared to an expense of $20.3 million for the six months ended June 28, 2015, a decrease of $3.8 million. The decrease was primarily due to a gain on disposition of businesses and assets, net recognized during the six months ended July 3, 2016 which was partially offset by an increase in interest expense of $1.1 million due to an increase in borrowings under our senior unsecured revolving credit facility and an increase in other expense, net of $0.6 million, consisting primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.
Provision for Income Taxes
For the three months ended July 3, 2016, the provision for income taxes from continuing operations was $4.6 million, as compared to $8.3 million for the three months ended June 28, 2015. For the six months ended July 3, 2016, the provision for income taxes from continuing operations was $14.8 million, as compared to $15.9 million for the six months ended June 28, 2015.
The effective tax rate from continuing operations was 7.0% and 12.0% for the three and six months ended July 3, 2016, respectively, as compared to 14.5% and 15.1% for the three and six months ended June 28, 2015, respectively. The lower effective tax rate during the first six months of fiscal year 2016, as compared to the first six months of fiscal year 2015, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2016 as compared to fiscal year 2015 and higher tax benefits related to discrete items, which were $5.4 million in the first six months of fiscal year 2016, as compared to $2.8 million in the first six months of fiscal year 2015.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. We have accounted for these businesses as discontinued operations and, accordingly, have presented the results of operations and related cash flows as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of July 3, 2016 and January 3, 2016.
During the first six months of each of fiscal years 2016 and 2015, we settled various commitments related to the divestiture of discontinued operations and recognized pre-tax losses of $0.01 million and $0.02 million, respectively. We recorded a tax benefit of $2.6 million on discontinued operations and dispositions for each of the three and six months ended July 3, 2016.We recorded a tax provision of $0.05 million and $0.03 million on discontinued operations and dispositions for the three and six months ended June 28, 2015, respectively.
During the second quarter of 2016, we completed the sale of our investment in PerkinElmer Labs, Inc., recognizing a pre-tax gain of $7.1 million. The sale generated a capital loss for tax purposes of $7.3 million, which resulted in an income tax benefit of $2.5 million that was recognized as a discrete benefit during the second quarter of 2016. PerkinElmer Labs, Inc. was a component of our Human Health segment. The pre-tax gain recognized in the second quarter of 2016 is included in interest and other expense, net in the condensed consolidated statement of operations. The divestiture of PerkinElmer Labs, Inc. has not been classified as a discontinued operation in this Form 10-Q because the disposition does not represent a strategic shift that will have a major effect on our operations and financial statements.
During the second quarter of 2016, we entered into a letter of intent to contribute certain assets to an academic institution in the United Kingdom. We recognized a pre-tax loss of $1.6 million related to the write-off of assets in the second quarter of 2016 which is included in interest and other expense, net in the condensed consolidated statement of operations.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $11.5 million and $11.8 million as of July 3, 2016 and January 3, 2016, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at July 3, 2016 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended July 3, 2016 was $353.5 million, as compared to $341.5 million for the three months ended June 28, 2015, an increase of $12.0 million, or 4%, which includes a 2% net decrease in revenue attributable to the impact of prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended July 3, 2016, as compared to the three months ended June 28, 2015, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Human Health segment reflects an increase of $4.2 million from our research market revenue and an increase of $7.8 million from our diagnostics market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Human Health segment for each of the three months ended July 3, 2016 and June 28, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our Human Health segment, we experienced growth during the second quarter of fiscal year 2016 in several of our products within our end markets, as compared to the second quarter of fiscal year 2015. In our research market, we experienced growth due to increased demand for our OneSource service offerings, as well as several of our product offerings. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. In our diagnostics market, we experienced growth from continued expansion of our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the second quarter of fiscal year 2016. Demand in our medical imaging business declined slightly due to a change in customer ordering patterns.
Revenue for the six months ended July 3, 2016 was $685.9 million, as compared to $667.5 million for the six months ended June 28, 2015, an increase of $18.4 million, or 3%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% decrease in revenue attributable to prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the six months ended July 3, 2016, as compared to the six months ended June 28, 2015, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in diagnostics market revenue of $10.5 million and an increase in research market revenue of $7.9 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.4 million of revenue in our Human Health segment for the six months ended July 3, 2016 and $0.5 million for the six months ended June 28, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. In our research market, we experienced growth from continued expansion of our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the second quarter of fiscal year 2016. Demand in our medical imaging business declined slightly due to a change in customer ordering patterns.
Operating income from continuing operations for the three months ended July 3, 2016 was $57.6 million, as compared to $60.5 million for the three months ended June 28, 2015, a decrease of $2.9 million, or 5%. Amortization of intangible assets decreased and was $13.7 million for the three months ended July 3, 2016, as compared to $15.3 million for the three months ended June 28, 2015. Restructuring and contract termination charges, net, were $4.3 million for the three months ended July 3, 2016, as compared to $1.8 million for the three months ended June 28, 2015. Other purchase accounting adjustments added an incremental expense of $4.5 million for the three months ended July 3, 2016, as compared to $0.2 million for the three months ended June 28, 2015. Acquisition-related expenses added an incremental expense of $0.1 million for each of three months ended July 3, 2016 and June 28, 2015. In addition to the above items, decreased operating income for the three months ended July 3, 2016, as compared to the three months ended June 28, 2015, was primarily the result of increased costs related to investments in new product development, which were partially offset by pricing initiatives.
Operating income from continuing operations for the six months ended July 3, 2016 was $112.3 million, as compared to $116.4 million for the six months ended June 28, 2015, a decrease of $4.1 million, or 4%. Amortization of intangible assets increased and was $27.4 million for the six months ended July 3, 2016, as compared to $30.7 million for the six months ended June 28, 2015. Restructuring and contract termination charges, net, were $4.3 million for the six months ended July 3, 2016, as compared to $1.8 million for the six months ended June 28, 2015. Other purchase accounting adjustments added an incremental expense of $6.0 million for the six months ended July 3, 2016, as compared to $0.5 million for the six months ended June 28, 2015. Acquisition-related expenses added an incremental expense of $0.4 million for the six months ended July 3, 2016, as compared to an incremental expense of $0.2 million for the six months ended June 28, 2015. In addition to the above items, decreased operating income for the six months ended July 3, 2016, as compared to the six months ended June 28, 2015, was primarily the result of increased costs related to investments in new product development, which were partially offset by pricing initiatives and lower costs related to cost containment and productivity initiatives.
Environmental Health
Revenue for the three months ended July 3, 2016 was $219.2 million, as compared to $222.4 million for the three months ended June 28, 2015, a decrease of $3.2 million, or 1%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% net increase in revenue attributable to the impact of prior year acquisitions and divestitures. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended July 3, 2016, as compared to the three months ended June 28, 2015, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Environmental Health segment reflects a decrease of $6.3 million from our environmental and industrial revenue partially offset by an increase of $3.1 million from our laboratory services market revenue.
Revenue for the six months ended July 3, 2016 was $425.4 million, as compared to $423.3 million for the six months ended June 28, 2015, an increase of $2.1 million, or 1%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the six months ended July 3, 2016, as compared to the six months ended June 28, 2015, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Environmental Health segment reflects an increase in laboratory services market revenue of $6.0 million partially offset by a decrease in environmental and industrial markets revenue of $3.8 million. The increase in revenue was due to an increase in demand in our laboratory services business.
Operating income from continuing operations for the three months ended July 3, 2016 was $25.6 million, as compared to $19.4 million for the three months ended June 28, 2015, an increase of $6.2 million, or 32%. Amortization of intangible assets increased and was $5.2 million for the three months ended July 3, 2016, as compared to $4.6 million for the three months ended June 28, 2015. Restructuring and contract termination charges, net, were $0.8 million for the three months ended July 3, 2016, as compared to $3.1 million for the three months ended June 28, 2015. Acquisition-related expenses added an incremental expense of $0.1 million for each of the three months ended July 3, 2016 and June 28, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended July 3, 2016, as compared to $1.6 million for the three months ended June 28, 2015. In addition to the above items, operating income increased for the three months ended July 3, 2016, as compared to the three months ended June 28, 2015, due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings and lower costs as a result of cost containment initiatives.
Operating income from continuing operations for the six months ended July 3, 2016 was $51.2 million, as compared to $30.8 million for the six months ended June 28, 2015, an increase of $20.4 million, or 66%. Amortization of intangible assets increased and was $10.5 million for the six months ended July 3, 2016, as compared to $8.9 million for the six months ended June 28, 2015. Restructuring and contract termination charges, net, were $0.8 million for the six months ended July 3, 2016, as compared to $3.1 million for the six months ended June 28, 2015. Acquisition-related expenses added an incremental expense of $0.1 million for the six months ended July 3, 2016, as compared to an incremental expense of $0.2 million for the six months ended June 28, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.4 million for the six months ended July 3, 2016, as compared to $6.5 million for the six months ended June 28, 2015. In addition to the above items, increased operating income for the six months ended July 3, 2016, as compared to the six months ended June 28, 2015, was primarily due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings, early benefits from our initiatives to improve our supply chain, and lower costs related to cost containment initiatives partially offset by increased costs related to investments in new product development and unfavorable impacts from foreign currency.

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
At July 3, 2016, we had cash and cash equivalents of $248.1 million, of which $240.8 million was held by our non-U.S. subsidiaries, and we had $161.5 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at July 3, 2016. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the senior unsecured revolving credit facility, thereby increasing the borrowing availability from $161.5 million as of July 3, 2016 to $688.5 million as of July 19, 2016. As previously disclosed in connection with our issuance of the 2026 Notes, we expect to terminate the current senior unsecured revolving credit facility and enter into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $240.8 million of cash and cash equivalents held by our non-U.S. subsidiaries at July 3, 2016, we would incur U.S. taxes on approximately $227.1 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program") that was to expire on October 23, 2016 unless terminated earlier by our Board. During the six months ended July 3, 2016, we repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. As of July 3, 2016, 2.7 million shares remained available for repurchase under the Repurchase Program. On July 27, 2016, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the six months ended July 3, 2016, we repurchased 70,297 shares of common stock for this purpose at an aggregate cost of $3.3 million.
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
During the first six months of fiscal year 2016, we contributed $5.2 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $4.1 million by the end of fiscal year 2016. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $125.7 million for the six months ended July 3, 2016, as compared to $101.2 million for the six months ended June 28, 2015, an increase in cash provided by operating activities of $24.5 million. The cash provided by operating activities for the six months ended July 3, 2016 was principally a result of income from continuing operations of $108.7 million adjusted for depreciation and amortization of $53.4 million, stock-based compensation expense of $9.9 million, restructuring charges of $5.1 million and gain from disposition of businesses and assets, net of $5.6 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $48.0 million and a net cash increase in working capital of $2.1 million. Contributing to the net cash increase in working capital for the six months ended July 3, 2016, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $6.6 million, which was partially offset by a decrease in accounts receivable of $6.2 million and an increase in accounts payable of $2.5 million. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts receivable was a result of accounts receivable collections during the first six months of fiscal year 2016. The increase in accounts payable was primarily a result of the timing of disbursements during the first six months of fiscal year 2016. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $48.0 million for the six months ended July 3, 2016, as compared to $53.9 million for the six months ended June 28, 2015. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $7.8 million for the six months ended July 3, 2016, as compared to $28.8 million for the six months ended June 28, 2015, a decrease of $21.0 million. For the six months ended July 3, 2016, the net cash used in investing activities of our continuing operations was principally a result of capital expenditures of $16.3 million and $10.5 million of cash used for acquisitions and investments. These items were partially offset by cash proceeds of $21.0 million, net of $2.0 million in restricted cash from the sale of businesses. Net cash used for capital expenditures was $10.1 million for the six months ended June 28, 2015. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the six months ended June 28, 2015, we used $18.7 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities was $112.4 million for the six months ended July 3, 2016, as compared to $48.4 million for the six months ended June 28, 2015, an increase of $64.0 million. For the six months ended July 3, 2016, we repurchased 3.3 million shares of our common stock, which includes 70,297 shares of our common stock pursuant to our equity incentive plans, for a total cost of $151.5 million, including commissions. This compares to repurchases of 88,456 shares of our common stock pursuant to our equity incentive plans for the six months ended June 28, 2015, for a total cost of $4.1 million, including commissions. Proceeds from the issuance of common stock under stock plans was $9.0 million for the six months ended July 3, 2016 as compared to $12.7 million for the six months ended June 28, 2015. During the six months ended July 3, 2016, debt borrowings on our senior unsecured revolving credit facility totaled $240.0 million, which were partially offset by debt payments of $195.0 million. During the six months ended June 28, 2015, debt payments on our senior unsecured revolving credit facility totaled $249.0 million, which were partially offset by debt borrowings of $184.0 million. We paid $15.5 million and $15.8 million in dividends during the six months ended July 3, 2016 and June 28, 2015, respectively. During the six months ended July 3, 2016, we had net payments on other credit facilities of $0.6 million as compared to proceeds on other credit facilities of $0.3 million during the six months ended June 28, 2015. During the six months ended July 3, 2016, we received $1.3 million for settlement of forward foreign exchange contracts, as compared to $23.5 million received for the six months ended June 28, 2015. During the six months ended July 3, 2016, we made $0.1 million in payments for acquisition-related contingent consideration.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. The senior unsecured revolving credit facility provides for $700.0 million of revolving loans and has an initial maturity of January 8, 2019. As of July 3, 2016, undrawn letters of credit in the aggregate amount of $11.5 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of July 3, 2016, we had $161.5 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) one-month Libor plus 1.00%. At July 3, 2016, borrowings under the senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of July 3, 2016 was 108 basis points. The weighted average Eurocurrency interest rate as of July 3, 2016 was 0.50%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.58%. As of July 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $525.0 million, which was net of $2.0 million of unamortized debt issuance costs. As of January 3, 2016, the senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants in our senior unsecured revolving credit facility include a debt-to-capital ratio, and two contingent covenants, a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, applicable if our credit rating is downgraded below investment grade. We were in compliance with all applicable covenants as of July 3, 2016. On July 19, 2016, we repaid in full the outstanding balance of the senior unsecured revolving credit facility, thereby increasing the borrowing availability from $161.5 million as of July 3, 2016 to $688.5 million as of July 19, 2016. As previously disclosed in connection with our issuance of the 2026 Notes, we expect to terminate the current senior unsecured revolving credit facility and enter into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of July 3, 2016, the 2021 Notes had an aggregate carrying value of $495.4 million, net of $1.9 million of unamortized original issue discount and $2.7 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of July 3, 2016.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At July 3, 2016, we had $37.6 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $36.5 million was recorded as long-term debt. At January 3, 2016, we had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our senior unsecured revolving credit facility.
Prior to April 19, 2026 (three months prior to their maturity date), we may redeem the 2026 Notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2026 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2026 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2026 Notes) plus 35 basis points; plus, in each case, accrued and unpaid interest. In addition, at any time on or after April 19, 2026 (three months prior to their maturity date), we may redeem the 2026 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2026 Notes due to be redeemed plus accrued and unpaid interest.
Upon a change of control (as defined in the indenture governing the 2026 Notes) and a contemporaneous downgrade of the 2026 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the 2026 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2016 and for each quarter of fiscal year 2015. At July 3, 2016, we had accrued $7.6 million for dividends declared on April 25, 2016 for the second quarter of fiscal year 2016 that will be payable on August 10, 2016. On July 27, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2016 that will be payable on November 10, 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
During the six months ended July 3, 2016, we entered into new lease agreements for certain operating facilities. Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 changed as a result of our entry into this agreement. Our total rental payments to the lessors are now expected to be $26.9 million for the remainder of fiscal year 2016, $42.5 million for fiscal year 2017, $31.2 million for fiscal year 2018, $25.2 million for fiscal year 2019, $21.1 million for fiscal year 2020 and $71.4 million in the aggregate thereafter. There have not been any other material changes during the first six months of fiscal year 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. We adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. We recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the six months ended July 3, 2016 have been recognized in the current period’s income statement. We also excluded the excess tax benefits from the calculation of diluted earnings per share for the three and six months ended July 3, 2016. We applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. We have elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. ASU 2016-12, ASU 2016-10 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. We are evaluating the requirements of the foregoing standards and have not yet determined the transition method to use or the impact of their adoption on our consolidated financial position, results of operations and cash flows. We do not intend to early adopt these standards.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $131.5 million, $127.3 million and $101.6 million at July 3, 2016, January 3, 2016 and June 28, 2015, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 3, 2016 and June 28, 2015.

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

As of July 3, 2016, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €45.4 million and combined U.S. Dollar notional amounts of $10.2 million. The combined Euro notional amounts of these outstanding hedges was €107.4 million and €156.1 million as of January 3, 2016 and June 28, 2015, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the six months ending July 3, 2016 and June 28, 2015. We received $1.3 million and $23.5 million during the six months ended July 3, 2016 and June 28, 2015, respectively, from the settlement of these hedges.

On July 19, 2016, in connection with the issuance of the 2026 Notes, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), as well as to offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 19, 2016, €495.6 million in foreign currency denominated debt was designated to hedge investments in foreign subsidiaries.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 3, 2016. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 3, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 3, 2016 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Vanadis Diagnostics AB in the fourth quarter of fiscal year 2015. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the six months ended July 3, 2016. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

We have outstanding debt and other financial obligations.  As previously disclosed in connection with our issuance of the 2026 Notes, we expect to terminate the current senior unsecured revolving credit facility and enter into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion.
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
Our senior unsecured revolving credit facility, 2021 Notes and 2026 Notes include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, 2021 Notes, 2026 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
The approval of the Brexit Referendum in the U.K may have an adverse impact on our results of operations.
In a referendum vote held on June 23, 2016, the United Kingdom voted to leave the European Union. Nearly 5% of our net sales in 2015 came from the U.K. At this time, we are not able to predict the impact that this vote will have on the economy in Europe, including in the U.K., or on the Great Britain Pound (the “GBP”) or other European exchange rates. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our sales. In addition, any significant weakening of the GBP to the U.S. dollar will have an adverse impact on our European revenues due to the importance of U.K. sales.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of July 3, 2016, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On April 25, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2016 that will be payable on August 10, 2016. On July 27, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2016 that will be payable on November 10, 2016. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2016—May 1, 2016	1,411	$50.64	—	2,700,000
May 2, 2016—May 29, 2016	1,530	54.45	—	2,700,000
May 30, 2016—July 3, 2016	698	53.02	—	2,700,000
Activity for quarter ended July 3, 2016	3,639	$52.70	—	2,700,000
 ____________________

(1)
On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program") that was to expire on October 23, 2016 unless terminated earlier by our Board. During the second quarter of fiscal year 2016, we did not repurchase any shares of common stock in the open market. As of July 3, 2016, 2.7 million shares remained available for repurchase under the Repurchase Program. On July 27, 2016, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the second quarter of fiscal year 2016, we repurchased 3,639 shares of common stock for this purpose. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2016 and June 28, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2016 and June 28, 2015, (iii) Condensed Consolidated Balance Sheets at July 3, 2016 and January 3, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2016 and June 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 9, 2016	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 9, 2016	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2016 and June 28, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2016 and June 28, 2015, (iii) Condensed Consolidated Balance Sheets at July 3, 2016 and January 3, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2016 and June 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.