Form 10-Q
period 2016-10-02
PERKINELMER INC
filed 2016-11-08
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, there were outstanding 109,545,379 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands, except per share data)
Product revenue	$368,459	$378,325	$1,126,879	$1,126,356
Service revenue	179,595	185,111	532,526	527,887
Total revenue	548,054	563,436	1,659,405	1,654,243
Cost of product revenue	177,077	193,375	555,153	579,659
Cost of service revenue	110,178	115,458	328,073	332,095
Total cost of revenue	287,255	308,833	883,226	911,754
Selling, general and administrative expenses	145,793	147,728	447,332	440,343
Research and development expenses	33,175	31,095	101,967	95,898
Restructuring and contract termination charges, net	603	(118)	5,692	4,838
Operating income from continuing operations	81,228	75,898	221,188	201,410
Interest and other expense, net	11,263	11,944	27,742	32,208
Income from continuing operations before income taxes	69,965	63,954	193,446	169,202
Provision for income taxes	12,216	9,057	26,970	24,998
Income from continuing operations	57,749	54,897	166,476	144,204
Gain on discontinued operations before income taxes	—	8	—	6
Gain on (loss from) disposition of discontinued operations before income taxes	630	(3)	619	(26)
Provision for (benefit from) income taxes on discontinued operations	252	39	(2,355)	13
Gain on (loss from) discontinued operations	378	(34)	2,974	(33)
Net income	$58,127	$54,863	$169,450	$144,171
Basic earnings per share:
Income from continuing operations	$0.53	$0.49	$1.52	$1.28
Gain on (loss from) discontinued operations	0.00	(0.00)	0.03	(0.00)
Net income	$0.53	$0.49	$1.55	$1.28
Diluted earnings per share:
Income from continuing operations	$0.52	$0.48	$1.51	$1.27
Gain on (loss from) discontinued operations	0.00	(0.00)	0.03	(0.00)
Net income	$0.53	$0.48	$1.54	$1.27
Weighted average shares of common stock outstanding:
Basic	109,192	112,632	109,524	112,763
Diluted	110,078	113,422	110,372	113,565
Cash dividends per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Net income	$58,127	$54,863	$169,450	$144,171
Other comprehensive loss:
Foreign currency translation adjustments	(9,441)	(46,629)	(8,868)	(58,055)
Unrealized gains (losses) on securities, net of tax	9	(80)	39	(143)
Other comprehensive loss	(9,432)	(46,709)	(8,829)	(58,198)
Comprehensive income	$48,695	$8,154	$160,621	$85,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2016	January 3, 2016
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$311,663	$237,932
Accounts receivable, net	443,275	439,015
Inventories	306,041	288,028
Other current assets	92,587	68,186
Total current assets	1,153,566	1,033,161
Property, plant and equipment:
At cost	525,396	494,956
Accumulated depreciation	(350,170)	(327,927)
Property, plant and equipment, net	175,226	167,029
Marketable securities and investments	1,539	1,586
Intangible assets, net	452,458	490,811
Goodwill	2,313,900	2,276,149
Other assets, net	207,867	197,559
Total assets	$4,304,556	$4,166,295
Current liabilities:
Current portion of long-term debt	$1,160	$1,123
Accounts payable	162,321	152,726
Accrued restructuring and contract termination charges	9,133	17,090
Accrued expenses and other current liabilities	373,207	388,446
Current liabilities of discontinued operations	2,170	2,100
Total current liabilities	547,991	561,485
Long-term debt	1,131,925	1,011,762
Long-term liabilities	489,218	482,607
Total liabilities	2,169,134	2,055,854
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 109,511,000 shares and 112,034,000 shares at October 2, 2016 and at January 3, 2016, respectively	109,511	112,034
Capital in excess of par value	19,209	52,932
Retained earnings	2,061,487	1,991,431
Accumulated other comprehensive loss	(54,785)	(45,956)
Total stockholders’ equity	2,135,422	2,110,441
Total liabilities and stockholders’ equity	$4,304,556	$4,166,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 2016	October 4, 2015
	(In thousands)
Operating activities:
Net income	$169,450	$144,171
(Gain on) loss from discontinued operations, net of income taxes	(2,974)	33
Income from continuing operations	166,476	144,204
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	5,692	4,838
Depreciation and amortization	79,287	83,757
Gain on disposition of businesses and assets, net	(5,562)	—
Stock-based compensation	13,819	12,483
Change in fair value of contingent consideration	9,678	—
Amortization of deferred debt financing costs and accretion of discount	1,507	1,112
Amortization of acquired inventory revaluation	396	7,275
Changes in assets and liabilities which provided (used) cash, excluding effects from companies purchased and divested:
Accounts receivable, net	1,848	36,361
Inventories	(12,350)	(50,824)
Accounts payable	8,986	(19,916)
Accrued expenses and other	(70,859)	(57,361)
Net cash provided by operating activities of continuing operations	198,918	161,929
Net cash provided by (used in) operating activities of discontinued operations	2,974	(70)
Net cash provided by operating activities	201,892	161,859
Investing activities:
Capital expenditures	(25,311)	(17,814)
Proceeds from disposition of businesses	21,000	—
Proceeds from surrender of life insurance policies	44	757
Changes in restricted cash balances	(2,000)	59
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(71,924)	(18,735)
Net cash used in investing activities	(78,191)	(35,733)
Financing activities:
Payments on revolving credit facility	(804,507)	(371,000)
Proceeds from revolving credit facility	375,507	347,000
Proceeds from sale of senior debt	546,190	—
Payments of debt financing costs	(7,868)	—
Settlement of cash flow hedges	1,674	19,210
Net payments on other credit facilities	(835)	(800)
Payments for acquisition-related contingent consideration	(113)	(26)
Proceeds from issuance of common stock under stock plans	12,081	13,081
Purchases of common stock	(151,640)	(76,158)
Dividends paid	(23,131)	(23,737)
Net cash used in financing activities	(52,642)	(92,430)
Effect of exchange rate changes on cash and cash equivalents	2,672	(13,451)
Net increase in cash and cash equivalents	73,731	20,245
Cash and cash equivalents at beginning of period	237,932	174,821
Cash and cash equivalents at end of period	$311,663	$195,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed with the SEC (the “2015 Form 10-K”). The balance sheet amounts at January 3, 2016 in this report were derived from the Company’s audited 2015 consolidated financial statements included in the 2015 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 2, 2016 and October 4, 2015, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 1, 2017 ("fiscal year 2016") will include 52 weeks, while the fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 was reflected in the Company's third quarter, which consisted of 14 weeks as compared to the Company's third quarter of fiscal year 2016, which consisted of 13 weeks.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The provisions of this guidance are to be applied using a retrospective transition method to each period presented, and if it is impracticable to apply the amendments retrospectively for some of the issues, ASU 2016-15 allows the amendments for those issues to be applied prospectively as of the earliest date practicable. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. The Company adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. The Company recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the nine months ended October 2, 2016 have been recognized in the current period’s income statement. The Company also excluded the excess tax benefits from the calculation of diluted earnings per share for the three and nine months ended October 2, 2016. The Company applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying

Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. ASU 2016-12, ASU 2016-10 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of the foregoing standards and has not yet determined the impact of their adoption on the Company’s consolidated financial position, results of operations and cash flows. The Company intends to adopt these standards using the modified retrospective approach, and the Company does not intend to early adopt these standards.

Note 2: Business Combinations
Acquisitions in fiscal year 2016
During the first nine months of fiscal year 2016, the Company completed the acquisition of two businesses for a total consideration of $72.4 million in cash. The acquired businesses included Bioo Scientific Corporation, which was acquired for total consideration of $63.6 million in cash and one other business acquired for a total consideration of $8.8 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisitions, the Company recorded goodwill of $45.8 million, which is not tax deductible, and intangible assets of $19.9 million. The Company has reported the operations for these acquisitions within the results of the Company's Human Health and Environmental Health segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had weighted average amortization periods of 9.5 years.

The total purchase price for the acquisitions in fiscal year 2016 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2016 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$72,497
Working capital and other adjustments	(122)
Less: cash acquired	(2,152)
Total	$70,223
Identifiable assets acquired and liabilities assumed:
Current assets	$7,293
Property, plant and equipment	7,542
Identifiable intangible assets:
Core technology	5,500
Trade names	570
Customer relationships	13,800
Goodwill	45,787
Deferred taxes	(8,284)
Liabilities assumed	(1,985)
Total	$70,223
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

The total purchase price for the acquisitions in fiscal year 2015 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2015 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$75,285
Contingent consideration	56,878
Working capital and other adjustments	1,832
Less: cash acquired	(3,864)
Total	$130,131
Identifiable assets acquired and liabilities assumed:
Current assets	$2,551
Property, plant and equipment	998
Identifiable intangible assets:
Core technology	15,759
Trade names	200
Licenses	116
Customer relationships	3,073
In-process research and development ("IPR&D")	75,700
Goodwill	52,221
Deferred taxes	(17,637)
Liabilities assumed	(2,850)
Total	$130,131
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
As of October 2, 2016, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $94.6 million. As of October 2, 2016, the Company has recorded contingent consideration obligations with an estimated fair value of $66.9 million, of which $10.2 million was recorded in accrued expenses and other current liabilities, and $56.7 million was recorded in long-term liabilities. As of January 3, 2016, the Company had recorded contingent consideration obligations with an estimated fair value of $57.4 million, of which $9.4 million was recorded in accrued expenses and other current liabilities, and $48.0 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed five years from the respective acquisition dates, and the remaining weighted average expected earnout period at October 2, 2016 was two years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition and divestiture activities for the three and nine months ended October 2, 2016 were $0.4 million and $1.0 million, respectively. Total transaction costs related to acquisition and divestiture activities for the three and nine months ended October 4, 2015 were $0.1 million and $0.5 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2016-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 2, 2016 and January 3, 2016.
During fiscal years 2016 and 2015, the Company settled various commitments related to the divestiture of discontinued operations and recognized net pre-tax gain of $0.6 million and a net pre-tax loss of $0.03 million for the nine months ended October 2, 2016 and October 4, 2015, respectively, and a net pre-tax gain of $0.6 million for the three months ended October 2, 2016. The Company recorded a tax provision of $0.3 million and a tax benefit of $2.4 million on discontinued operations and dispositions for the three and nine months ended October 2, 2016, respectively. The Company recorded a tax provision of $0.04 million and $0.01 million on discontinued operations and dispositions for the three and nine months ended October 4, 2015, respectively.
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

The Company implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). The Company implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions and closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2015 Form 10-K.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions that were implemented during fiscal years 2016 and 2015:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2016 Plan	22	$727	$1,093	$—	$—	$1,820	Q4 FY2017	—
Q2 2016 Plan	90	4,049	1,239	—	—	5,288	Q3 FY2017	—
Q4 2015 Plan	174	2,230	9,065	285	—	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	97	1,850	4,160	—	—	6,010	Q2 FY2016	—
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

At October 2, 2016, the Company had $12.9 million recorded for accrued restructuring and contract termination charges, of which $9.1 million was recorded in short-term accrued restructuring and contract termination charges and $3.8 million was recorded in long-term liabilities. At January 3, 2016, the Company had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.1 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended October 2, 2016:

	Balance at January 3, 2016	2016 Charges	2016 Changes in Estimates, Net	2016 Amounts Paid	Balance at October 2, 2016
	(In thousands)
Severance:
Q3 2016 Plan	$—	$1,820	$—	$(104)	$1,716
Q2 2016 Plan	—	5,288	(43)	(3,095)	2,150
Q4 2015 Plan	10,370	—	(953)	(8,052)	1,365
Q2 2015 Plan	1,149	—	(543)	(408)	198

Facility:
Q4 2015 Plan	259	—	—	(248)	11

Previous Plans	10,287	—	35	(3,029)	7,293
Restructuring	22,065	7,108	(1,504)	(14,936)	12,733
Contract Termination	132	—	88	(76)	144
Total Restructuring and Contract Termination	$22,197	$7,108	$(1,416)	$(15,012)	$12,877

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Interest income	$(124)	$(147)	$(361)	$(488)
Interest expense	10,998	9,874	30,778	28,564
Gain on disposition of businesses and assets, net (see Note 3)	—	—	(5,562)	—
Other expense, net	389	2,217	2,887	4,132
Total interest and other expense, net	$11,263	$11,944	$27,742	$32,208
During the three and nine months ended October 2, 2016, foreign currency transaction (gains) losses were $(1.6) million and $2.0 million, respectively. During the three and nine months ended October 4, 2015, foreign currency transaction (gains) losses were $(1.3) million and $23.9 million, respectively. Net losses from forward currency hedge contracts were $2.1 million and $1.1 million for the three and nine months ended October 2, 2016, respectively. During the three and nine months ended October 4, 2015, net losses (gains) from forward currency hedge contracts were $3.5 million and $(19.9) million, respectively. These amounts were included in other expense, net.

Note 6: Inventories

Inventories as of October 2, 2016 and January 3, 2016 consisted of the following:

	October 2, 2016	January 3, 2016
	(In thousands)
Raw materials	$101,815	$98,984
Work in progress	20,446	17,858
Finished goods	183,780	171,186
Total inventories	$306,041	$288,028

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
At October 2, 2016, the Company had gross tax effected unrecognized tax benefits of $27.6 million, of which $25.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $2.6 million of its uncertain tax positions at October 2, 2016, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2009 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first nine months of fiscal years 2016 and 2015, the Company recorded net discrete income tax benefits of $7.1 million and $5.2 million, respectively. The discrete tax benefit in the first nine months of fiscal year 2016 includes the tax benefits from the sale of a subsidiary amounting to $2.5 million.

Note 8: Debt

Senior Unsecured Revolving Credit Facility.  On August 11, 2016, the Company terminated its previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion. The new senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of October 2, 2016, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the new senior unsecured revolving credit facility. As of October 2, 2016, the Company had $935.6 million available for additional borrowing under the facility. The Company uses the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. At October 2, 2016, borrowings under the new senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of October 2, 2016 was 110 basis points. The weighted average Eurocurrency interest rate as of October 2, 2016 was 0.56%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.66%. As of October 2, 2016, the new senior unsecured revolving credit facility had an aggregate carrying value of $48.5 million, which was net of $4.5 million of unamortized debt issuance costs. As of January 3, 2016, the previous senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of October 2, 2016, the 2021 Notes had an aggregate carrying value of $495.7 million, net of $1.8 million of unamortized original issue discount and $2.6 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of October 2, 2016, the 2026 Notes had an aggregate carrying value of $551.6 million, net of $4.9 million of unamortized original issue discount and $4.9 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At October 2, 2016, the Company had $37.4 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $36.2 million was recorded as long-term debt. At January 3, 2016, the Company had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Number of common shares—basic	109,192	112,632	109,524	112,763
Effect of dilutive securities:
Stock options	663	580	670	633
Restricted stock awards	223	210	178	169
Number of common shares—diluted	110,078	113,422	110,372	113,565
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	220	521	522	649
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Human Health
Product revenue	$238,895	$238,553	$728,668	$712,207
Service revenue	99,346	105,083	295,492	298,970
Total revenue	338,241	343,636	1,024,160	1,011,177
Operating income from continuing operations	64,562	63,147	176,881	179,560
Environmental Health
Product revenue	129,564	139,772	398,211	414,149
Service revenue	80,249	80,028	237,034	228,917
Total revenue	209,813	219,800	635,245	643,066
Operating income from continuing operations	27,662	22,838	78,855	53,606
Corporate
Operating loss from continuing operations	(10,996)	(10,087)	(34,548)	(31,756)
Continuing Operations
Product revenue	368,459	378,325	1,126,879	1,126,356
Service revenue	179,595	185,111	532,526	527,887
Total revenue	548,054	563,436	1,659,405	1,654,243
Operating income from continuing operations	81,228	75,898	221,188	201,410
Interest and other expense, net (see Note 5)	11,263	11,944	27,742	32,208
Income from continuing operations before income taxes	$69,965	$63,954	$193,446	$169,202

The Company recently announced a new alignment of its businesses effective October 3, 2016 to better position the Company to grow in attractive end markets and expand share with the Company's core product offerings through an improved customer focus, more value-add collaboration and breakthrough innovations. The Company's diagnostics business, focused on reproductive health, emerging market diagnostic solutions and applied genomics, will become a standalone business segment seeking to better meet the needs of clinically oriented customers in regulated markets. Microfluidics and automation products within the research market were combined with the existing diagnostics business to form the Diagnostics segment. The remaining products within the research market were combined with the existing Environmental Health business to form the Discovery & Analytical Solutions segment. This combination is intended to advance the Company's success in serving and innovating for its applications-oriented customers in the food, environmental, industrial, and life sciences markets.

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	October 2, 2016	January 3, 2016
	(In thousands)
Foreign currency translation adjustments	$(55,714)	$(46,846)
Unrecognized prior service costs, net of income taxes	1,259	1,259
Unrealized net losses on securities, net of income taxes	(330)	(369)
Accumulated other comprehensive loss	$(54,785)	$(45,956)

Stock Repurchases:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 27, 2016, the Board authorized the Company to immediately terminate the Repurchase Program and further authorized the Company to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the nine months ended October 2, 2016, the Company repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of October 2, 2016, 8.0 million shares remained available for repurchase under the New Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the nine months ended October 2, 2016, the Company repurchased 72,058 shares of common stock for this purpose at an aggregate cost of $3.4 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first three quarters of fiscal year 2016 and in each quarter of fiscal year 2015. At October 2, 2016, the Company has accrued $7.7 million for dividends declared on July 27, 2016 for the third quarter of fiscal year 2016 that will be payable on November 10, 2016. On October 26, 2016, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2016 that will be payable on February 10, 2017. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, included in the Company’s condensed consolidated statements of operations for the three and nine months ended October 2, 2016 and October 4, 2015:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Cost of product and service revenue	$304	$323	$826	$964
Research and development expenses	220	119	655	419
Selling, general and administrative expenses	3,384	3,848	12,338	11,100
Total stock-based compensation expense	$3,908	$4,290	$13,819	$12,483
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $2.3 million and $9.2 million for the three and nine months ended October 2, 2016, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.4 million and $4.1 million for the three and nine months ended October 4, 2015, respectively. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.4 million as of October 2, 2016 and October 4, 2015, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	October 2, 2016	October 4, 2015
Risk-free interest rate	1.2%	1.3%
Expected dividend yield	0.6%	0.6%
Expected term	5 years	5 years
Expected stock volatility	25.2%	26.5%
The following table summarizes stock option activity for the nine months ended October 2, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 3, 2016	2,372	$33.12
Granted	594	44.65
Exercised	(512)	23.58
Canceled	(1)	12.95
Forfeited	(93)	45.03
Outstanding at October 2, 2016	2,360	$37.64	4.0	$40.0
Exercisable at October 2, 2016	1,401	$32.61	2.8	$30.8
The weighted-average per-share grant-date fair value of options granted during the three and nine months ended October 2, 2016 was $12.24 and $10.16, respectively. The weighted-average per-share grant-date fair value of options granted during the three and nine months ended October 4, 2015 was $11.44 and $11.00. The total intrinsic value of options exercised during the three and nine months ended October 2, 2016 was $3.6 million and $15.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended October 4, 2015 was $0.7 million and $22.6 million, respectively. Cash received from option exercises for the nine months ended October 2, 2016 and October 4, 2015 was $12.1 million and $13.1 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.1 million and $3.5 million for the three and nine months ended October 2, 2016, respectively, and $1.2 million and $3.2 million for the three and nine months ended October 4, 2015, respectively.
There was $7.1 million of total unrecognized compensation cost related to nonvested stock options granted as of October 2, 2016. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended October 2, 2016:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 3, 2016	502	$42.61
Granted	278	47.34
Vested	(206)	38.94
Forfeited	(53)	45.21
Nonvested at October 2, 2016	521	$46.31
The fair value of restricted stock awards vested during the three and nine months ended October 2, 2016 was $0.2 million and $8.0 million, respectively. The fair value of restricted stock awards vested during the three and nine months ended October 4, 2015 was $0.2 million and $7.1 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.0 million and $7.1 million for the three and nine months ended October 2, 2016, respectively, and $2.2 million and $6.5 million for the three and nine months ended October 4, 2015, respectively.
As of October 2, 2016, there was $14.8 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.60 years.
Performance Units: The Company granted 72,164 and 66,509 performance units during the nine months ended October 2, 2016 and October 4, 2015, respectively, as part of the Company’s executive incentive program. The weighted-average per-share grant-date fair value of performance units granted during the nine months ended October 2, 2016 and October 4, 2015 was $42.79 and $46.83, respectively. During the nine months ended October 2, 2016 and October 4, 2015, 19,584 and 8,860 performance units were forfeited, respectively. The total compensation expense recognized related to performance units was $0.7 million and $2.4 million for the three and nine months ended October 2, 2016, respectively, and $0.8 million and $2.1 million for the three and nine months ended October 4, 2015, respectively. As of October 2, 2016, there were 190,700 performance units outstanding and subject to forfeiture, with a corresponding liability of $5.9 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides non-employee directors an annual equity award. The Company granted 1,821 shares and 1,953 shares to each continuing non-employee member of the Board during the nine months ended October 2, 2016 and October 4, 2015, respectively. In addition, the Company granted 1,526 shares to a new non-employee member of the Board during the three months ended October 2, 2016. The per-share grant-date fair value of the stock award granted during the three months ended October 2, 2016 was $54.61. The weighted-average per-share grant-date fair value of the stock awards granted during the nine months ended October 2, 2016 and October 4, 2015 was $54.88 and $51.01, respectively. The total compensation expense recognized related to these stock awards was $0.8 million and $0.7 million for the nine months ended October 2, 2016 and October 4, 2015, respectively, and $0.1 million for the three months ended October 2, 2016.
Employee Stock Purchase Plan: During the nine months ended October 2, 2016, the Company issued 23,898 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $49.80 per share. During the nine months ended October 4, 2015, the Company issued 54,374 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $45.41 per share. At October 2, 2016, an aggregate of 0.9 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2016, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2016.
The changes in the carrying amount of goodwill for the nine months ended October 2, 2016 were as follows:

	Human Health	Environmental Health	Consolidated
	(In thousands)
Balance at January 3, 2016	$1,672,491	$603,658	$2,276,149
Foreign currency translation	(664)	(274)	(938)
Disposition of businesses	(7,923)	—	(7,923)
Acquisitions and other	21,888	24,724	46,612
Balance at October 2, 2016	$1,685,792	$628,108	$2,313,900

Identifiable intangible asset balances at October 2, 2016 and January 3, 2016 by category were as follows:

	October 2, 2016	January 3, 2016
	(In thousands)
Patents	$39,923	$39,911
Less: Accumulated amortization	(31,772)	(29,788)
Net patents	8,151	10,123
Trade names and trademarks	40,619	40,249
Less: Accumulated amortization	(23,181)	(20,686)
Net trade names and trademarks	17,438	19,563
Licenses	60,221	58,969
Less: Accumulated amortization	(48,396)	(45,286)
Net licenses	11,825	13,683
Core technology	313,254	307,242
Less: Accumulated amortization	(232,729)	(211,829)
Net core technology	80,525	95,413
Customer relationships	396,148	391,566
Less: Accumulated amortization	(210,884)	(191,655)
Net customer relationships	185,264	199,911
IPR&D	82,922	85,679
Less: Accumulated amortization	(4,251)	(4,145)
Net IPR&D	78,671	81,534
Net amortizable intangible assets	381,874	420,227
Non-amortizing intangible assets:
Trade names	70,584	70,584
Total	$452,458	$490,811
Total amortization expense related to definite-lived intangible assets was $17.3 million and $55.3 million for the three and nine months ended October 2, 2016, respectively, and $18.8 million and $58.5 million for the three and nine months October 4, 2015, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $17.4 million for the remainder of fiscal year 2016, $65.7 million for fiscal year 2017, $63.7 million for fiscal year 2018, $51.5 million for fiscal year 2019, and $42.3 million for fiscal year 2020.

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

A summary of warranty reserve activity for the three and nine months ended October 2, 2016 and October 4, 2015 is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Balance at beginning of period	$10,396	$10,810	$10,922	$10,783
Provision charged to income	4,038	4,240	11,890	12,728
Payments	(3,905)	(4,412)	(12,189)	(12,158)
Adjustments to previously provided warranties, net	(459)	129	(740)	(342)
Foreign currency translation and acquisitions	30	(155)	217	(399)
Balance at end of period	$10,100	$10,612	$10,100	$10,612

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic credit for the Company’s various defined benefit employee pension and postretirement plans for the three and nine months ended October 2, 2016 and October 4, 2015:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Service cost	$1,094	$1,083	$25	$27
Interest cost	4,701	5,176	35	36
Expected return on plan assets	(6,126)	(6,513)	(258)	(265)
Curtailment gain	—	—	—	—
Actuarial loss	—	—	—	—
Amortization of prior service costs	(54)	(59)	—	—
Net periodic benefit credit	$(385)	$(313)	$(198)	$(202)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Service cost	$3,282	$3,274	$75	$81
Interest cost	14,158	15,602	107	108
Expected return on plan assets	(18,488)	(19,535)	(776)	(797)
Curtailment gain	—	(816)	—	—
Actuarial loss	—	821	—	—
Amortization of prior service costs	(163)	(182)	—	—
Net periodic benefit credit	$(1,211)	$(836)	$(594)	$(608)
During the nine months ended October 2, 2016 and October 4, 2015, the Company contributed $7.6 million and $6.5 million, respectively, in the aggregate, to pension plans outside of the United States. During the nine months ended October 2, 2016, the Company did not make contributions to its defined benefit pension plan in the United States. During the nine months ended October 4, 2015, the Company contributed $20.0 million to its defined benefit pension plan in the United States.
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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $128.5 million, $127.3 million and $104.7 million at October 2, 2016, January 3, 2016 and October 4, 2015, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 2, 2016 and October 4, 2015.

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

As of October 2, 2016, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €50.7 million and combined U.S. Dollar notional amounts of $9.2 million. The combined Euro notional amounts of these outstanding hedges was €107.4 million and €108.7 million as of January 3, 2016 and October 4, 2015, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended October 2, 2016 and October 4, 2015. The Company paid $0.1 million and received $19.2 million during the nine months ended October 2, 2016 and October 4, 2015, respectively, from the settlement of these hedges.

During the third quarter of 2016, the Company entered into a series of foreign currency forward contracts with a notional amount of €492.3 million to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), as well as to offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during the third quarter of 2016 and the Company recorded a net realized foreign exchange gain in AOCI amounting to $1.8 million during the three and nine months ended October 2, 2016.

During the third quarter of 2016, in connection with the issuance of the 2026 Notes, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of AOCI, as well as to offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 2, 2016, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.7 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $10.2 million for the three and nine months ended October 2, 2016.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of October 2, 2016.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 2, 2016. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of October 2, 2016 and January 3, 2016 classified in one of the three classifications described above:

		Fair Value Measurements at October 2, 2016 Using:
	Total Carrying Value at October 2, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,539	$1,539	$—	$—
Foreign exchange derivative assets	1,148	—	1,148	—
Foreign exchange derivative liabilities	(124)	—	(124)	—
Contingent consideration	(66,915)	—	—	(66,915)

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,586	$1,586	$—	$—
Foreign exchange derivative assets	2,659	—	2,659	—
Foreign exchange derivative liabilities	(442)	—	(442)	—
Contingent consideration	(57,350)	—	—	(57,350)

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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both October 2, 2016 and January 3, 2016, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the third quarter of fiscal year 2016, the Company updated the fair value of the contingent consideration and recorded a liability of $66.7 million as of October 2, 2016. The key assumptions used to determine the fair value of the contingent consideration as of October 2, 2016 included projected milestone dates of 2016 to 2019, discount rates ranging from 2.0% to 9.6%, conditional probabilities of success of each individual milestone ranging from 85% to 100% and cumulative probabilities of success for each individual milestone ranging from 59% to 100%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of October 2, 2016, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $94.6 million. The expected maximum earnout period for acquisitions with open contingency periods does not exceed five years from the respective acquisition dates, and the remaining weighted average earnout period at October 2, 2016 was two years.

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Balance at beginning of period	$(62,878)	$(475)	$(57,350)	$(91)
Additions	—	—	—	(475)
Amounts paid and foreign currency translation	14	26	113	36
Change in fair value (included within selling, general and administrative expenses)	(4,051)	(70)	(9,678)	11
Balance at end of period	$(66,915)	$(519)	$(66,915)	$(519)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of October 2, 2016, the Company’s new senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had borrowings outstanding of $53.0 million, which excluded $4.5 million of unamortized debt issuance costs and letters of credit. As of January 3, 2016, the Company's previous senior unsecured revolving credit facility had $482.0 million of borrowings outstanding, which excluded $2.4 million of unamortized debt issuance costs and letters of credit. The interest rate on the Company’s new senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2016. Consequently, the borrowing value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $495.7 million, net of $1.8 million of unamortized original issue discount and $2.6 million of unamortized debt issuance costs as of October 2, 2016. The 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs as of January 3, 2016. The 2021 Notes had a fair value of $552.2 million and $518.9 million as of October 2, 2016 and January 3, 2016, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500 million, had an aggregate carrying value of $551.6 million, net of $4.9 million of unamortized original issue discount and $4.9 million of unamortized debt issuance costs as of October 2, 2016. The 2026 Notes had a fair value of €523.7 million as of October 2, 2016. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $37.4 million and $38.2 million as of October 2, 2016 and January 3, 2016, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of October 2, 2016, the 2021 Notes, 2026 Notes and financing lease obligations were classified as Level 2.
As of October 2, 2016, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $10.3 million and $11.8 million as of October 2, 2016 and January 3, 2016, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 2, 2016 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

We recently announced a new alignment of our businesses effective October 3, 2016 to better position us to grow in attractive end markets and expand share with our core product offerings through an improved customer focus, more value-add collaboration and breakthrough innovations. Our diagnostics business, focused on reproductive health, emerging market diagnostic solutions and applied genomics, will become a standalone business segment seeking to better meet the needs of clinically oriented customers in regulated markets. Microfluidics and automation products within the research market were combined with the existing diagnostics business to form the Diagnostics segment. The remaining products within the research market were combined with the existing Environmental Health business to form the Discovery & Analytical Solutions segment. This combination is intended to advance our success in serving and innovating for our applications-oriented customers in the food, environmental, industrial and life sciences markets.
Overview of the Third Quarter of Fiscal Year 2016
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 1, 2017 ("fiscal year 2016") will include 52 weeks, while the fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 was reflected in our third quarter, which consisted of 14 weeks as compared to our third quarter of fiscal year 2016, which consisted of 13 weeks.
Our overall revenue in the third quarter of fiscal year 2016 was $548.1 million and decreased $15.4 million, or 3%, as compared to the third quarter of fiscal year 2015, reflecting a decrease of $5.4 million, or 2%, in our Human Health segment revenue and a decrease of $10.0 million, or 5%, in our Environmental Health segment revenue. The decrease in our Human Health segment revenue during the third quarter of fiscal year 2016 was primarily driven by decreases in revenue in our academic and government product offerings within our research market due to reduced government funding and weaker demand in our medical imaging business, which was partially offset by the strong performance of our newborn and infectious disease screening solutions in emerging markets such as China, as well as Europe. The decrease in our Environmental Health segment revenue during the third quarter of fiscal year 2016 was primarily due to a decrease in our food and environmental business due to weak harvest conditions.
In our Human Health segment, we experienced growth during the third quarter of fiscal year 2016 in several of our products within our end markets, as compared to the third quarter of fiscal year 2015. In our diagnostics market, we experienced growth from continued expansion of our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends during the third quarter of fiscal year 2016. This was offset by weaker demand in our medical imaging business due to a change in customer ordering patterns. In our research market, we experienced decreases in revenue in our academic and government product offerings due to reduced government funding and a slight decrease in revenue in our OneSource service offerings due to the timing of renewals. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them.
In our Environmental Health segment, we had a decrease in revenue for the third quarter of fiscal year 2016 as compared to the third quarter of fiscal year 2015. The decrease in revenue was due to lower sales in our food and environmental business within our environmental and industrial markets due to weak harvest conditions. We nevertheless anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
Our consolidated gross margins increased 240 basis points in the third quarter of fiscal year 2016, as compared to the third quarter of fiscal year 2015, primarily due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings. Our consolidated operating margins increased 135 basis points in the third quarter of fiscal year 2016, as compared to the third quarter of fiscal year 2015, primarily due to higher gross margins and lower costs as a result of cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
We continue to believe that we are well positioned to take advantage of the spending trends in our end markets and to promote our efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on diagnostics and discovery and analytical solutions markets, coupled with our deep portfolio of technologies and applications, leading market positions, global scale and financial strength will provide us with a foundation for growth.

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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (our “2015 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 2, 2016.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended October 2, 2016 was $548.1 million, as compared to $563.5 million for the three months ended October 4, 2015, a decrease of $15.4 million, or 3%, which includes an approximate 0.4% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% net increase in revenue attributable to the impact of prior year acquisitions and divestitures. In addition, the third quarter of fiscal year 2016 consisted of 13 weeks as compared to the third quarter of fiscal year 2015, which consisted of 14 weeks. The analysis in the remainder of this paragraph compares segment revenue for the three months ended October 2, 2016 as compared to the three months ended October 4, 2015 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Human Health segment revenue was $338.2 million for the three months ended October 2, 2016, as compared to $343.6 million for the three months ended October 4, 2015, a decrease of $5.4 million, or 2%, due to a decrease of $5.6 million from our research market revenue and an increase of $0.2 million from our diagnostics market revenue. Our Environmental Health segment revenue was $209.8 million for the three months ended October 2, 2016, as compared to $219.8 million for the three months ended October 4, 2015, a decrease of $10.0 million, or 5%, due to a decrease of $9.6 million from our environmental and industrial markets revenue and a decrease of $0.4 million from our laboratory services market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended October 2, 2016 and October 4, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended October 2, 2016 was $1,659.4 million, as compared to $1,654.2 million for the nine months ended October 4, 2015, an increase of $5.2 million, or 0.3%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 0.3% decrease in revenue attributable to prior year acquisitions and divestitures. In addition, the additional week in fiscal year 2015 was reflected in our third quarter, which consisted of 14 weeks as compared to our third quarter of fiscal year 2016, which consisted of 13 weeks. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended October 2, 2016 as compared to the nine months ended October 4, 2015 and includes the effect of foreign exchange rate fluctuations and acquisitions. Our Human Health segment revenue increased $13.0 million, or 1%, due to an increase in diagnostics market revenue of $10.7 million and an increase in research market revenue of $2.3 million. Our Environmental Health segment revenue decreased $7.9 million, or 1%, due to a decrease in environmental and industrial markets revenue of $13.4 million partially offset by an increase in laboratory services market revenue of $5.6 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.5 million of revenue for the nine months ended October 2, 2016 and $0.6 million for the nine months ended October 4, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended October 2, 2016 was $287.3 million, as compared to $308.8 million for the three months ended October 4, 2015, a decrease of $21.5 million, or 7%. As a percentage of revenue, cost of revenue decreased to 52.4% for the three months ended October 2, 2016 from 54.8% for the three months ended October 4, 2015, resulting in an increase in gross margin of 240 basis points from 45.2% for the three months ended October 4, 2015 to 47.6% for the three months ended October 2, 2016. Amortization of intangible assets decreased to $7.3 million for the three months ended October 2, 2016, as compared to $10.7 million for the three months ended October 4, 2015. Stock-based compensation expense was $0.3 million for each of the three months ended October 2, 2016 and October 4, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.8 million for the three months ended October 4, 2015. Other purchase accounting adjustments added an incremental expense of $0.02 million for each of the three months ended October 2, 2016 and October 4, 2015. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.
Cost of revenue for the nine months ended October 2, 2016 was $883.2 million, as compared to $911.8 million for the nine months ended October 4, 2015, a decrease of $28.6 million, or 3%. As a percentage of revenue, cost of revenue decreased to 53.2% for the nine months ended October 2, 2016, from 55.1% for the nine months ended October 4, 2015, resulting in an increase in gross margin of 189 basis points to 46.8% for the nine months ended October 2, 2016, from 44.9% for the nine months ended October 4, 2015. Amortization of intangible assets decreased and was $24.1 million for the nine months ended October 2, 2016, as compared to $32.2 million for the nine months ended October 4, 2015. Stock-based compensation expense was $0.8 million for the nine months ended October 2, 2016, as compared to $1.0 million for the nine months ended October 4, 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.2 million for the nine months ended October 4, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.4 million for the nine months ended October 2, 2016 as compared to $7.3 million for the nine months ended October 4, 2015. Other purchase accounting adjustments added an incremental expense of $0.05 million for each of the nine months ended October 2, 2016 and October 4, 2015. In addition to the above items, the overall increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 2, 2016 were $145.8 million, as compared to $147.7 million for the three months ended October 4, 2015, a decrease of $1.9 million, or 1%. As a percentage of revenue, selling, general and administrative expenses increased and were 26.6% for the three months ended October 2, 2016, as compared to 26.2% for the three months ended October 4, 2015. Amortization of intangible assets increased and was $10.0 million for the three months ended October 2, 2016, as compared to $8.0 million for the three months ended October 4, 2015. Stock-based compensation expense was $3.4 million for the three months ended October 2, 2016 as compared to $3.8 million for the three months ended October 4, 2015. Other purchase accounting adjustments added an incremental expense of $4.1 million for the three months ended October 2, 2016, as compared to $0.02 million for the three months ended October 4, 2015. Acquisition and divestiture-related expenses added an incremental expense of $0.4 million for the three months ended

October 2, 2016 as compared to $0.1 million for the three months ended October 4, 2015. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of lower costs as a result of cost containment and productivity initiatives, which was partially offset by costs related to growth investments.
Selling, general and administrative expenses for the nine months ended October 2, 2016 were $447.3 million, as compared to $440.3 million for the nine months ended October 4, 2015, an increase of $7.0 million, or 2%. As a percentage of revenue, selling, general and administrative expenses increased and were 27.0% for the nine months ended October 2, 2016, as compared to 26.6% for the nine months ended October 4, 2015. Amortization of intangible assets increased and was $30.7 million for the nine months ended October 2, 2016, as compared to $26.0 million for the nine months ended October 4, 2015. Stock-based compensation expense increased and was $12.3 million for the nine months ended October 2, 2016, as compared to $11.1 million for the nine months ended October 4, 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.8 million for the nine months ended October 4, 2015. Other purchase accounting adjustments added an incremental expense of $9.7 million for the nine months ended October 2, 2016, as compared to $46 thousand for the nine months ended October 4, 2015. Acquisition and divestiture-related expenses added an incremental expense of $1.0 million for the nine months ended October 2, 2016, as compared to an incremental expense of $0.5 million for the nine months ended October 4, 2015. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended October 2, 2016 were $33.2 million, as compared to $31.1 million for the three months ended October 4, 2015, an increase of $2.1 million, or 7%. As a percentage of revenue, research and development expenses increased and were 6.1% for the three months ended October 2, 2016, as compared to 5.5% for the three months ended October 4, 2015. Amortization of intangible assets was $0.1 million for each of the three months ended October 2, 2016 and October 4, 2015. Stock-based compensation expense was $0.2 million for the three months ended October 2, 2016 as compared to $0.1 million for the three months ended October 4, 2015. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and development expenses for the nine months ended October 2, 2016 were $102.0 million, as compared to $95.9 million for the nine months ended October 4, 2015, an increase of $6.1 million, or 6%. As a percentage of revenue, research and development expenses increased and were 6.1% for the nine months ended October 2, 2016, as compared to 5.8% for the nine months ended October 4, 2015. Amortization of intangible assets increased and was $0.5 million for the nine months ended October 2, 2016, as compared to $0.4 million for the nine months ended October 4, 2015. Stock-based compensation expense was $0.7 million for the nine months ended October 2, 2016, as compared to $0.4 million for the nine months ended October 4, 2015. In addition to the above items, the increase in research and development expenses was primarily the result of new product releases and investments in new product development, which was partially offset by cost containment and productivity initiatives. During the first nine months of each of fiscal years 2016 and 2015, we directed research and development efforts towards the diagnostics and research markets within our Human Health segment, and the environmental, industrial and laboratory service markets within our Environmental Health segment, in order to help accelerate our growth initiatives.

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

We implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan").We implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions and closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2015 Form 10-K.

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions that were implemented during fiscal years 2016 and 2015:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Human Health	Environmental Health	Human Health	Environmental Health		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2016 Plan	22	$727	$1,093	$—	$—	$1,820	Q4 FY2017	—
Q2 2016 Plan	90	4,049	1,239	—	—	5,288	Q3 FY2017	—
Q4 2015 Plan	174	2,230	9,065	285	—	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	97	1,850	4,160	—	—	6,010	Q2 FY2016	—

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

At October 2, 2016, we had $12.9 million recorded for accrued restructuring and contract termination charges, of which $9.1 million was recorded in short-term accrued restructuring and contract termination charges and $3.8 million was recorded in long-term liabilities. At January 3, 2016, we had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.1 million was recorded in short-term accrued restructuring and contract termination charges and $5.1 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended October 2, 2016:

	Balance at January 3, 2016	2016 Charges	2016 Changes in Estimates, Net	2016 Amounts Paid	Balance at October 2, 2016
	(In thousands)
Severance:
Q3 2016 Plan	$—	$1,820	$—	$(104)	$1,716
Q2 2016 Plan	—	5,288	(43)	(3,095)	2,150
Q4 2015 Plan	10,370	—	(953)	(8,052)	1,365
Q2 2015 Plan	1,149	—	(543)	(408)	198

Facility:
Q4 2015 Plan	259	—	—	(248)	11

Previous Plans	10,287	—	35	(3,029)	7,293
Restructuring	22,065	7,108	(1,504)	(14,936)	12,733
Contract Termination	132	—	88	(76)	144
Total Restructuring and Contract Termination	$22,197	$7,108	$(1,416)	$(15,012)	$12,877

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(In thousands)
Interest income	$(124)	$(147)	$(361)	$(488)
Interest expense	10,998	9,874	30,778	28,564
Gain on disposition of businesses and assets, net	—	—	(5,562)	—
Other expense, net	389	2,217	2,887	4,132
Total interest and other expense, net	$11,263	$11,944	$27,742	$32,208
Interest and other expense, net, for the three months ended October 2, 2016 was an expense of $11.3 million, as compared to an expense of $11.9 million for the three months ended October 4, 2015, a decrease of $0.6 million. The decrease in interest and other expense, net, for the three months ended October 2, 2016, as compared to the three months ended October 4, 2015, was primarily due to a net decrease in other expenses, net by $1.8 million which consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. This was partially offset by an increase in interest expense by $1.1 million due to the issuance of the new higher interest rate 2026 notes, and a concurrent paydown of the lower variable rate previous senior unsecured revolving credit facility. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Interest and other expense, net, for the nine months ended October 2, 2016 was an expense of $27.7 million, as compared to an expense of $32.2 million for the nine months ended October 4, 2015, a decrease of $4.5 million. The decrease was primarily due to a gain on disposition of businesses and assets, net recognized during the nine months ended October 2, 2016 which was partially offset by an increase in interest expense of $2.2 million due to the issuance of the new higher interest rate 2026 notes as well as an increase in borrowings under our previous and new senior unsecured revolving credit facilities partially offset by a decrease in other expense, net of $1.2 million, consisting primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.
Provision for Income Taxes
For the three months ended October 2, 2016, the provision for income taxes from continuing operations was $12.2 million, as compared to $9.1 million for the three months ended October 4, 2015. For the nine months ended October 2, 2016, the provision for income taxes from continuing operations was $27.0 million, as compared to $25.0 million for the nine months ended October 4, 2015.
The effective tax rate from continuing operations was 17.5% and 13.9% for the three and nine months ended October 2, 2016, respectively, as compared to 14.2% and 14.8% for the three and nine months ended October 4, 2015, respectively. The lower effective tax rate during the first nine months of fiscal year 2016, as compared to the first nine months of fiscal year 2015, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2016 as compared to fiscal year 2015 and higher tax benefits related to discrete items, which were $7.1 million in the first nine months of fiscal year 2016, as compared to $5.2 million in the first nine months of fiscal year 2015.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations, and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2016-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operations, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of October 2, 2016 and January 3, 2016.
During fiscal years 2016 and 2015, we settled various commitments related to the divestiture of discontinued operations and recognized a net pre-tax gain of $0.6 million and a net pre-tax loss of $0.03 million for the nine months ended October 2, 2016 and October 4, 2015, respectively, and a net pre-tax gain of $0.6 million for the three months ended October 2, 2016. We recorded a tax provision of $0.3 million and a tax benefit of $2.4 million on discontinued operations and dispositions for the three and nine months ended October 2, 2016, respectively. We recorded a tax provision of $0.04 million and $0.01 million on discontinued operations and dispositions for the three and nine months ended October 4, 2015, respectively.
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
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $10.3 million and $11.8 million as of October 2, 2016 and January 3, 2016, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at October 2, 2016 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Human Health
Revenue for the three months ended October 2, 2016 was $338.2 million, as compared to $343.6 million for the three months ended October 4, 2015, a decrease of $5.4 million, or 2%, which includes a 2% net decrease in revenue attributable to the impact of prior year acquisitions and divestitures. In addition, the third quarter of fiscal year 2016 consisted of 13 weeks as compared to the third quarter of fiscal year 2015, which consisted of 14 weeks. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended October 2, 2016, as compared to the three months ended October 4, 2015, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Human Health segment reflects a decrease of $5.6 million from our research market revenue partially offset by an increase of $0.2 million from our diagnostics market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Human Health segment for each of the three months ended October 2, 2016 and October 4, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our Human Health segment, we experienced growth during the third quarter of fiscal year 2016 in several of our products within our end markets, as compared to the third quarter of fiscal year 2015. In our diagnostics market, we experienced growth from continued expansion of our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends during the third quarter of fiscal year 2016. This was offset by weaker demand in our medical imaging business due to a change in customer ordering patterns. In our research market, we experienced decreases in revenue in our academic and government product offerings and a slight decrease in revenue in our OneSource service offerings. Decreases in revenue in our academic and government product offerings was primarily a result of reduced government funding. The slight decreases in revenue in our OneSource service offering is primarily due to the timing of renewals. Our OneSource business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them.
Revenue for the nine months ended October 2, 2016 was $1,024.2 million, as compared to $1,011.2 million for the nine months ended October 4, 2015, an increase of $13.0 million, or 1%, which includes an approximate 1% decrease in revenue attributable to prior year acquisitions and divestitures. In addition, the additional week in fiscal year 2015 was reflected in our third quarter, which consisted of 14 weeks as compared to our third quarter of fiscal year 2016, which consisted of 13 weeks. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the nine months ended October 2, 2016, as compared to the nine months ended October 4, 2015, and includes the effect of foreign exchange fluctuations and acquisitions. The increase in revenue in our Human Health segment reflects an increase in diagnostics market revenue of $10.7 million and an increase in research market revenue of $2.3 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.5 million of revenue in our Human Health segment for the nine months ended October 2, 2016 and $0.6 million for the nine months ended October 4, 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends during the third quarter of fiscal year 2016. Demand in our medical imaging business declined slightly due to a change in customer ordering patterns. In our research market, we experienced growth in our OneSource service offerings, which was primarily offset by decreases in revenue from our academic and government product offerings due to reduced government funding.
Operating income from continuing operations for the three months ended October 2, 2016 was $64.6 million, as compared to $63.1 million for the three months ended October 4, 2015, an increase of $1.5 million, or 2%. Amortization of intangible assets decreased and was $13.7 million for the three months ended October 2, 2016, as compared to $15.3 million for the three months ended October 4, 2015. Restructuring and contract termination charges, net, were $0.4 million for the three months ended October 2, 2016, as compared to $0.2 million for the three months ended October 4, 2015. Other purchase accounting adjustments added an incremental expense of $4.1 million for the three months ended October 2, 2016, as compared to $0.03 million for the three months ended October 4, 2015. Acquisition and divestiture-related expenses added an incremental expense of $0.4 million for the three months ended October 2, 2016, as compared to $0.1 million for the three months ended October 4, 2015. In addition to the above items, increased operating income for the three months ended October 2, 2016, as compared to the three months ended October 4, 2015, was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.
Operating income from continuing operations for the nine months ended October 2, 2016 was $176.9 million, as compared to $179.6 million for the nine months ended October 4, 2015, a decrease of $2.7 million, or 1%. Amortization of intangible assets decreased and was $41.1 million for the nine months ended October 2, 2016, as compared to $46.0 million for the nine months ended October 4, 2015. Restructuring and contract termination charges, net, were $4.7 million for the nine months ended October 2, 2016, as compared to $2.0 million for the nine months ended October 4, 2015. Other purchase accounting adjustments added an incremental expense of $9.8 million for the nine months ended October 2, 2016, as compared to $0.1 million for the nine months ended October 4, 2015. Acquisition and divestiture-related expenses added an incremental expense of $0.9 million for the nine months ended October 2, 2016, as compared to an incremental expense of $0.3 million for the nine months ended October 4, 2015. In addition to the above items, decreased operating income for the nine months ended October 2, 2016, as compared to the nine months ended October 4, 2015, was primarily the result of increased costs related to investments in new product development, which were partially offset by pricing initiatives and lower costs related to cost containment and productivity initiatives.

Environmental Health
Revenue for the three months ended October 2, 2016 was $209.8 million, as compared to $219.8 million for the three months ended October 4, 2015, a decrease of $10.0 million, or 5%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% net increase in revenue attributable to the impact of prior year acquisitions and divestitures. In addition, the third quarter of fiscal year 2016 consisted of 13 weeks as compared to the third quarter of fiscal year 2015, which consisted of 14 weeks. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the three months ended October 2, 2016, as compared to the three months ended October 4, 2015, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Environmental Health segment reflects a decrease of $9.6 million from our environmental and industrial revenue due to weak harvest conditions and a decrease of $0.4 million from our laboratory services market revenue.
Revenue for the nine months ended October 2, 2016 was $635.2 million, as compared to $643.1 million for the nine months ended October 4, 2015, a decrease of $7.9 million, or 1%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates and an approximate 1% increase in revenue attributable to acquisitions. In addition, the additional week in fiscal year 2015 was reflected in our third quarter, which consisted of 14 weeks as compared to our third quarter of fiscal year 2016, which consisted of 13 weeks. The analysis in the remainder of this paragraph compares selected revenue by market and product type for the nine months ended October 2, 2016, as compared to the nine months ended October 4, 2015, and includes the effect of foreign exchange fluctuations and acquisitions. The decrease in revenue in our Environmental Health segment reflects a decrease in environmental and industrial markets revenue of $13.4 million partially offset by an increase in laboratory services market revenue of $5.6 million.
Operating income from continuing operations for the three months ended October 2, 2016 was $27.7 million, as compared to $22.8 million for the three months ended October 4, 2015, an increase of $4.9 million, or 21%. Amortization of intangible assets was $3.6 million for each of the three months ended October 2, 2016 and October 4, 2015. Restructuring and contract termination charges, net, were $0.2 million for the three months ended October 2, 2016, as compared to $0.3 million for the three months ended October 4, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.8 million for the three months ended October 4, 2015. In addition to the above items, operating income increased for the three months ended October 2, 2016, as compared to the three months ended October 4, 2015, due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings and lower costs as a result of cost containment initiatives.
Operating income from continuing operations for the nine months ended October 2, 2016 was $78.9 million, as compared to $53.6 million for the nine months ended October 4, 2015, an increase of $25.3 million, or 47%. Amortization of intangible assets increased and was $14.1 million for the nine months ended October 2, 2016, as compared to $12.5 million for the nine months ended October 4, 2015. Restructuring and contract termination charges, net, were $1.0 million for the nine months ended October 2, 2016, as compared to $2.8 million for the nine months ended October 4, 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.4 million for the nine months ended October 2, 2016, as compared to $7.3 million for the nine months ended October 4, 2015. In addition to the above items, increased operating income for the nine months ended October 2, 2016, as compared to the nine months ended October 4, 2015, was primarily due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings, early benefits from our initiatives to improve our supply chain, and lower costs related to cost containment initiatives partially offset by increased costs related to investments in new product development and unfavorable impacts from foreign currency.

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
At October 2, 2016, we had cash and cash equivalents of $311.7 million, of which $303.3 million was held by our non-U.S. subsidiaries, and we had $935.6 million of additional borrowing capacity available under our new senior unsecured revolving credit facility. We had no other liquid investments at October 2, 2016.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $303.3 million of cash and cash equivalents held by our non-U.S. subsidiaries at October 2, 2016, we would incur U.S. taxes on approximately $287.2 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 27, 2016, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the nine months ended October 2, 2016, we repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of October 2, 2016, 8.0 million shares remained available for repurchase under the New Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the nine months ended October 2, 2016, we repurchased 72,058 shares of common stock for this purpose at an aggregate cost of $3.4 million.
The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the New Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our new senior unsecured revolving credit facility.
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
During the first nine months of fiscal year 2016, we contributed $7.6 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $1.7 million by the end of fiscal year 2016. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $198.9 million for the nine months ended October 2, 2016, as compared to $161.9 million for the nine months ended October 4, 2015, an increase in cash provided by operating activities of $37.0 million. The cash provided by operating activities for the nine months ended October 2, 2016 was principally a result of income from continuing operations of $166.5 million adjusted for depreciation and amortization of $79.3 million, stock-based compensation expense of $13.8 million, restructuring and contract termination charges, net of $5.7 million, change in fair value of contingent consideration of $9.7 million and gain from disposition of businesses and assets, net of $5.6 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $69.0 million and a net cash decrease in working capital of $1.5 million. Contributing to the net cash decrease in working capital for the nine months ended October 2, 2016, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $12.4 million, which was partially offset by a decrease in accounts receivable of $1.8 million and an increase in accounts payable of $9.0 million. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Environmental Health and Human Health segments to improve responsiveness to customer requirements and for the introduction of new products. The decrease in accounts receivable was a result of accounts receivable collections during the first nine months of fiscal year 2016. The increase in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2016. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $69.0 million for the nine months ended October 2, 2016, as compared to $49.0 million for the nine months ended October 4, 2015. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $78.2 million for the nine months ended October 2, 2016, as compared to $35.7 million for the nine months ended October 4, 2015, an increase of $42.5 million. For the nine months ended October 2, 2016, the net cash used in investing activities of our continuing operations was principally a result of capital expenditures of $25.3 million and $71.9 million of cash used for acquisitions and investments. These items were partially offset by cash proceeds of $21.0 million, net of $2.0 million in restricted cash from the sale of businesses. Net cash used for capital expenditures was $17.8 million for the nine months ended October 4, 2015. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the nine months ended October 4, 2015, we used $18.7 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities was $52.6 million for the nine months ended October 2, 2016, as compared to $92.4 million for the nine months ended October 4, 2015, a decrease of $39.8 million. For the nine months ended October 2, 2016, we repurchased 3.3 million shares of our common stock, which includes 72,058 shares of our common stock pursuant to our equity incentive plans, for a total cost of $151.6 million, including commissions. This compares to repurchases of 1.6 million shares of common stock, which includes 89,558 shares of our common stock pursuant to our equity incentive plans for the nine months ended October 4, 2015, for a total cost of $76.2 million, including commissions. Proceeds from the issuance of common stock under stock plans was $12.1 million for the nine months ended October 2, 2016 as compared to $13.1 million for the nine months ended October 4, 2015. During the nine months ended October 2, 2016, debt borrowings on our previous and new senior unsecured revolving credit facilities totaled $375.5 million, which were offset by debt payments of $804.5 million. During the nine months ended October 4, 2015, debt payments on our previous senior unsecured revolving credit facility totaled $371.0 million, which were offset by debt borrowings of $347.0 million. During the nine months ended October 2, 2016, proceeds from the sale of our senior unsecured debt was $546.2 million, and we paid $7.9 million for debt issuance costs. We paid $23.1 million and $23.7 million in dividends during the nine months ended October 2, 2016 and October 4, 2015, respectively. We had net payments on other credit facilities of $0.8 million during each of the nine months ended October 2, 2016 and October 4, 2015, respectively. During the nine months ended October 2, 2016, we received $1.7 million for settlement of forward foreign exchange contracts, as compared to $19.2 million received for the nine months ended October 4, 2015. During the nine months ended October 2, 2016, we made $0.1 million in payments for acquisition-related contingent consideration.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On August 11, 2016, we terminated our previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion. The new senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of October 2, 2016, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the new senior unsecured revolving credit facility. As of October 2, 2016, we had $935.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. At October 2, 2016, borrowings under the new senior unsecured revolving credit facility were accruing interest primarily based on the Eurocurrency rate. The Eurocurrency margin as of October 2, 2016 was 110 basis points. The weighted average Eurocurrency interest rate as of October 2, 2016 was 0.56%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 1.66%. As of October 2, 2016, the new senior unsecured revolving credit facility had an aggregate carrying value of $48.5 million, which was net of $4.5 million of unamortized debt issuance costs. As of January 3, 2016, the previous senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of October 2, 2016.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the "2021 Notes") in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of October 2, 2016, the 2021 Notes had an aggregate carrying value of $495.7 million, net of $1.8 million of unamortized original issue discount and $2.6 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest. We were in compliance with all applicable covenants as of October 2, 2016.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our senior unsecured revolving credit facility. As of October 2, 2016, the 2026 Notes had an aggregate carrying value of $551.6 million, net of $4.9 million of unamortized original issue discount and $4.9 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At October 2, 2016, we had $37.4 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $36.2 million was recorded as long-term debt. At January 3, 2016, we had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2016 and for each quarter of fiscal year 2015. At October 2, 2016, we had accrued $7.7 million for dividends declared on July 27, 2016 for the third quarter of fiscal year 2016 that will be payable on November 10, 2016. On October 26, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2016 that will be payable on February 10, 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 have changed due to new lease agreements for certain operating facilities, changes to our senior unsecured revolving credit facility and issuance of senior unsecured notes.
During the nine months ended October 2, 2016, we entered into new lease agreements for certain operating facilities. Our total rental payments to the lessors are now expected to be $14.0 million for the remainder of fiscal year 2016, $44.1 million for fiscal year 2017, $31.6 million for fiscal year 2018, $24.8 million for fiscal year 2019, $20.6 million for fiscal year 2020 and $70.0 million in the aggregate thereafter.
On August 11, 2016, we terminated our previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion. As of October 2, 2016, our new senior unsecured revolving credit facility with an initial maturity of August 11, 2021 had an aggregate outstanding amount of $53.0 million. As of October 2, 2016, we had no outstanding obligation in our previous senior unsecured revolving credit facility. The new senior unsecured revolving credit facility borrowings carry variable interest rates and the outstanding amount of $53.0 million does not include interest obligations.
On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. Our total debt payments under the 2026 Notes are expected to be €9.375 million for fiscal year 2017, €9.375 million for fiscal year 2018, €9.375 million for fiscal year 2019, €9.375 million for fiscal year 2020, €9.375 million for fiscal year 2021 and €546.875 million in the aggregate thereafter. These payments include interest obligations. As of October 2, 2016, the 2026 Notes had a carrying value of $551.6 million, net of $4.9 million of unamortized original issue discount and $4.9 million of unamortized debt issuance costs.
There have not been any other material changes during the first nine months of fiscal year 2016.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The provisions of this guidance are to be applied using a retrospective transition method to each period presented, and if it is impracticable to apply the amendments retrospectively for some of the issues, ASU 2016-15 allows the amendments for those issues to be applied prospectively as of the earliest date practicable. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. We adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. We recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the nine months ended October 2, 2016 have been recognized in the current period’s income statement. We also excluded the excess tax benefits from the calculation of diluted earnings per share for the three and nine months ended October 2, 2016. We applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. We have elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. ASU 2016-12, ASU 2016-10 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. We are evaluating the requirements of the foregoing standards and has not yet determined the impact of their adoption on our consolidated financial position, results of operations and cash flows. We intend to adopt these standards using the modified retrospective approach, and we do not intend to early adopt these standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. Except for the net investment hedge on foreign operations that we entered into during the third quarter of fiscal year 2016, the following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2015 Form 10-K.
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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $128.5 million, $127.3 million and $104.7 million at October 2, 2016, January 3, 2016 and October 4, 2015, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 2, 2016 and October 4, 2015.

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

As of October 2, 2016, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €50.7 million and combined U.S. Dollar notional amounts of $9.2 million. The combined Euro notional amounts of these outstanding hedges was €107.4 million and €108.7 million as of January 3, 2016 and October 4, 2015, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the nine months ending October 2, 2016 and October 4, 2015. We paid $0.1 million and received $19.2 million during the nine months ended October 2, 2016 and October 4, 2015, respectively, from the settlement of these hedges.

During the third quarter of 2016, we entered into a series of foreign currency forward contracts with a notional amount of €492.3 million to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), as well as to offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during the third quarter of 2016 and we recorded a net realized foreign exchange gain in AOCI amounting to $1.8 million during the three and nine months ended October 2, 2016.

During the third quarter of 2016, in connection with the issuance of the 2026 Notes, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of AOCI, as well as to offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 2, 2016, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.7 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $10.2 million for the three and nine months ended October 2, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 2, 2016. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 2, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 2, 2016 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the nine months ended October 2, 2016. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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

We have a substantial amount of debt and other financial obligations. Our debt level and related debt service obligations could have negative consequences, including:

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
Restrictions in our new senior unsecured revolving credit facility and other debt instruments may limit our activities.
Our new senior unsecured revolving credit facility, 2021 Notes and 2026 Notes include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our new senior unsecured revolving credit facility, 2021 Notes, 2026 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
As of October 2, 2016, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On July 27, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2016 that will be payable on November 10, 2016. On October 26, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2016 that will be payable on February 10, 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our common stock under our share repurchase program during the third quarter of fiscal year 2016.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

3.1
By-laws of the Company, Amended and Restated as of July 27, 2016 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 27, 2016 (File No. 001-05075)).

4.1
Third Supplemental Indenture, dated as of July 19, 2016, among the Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2016 (File No. 001-05075)).

4.2
Paying Agency Agreement, dated July 19, 2016, between the Company, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2016 (File No. 001-05075)).

10.1
Credit Agreement, dated as of August 11, 2016, among the Company, Wallac Oy, and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016 (File No. 001-05075)).

10.2	Employment Agreement between Deborah A. Butters and PerkinElmer, Inc. dated July 11, 2016, attached hereto as Exhibit 10.2(9).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2016 and October 4, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2016 and October 4, 2015, (iii) Condensed Consolidated Balance Sheets at October 2, 2016 and January 3, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2016 and October 4, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 8, 2016	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 8, 2016	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

3.1
By-laws of the Company, Amended and Restated as of July 27, 2016 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 27, 2016 (File No. 001-05075)).

4.1
Third Supplemental Indenture, dated as of July 19, 2016, among the Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2016 (File No. 001-05075)).

4.2
Paying Agency Agreement, dated July 19, 2016, between the Company, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2016 (File No. 001-05075)).

10.1
Credit Agreement, dated as of August 11, 2016, among the Company, Wallac Oy, and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2016 (File No. 001-05075)).

10.2	Employment Agreement between Deborah A. Butters and PerkinElmer, Inc. dated July 11, 2016, attached hereto as Exhibit 10.2(9).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2016 and October 4, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2016 and October 4, 2015, (iii) Condensed Consolidated Balance Sheets at October 2, 2016 and January 3, 2016, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2016 and October 4, 2015, and (v) Notes to Condensed Consolidated Financial Statements.