Form 10-K
period 2017-01-01
PERKINELMER INC
filed 2017-02-28
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on July 1, 2016, was $5,650,129,129 based upon the last reported sale of $52.66 per share of common stock on July 1, 2016.
As of February 24, 2017, there were outstanding 109,787,006 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2017 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of products, services and solutions for the diagnostics, food, environmental, industrial, life sciences research and laboratory services markets. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
We realigned our businesses at the beginning of the fourth quarter of fiscal year 2016 to better organize around customer requirements, positioning us to grow in attractive end markets and expand share with our core product offerings. We created two new reporting segments, Discovery & Analytical Solutions and Diagnostics, which will enable us to deliver improved customer focus, more value-add collaboration and breakthrough innovations. Our Diagnostics business became a standalone reporting segment targeted towards better meeting the needs of clinically-oriented customers, especially within the growing areas of reproductive health, emerging market diagnostics and applied genomics. Microfluidics and automation products within our former research business were moved to a new applied genomics group within the Diagnostics segment. Our former environmental health business and the remaining products within the legacy research business were combined to form our new Discovery & Analytical Solutions reporting segment, focused on better serving and innovating for applications-oriented customers. Discovery & Analytical Solutions customers span the environmental, food, industrial, life sciences research and laboratory services markets.
We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of January 1, 2017, we employed approximately 8,000 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.
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

Our Strategy
Our strategy is to develop and deliver innovative products, services and solutions in high-growth markets that utilize our knowledge and expertise to address customers’ critical needs and drive scientific breakthroughs. To execute on our strategy and accelerate revenue growth, we focus on broadening our offerings through both the acquisition of innovative technology and investment in research and development. Our strategy includes:

•	Achieving significant growth in both of our new core business segments, Discovery & Analytical Solutions and Diagnostics, through strategic acquisitions and licensing;

•	Accelerating innovation through both internal research and development and third-party collaborations and alliances;

•	Strengthening our position within key markets, by expanding our product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and engaged employees.

Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:

Strategic Business Realignment:
We realigned our businesses at the beginning of the fourth quarter of fiscal year 2016 to better organize around customer requirements, positioning us to grow in attractive end markets and expand share with our core product offerings. We created two new operating segments, Discovery & Analytical Solutions and Diagnostics, which will enable us to deliver improved customer focus, more value-add collaboration and breakthrough innovations. The results reported for fiscal year 2016 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect this change to our operating segments.

Acquisitions in Fiscal Year 2016:

We completed the acquisition of two businesses in fiscal year 2016 for a total consideration of $72.2 million in cash. The acquired businesses were Bioo Scientific Corporation, which was acquired for total consideration of $63.5 million in cash and one other business acquired for a total consideration of $8.8 million in cash. We reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates.

Restructuring:
During fiscal year 2016, we recorded pre-tax restructuring charges of $0.6 million in our Diagnostics segment and $5.9 million in our Discovery & Analytical Solutions segment related to a workforce reduction from restructuring activities. Our management approved these plans principally to focus resources on higher growth product lines and end markets. We also recorded pre-tax restructuring reversals of $0.3 million in our Diagnostics segment and $1.2 million in our Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions. This pre-tax restructuring activity has been reported as restructuring and contract termination charges and is included as a component of income from continuing operations. We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2016.

As part of our ongoing business strategy, we also took the following actions:

Share Repurchase Program:
On October 23, 2014, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 27, 2016, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fiscal year 2016, we repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of January 1, 2017, 8.0 million shares remained available for repurchase under the New Repurchase Program. From January 2, 2017 through February 24, 2017, there were no stock repurchases under the New Repurchase Program.

Business Segments and Products
We report our business in two segments: Discovery & Analytical Solutions and Diagnostics. We realigned our businesses at the beginning of the fourth quarter of the fiscal year 2016 to better position us to grow in attractive end markets and expand share with our core product offerings through an improved customer focus, more value-add collaboration and breakthrough innovations. The results reported for fiscal year 2016 reflect this new alignment of our operating segments. Financial information in this report relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect the changes in our operating segments.

Discovery & Analytical Solutions Segment
Our comprehensive portfolio of technologies helps life sciences researchers better understand diseases and develop treatments. In addition, we help accelerate scientists' ability to detect, monitor and manage contaminants and toxic chemicals impacting our environment and food supply. Our new Discovery & Analytical Solutions segment serves the environmental, food, industrial, life sciences research and laboratory services markets, and generated revenue of $1,513.0 million in fiscal year 2016.

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

Food Market:
We provide a variety of solutions that help farmers and food producers provide a growing population with food that is safe, nutritious and appealing. Our instruments confirm food quality, including the level of moisture in grain or the level of fat in butter. Our instruments are also used to detect the presence of potentially dangerous contaminants, such as lead and mercury in milk. Our solutions can also be used to identify the origin of food products such as olive oil, which helps prevent counterfeiting. Our methods and analyses are transferable throughout the supply chain so our customers are able to keep pace with industry standards as well as governmental regulations and certifications.

Industrial Market:
We provide analytical instrumentation for the industrial market which includes the chemical, electronics, energy, lubricant, petrochemical and polymer industries. Our industrial instrumentation is primarily used by customers focusing on quality assurance standards.

Life Sciences Research Market:
In the life science research market, we provide a broad suite of solutions including reagents, informatics, and detection and imaging technologies that enable scientists to improve life science research and facilitate the drug discovery processes. These products, solutions and services support pharmaceutical and biotech companies, and academic institutions globally in creating better therapeutics by helping to bring products to market faster and more efficiently. Our research portfolio includes a wide range of systems consisting of imaging, detection and extraction instrumentation for use on in vitro, ex vivo, and in vivo models, analysis hardware and software, plus a wide range of consumable products including drug discovery and research reagents.

Laboratory Services Market:
We provide services designed to enable our customers in the laboratory services market throughout the world to increase efficiencies and production time while reducing maintenance costs of their labs. Our OneSource laboratory service business is aligned with customers' needs to accelerate science by enabling efficiency gains within their labs.

Principal Products:
Our principal products and services for Discovery & Analytical Solutions applications include the following:

Environmental, Food & Industrial:

•
The Clarus® series of gas chromatographs, gas chromatographs/mass spectrometers and the TurboMatrix™ family of sample-handling equipment are used to identify and quantify compounds in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.

•	The Altus® UPLC® and HPLC advanced liquid chromatography systems providing high throughput and resolution chromatographic separations.

•	AxION® 2 TOF MS is designed to simplify and streamline virtually any analytical workflow and provides mass accuracy, full spectrum capability, speed, sensitivity, and dynamic range.

•	AxION® Direct Sample Analysis (DSA®) is a sample introduction system that enables direct sample analysis with minimal sample preparation and no chromatography.

•	The Torion® T-9 portable GC/MS, a fast person-portable GC/MS system, enabling rapid detection and actionable results to potentially hazardous and emergency environmental conditions.

•
Our atomic spectroscopy family of instruments, including the AAnalyst™/PinAAcle® series of atomic absorption spectrometers, the Avio™/Optima® family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•
Our infrared spectroscopy family, including the Spectrum Two™ spectrometer, a compact and portable instrument, used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications. This includes the Frontier™ IR and NIR spectrometers designed to provide high sensitivity and flexibility to address a range of sample types. Spotlight™ IR systems, designed for scientists whose samples demand higher sensitivity and simpler analysis and workflows.

•
The LAMBDA™ UV/Vis, a series of spectrophotometers that provide sampling flexibility to enable measuring of a wide range of sample types, including liquids, powders and solid materials, both in regulated industries as well as QC/QA and research applications.

•
The 2400 Series II CHNS/O Elemental Analyzer is one of the leading organic elemental analyzers. It is ideal for the rapid determination of carbon, hydrogen, nitrogen, sulfur, and oxygen content in organic and other types of materials.

•	Our thermal analysis family includes DSC series that offers exclusive HyperDSC capability for unparalleled sensitivity and new insights into material processes.

•
Our Thermogravimetric (TG) and Simultaneous Thermal Analysis (STA) instruments, which can be coupled to Fourier Transform Infrared (FT-IR), Mass Spectrometry (MS), or Gas Chromatography/Mass Spectrometry (GC/MS) to provide greater analysis power and knowledge.

•	Perten's Falling Number and Glutomatic instruments determine the bread baking quality of wheat and flour.

Life Sciences Research and Laboratory Services:

•
Phenoptics™ quantitative pathology research solutions provide oncologists and cancer immunologists a new way to visualize and measure tumor cells and multiple immune-cell phenotypes simultaneously in FFPE tissue by combining the power of Opal®™ multiplexed immunohistochemistry reagents with the Mantra™ or Vectra® 3 Multispectral Imaging System, enabling visualization and analysis of complex cell interactions in ways that are difficult to achieve with other methods.

•
Radiometric detection solutions, including over 1,100 radiochemicals NEN and the Tri-carb®, Quantulus™ GCT families of liquid scintillation analyzers, Wizard2® Gamma counters and MicroBeta2® plate based LSA, are used for beta, gamma and luminescence counting in microplate and vial formats utilized in research, environmental and drug discovery applications.

•	The Opera® Phenix™ high content screening system is used for sensitive and high speed phenotypic drug screening of complex cellular models.

•
The Operetta® CLS™ high content analysis system enables scientists to reveal fine sub-cellular details from everyday assays as well as more complex studies, for example using live cells, 3D and stem cells.

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

•
A wide range of homogeneous biochemical and cell based assay reagents, including LANCE® Ultra™ and Alpha™ Technology assay platforms used for the detection of drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, biomarkers and the modification of epigenetic enzymes.

•	A broad portfolio of recombinant GPCR and Ion Channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.

•
AlphaScreen®, AlphaLISA® and AlphaPlex® research assays, including over 500 no-wash biomarker detection kits for both biotherapeutics and small molecule drug discovery and development in a variety of therapeutic areas including cancer, inflammation, metabolic disorders, neurodegeneration and virology.

•	TSA® Plus biotin kits can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.

•
In vivo imaging technologies and reagents for preclinical research, including the IVIS® Spectrum™ series and the FMT® series for 3D imaging, including the Spectrum™ BL for 2D and 3D optical imaging, and the IVIS® Lumina™ series for 2D imaging, along with a suite of bioluminescent and fluorescent imaging agents, cell lines and dyes. These technologies are designed to provide for non-invasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals and are complemented by a broad portfolio of fluorescent and bioluminescent in vivo imaging reagents that can be useful for identifying, characterizing and quantifying a range of disease biomarkers and therapeutic efficacy in living animal models.

•	The G4 PET/X-ray and G8 PET/CT preclinical imaging systems deliver PET imaging with an intuitive user interface and efficient workflows, ensuring subject monitoring throughout preparation and imaging.

•
Quantum GX™ microCT platform is an in vivo microCT scanner that offers industry leading microCT resolution for pre-clinical imaging applications or eight second scan times for higher throughput with lower doses of radiation. With Quantum GX™, 3D data from the IVIS® and FMT® imaging platforms can be coregistered with microCT.

•	Opal® 4, 5, 6, and 7 color multiplexed staining kits for amplified detection of immunohistochemistry utilized for multiple biomarker assessment in a single FFPE tumor cross section.

•
Vectra® 3 and inForm® software providing the power of multiplexed biomarker imaging in tissue and quantitative analysis, all within a familiar digital workflow to accelerate cancer immunology research.

•	AlphaPlex™ reagent technology, a homogeneous, all-in-one-well multiplexing reagent system for performing ultra-sensitive immunoassay analyses.

•	High Content Profiler™ powered by TIBCO® Spotfire® technology provides automated workflows for quality control and hit classification for truly multi-parametric cellular drug screens.

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

•
OneSource® Dashboard, a TIBCO® Spotfire® technology driven interactive graphical platform provides visibility to a customer’s global asset population, service event and downtime distribution, as well as key performance indicators to assist in asset operation.

New Products:
New products introduced or acquired for Discovery & Analytical Solutions applications in fiscal year 2016 include the following:

 Environmental, Food & Industrial:

•
The Avio™ 200 is the smallest ICP-OES on the market, offering the lowest argon consumption of any ICP, the fastest ICP startup and the widest linear range with dual viewing technology for use in a variety of labs.

•
QSight Triple Quad LC/MS/MS is a flow-based mass spectrometry system that provides high sensitivity and enables high levels of efficiency and productivity to meet both standard and regulatory requirements.

•	The Delta range of milk quality analyzers help ensure the quality of dairy products and are used at Central Milk Testing labs as well as dairy processing facilities around the world.

•	The Bioo Scientific test kits for detection of toxins, veterinary drug residues and contaminants enable rapid and easy testing at different steps in the food value chain.

Life Sciences Research:

•
The Operetta® CLS™ high content analysis system enables scientists to reveal fine sub-cellular details from everyday assays as well as more complex studies, for example using live cells, 3D and stem cells.

•
Alpha™ SureFire® Ultra Multiplex Assays are used for the rapid, sensitive and quantitative detection of phosphoproteins in cells, combined with the measurement of the total amount of the same protein in a single well.

•	CellCarrier® Ultra 384-well microplates used in high content imaging applications such as phenotypic screening and three-dimensional disease model studies.

•
PerkinElmer Signals™ for Translational, a cloud-based data management, aggregation and analysis platform, integrates experimental and clinical research data from many sources and relates the data to scientifically meaningful concepts. The platform also enables support for the complete precision medicine workflow, from data acquisition to biomarker discovery and validation.

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

Brand Names:
Our Discovery & Analytical Solutions segment offers additional products under various brand names, including:

 Environmental and Food:
AAnalyst™, Altus®, Aquamatic™, Avio™, AxION®, Clarus®, DairyGuard™, Falling Number®, Frontier™, Glutomatic™, Honigs Regression™, HyperDSC®, Inframatic™, LAMBDA™, NexION®, OilExpress™, OilPrep™, Optima™, Perten®, Perten

Instruments®, PinAAcle®, QSight™, Spectrum™, Spectrum Two™, Spotlight™, Supra-clean®, Supra-d™, Supra-poly®, Syngistix™, Torion®, TurboMatrix™ and Ultraspray®.

Life Sciences Research:
AlphaLISA®, AlphaPlex™, AlphaScreen®, Alpha™ SureFire®, Cell carrier™, cell::explorer®™, Chem3D®, ChemDraw®, ChemOffice®, Columbus™ Elements®, EnLite™, EnSight™, EnSpire®, EnVision®, EZ-Reader™, FMT®, Geospiza®, High Content Profiler™, inForm®, IVIS®, LANCE®, Living Image®, Mantra™, MicroBeta2®, NEN®, Nuance®, OneSource®, Opal®, Opera Phenix™, Operetta CLS™, PerkinElmer Signals™ for Translational, Phenoptics™, Quantulus™ GCT, Quantum™, Tri-Carb®, Vectra®, VICTOR®™, ViewLux™, VivoTag® and Wizard2®.

Diagnostics Segment
We offer instruments, reagents, assay platforms, and software to hospitals, medical labs, clinicians, and medical research professionals to help improve the health of families. Our new Diagnostics segment is especially focused on reproductive health, emerging market diagnostics, and applied genomics. Our Diagnostics business generated revenue of $602.5 million in fiscal year 2016.

Diagnostics Market:
We provide early detection for genetic disorders from pregnancy to early childhood, as well as flat panel X-ray detectors and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their babies. Our instruments, reagents and software test and screen for genetic abnormalities, disorders and diseases, including Down syndrome, hypothyroidism, infertility and various metabolic conditions. We also develop the technologies that enable and support sample-to-sequencer workflow using next-generation DNA sequencing for applications in oncology, genetic testing and drug discovery.
Our flat panel X-ray detectors are used within X-ray imaging systems to allow physicians to make fast and accurate diagnoses of conditions ranging from broken bones to breast cancer. In addition, our flat panel X-ray detectors are used within oncology radiation therapy systems to support more accurate tumor treatment.

Principal Products:
Our principal products and services for Diagnostics applications include the following:

Diagnostics:

•
The DELFIA® Xpress screening platform, a complete solution for prenatal and maternal health screening, which includes a fast continuous loading system. It is supported by kits for both first and second trimester analyses for prenatal screening and clinically validated LifeCycle™ software.

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

•
ViaCord® umbilical cord blood banking services for the banking of stem cells harvested from umbilical cord blood and cord tissue, for potential therapeutic application in transplant and regenerative medicine.

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

Applied Genomics

•
Automated liquid handling platforms (JANUS®, Sciclone® and Zephyr®) that offer a choice of robotic solutions in genomics, biotherapeutics, high throughput screening and high content analysis to assist life science research from bench to clinic.

•
Next-generation sequencing automation and nucleic acid quantitation, including LabChip® GX Touch electrophoresis, as well as Sciclone®, Zephyr® and JANUS® automated liquid handling workstations for library preparation.

•	JANUS® BioTx™ Workstation for automated small scale purification offers column, tip and plate based chromatography on a single platform.

•	The LabChip GXII® Touch provides a means of characterizing multiple protein product attributes for research labs through QC.

•
The cell::explorer®™ automated workstation allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.

New Products:
Significant new products introduced or acquired for Diagnostics applications in fiscal year 2016 include the following:

Diagnostics:

•
A comprehensive portfolio of Next-Generation Sequencing ("NGS") Library Prep and multiplexing kits designed to increase sensitivity, flexibility and speed for speed for sequencing platforms, offered through our acquisition of Bioo Scientific.

•	Automated, precise, cost-effective Non-Invasive Prenatal Testing ("NIPT") utilizing molecular technology not requiring sequencing technology, offered through our acquisition of Vanadis Diagnostics.

•
The XRD 4343RF, which supports a full 43 × 43 cm2 (17 × 17 in2) field of view providing superior imaging for fluoroscopy, radiography and cone beam CT applications. The detector offers frame rates up to 85 fps and has a direct deposited Cesium Iodide scintillator for superior image quality.

•	The Dexela 2315NDT, a fast, high resolution X-ray detector for use in realtime, 2D and 3D industrial imaging.

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including AutoDELFIA®, BACS-on-Beads®, Bioo Scientific, BoBs®, Datalytix™, Dexela®, Dexela® CMOS FPDs™, Evolution™, FragilEase™, Genoglyphix®, GSP®, iLab™, JANUS®, LabChip®, LifeCycle™, LimsLink™, MultiPROBE®, Pannoramic™, Sciclone®, Specimen Gate®, TRIO™, Twister®, Vanadis, VariSpec™, ViaCord®, XRD™, XRpad® and Zephyr®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of January 1, 2017, we employed approximately 3,700 sales and service representatives operating in approximately 35 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

Research and Development
Research and development expenditures were $124.3 million during fiscal year 2016, $112.5 million during fiscal year 2015, and $108.1 million during fiscal year 2014.

We have a broad product base, and we do not expect any single research and development project to have significant costs. To accelerate our growth initiatives, we directed our research and development efforts in fiscal years 2016, 2015 and 2014 primarily toward our Diagnostics segment, and the environmental, food, life sciences research and laboratory services markets within our Discovery & Analytical Solutions segment. We expect to continue our strong investments in research and development to drive growth during fiscal year 2017, and to continue to emphasize the Diagnostics segment, and the environmental, food, life sciences research and laboratory services markets within our Discovery & Analytical Solutions segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.9 million and $11.8 million as of January 1, 2017 and January 3, 2016, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees
As of January 1, 2017, we employed approximately 8,000 employees in our continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of January 1, 2017, we estimate that we employed an aggregate of approximately 1,700 union and workers’ council employees. We consider our relations with our employees to be satisfactory.

Financial Information About Business Segments
The results reported for fiscal year 2016 reflect the new alignment of our operating segments and the placement of our Medical Imaging business into discontinued operations due to its pending sale. Financial information in the table below relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect both our new segment structure and the exclusion of our Medical Imaging business from continuing operations.
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

The table below sets forth revenue and operating income (loss) from continuing operations by operating segment for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$934,098	$968,034	$944,446
Service revenue	578,886	560,385	539,694
Total revenue	1,512,984	1,528,419	1,484,140
Operating income from continuing operations(1)	207,487	173,668	162,074
Diagnostics
Product revenue	462,798	427,068	428,290
Service revenue	139,735	149,336	157,450
Total revenue	602,533	576,404	585,740
Operating income from continuing operations	138,909	135,572	124,610
Corporate
Operating loss from continuing operations(2)(3)	(63,330)	(58,314)	(121,677)
Continuing Operations
Product revenue	$1,396,896	$1,395,102	$1,372,736
Service revenue	718,621	709,721	697,144
Total revenue	2,115,517	2,104,823	2,069,880
Operating income from continuing operations	283,066	250,926	165,007
Interest and other expense, net	38,998	42,119	41,139
Income from continuing operations before income taxes	$244,068	$208,807	$123,868
____________________________

(1)	Legal costs for a particular case in our Discovery & Analytical Solutions segment were $0.8 million for fiscal year 2015.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax loss of $15.3 million in fiscal year 2016, a pre-tax loss of $12.4 million in fiscal year 2015, and pre-tax loss of $75.4 million in fiscal year 2014.

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

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments is as follows for the fiscal years ended:

	Depreciation and Amortization Expense			Capital Expenditures
	January 1, 2017	January 3, 2016	December 28, 2014	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)			(In thousands)
Discovery & Analytical Solutions	$72,484	$74,177	$72,288	$21,486	$18,175	$18,234
Diagnostics	25,339	29,728	36,146	8,556	6,854	7,196
Corporate	2,149	1,459	2,031	1,660	3,189	1,722
Continuing operations	$99,972	$105,364	$110,465	$31,702	$28,218	$27,152
Discontinued operations	$6,266	$6,643	$6,610	$1,302	$1,414	$2,133

	Total Assets
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Discovery & Analytical Solutions	$2,612,757	$2,546,583	$2,614,911
Diagnostics	1,505,381	1,459,854	1,343,110
Corporate	31,171	28,497	28,482
Current and long-term assets of discontinued operations	127,374	131,361	141,073
Total assets	$4,276,683	$4,166,295	$4,127,576

Financial Information About Geographic Areas
Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2016, we had $1,273.2 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2016, we derived approximately 75% of our international sales from our Discovery & Analytical Solutions segment and approximately 25% of our international sales from our Diagnostics segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.

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
We may not be able to successfully execute acquisitions or divestitures, license technologies, integrate acquired businesses or licensed technologies into our existing businesses, or make acquired businesses or licensed technologies profitable.
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Bioo Scientific in the third quarter of fiscal year 2016. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Our operations are subject to regulation by different state and federal government agencies in the United States and other countries, as well as to the standards established by international standards bodies. If we fail to comply with those regulations or standards, we could be subject to fines, penalties, criminal prosecution or other sanctions. Some of our products are subject to regulation by the United States Food and Drug Administration and similar foreign and domestic agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with those regulations or standards, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2016. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our senior unsecured revolving credit facility, senior unsecured notes due in 2021 ("2021 Notes") and senior unsecured notes due in 2026 ("2026 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the 2021 Notes, the 2026 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
The approval of the Brexit Referendum in the U.K. may have an adverse impact on our results of operations.
In a referendum vote held on June 23, 2016, the United Kingdom voted to leave the European Union. Nearly 3% of our net sales from continuing operations in 2016 came from the U.K. At this time, we are not able to predict the impact that this vote will have on the economy in Europe, including in the U.K., or on the Great Britain Pound (the “GBP”) or other European exchange rates. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our sales. In addition, any significant weakening of the GBP to the U.S. dollar will have an adverse impact on our European revenues due to the importance of U.K. sales.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of January 1, 2017, our total assets included $2.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our Discovery & Analytical Solutions and Diagnostics segments may result in impairment of our intangible assets, which could adversely affect our results of operations.

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
On October 26, 2016, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2016 that was paid in February 2017. On January 27, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2017 that will be payable in May 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of January 1, 2017, our continuing operations occupied 2,566,797 square feet in over 121 locations. We own 317,809 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 16 states and 31 foreign countries.

Facilities outside of the United States account for approximately 1,438,823 square feet of our owned and leased property, or approximately 56% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates, as of January 1, 2017, the approximate square footage of real property owned and leased attributable to the continuing operations of our reporting segments:

	Owned	Leased	Total
	(In square feet)
Discovery & Analytical Solutions	105,020	1,561,535	1,666,555
Diagnostics	212,789	632,111	844,900
Corporate offices	—	55,342	55,342
Continuing operations	317,809	2,248,988	2,566,797

Item 3.	Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 1, 2017 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 28, 2017. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chairman, Chief Executive Officer and President	61
Frank A. Wilson	Senior Vice President and Chief Financial Officer	58
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	48
James Corbett	Executive Vice President and President, Discovery & Analytical Solutions	54
Prahlad Singh	Senior Vice President and President, Diagnostics	52
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	50
Deborah Butters	Senior Vice President, Chief Human Resources Officer	47
Andrew Okun	Vice President and Chief Accounting Officer	47

Robert F. Friel, 61. Mr. Friel currently serves as our Chairman, Chief Executive Officer and President. Prior to being appointed President and Chief Executive Officer in February 2008 and Chairman in April 2009, Mr. Friel had served as President and Chief Operating Officer since August 2007, and as Vice Chairman and President of our Life and Analytical Sciences unit since January 2006. Mr. Friel was our Executive Vice President and Chief Financial Officer, with responsibility for business development and information technology in addition to his oversight of the finance functions, from October 2004 until January 2006. Mr. Friel joined PerkinElmer in February 1999 as our Senior Vice President and Chief Financial Officer. Prior to joining PerkinElmer, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He received a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is currently a director of NuVasive, Inc. and Xylem Inc., and previously served as a director of CareFusion Corporation until its acquisition by Becton, Dickinson and Company in March 2015. He also previously served on the national board of trustees for the March of Dimes Foundation.

Frank A. Wilson, 58. Mr. Wilson joined us in May 2009 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Mr. Wilson is currently a director of Sparton Corporation. Previously, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviation Systems. His earlier experience includes PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 48. Mr. Goldberg joined us as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

James Corbett, 54. Mr. Corbett was appointed President of our Discovery & Analytical Solutions business and Executive Vice President of PerkinElmer in October 2016. Mr. Corbett was appointed President of our Human Health business in March 2014 and has been a Senior Vice President and officer of PerkinElmer since February 2012. Mr. Corbett was appointed President of the Diagnostics business in May 2010 and was appointed President of the Life Sciences and Technology business in May 2013. Mr. Corbett joined the Company in October of 2007 through our acquisition of ViaCord, where he served as President. Prior to joining ViaCord, he co-founded CADx Systems, a company focused on the oncology market, where he held the position of Executive Vice President and Director with responsibility for worldwide sales and marketing, technical support and business development. Following the 2004 acquisition of CADx by iCAD, Inc., he was named Chief Commercial Officer. In addition, Mr. Corbett worked for Abbott Laboratories for 14 years in a variety of sales and marketing positions including Worldwide Marketing Manager for Abbott Diagnostics Immunoassay Systems and Region Manager for Abbott Diagnostics. Mr. Corbett holds a Bachelor of Science degree in business from the University of Massachusetts. Mr. Corbett also serves on the national board of trustees for the March of Dimes Foundation and on the board of directors for the Analytical, Life Science & Diagnostics Association.

Prahlad Singh, 52. Mr. Singh joined PerkinElmer as the President of our Diagnostics business in May 2014. He has been a Senior Vice President and officer of PerkinElmer since September 2016. Prior to joining PerkinElmer, Mr. Singh was General Manager of GE Healthcare’s Women’s Health Business from 2012 to 2014. In this role, he had worldwide responsibility for GE Healthcare’s Mammography and Bone Densitometry businesses. Before that, Mr. Singh held senior executive level roles in Strategy, Business Development and Mergers & Acquisitions at both GE Healthcare from 2011 to 2012 and Philips Healthcare from 2007 to 2011. From 1995 to 2007, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol Myers Squibb Medical Imaging which included managing the Asia Pacific and Middle East region. Mr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.

Daniel R. Tereau, 50. Mr. Tereau was appointed Senior Vice President, Strategy and Business Development in January 2016 and had joined the Company in April 2014 as a Vice President, Strategy and Business Development. He is responsible for leading PerkinElmer’s overall strategic planning, business development, and corporate marketing activities. Prior to joining PerkinElmer, Mr. Tereau served on Novartis’ leadership team as Senior Vice President and Global Head of Strategy, Business Development and Licensing from 2011 to 2014, where he was responsible for global strategy and business development for the Consumer Health division. Prior to 2011, Mr. Tereau held similar roles at Thermo Fisher Scientific and GE Healthcare. Mr. Tereau holds a Bachelor of Science degree in finance from Ferris State University, a Juris Doctorate from Wayne State University, and earned his Master of Business Administration from Yale University.  He also serves on the board of directors for SeraCare Life Sciences, Inc.

Deborah Butters, 47. Ms. Butters joined PerkinElmer in July 2016 as Senior Vice President, Chief Human Resources Officer. Prior to joining us, she served as Head of North America Human Resources at IBM, where she led all aspects of the Human Resource function for IBM’s largest geography, which included 35,000 employees and was responsible for over $30B of IBM’s revenue. During her 17 year career there, she significantly helped shape IBM’s HR programs and practices, including leading its enterprise-wide, people transformation strategy to optimize employee engagement and business performance. Ms. Butters was with Lotus Development for eight years prior to its acquisition by IBM. Ms. Butters’ experiences working in the United Kingdom and Germany for Lotus Development, and in Switzerland and the United States for IBM, ranged from leading functional roles across workforce planning and talent management, to serving in five HR business partner roles in both software and consulting within IBM and Lotus Development, with the largest being IBM’s North America Consulting business. Ms. Butters holds a Bachelor of Science degree from the University of Bath and a diploma in Human Resources from London University.

Andrew Okun, 47. Mr. Okun serves as our Vice President and Chief Accounting Officer, a position in which he has served since April 2011. Mr. Okun joined us in 2001 and has served in financial and controllership positions of increasing responsibility, including Director of Finance for the Optoelectronics business from 2001 through 2005, Vice President of Finance from 2005 through 2009 and Vice President and Corporate Controller from 2009 through 2011. Prior to joining us, Mr. Okun most recently worked for Honeywell International as a Site Controller as well as for Coopers & Lybrand. Mr. Okun is a Certified Public Accountant and earned his Master of Business Administration from the University of Virginia. He completed his undergraduate degree at the University of Santa Barbara.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2016 and 2015.

	2016 Fiscal Quarters
	First	Second	Third	Fourth
High	$53.01	$55.56	$56.92	$56.43
Low	41.45	48.58	51.94	49.95

	2015 Fiscal Quarters
	First	Second	Third	Fourth
High	$51.09	$54.29	$53.00	$54.36
Low	42.66	50.30	44.45	46.74

As of February 24, 2017, we had approximately 4,079 holders of record of our common stock.

Stock Repurchase Program
We did not repurchase any of our common stock under our share repurchase program during the fourth quarter of fiscal year 2016.

Dividends
During fiscal years 2016 and 2015, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2016 Fiscal Quarters				2016 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2015 Fiscal Quarters				2015 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

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

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from January 1, 2012 to January 1, 2017. Our Peer Group Index consists of Agilent Technologies Inc., Thermo Fisher Scientific Inc. ("Thermo Fisher"), and Waters Corporation. The peer group is the same as the peer group used in the stock performance graph in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016, except that it does not include Affymetrix, Inc., which has been excluded due to its acquisition by Thermo Fisher during fiscal year 2016.

Comparison of Five-Year Cumulative Total Return
PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

	01-Jan-12	30-Dec-12	29-Dec-13	28-Dec-14	3-Jan-16	1-Jan-17
PerkinElmer, Inc.	$100.00	$156.82	$209.82	$226.00	$276.32	$270.47
S&P 500 Index	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Peer Group	$100.00	$127.78	$199.93	$223.68	$247.56	$251.59

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 1, 2017. We derived the selected historical financial information for the balance sheets for the fiscal years ended January 1, 2017 and January 3, 2016 and the statement of operations for each of the fiscal years in the three-year period ended January 1, 2017 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended December 29, 2013 and December 30, 2012 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of December 28, 2014, December 29, 2013 and December 30, 2012 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We adjusted the information in the consolidated financial statements, where appropriate, for discontinued operations.

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

	Fiscal Years Ended
	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,115,517	$2,104,823	$2,069,880	$1,996,959	$1,940,202
Operating income from continuing operations(1)(2)(3)	283,066	250,926	165,007	180,791	51,494
Interest and other expense, net(4)	38,998	42,119	41,139	64,110	47,956
Income from continuing operations before income taxes	244,068	208,807	123,868	116,681	3,538
Income from continuing operations, net of income taxes(5)	215,706	188,785	130,139	142,206	36,354
Income from discontinued operations and dispositions, net of income taxes(6)(7)	18,593	23,640	27,639	25,006	33,586
Net income	$234,299	$212,425	$157,778	$167,212	$69,940
Basic earnings per share:
Continuing operations	$1.97	$1.68	$1.16	$1.27	$0.32
Discontinued operations	0.17	0.21	0.25	0.22	0.30
Net income	$2.14	$1.89	$1.40	$1.49	$0.61
Diluted earnings per share:
Continuing operations	$1.96	$1.67	$1.14	$1.25	$0.32
Discontinued operations	0.17	0.21	0.24	0.22	0.29
Net income	$2.12	$1.87	$1.39	$1.47	$0.61
Weighted-average common shares outstanding:
Basic:	109,478	112,507	112,593	112,254	113,728
Diluted:	110,313	113,315	113,739	113,503	114,860
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Balance Sheet Data:
Total assets(6)	$4,276,683	$4,166,295	$4,127,576	$3,940,882	$3,894,451
Short-term debt	1,172	1,123	1,075	2,624	1,772
Long-term debt(4)(8)	1,045,254	1,011,762	1,045,393	926,274	931,513
Stockholders’ equity(1)(9)	2,153,570	2,110,441	2,042,102	1,994,487	1,939,812
Common shares outstanding(9)	109,617	112,034	112,481	112,626	115,036
____________________________

(1)
Activity related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $15.3 million in fiscal year 2016, a pre-tax loss of $12.4 million in fiscal year 2015, a pre-tax loss of $75.4 million in fiscal year 2014, a pre-tax income of $17.6 million in fiscal year 2013 and a pre-tax loss of $31.3 million in fiscal year 2012.

(2)
We recorded pre-tax restructuring and contract termination charges, net, of $5.1 million in fiscal year 2016, $13.5 million in fiscal year 2015, $13.3 million in fiscal year 2014, $33.5 million in fiscal year 2013 and $25.0 million in fiscal year 2012.

(3)
In fiscal year 2013, we recorded pre-tax impairment charges of $0.2 million as the carrying amounts of certain long-lived assets were not recoverable and exceeded their fair value. In fiscal year 2012, we recorded pre-tax impairment charges of $74.2 million as a result of a review of certain of our trade names within our portfolio as part of a realignment of our marketing strategy.

(4)
In fiscal years 2016, 2015, 2014, 2013 and 2012, interest expense was $41.5 million, $38.0 million, $36.3 million, $49.9 million and $45.8 million, respectively. In fiscal year 2013, we redeemed all of our 6% senior unsecured notes due in 2015 (the “2015 Notes”) that included a prepayment premium of $11.1 million, which is included in other expense, net, the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges, which is included in interest expense, and the write-off of $0.2 million for the remaining deferred debt issuance costs, which is included in interest expense.

(5)
In fiscal years 2016 and 2015, provision for income tax on continuing operations was $28.4 million and $20.0 million, respectively. The higher provision for income taxes in fiscal year 2016 was primarily due to higher income in higher tax rate jurisdictions, partially offset by an increase in tax benefit of $3.2 million related to discrete items from $6.4 million in fiscal year 2015 to $9.6 million in fiscal year 2016. In fiscal years 2014, 2013 and 2012, tax benefit on continuing operations was $6.3 million, $25.5 million and $32.8 million, respectively. The benefit from income taxes in fiscal year 2014 was primarily due to losses in higher tax rate jurisdictions and a tax benefit of $7.1 million related to discrete items, partially offset by a provision for income taxes related to profits in lower tax rate jurisdictions. The benefit from income taxes in fiscal year 2013 was primarily due to a tax benefit of $24.0 million related to discrete items and losses in higher tax rate jurisdictions, partially offset by a provision for income taxes related to profits in lower tax rate jurisdictions. The benefit from income taxes in fiscal year 2012 was primarily due to a tax benefit of $7.0 million related to discrete items and losses in higher tax rate jurisdictions, which included pre-tax impairment charges of $74.2 million, partially offset by provision for income taxes related to profits in lower tax rate jurisdictions.

(6)
In May 2014, we approved the shutdown of our microarray-based diagnostic testing laboratory in the United States. The shutdown resulted in a $0.1 million net pre-tax gain primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

(7)
In December 2016, we entered into a Master Purchase and Sale Agreement for the sale of our Medical Imaging business. We accounted for this business as discontinued operations beginning in 2016 and the financial information relating to fiscal years 2015, 2014, 2013 and 2012 has been retrospectively adjusted to reflect the inclusion of this business in discontinued operations.

(8)
In July 2016, we issued and sold ten-year senior notes at a rate of 1.875% with a face value of €500.0 million and received €492.3 million of net proceeds from the issuance. The debt, which matures in July 2026, is unsecured.

(9)
In fiscal year 2016, we repurchased in the open market 3.2 million shares of our common stock at an aggregate cost of $148.2 million, including commissions under a stock repurchase program authorized by our Board on October 23, 2014 ("the Repurchase Program"). In fiscal year 2015, we repurchased in the open market 1.5 million shares of our common stock at an aggregate cost of $72.0 million, including commissions under the Repurchase Program. In fiscal year 2014, we repurchased in the open market 1.4 million shares of our common stock at an aggregate cost of $61.3 million, including commissions, under both the Repurchase Program and a stock repurchase program originally announced in October 2012 that expired in October 2014 (the "Former Repurchase Program"). In fiscal year 2013, we repurchased in the open market 3.6 million shares of our common stock at an aggregate cost of $123.0 million, including commissions, under the Former Repurchase Program. In fiscal year 2012, we did not repurchase any shares of our common stock. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended January 1, 2017 ("fiscal year 2016") and December 28, 2014 ("fiscal year 2014") included 52 weeks. The fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 has been reflected in our third quarter. The fiscal year ending December 31, 2017 will include 52 weeks.

Overview of Fiscal Year 2016
We realigned our businesses at the beginning of the fourth quarter of fiscal year 2016 to better organize around customer requirements, positioning us to grow in attractive end markets and expand share with our core product offerings. We created two new reporting segments, Discovery & Analytical Solutions and Diagnostics, which will enable us to deliver improved customer focus, more value-add collaboration and breakthrough innovations. Microfluidics and automation products within our former research business were moved to a new applied genomics group within the Diagnostics segment. In addition, we also moved our Medical Imaging business into discontinued operations due to its pending sale. The results reported for fiscal year 2016 reflect our new segment structure and the exclusion of our Medical Imaging business from continuing operations. Financial information in this report relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect these changes.
During fiscal year 2016, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in fiscal year 2016 increased $10.7 million, or 1%, as compared to fiscal year 2015, reflecting an increase of $26.1 million, or 5%, in our Diagnostics segment revenue, which was partially offset by a decrease of $15.4 million, or 1%, in our Discovery & Analytical Solutions segment revenue. The decrease in our Discovery & Analytical Solutions segment was primarily driven by decreases in revenue in our academic and government product offerings within our life sciences research market and a decrease in our environmental and food businesses due to weak harvest conditions, which were partially offset by increased demand in our laboratory services business. The increase in our Diagnostics segment revenue during fiscal year 2016 was primarily due to strong performance of our newborn and infectious disease screening solutions in emerging markets such as China, as well as in Europe.
In our Discovery & Analytical Solutions segment, excluding the unfavorable impact of foreign currency exchange, we experienced flat growth during fiscal year 2016 in several of our products within our life science research end market, as compared to fiscal year 2015. During fiscal year 2016, we experienced increased demand for our OneSource laboratory service and informatics businesses. Our OneSource laboratory service business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. This was offset by decreases in revenue in our environmental and food business due to weak harvest conditions as well as in our academic and government product offerings due to reduced government funding. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions.
In our Diagnostics segment, we experienced growth from continued expansion in our newborn screening, blood banking and screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during fiscal year 2016. The growth in our Diagnostics segment was partially offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in a reduction of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.

Our consolidated gross margins increased 209 basis points in fiscal year 2016, as compared to fiscal year 2015, primarily due to favorable changes in product mix, with an increase in sales of higher gross margin product offerings, and benefits from our initiatives to improve our supply chain. Our consolidated operating margin increased 146 basis points in fiscal year 2016, as compared to fiscal year 2015 primarily due to higher gross margins and lower costs as a result of cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
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

Consolidated Results of Continuing Operations

Revenue
2016 Compared to 2015. Revenue for fiscal year 2016 was $2,115.5 million, as compared to $2,104.8 million for fiscal year 2015, an increase of $10.7 million, or 1%, which includes an approximate 1% decrease in revenue attributable to changes in foreign exchange rates with minimal impact from acquisitions and divestitures. In addition, our fiscal year 2015 had an additional week, which consisted of 53 weeks, as compared to fiscal year 2016, which consisted of 52 weeks. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2016 as compared to fiscal year 2015 and includes the effect of foreign exchange rate fluctuations and acquisitions and divestitures. The total increase in revenue reflects an increase in our Diagnostics segment revenue of $26.1 million, or 5%, due to continued expansion in our newborn screening, blood banking and screening businesses. Our Discovery & Analytical Solutions segment revenue decreased by $15.4 million, or 1%, due to a decrease in environmental, food and industrial markets revenue of $20.8 million and life sciences research market revenue of $0.6 million, which was partially offset by an increase in laboratory services market revenue of $6.0 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.7 million of revenue primarily related to our Diagnostics segment for fiscal year 2016 and $0.8 million for fiscal year 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

2015 Compared to 2014. Revenue for fiscal year 2015 was $2,104.8 million, as compared to $2,069.9 million for fiscal year 2014, an increase of $34.9 million, or 2%, which includes an approximate 3% increase in revenue attributable to acquisitions and divestitures and an approximate 6% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2015 as compared to fiscal year 2014 and includes the effect of foreign exchange rate fluctuations and acquisitions and divestitures. The total increase in revenue reflects a $44.3 million, or 3%, increase in our Discovery & Analytical Solutions segment revenue, due to an increase in environmental, food and industrial markets revenue of $44.9 million and life sciences research market revenue of $11.6 million partially offset by a decrease in laboratory services market revenue of $12.2 million. Our Diagnostics segment revenue decreased by $9.3 million, or 2%. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue primarily related to our informatics business in our Diagnostics segment for fiscal year 2015 and $2.9 million for fiscal year 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
2016 Compared to 2015. Cost of revenue for fiscal year 2016 was $1,102.2 million, as compared to $1,140.6 million for fiscal year 2015, a decrease of approximately $38.4 million, or 3%. As a percentage of revenue, cost of revenue decreased to 52.1% in fiscal year 2016 from 54.2% in fiscal year 2015, resulting in an increase in gross margin of approximately 209 basis points to 47.9% in fiscal year 2016 from 45.8% in fiscal year 2015. Amortization of intangible assets decreased and was $30.3 million for fiscal year 2016, as compared to $42.4 million for fiscal year 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.4 million for fiscal year 2016, as compared to a loss of $1.2 million for fiscal year 2015. Stock-based compensation expense was $1.0 million for fiscal year 2016, as compared to $1.3 million for fiscal year 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.4 million for fiscal year 2016, as compared to $7.3 million for fiscal year 2015. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.1 million for each of fiscal years 2016 and 2015. In addition to the factors noted above, the increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.

2015 Compared to 2014. Cost of revenue for fiscal year 2015 was $1,140.6 million, as compared to $1,135.3 million for fiscal year 2014, an increase of approximately $5.3 million, or 0.5%. As a percentage of revenue, cost of revenue decreased to

54.2% in fiscal year 2015 from 54.8% in fiscal year 2014, resulting in an increase in gross margin of approximately 66 basis points to 45.8% in fiscal year 2015 from 45.2% in fiscal year 2014. Amortization of intangible assets decreased and was $42.4 million for fiscal year 2015, as compared to $48.7 million for fiscal year 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $1.2 million for fiscal year 2015, as compared to a loss of $8.2 million for fiscal year 2014. Stock-based compensation expense was $1.3 million for fiscal year 2015, as compared to $1.4 million for fiscal year 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $7.3 million for fiscal year 2015, as compared to $2.4 million for fiscal year 2014. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.1 million for each of fiscal years 2015 and 2014. In addition to the factors noted above, the increase in gross margin was primarily the result of benefits from our initiatives to improve our supply chain, which was partially offset by unfavorable changes in product mix, with an increase in sales of lower gross margin product offerings and negative impacts from foreign exchange rates.

Selling, General and Administrative Expenses
2016 Compared to 2015. Selling, general and administrative expenses for fiscal year 2016 were $600.9 million, as compared to $587.2 million for fiscal year 2015, an increase of approximately $13.7 million, or 2%. As a percentage of revenue, selling, general and administrative expenses increased to 28.4% in fiscal year 2016 from 27.9% in fiscal year 2015. Amortization of intangible assets increased and was $40.7 million for fiscal year 2016, as compared to $33.8 million for fiscal year 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $14.9 million for fiscal year 2016, as compared to a loss of $11.1 million for fiscal year 2015. Stock-based compensation expense decreased and was $15.2 million for fiscal year 2016, as compared to $15.5 million for fiscal year 2015. During fiscal year 2015, we recorded $0.8 million in legal costs for a particular case. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $17.5 million for fiscal year 2016 as compared to $0.7 million for fiscal year 2015. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by the result of lower costs as a result of cost containment and productivity initiatives.

2015 Compared to 2014. Selling, general and administrative expenses for fiscal year 2015 were $587.2 million, as compared to $648.2 million for fiscal year 2014, a decrease of approximately $61.0 million, or 9%. As a percentage of revenue, selling, general and administrative expenses decreased to 27.9% in fiscal year 2015, compared to 31.3% in fiscal year 2014. Amortization of intangible assets increased and was $33.8 million for fiscal year 2015, as compared to $32.2 million for fiscal year 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $11.1 million for fiscal year 2015, as compared to loss of $67.0 million for fiscal year 2014. Stock-based compensation expense increased and was $15.5 million for fiscal year 2015, as compared to $12.2 million for fiscal year 2014. During fiscal year 2015, we recorded $0.8 million in legal costs for a particular case compared to $6.6 million for fiscal year 2014. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.7 million for fiscal year 2015 and $3.1 million for fiscal year 2014. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of lower costs as a result of cost containment and productivity initiatives, which was partially offset by the impact from foreign currency exchange rates, and the impact of an additional week during fiscal year 2015.

Research and Development Expenses
2016 Compared to 2015. Research and development expenses for fiscal year 2016 were $124.3 million, as compared to $112.5 million for fiscal year 2015, an increase of $11.7 million, or 10%. As a percentage of revenue, research and development expenses increased to 5.9% in fiscal year 2016, as compared to 5.3% in fiscal year 2015. Amortization of intangible assets was $0.5 million for each of fiscal years 2016 and 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.1 million for fiscal year 2015. Stock-based compensation expense increased and was $0.9 million for fiscal year 2016, as compared to $0.5 million for fiscal year 2015. In addition to the above items, the increase in research and development expenses was primarily the result of investments in new product development, primarily the results of our investments in Vanadis focused on non-invasive prenatal screening and ionics mass spectrometry focused on food and environmental safety applications. This was partially offset by lower costs as a result of cost containment and productivity initiatives. We directed research and development efforts similarly during fiscal years 2016 and 2015, primarily towards the diagnostics, environmental, food, life sciences research and laboratory services markets in order to help accelerate our growth initiatives. We have a broad product base, and we do not expect any single research and development project to have significant costs.

2015 Compared to 2014. Research and development expenses for fiscal year 2015 were $112.5 million, as compared to $108.1 million for fiscal year 2014, an increase of $4.5 million, or 4%. As a percentage of revenue, research and development expenses increased to 5.3% in fiscal year 2015, as compared to 5.2% in fiscal year 2014. Amortization of intangible assets decreased and was $0.5 million for fiscal year 2015, as compared to $0.6 million for fiscal year 2014. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.1 million for fiscal year 2015, as compared to a loss of $0.2 million for fiscal year 2014. Stock-based compensation expense was $0.5 million for each of fiscal years 2015 and 2014. In addition to the above items, the increase in research and development expenses was primarily due to investments in new product development, the impact from foreign currency exchange rates and the impact of an additional week in fiscal year 2015.

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and productivity initiatives. Restructuring and contract termination charges for fiscal year 2016 were $5.1 million, as compared to $13.5 million for fiscal year 2015 and $13.3 million for fiscal year 2014.

We implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). We implemented restructuring plans in the fourth quarter of fiscal year 2015, and the second and first quarters of fiscal year 2014 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan", "Q2 2014 Plan", and "Q1 2014 Plan", respectively). We implemented restructuring plans in the second quarter of fiscal year 2015 and the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan" and "Q3 2014 Plan", respectively). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy (the "Previous Plans").

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2016, 2015 and 2014 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q3 2016 Plan	22	$41	$1,779	$—	$—	$1,820	Q4 FY2017	—
Q2 2016 Plan	72	561	4,106	—	—	4,667	Q3 FY2017	—

Q4 2015 Plan	174	1,315	9,980	—	285	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	95	673	5,290	—	—	5,963	Q2 FY2016	—

Q3 2014 Plan	152	2,885	10,166	—	—	13,051	Q4 FY2015	—
Q2 2014 Plan	21	235	435	—	—	670	Q2 FY2015	—
Q1 2014 Plan	17	281	286	—	—	567	Q4 FY2014	—

We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

We also have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded additional pre-tax charges of $0.1 million, $0.1 million and $1.5 million in the Discovery & Analytical Solutions segment during fiscal years 2016, 2015 and 2014, respectively, as a result of these contract terminations.

At January 1, 2017, we had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and $3.1 million was recorded in long-term liabilities. At January 3, 2016, we had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.0 million was recorded in short-term accrued restructuring and $5.1 million was recorded in long-term liabilities. The following table summarizes our restructuring accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during fiscal years 2016, 2015 and 2014 in continuing operations:

	Balance at December 29, 2013	2014 Charges and Changes in Estimates, Net	2014 Amounts Paid	Balance at December 28, 2014	2015 Charges and Changes in Estimates, Net	2015 Amounts Paid	Balance at January 3, 2016	2016 Charges and Changes in Estimates, Net	2016 Amounts Paid	Balance at January 1, 2017
	(In thousands)
Severance:
Q3 2016 Plan	—	$—	$—	$—	$—	$—	$—	$1,820	$(612)	$1,208
Q2 2016 Plan	—	—	—	—	—	—	—	4,667	(3,231)	1,436
Q4 2015 Plan(1)	—	—	—	—	11,295	(925)	10,370	(953)	(8,198)	1,219
Q2 2015 Plan(2)	—	—	—	—	5,423	(4,322)	1,101	(533)	(370)	198
Q3 2014 Plan	—	13,051	(2,992)	10,059	(3,064)	(5,460)	1,535	—	(672)	863
Q2 2014 Plan	—	670	(419)	251	(179)	(13)	59	—	—	59
Q1 2014 Plan	—	567	(475)	92	(92)	—	—	—	—	—

Facility:
Q4 2015 Plan	—	—	—	—	285	(26)	259	—	(248)	11

Previous Plans including 2013 plans	35,200	(2,508)	(19,572)	13,120	(204)	(4,222)	8,694	35	(3,299)	5,430
Restructuring	35,200	11,780	(23,458)	23,522	13,464	(14,968)	22,018	5,036	(16,630)	10,424
Contract Termination	300	1,545	(1,541)	304	83	(255)	132	88	(103)	117
Total Restructuring and Contract Termination	$35,500	$13,325	$(24,999)	$23,826	$13,547	$(15,223)	$22,150	$5,124	$(16,733)	$10,541
____________________________

(1)
During fiscal year 2016, we recognized pre-tax restructuring reversals of $1.0 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Q4 2015 Plan.

(2)
During fiscal year 2016, we recognized pre-tax restructuring reversals of $0.1 million in the Diagnostics segments and $0.5 million in the Discovery & Analytical Solutions segments related to lower than expected costs associated with workforce reductions for the Q2 2015 Plan.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Interest income	$(702)	$(673)	$(667)
Interest expense	41,528	37,997	36,270
Gain on disposition of businesses and assets, net	(5,562)	—	—
Other expense, net	3,734	4,795	5,536
Total interest and other expense, net	$38,998	$42,119	$41,139

2016 Compared to 2015. Interest and other expense, net, for fiscal year 2016 was an expense of $39.0 million, as compared to an expense of $42.1 million for fiscal year 2015, a decrease of $3.1 million. The decrease in interest and other expense, net, in fiscal year 2016 as compared to fiscal year 2015 was primarily due to a gain on disposition of businesses and assets, net recognized in fiscal year 2016 which was partially offset by an increase in interest expense of $3.5 million for fiscal year 2016 as compared to fiscal year 2015 due to the issuance of the new higher interest rate 2026 Notes, which replaced our lower cost debt outstanding on our previous senior unsecured revolving credit facility. Other expenses for fiscal year 2016 decreased by $1.1 million as compared to fiscal year 2015, primarily due to expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

2015 Compared to 2014. Interest and other expense, net, for fiscal year 2015 was an expense of $42.1 million, as compared to an expense of $41.1 million for fiscal year 2014, an increase of $1.0 million. The increase in interest and other expense, net, in fiscal year 2015 as compared to fiscal year 2014 was primarily due to an increase in interest expense. Interest expense increased by $1.7 million in fiscal year 2015 as compared to fiscal year 2014, primarily due to increased debt outstanding on our previous senior unsecured revolving credit facility and higher variable interest rates, as well as an additional week during fiscal year 2015. Other expenses for fiscal year 2015 decreased by $0.7 million as compared to fiscal year 2014, primarily due to expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities.

Provision for (Benefit from) Income Taxes
The effective tax rates on continuing operations were 11.6%, 9.6% and (5.1)% for fiscal years 2016, 2015 and 2014, respectively. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Tax at statutory rate	$85,424	$73,082	$43,354
Non-U.S. rate differential, net	(52,648)	(47,994)	(34,845)
U.S. taxation of multinational operations	6,941	1,732	2,367
State income taxes, net	1,509	80	1,352
Prior year tax matters	(9,621)	(6,387)	(7,146)
Federal tax credits	(7,189)	(2,096)	(3,399)
Change in valuation allowance	(2,755)	2,593	(7,679)
Non-deductible acquisition expense	5,701	—	—
Other, net	1,000	(988)	(275)
Total	$28,362	$20,022	$(6,271)

The variation in our effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Singapore, Finland, and China, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $45.8 million in fiscal year 2016, $34.2 million in fiscal year 2015 and $29.1 million in fiscal year 2014. These amounts include $11.4 million in fiscal year 2016, $8.3 million in fiscal year 2015 and $7.1 million in fiscal year 2014 of benefits derived from tax holidays in China and Singapore. The effect of these benefits derived from tax holidays on basic and diluted earnings per share for fiscal year 2016 was $0.10 and $0.10, respectively, for fiscal year 2015 was $0.07 and $0.07, respectively, and for fiscal year 2014 was $0.06 and $0.06, respectively. The tax holiday in China is scheduled to expire in fiscal year 2017 and the tax holiday in Singapore is scheduled to expire in fiscal year 2018.

Discontinued Operations
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity ("ASU 2014-08"), continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of January 1, 2017 and January 3, 2016.

In May 2014, our management approved the shutdown of our microarray-based diagnostic testing laboratory in the United States, which had been reported within our Diagnostics segment. We determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.1 million net pre-tax gain primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

In August 1999, we sold the assets of our Technical Service business. We recorded pre-tax losses of $1.8 million in fiscal year 2016, $0.03 million in fiscal year 2015 and $0.2 million in fiscal year 2014 for a contingency related to this business. These losses were recognized as a loss on disposition of discontinued operations before income taxes.

During fiscal year 2016, we settled various commitments related to the divestiture of other discontinued operations and recognized a pre-tax loss of $1.1 million. This loss was recognized as a loss on disposition of discontinued operations before income taxes.
During fiscal year 2016, we sold PerkinElmer Labs, Inc. for cash consideration of $20.0 million, recognizing a pre-tax gain of $7.1 million. The sale generated a capital loss for tax purposes of $7.3 million, which resulted in an income tax benefit of $2.5 million that was recognized as a discrete benefit during the second quarter of 2016. PerkinElmer Labs, Inc. was a component of our Diagnostics segment. The pre-tax gain recognized in fiscal year 2016 is included in interest and other expense, net in the condensed consolidated statement of operations. The divestiture of PerkinElmer Labs, Inc. has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on our operations and financial statements.
During fiscal year 2016, we entered into a letter of intent to contribute certain assets to an academic institution in the United Kingdom. We recognized a pre-tax loss of $1.6 million related to the write-off of assets in the second quarter of 2016 which is included in interest and other expense, net in the condensed consolidated statement of operations.
In December 2016, we entered into a Master Purchase and Sale Agreement (the “Agreement”) with Varian Medical Systems, Inc. (the “Purchaser”), under which we agreed to sell to the Purchaser all of the outstanding equity interests in our wholly owned indirect subsidiaries PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets relating to the business of designing, manufacturing and marketing flat panel x-ray detectors, and related software, accessories and ancillary products, to x-ray system manufacturers (the “Medical Imaging Business”), for cash consideration of approximately $276.0 million and the Purchaser’s assumption of specified liabilities relating to the Medical Imaging Business (collectively, the “Transaction”). The Medical Imaging Business has been reported in the Diagnostics segment. The Agreement contemplates that the Purchaser will finance the Transaction through a debt financing and that, except as determined otherwise by the Purchaser, the closing will occur no earlier than April 2017. However, the closing of the Transaction is not conditioned upon the receipt of any such financing. The Transaction is subject to customary closing conditions, including the expiration of specified antitrust waiting periods. The Agreement contains certain termination rights and provides that under specified circumstances, upon termination of the Agreement, the Purchaser will be required to pay us a termination fee of up to $22.1 million. The sale of the Medical Imaging Business represents a strategic shift that will have a major effect on our operations and financial statements. Accordingly, we classified the assets and liabilities related to the Medical Imaging Business as assets and liabilities of discontinued operations in our consolidated balance sheets and its results of operations are classified as income from discontinued operations in our consolidated statements of operations.
The summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during fiscal year 2014, were as follows during the three fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Revenue	$146,217	$158,128	$168,124
Cost of revenue	95,395	97,777	100,512
Selling, general and administrative expenses	13,657	11,712	12,503
Research and development expenses	14,368	13,391	13,222
Restructuring and contract termination charges, net	568	43	1,111
Income from discontinued operations before income taxes	$22,229	$35,205	$40,776

We recorded a tax provision of $4.3 million, $11.5 million and $12.9 million on discontinued operations and dispositions in fiscal years 2016, 2015 and 2014.

Business Combinations
Acquisitions in fiscal year 2016
During the fiscal year 2016, we completed the acquisition of two businesses for a total consideration of $72.2 million in cash. The acquired businesses were Bioo Scientific Corporation, which was acquired for total consideration of $63.5 million in cash and one other business acquired for a total consideration of $8.8 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisitions, we recorded goodwill of $45.6 million, which is not tax deductible, and intangible assets of $19.9 million. We reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 9.5 years.

Acquisitions in fiscal year 2015
During fiscal year 2015, we completed the acquisition of five businesses for a total consideration of $77.1 million in cash. The acquired businesses included Vanadis Diagnostics AB ("Vanadis"), which was acquired for total consideration of $35.1 million in cash, as further described in Note 21 to our consolidated financial statements included in this annual report on Form 10-K, and other acquisitions for an aggregate consideration of $42.0 million in cash. We have a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, which at closing had an estimated fair value of $56.9 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, of which $9.2 million is tax deductible. We reported the operations for all of these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates.

Acquisitions in fiscal year 2014
Acquisition of Perten Instruments Group AB. In December 2014, we acquired all of the outstanding stock of Perten Instruments Group AB ("Perten"). Perten is a provider of analytical instruments and services for quality control of food, grain, flour and feed. We expect this acquisition to enhance our industrial, environmental and safety business by expanding our product offerings to the academic and industrial end markets. We paid the shareholders of Perten $269.9 million in cash for the stock of Perten. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We have reported the operations for this acquisition within the results of our Discovery & Analytical Solutions segment from the acquisition date.

Other acquisitions in fiscal year 2014. In addition to the Perten acquisition, we completed the acquisition of two businesses in fiscal year 2014 for total consideration of $17.6 million in cash and $4.3 million of assumed debt. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. We reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates.

We do not consider the acquisitions completed during fiscal years 2016, 2015 and 2014, to be material to our consolidated results of operations; therefore, we are not presenting pro forma financial information of operations. During fiscal years 2016 and 2015, we recognized $80.7 million and $65.7 million, respectively, of revenue for Perten. We have determined that the presentation of the results of operations for each of the other acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of January 1, 2017, the allocations of purchase prices for acquisitions completed in fiscal years 2015 and 2014 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2016 were based upon initial valuations. Our estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete our valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. With our adoption of Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16") during 2015, these adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

During fiscal year 2016, we obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as part of our acquisitions and adjusted our purchase price allocations. Based on this information, for acquisitions completed during fiscal year 2015, we recognized an increase in deferred taxes of $1.8 million, with a corresponding increase in goodwill.

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

As of January 1, 2017, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $84.6 million. As of January 1, 2017, we have recorded contingent consideration obligations of $63.2 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $47.8 million was recorded in long-term liabilities. As of January 3, 2016, we have recorded contingent consideration obligations of $57.4 million, of which $9.4 million was recorded in accrued expenses and other current liabilities, and $48.0 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 3 years from the respective acquisition dates, and the remaining weighted average expected earnout period at January 1, 2017 was 1.75 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

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

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.9 million and $11.8 million as of January 1, 2017 and January 3, 2016, respectively, in accrued expenses and other current liabilities, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. During fiscal year 2014, we recorded a benefit of $2.3 million for cost reimbursements related to a particular site, of which $1.2 million was for future monitoring and mitigation activities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Various tax years after 2010 remain open to examination by certain jurisdictions in which we have significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at January 1, 2017 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Beginning in the fourth quarter of fiscal year 2016, we realigned our businesses to better position us to grow in attractive end markets and expand share with our core product offerings. Diagnostics became a standalone operating segment and we formed a new operating segment, Discovery & Analytical Solutions. In addition, we moved our Medical Imaging Business into discontinued operations due to its pending sale. The results reported for fiscal year 2016 reflect our new segment structure and the exclusion of our Medical Imaging Business from continuing operations. Financial information in this report relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect these changes.

Discovery & Analytical Solutions
2016 Compared to 2015. Revenue for fiscal year 2016 was $1,513.0 million, as compared to $1,528.4 million for fiscal year 2015, a decrease of $15.4 million, or 1%, which includes an approximate 1.0% decrease in revenue attributable to unfavorable changes in foreign exchange rates with minimal impact from acquisitions and divestitures. In addition, the fiscal year 2016 consisted of 52 weeks as compared to fiscal year 2015 which consisted of 53 weeks. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2016, as compared to fiscal year 2015, and includes the effect of foreign exchange fluctuations and acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was a result of a decrease in environmental, food and industrial revenue of $20.8 million and a decrease in life sciences market revenue of $0.6 million, which was partially offset by an increase in laboratory services market revenue of $6.0 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $27 thousand of revenue in our Discovery & Analytical Solutions segment for fiscal year 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our environmental, food and industrial markets, revenue decreased due to weak harvest conditions. In our life sciences research market, we experienced decreases in revenue from our academic and government product offerings due to reduced government funding. In our laboratory services market, we had increased demand for our OneSource service offerings. Our OneSource laboratory service business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for our customers.

Operating income from continuing operations for fiscal year 2016 was $207.5 million, as compared to $173.7 million for fiscal year 2015, an increase of $33.8 million, or 19%. Amortization of intangible assets decreased and was $53.3 million for fiscal year 2016 as compared to $54.6 million for fiscal year 2015. Restructuring and contract termination charges, net decreased and were $4.7 million for fiscal year 2016 as compared to $11.4 million for fiscal year 2015. Acquisition and divestiture-related costs, contingent consideration and other costs added an incremental expense of $0.6 million for fiscal year 2016, as compared to $0.4 million for fiscal year 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.4 million in fiscal year 2016 as compared to $7.3 million in fiscal year 2015. In addition to the factors noted above, increased operating income for fiscal year 2016, was primarily due to favorable changes in product mix, with an increase in sales in higher gross margin product offerings, early benefits from our initiatives to improve our supply chain, and lower costs related to cost containment initiatives partially offset by increased costs related to investments in new product development and unfavorable impacts from foreign currency.

2015 Compared to 2014. Revenue for fiscal year 2015 was $1,528.4 million, as compared to $1,484.1 million for fiscal year 2014, an increase of $44.3 million, or 3%, which includes an approximate 5.0% increase in revenue attributable to the impact of acquisitions and divestitures and an approximate 7.0% decrease in revenue attributable to changes in foreign exchange rates. In addition, fiscal year 2015 consisted of 53 weeks as compared to fiscal year 2014 which consisted of 52 weeks. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2015, as compared to fiscal year 2014, and includes the effect of foreign exchange fluctuations and acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase in environmental, food and industrial markets revenue of $44.9 million and an increase in life sciences research market revenue of $11.6 million, which was partially offset by a decrease in revenue of $12.2 million from the laboratory services market. The increase in revenue was primarily due to revenue from our acquisition of Perten in December 2014, as well as growth in our materials characterization product family within our environmental and industrial markets. In our life sciences research market, we experienced increased demand for our informatics business, as well as an increase in revenue from new product introductions, such as the Opera Phenix. In our laboratory services market, we had increased demand for our OneSource service offerings. The growth in our Discovery & Analytical Solutions segment was more than offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, particularly versus the Euro.

Operating income from continuing operations for fiscal year 2015 was $173.7 million, as compared to $162.1 million for fiscal year 2014, an increase of $11.6 million, or 7%. Amortization of intangible assets increased and was $54.6 million for fiscal year 2015 as compared to $52.9 million for fiscal year 2014. Restructuring and contract termination charges, net increased and were $11.4 million for fiscal year 2015 as compared to $10.9 million for fiscal year 2014. Legal costs for a particular case were $0.8 million in fiscal year 2015. Acquisition and divestiture-related expenses, contingent consideration and other costs increased expenses by $0.4 million for fiscal year 2015, as compared to $4.2 million for fiscal year 2014. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $7.3 million in fiscal year 2015 as compared to $2.4 million in fiscal year 2014. In addition to the factors noted above, the increase in operating income for fiscal year 2015 was primarily due to increased sales volume in the environmental, food, industrial and life sciences research markets and lower costs as a result of cost containment and productivity initiatives, which was partially offset by unfavorable impacts from foreign currency.

Diagnostics
2016 Compared to 2015. Revenue for fiscal year 2016 was $602.5 million, as compared to $576.4 million for fiscal year 2015, an increase of $26.1 million, or 5%, which includes an approximate 1% decrease in revenue attributable to changes in foreign exchange rates, and an approximate 2.0% decrease in revenue attributable to the impact of prior year acquisitions and divestitures. In addition, the fiscal year 2016 consisted of 52 weeks as compared to fiscal year 2015 which consisted of 53 weeks. As a result of adjustments to deferred revenue related to certain acquisitions as required by business combination rules, we did not recognize $0.7 million of revenue for fiscal year 2016 and $0.8 million for fiscal year 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, as well as in Europe. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during fiscal year 2016.

Operating income from continuing operations for fiscal year 2016 was $138.9 million, as compared to $135.6 million for fiscal year 2015, an increase of $3.3 million, or 2%. Amortization of intangible assets decreased and was $18.1 million for fiscal year 2016 as compared to $22.0 million for fiscal year 2015. Restructuring and contract termination charges, net decreased and were $0.4 million for fiscal year 2016 as compared to $2.1 million for fiscal year 2015. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $17.7 million in fiscal year 2016, as compared to an incremental expense of $1.1 million for fiscal year 2015. In addition to the factors noted above, increased operating income for fiscal year 2016, as compared to fiscal year 2015 was primarily due to pricing initiatives and lower costs as a result of cost containment initiatives and benefits from our initiatives to improve our supply chain, which were partially offset by increased costs related to investments in new product development.

2015 Compared to 2014. Revenue for fiscal year 2015 was $576.4 million, as compared to $585.7 million for fiscal year 2014, a decrease of $9.3 million or 2%, which includes an approximate 4% decrease in revenue attributable to changes in foreign exchange rates and with minimal impact from acquisitions. In addition, fiscal year 2015 consisted of 53 weeks as compared to fiscal year 2014 which consisted of 52 weeks. The decrease in revenue in our Diagnostics segment was a result of unfavorable impacts from foreign currency which more than offset the growth we experienced in our diagnostics business. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue for fiscal year 2015 and $1.0 million for fiscal year 2014 that otherwise would have been recorded by the acquired businesses during each of the respective periods. Excluding the impact of unfavorable foreign currency, we experienced growth in our diagnostics business from continued expansion of our newborn and infectious disease screening solutions in emerging markets such as China.

Operating income from continuing operations for fiscal year 2015 was $135.6 million, as compared to $124.6 million for fiscal year 2014, an increase of $11.0 million, or 9%. Amortization of intangible assets decreased and was $22.0 million for fiscal year 2015 as compared to $28.5 million for fiscal year 2014. Restructuring and contract termination charges, net decreased and were $2.1 million for fiscal year 2015 as compared to $2.4 million for fiscal year 2014. Acquisition and divestiture-related expenses and other costs added an incremental expense of $1.1 million in fiscal year 2015, as compared to decreasing expenses by $0.8 million for fiscal year 2014. In addition to the factors noted above, the increased operating income for fiscal year 2015 was primarily the result of increased sales volume and lower costs as a result of cost containment and productivity initiatives, which were partially offset by unfavorable impacts of foreign currency.

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

Cash Flows
Fiscal Year 2016
Operating Activities. Net cash provided by continuing operations was $323.8 million for fiscal year 2016, as compared to net cash provided by continuing operations of $263.8 million for fiscal year 2015, an increase of $59.9 million. The cash provided by operating activities for fiscal year 2016 was principally a result of income from continuing operations of $215.7 million, and non-cash charges, including depreciation and amortization of $100.0 million, stock based compensation expense of $17.2 million, restructuring and contract termination charges, net, of $5.1 million, change in fair value of contingent consideration of $16.2 million, gain from disposition of businesses and assets, net of $5.6 million, and a loss related to our postretirement benefit plans, including the mark-to-market adjustment, in the fourth quarter of fiscal year 2016, of $14.5 million. These amounts were partially offset by a net decrease of $57.8 million in accrued expenses, other assets and liabilities and other items, and a net decrease in working capital of $18.5 million. The change in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $57.8 million for fiscal year 2016, primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits.

During fiscal year 2016, we made contributions of $9.6 million, in the aggregate, to pension plans outside of the United States. Contributing to the net decrease in working capital for fiscal year 2016, excluding the effect of foreign exchange rate fluctuations, was a decrease in inventory of $6.8 million and an increase in accounts payable of $30.7 million, which were partially offset by an increase in accounts receivable of $19.0 million. The decrease in inventory was primarily a result of higher sales volume late in the fourth quarter of the fiscal year, partially offset by the result of realigning operations, research and development resources, and production resources within our Discovery & Analytical Solutions and Diagnostics segments to ensure responsiveness to customer requirements as this realignment occurs. The increase in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2016. The increase in accounts receivable was a result of higher sales volume late in the fourth quarter of fiscal year 2016.
Investing Activities. Net cash used in the investing activities of our continuing operations was $99.5 million for fiscal year 2016, as compared to net cash used in the investing activities of our continuing operations of $99.4 million for fiscal year 2015, an increase of $0.1 million. For fiscal year 2016, we used $71.9 million of net cash for acquisitions, as compared to $72.0 million used in fiscal year 2015. Capital expenditures for fiscal year 2016 were $31.7 million, primarily for manufacturing equipment and other capital equipment purchases, as compared to $28.2 million for fiscal year 2015. These items were partially offset by cash proceeds of $21.0 million, net of $2.0 million in restricted cash from the sale of businesses in fiscal year 2016. An additional increase in restricted cash of $15.0 million in fiscal year 2016 further contributed to net cash used in investing activities, primarily related to the cash that was placed in escrow to facilitate our acquisition of Tulip Diagnostics Private Limited. That acquisition was completed subsequent to January 1, 2017.
Financing Activities. Net cash used in the financing activities of our continuing operations was $115.0 million for fiscal year 2016, as compared to $107.1 million for fiscal year 2015, an increase of $7.9 million. For fiscal year 2016, we repurchased 3.2 million shares of our common stock, including 75,198 shares of our common stock pursuant to our equity incentive plans, for a total cost of $151.8 million, including commissions. This compares to repurchases of 1.5 million shares of our common stock, including 95,129 shares of our common stock pursuant to our equity incentive plans, for a total cost of $76.4 million, including commissions, for fiscal year 2015. This use of cash in fiscal year 2016 was partially offset by proceeds from the issuance of common stock under stock plans of $14.4 million. This compares to proceeds from the issuance of common stock under stock plans of $14.9 million in fiscal year 2015. During fiscal year 2016, borrowings from our senior unsecured revolving credit facility totaled $420.5 million, which was more than offset by debt payments of $902.5 million. This compares to borrowings from our senior unsecured revolving credit facility of $451.0 million, which was more than offset by debt payments of $485.0 million in fiscal year 2015. During fiscal year 2016, proceeds from the sale of our senior unsecured debt was $546.2 million, and we paid $7.9 million for debt issuance costs. We paid $30.8 million and $31.6 million in dividends during fiscal years 2016 and 2015, respectively. We had net payments on other credit facilities of $1.1 million during fiscal years 2016 and 2015. During fiscal year 2016, we also received $1.9 million for the settlement of forward foreign exchange contracts, as compared to payments of $18.7 million in fiscal year 2015, and made $0.2 million in payments for acquisition-related contingent consideration, as compared to $0.1 million in fiscal year 2015.

Fiscal Year 2015
Operating Activities. Net cash provided by continuing operations was $263.8 million for fiscal year 2015, as compared to net cash provided by continuing operations of $247.9 million for fiscal year 2014, an increase of $15.9 million. The cash provided by operating activities for fiscal year 2015 was principally a result of income from continuing operations of $188.8 million, and non-cash charges, including depreciation and amortization of $105.4 million, stock based compensation expense of $17.3 million, restructuring and contract termination charges, net, of $13.5 million and loss related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2015, of $9.4 million. These amounts were partially offset by a net decrease of $35.8 million in accrued expenses, other assets and liabilities and other items, and a net increase in working capital of $34.8 million. The change in accrued expenses, other assets and liabilities and other items that decreased cash provided by operating activities by $35.8 million for fiscal year 2015, primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits. During fiscal year 2015, we made contributions of $14.9 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States. Contributing to the net increase in working capital for fiscal year 2015, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $27.9 million and a decrease in accounts payable of $10.9 million, which were partially offset by a decrease in accounts receivable of $4.1 million. The increase in inventory was primarily a result of realigning operations, research and development resources and production resources within our Discovery & Analytical Solutions and Diagnostics segments to ensure responsiveness to customer requirements as this realignment occurs. The decrease in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2015. The decrease in accounts receivable was a result of strong performance in accounts receivables collections during the fourth quarter of fiscal year 2015.

Investing Activities. Net cash used in the investing activities of our continuing operations was $99.4 million for fiscal year 2015, as compared to net cash used in the investing activities of our continuing operations of $295.6 million for fiscal year 2014, a decrease of $196.2 million. For fiscal year 2015, we used $72.0 million of net cash for acquisitions, as compared to $271.5 million used in fiscal year 2014. Capital expenditures for fiscal year 2015 were $28.2 million, primarily for manufacturing equipment and other capital equipment purchases, as compared to $27.2 million in fiscal year 2014. These cash outflows were partially offset by proceeds from the settlement of life insurance policies of $0.8 million in fiscal year 2015, as compared to $0.5 million in fiscal year 2014.
Financing Activities. Net cash used in the financing activities of our continuing operations was $107.1 million for fiscal year 2015, as compared to net cash provided by the financing activities of our continuing operations of $30.9 million for fiscal year 2014, a change of $138.1 million. For fiscal year 2015, we repurchased 1.5 million shares of our common stock, including 95,129 shares of our common stock pursuant to our equity incentive plans, for a total cost of $76.4 million, including commissions. This compares to repurchases of 1.4 million shares of our common stock, including 98,269 shares of our common stock pursuant to our equity incentive plans, for a total cost of $65.5 million, including commissions, for fiscal year 2014. This use of cash in fiscal year 2015 was partially offset by proceeds from the issuance of common stock under stock plans of $14.9 million. This compares to proceeds from the issuance of common stock under stock plans of $24.5 million in fiscal year 2014. During fiscal year 2015, borrowings from our senior unsecured revolving credit facility totaled $451.0 million, which was more than offset by debt payments of $485.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $475.0 million, which was partially offset by debt payments of $356.0 million in fiscal year 2014. We paid $31.6 million in dividends during both fiscal years 2015 and 2014. During fiscal year 2015, we made net payments of $1.1 million on other credit facilities primarily for lease payments for our financing lease obligations, as described below under financing lease obligations, as compared to $12.7 million during fiscal year 2014 . During fiscal year 2015, we also received $18.7 million for the settlement of forward foreign exchange contracts related to intercompany loans utilized to finance our acquisitions. We also made $0.1 million in payments for acquisition-related contingent consideration during fiscal year 2015, as compared to $0.9 million during fiscal year 2014.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On August 11, 2016, we terminated our previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion. The new senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of January 1, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the new senior unsecured revolving credit facility. As of January 1, 2017, we had $988.6 million available for additional borrowing under the facility. We use the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of January 1, 2017, the new senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. As of January 3, 2016, the previous senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of January 1, 2017.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At January 1, 2017, we had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. At January 3, 2016, we had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2016 and 2015, resulting in an annual dividend rate of $0.28 per share. At January 1, 2017, we had accrued $7.7 million for dividends declared on October 26, 2016 for the fourth quarter of fiscal year 2016 that was paid in February 2017. On January 27, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2017 that will be payable in May 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at January 1, 2017 for continuing and discontinued operations. Purchase commitments are minimal and have been excluded from this table:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2021(1)	5.0% Sr. Notes Maturing 2021(2)	1.875% Sr. Notes Maturing 2026(3)	Financing Lease Obligations(4)	Employee Benefit Payments(5)	Unrecognized Tax Benefits(6)	Total
	(In thousands)
2017	$49,788	$—	$25,000	$9,882	$1,172	$28,705	$—	$114,547
2018	33,944	—	25,000	9,882	1,367	29,192	—	99,385
2019	25,966	—	25,000	9,882	1,532	29,656	—	92,036
2020	20,806	—	25,000	9,882	1,597	30,180	—	87,465
2021	16,259	—	521,772	9,882	1,664	31,036	—	580,613
2022 and thereafter	52,111	—	—	571,927	29,742	160,073	—	813,853
Total	$198,874	$—	$621,772	$621,337	$37,074	$308,842	$—	$1,787,899
____________________________

(1)	The credit facility borrowings carry variable interest rates. As of January 1, 2017, we had no outstanding borrowings in our senior unsecured revolving credit facility.

(2)	The 2021 Notes include interest obligations. As of January 1, 2017, the 2021 Notes had a carrying value of $495.8 million.

(3)	The 2026 Notes include interest obligations. As of January 1, 2017, the 2026 Notes had a carrying value of $517.8 million.

(4)	The financing lease obligations do not include interest obligations.

(5)	Employee benefit payments only include obligations through fiscal year 2026.

(6)
We have excluded $1.3 million, including accrued interest, net of tax benefits, and penalties, from our uncertain tax positions, as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

As of January 1, 2017, we may have to pay the shareholders of our acquisitions contingent consideration of up to $84.6 million. The table above does not reflect any of these obligations as the timing and amounts are uncertain. For further information related to our contingent consideration obligations, see Note 21 to our consolidated financial statements included in this annual report on Form 10-K.

Capital Expenditures
During fiscal year 2017, we expect to invest an amount for capital expenditures similar to that in fiscal year 2016, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At January 1, 2017, we had cash and cash equivalents of $359.3 million, of which $348.5 million was held by our non-U.S. subsidiaries, and we had $988.6 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at January 1, 2017.

We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $348.5 million of cash and cash equivalents held by our non-U.S. subsidiaries at January 1, 2017, we would incur U.S. taxes on approximately $322.5 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.

On October 23, 2014, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 27, 2016, the Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fiscal year 2016, we repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of January 1, 2017, 8.0 million shares remained available for repurchase under the New Repurchase Program.

In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During fiscal year 2016, we repurchased 75,198 shares of common stock for this purpose at an aggregate cost of $3.6 million.

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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $7.6 million in the aggregate during fiscal year 2017. During fiscal year 2016, we contributed $9.6 million, in the aggregate, to pension plans outside of the United States. We could potentially have to make additional funding payments in future periods for all pension plans. During fiscal year 2015, we made contributions of $14.9 million, in the aggregate, to plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States. During fiscal year 2014, we contributed $11.2 million, in the aggregate, to plans outside of the United States. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The provisions of this guidance are to be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We intend to early adopt ASU 2017-04 and will apply the provisions of this standard in our interim or annual goodwill impairment tests subsequent to January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"), which amends Topic 805 to provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the standard (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The standard provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The standard also provides a framework that includes two sets of criteria to consider that depend on whether a set has outputs and a more stringent criteria for sets without outputs. Lastly, the standard narrows the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606. The provisions of this guidance are to be applied prospectively. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in limited circumstances. We are still evaluating the requirements of this guidance. The adoption is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are evaluating the requirements of this guidance. The adoption is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-entity Transfer of Assets Other than Inventory ("ASU 2016-16"). ASU 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The standard requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The provisions of this guidance are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are evaluating the requirements of this guidance and have not yet determined the impact of adoption on our consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The provisions of this guidance are to be applied using a retrospective transition method to each period presented, and if it is impracticable to apply the amendments retrospectively for some of the issues, ASU 2016-15 allows the amendments for those issues to be applied prospectively as of the earliest date practicable. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are evaluating the requirements of this guidance. The adoption is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are evaluating the requirements of this guidance and have not yet determined the impact of adoption on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. We adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. We recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the fiscal year 2016 have been recognized in the current period’s income statement. We also excluded the excess tax benefits from the calculation of diluted earnings per share for fiscal year 2016. We applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. We elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. ASU 2016-02 also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. ASU 2016-02 is to be applied using a modified retrospective approach. We are evaluating the requirements of this guidance and have not yet determined the impact of the adoption on our consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration, contract modifications and completed contracts at transition and the presentation of sales and other similar taxes collected from customers. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and

Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. In March 2016, the FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"), which amended the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate when it is the principal or agent for each specified good or service promised in a contract with a customer. ASU 2016-12, ASU 2016-10, ASU 2016-08 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. We are evaluating the requirements of the foregoing standards and have not yet determined the impact of their adoption on our consolidated financial position, results of operations and cash flows. We intend to adopt these standards using the modified retrospective approach, and we do not intend to early adopt these standards. While we are currently evaluating the impact of the new revenue standard, we believe the key changes in the standard that impact revenue recognition relate to the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of software subscriptions for which we do not have VSOE for maintenance and/or support) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over the maintenance period.

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

Revenue from software licenses and services was 5% of our total revenue for each of fiscal years 2016, 2015 and 2014. We sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the stated renewal rate method. We determine VSOE for consulting services by reference to the amount charged for similar engagements on a stand-alone basis.

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

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. We completed the annual goodwill impairment test using measurement dates of January 4, 2016 and January 1, 2015, and concluded based on the first step of the process that there was no goodwill impairment. At January 4, 2016, the fair value exceeded the carrying value by more than 20.0% for each reporting unit. At the beginning of the fourth quarter of fiscal year 2016, we realigned our organization into two new operating segments. In conjunction with the realignment of our operating segments, we also redefined our reporting units based on our operating segments. We determined that the reporting units that should be used to test goodwill for impairment are environmental health excluding food, food, life sciences and technology, informatics, OneSource, diagnostics excluding cord blood, cord blood and medical imaging. As a result of the realignment, we reallocated goodwill from our life sciences and technology reporting unit to our diagnostics excluding cord blood reporting unit based on the relative fair value, determined using the income approach, of the applied genomics business which resulted in $125.8 million of goodwill being reallocated from our life sciences and technology reporting unit to our diagnostics excluding food reporting unit as of October 3, 2016. As of January 2, 2017, our Informatics reporting unit, which had a goodwill balance of $211.0 million, had a fair value that was less than 20% but greater than 10% more than its carrying value. Informatics is at increased risk of an impairment charge given its ongoing weakness due to a highly competitive industry. Despite the increased risk associated with this reporting unit, we do not believe there will be a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, we currently evaluate the remaining useful life of our non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of our non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

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

We recognized a loss of $14.5 million in fiscal year 2016, a loss of $9.4 million in fiscal year 2015 and a loss of $77.2 million in fiscal year 2014 for our retirement and postretirement benefit plans, which includes the charge for the mark-to-market adjustment for the postretirement benefit plans, which was recorded in the fourth quarter of each fiscal year. The loss or income related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $15.3 million in fiscal year 2016, a pre-tax loss of $12.4 million in fiscal year 2015 and pre-tax loss of $75.4 million in fiscal year 2014. We expect income of approximately $4.5 million in fiscal year 2017 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2017. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2017. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2017. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year. Beginning in fiscal year 2016, the approach we use to calculate the service and interest components of net periodic benefit cost for certain non-US benefit plans was changed to provide a more precise measurement of service and interest costs. Prior to fiscal year 2016, we calculated these service and interest components utilizing a single weighted-average discount rate derived from a yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal year 2016, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from a yield curve over the projected cash flow period.

As of January 1, 2017, we estimate the expected long-term rate of return on assets in our pension and other postretirement benefit plans in the United States to be 7.25% and to be 6.00% for all plans outside the United States. In addition, as of January 1, 2017, we estimate the discount rate for our pension and other postretirement benefit plans in the United States to be 4.05% and to be 2.06% for all plans outside the United States. For the plans in the United States, we adopted the updated projection scale, MP-2015, that was published by the Society of Actuaries in 2015, as of January 3, 2016. The adoption of the updated projection scale resulted in a $6.8 million decrease to the projected benefit obligation as of January 3, 2016. During fiscal year 2016, the Society of Actuaries issued an updated projection scale, MP-2016, which reduced the life expectancy used to determine the projected benefit obligation. We adopted MP-2016, as of January 1, 2017. The adoption of the updated projection scale resulted in a $5.5 million decrease to the projected benefit obligation at January 1, 2017. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.

If any of our assumptions were to change as of January 1, 2017, our pension plan expenses would also change.

		Increase (Decrease) at January 1, 2017
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(10,229)	(7,944)
	-0.25	10,850	8,317
Rate of return on pension plan assets	+1.00	(1,533)	(2,438)
	-1.00	1,533	2,438
Postretirement medical plans discount rate	+0.25	N/A	(92)
	-0.25	N/A	96
Rate of return on postretirement medical plan assets	+1.00	N/A	(155)
	-1.00	N/A	155

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

Dispositions. When we record the disposition of an asset or discontinuance of an operation, which meets the criteria to be reported as a discontinued operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. During the fiscal year ended January 1, 2017, pre-tax gains from the disposition of discontinued operations was not material. Any such changes decrease or increase current earnings.

Income taxes. Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions, and are subject to change given the political and economic climate in those countries. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine our current tax provision as well as enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled to determine our deferred tax provision. Any significant fluctuation in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rate.

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

Taxes have not been provided on unremitted earnings of international subsidiaries that we consider indefinitely reinvested because we plan to keep these amounts indefinitely reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost. Our indefinite reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of January 1, 2017, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $1.1 billion. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 1, 2017.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $137.5 million at January 1, 2017, $127.3 million at January 3, 2016 and $95.0 million at December 28, 2014, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2016, 2015 and 2014.

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

As of January 1, 2017, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €58.6 million, combined U.S. Dollar notional amounts of $8.7 million and combined Swedish Krona notional amounts of kr969.5 million. The combined Euro notional amounts of these outstanding hedges was €107.4 million and €238.2 million as of January 3, 2016 and December 28, 2014, respectively. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for the fiscal years ended January 1, 2017 and January 3, 2016. We paid $1.9 million and received $18.7 million during the fiscal years ended January 1, 2017 and January 3, 2016, respectively, from the settlement of these hedges.

During fiscal year 2016, we entered into a series of foreign currency forward contracts with a notional amount of €492.3 million to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets the translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during fiscal year 2016 and we recorded a net realized foreign exchange gain in AOCI amounting to $1.8 million during the fiscal year 2016.

During fiscal year 2016, in connection with the issuance of the 2026 Notes, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of AOCI, which will offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of January 1, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.8 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $23.8 million during the fiscal year 2016.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 1, 2017, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.3 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2016, the Value-At-Risk ranged between $0.1 million and $0.6 million, with an average of approximately $0.3 million.

Interest Rate Risk. As of January 1, 2017, we had no outstanding borrowings under our senior unsecured revolving credit facility; however, as described above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” amounts drawn under our senior unsecured revolving credit facility would bear interest at variable rates. Our cash and cash equivalents, for which we receive interest at variable rates, were $359.3 million at January 1, 2017. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

Interest Rate Risk—Sensitivity. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause our cash flows to fluctuate. An increase of 10%, or approximately 17 basis points, in current interest rates would cause our cash outflows to increase by $0.1 million for fiscal year 2017.

(ii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PerkinElmer, Inc. and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands, except per share data)
Revenue
Product revenue	$1,396,896	$1,395,102	$1,372,736
Service revenue	718,621	709,721	697,144
Total revenue	2,115,517	2,104,823	2,069,880
Cost of product revenue	664,803	696,461	708,016
Cost of service revenue	437,361	444,131	427,266
Selling, general and administrative expenses	600,885	587,219	648,209
Research and development expenses	124,278	112,539	108,057
Restructuring and contract termination charges, net	5,124	13,547	13,325
Operating income from continuing operations	283,066	250,926	165,007
Interest and other expense, net	38,998	42,119	41,139
Income from continuing operations before income taxes	244,068	208,807	123,868
Provision for (benefit from) income taxes	28,362	20,022	(6,271)
Income from continuing operations	215,706	188,785	130,139
Income from discontinued operations before income taxes	22,229	35,205	40,776
Gain (loss) on disposition of discontinued operations before income taxes	619	(28)	(260)
Provision for income taxes on discontinued operations and dispositions	4,255	11,537	12,877
Income from discontinued operations and dispositions	18,593	23,640	27,639
Net income	$234,299	$212,425	$157,778
Basic earnings per share:
Income from continuing operations	$1.97	$1.68	$1.16
Income from discontinued operations and dispositions	0.17	0.21	0.25
Net income	$2.14	$1.89	$1.40
Diluted earnings per share:
Income from continuing operations	$1.96	$1.67	$1.14
Income from discontinued operations and dispositions	0.17	0.21	0.24
Net income	$2.12	$1.87	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Net income	$234,299	$212,425	$157,778
Other comprehensive loss
Foreign currency translation adjustments	(54,077)	(70,178)	(52,951)
Unrecognized prior service costs, net of tax	(860)	(316)	146
Unrealized gains (losses) on securities, net of tax	32	(262)	14
Other comprehensive loss	(54,905)	(70,756)	(52,791)
Comprehensive income	$179,394	$141,669	$104,987

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	January 1, 2017	January 3, 2016
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$359,265	$237,932
Accounts receivable, net	425,588	415,064
Inventories	246,847	259,486
Other current assets	99,246	64,347
Current assets of discontinued operations	58,985	56,332
Total current assets	1,189,931	1,033,161
Property, plant and equipment, net	145,494	137,564
Intangible assets, net	420,224	485,637
Goodwill	2,247,966	2,236,863
Other assets, net	204,679	198,041
Long-term assets of discontinued operations	68,389	75,029
Total assets	$4,276,683	$4,166,295
Current liabilities:
Current portion of long-term debt	$1,172	$1,123
Accounts payable	168,033	140,980
Accrued restructuring and contract termination charges	7,479	17,042
Accrued expenses and other current liabilities	399,700	382,334
Current liabilities of discontinued operations	26,971	20,006
Total current liabilities	603,355	561,485
Long-term debt	1,045,254	1,011,762
Long-term liabilities	459,544	465,490
Long-term liabilities of discontinued operations	14,960	17,117
Total liabilities	2,123,113	2,055,854
Commitments and contingencies (see Notes 13 and 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 109,617,000 and 112,034,000 shares at January 1, 2017 and January 3, 2016, respectively	109,617	112,034
Capital in excess of par value	26,130	52,932
Retained earnings	2,118,684	1,991,431
Accumulated other comprehensive loss	(100,861)	(45,956)
Total stockholders’ equity	2,153,570	2,110,441
Total liabilities and stockholders’ equity	$4,276,683	$4,166,295

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended January 1, 2017

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2013	$112,626	$119,906	$1,684,364	$77,591	$1,994,487
Net income	—	—	157,778	—	157,778
Other comprehensive loss	—	—	—	(52,791)	(52,791)
Dividends	—	—	(31,597)	—	(31,597)
Exercise of employee stock options and related income tax benefits	1,024	23,431	—	—	24,455
Issuance of common stock for employee stock purchase plans	61	2,478	—	—	2,539
Purchases of common stock	(1,448)	(64,081)	—	—	(65,529)
Issuance of common stock for long-term incentive program	218	7,662	—	—	7,880
Stock compensation	—	4,880	—	—	4,880
Balance, December 28, 2014	$112,481	$94,276	$1,810,545	$24,800	$2,042,102
Net income	—	—	212,425	—	212,425
Other comprehensive loss	—	—	—	(70,756)	(70,756)
Dividends	—	—	(31,539)	—	(31,539)
Exercise of employee stock options and related income tax benefits	849	16,491	—	—	17,340
Issuance of common stock for employee stock purchase plans	78	3,608	—	—	3,686
Purchases of common stock	(1,595)	(74,844)	—	—	(76,439)
Issuance of common stock for long-term incentive program	221	9,098	—	—	9,319
Stock compensation	—	4,303	—	—	4,303
Balance, January 3, 2016	$112,034	$52,932	$1,991,431	$(45,956)	$2,110,441
Adjustment to recognize prior year's unrecognized excess tax benefits upon adoption of ASU 2016-09 (see Note 1)	—	177	14,051	—	14,228
Net income	—	—	234,299	—	234,299
Other comprehensive loss	—	—	—	(54,905)	(54,905)
Dividends	—	—	(30,629)	—	(30,629)
Exercise of employee stock options and related income tax benefits	576	13,842	—	—	14,418
Issuance of common stock for employee stock purchase plans	50	2,413	—	—	2,463
Purchases of common stock	(3,275)	(58,058)	(90,468)	—	(151,801)
Issuance of common stock for long-term incentive program	232	10,193	—	—	10,425
Stock compensation	—	4,631	—	—	4,631
Balance, January 1, 2017	$109,617	$26,130	$2,118,684	$(100,861)	$2,153,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Operating activities:
Net income	$234,299	$212,425	$157,778
Income from discontinued operations and dispositions, net of income taxes	(18,593)	(23,640)	(27,639)
Income from continuing operations	215,706	188,785	130,139
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	5,124	13,547	13,325
Depreciation and amortization	99,972	105,364	110,465
Stock-based compensation	17,158	17,278	14,057
Pension and other postretirement expense	14,511	9,381	77,182
Change in fair value of contingent consideration	16,183	—	—
Deferred taxes	(6,526)	(6,571)	(33,351)
Contingencies and non-cash tax matters	(291)	(5,342)	(7,605)
Amortization of deferred debt issuance costs and accretion of discounts	2,137	1,496	1,434
(Gains) losses on disposition of businesses and assets, net	(5,562)	—	108
Amortization of acquired inventory revaluation	396	7,275	2,425
Excess tax benefit from exercise of common stock options	—	(2,435)	—
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(18,960)	4,061	(12,059)
Inventories	6,752	(27,931)	(19,443)
Accounts payable	30,716	(10,897)	2,847
Accrued expenses and other	(53,540)	(30,177)	(31,622)
Net cash provided by operating activities of continuing operations	323,776	263,834	247,902
Net cash provided by operating activities of discontinued operations	26,839	23,264	33,695
Net cash provided by operating activities	350,615	287,098	281,597
Investing activities:
Capital expenditures	(31,702)	(28,218)	(27,152)
Proceeds from disposition of businesses	21,000	—	—
Proceeds from dispositions of property, plant and equipment, net	—	—	2,531
Changes in restricted cash balances	(16,959)	59	—
Proceeds from surrender of life insurance policies	44	757	490
Activity related to acquisitions, net of cash and cash equivalents acquired	(71,924)	(72,040)	(271,477)
Net cash used in investing activities of continuing operations	(99,541)	(99,442)	(295,608)
Net cash used in investing activities of discontinued operations	(1,302)	(1,414)	(289)
Net cash used in investing activities	(100,843)	(100,856)	(295,897)
Financing activities:
Payments on revolving credit facility	(902,507)	(485,000)	(356,000)
Proceeds from revolving credit facility	420,507	451,000	475,000
Proceeds from sale of senior debt	546,190	—	—
Payments of debt financing costs	(7,868)	—	(1,845)
Net payments on other credit facilities	(1,096)	(1,072)	(12,675)
Settlement of cash flow hedges	(1,900)	18,706	—
Payments for acquisition-related contingent consideration	(155)	(103)	(855)
Excess tax benefit from exercise of common stock options	—	2,435	—
Proceeds from issuance of common stock under stock plans	14,418	14,905	24,455
Purchases of common stock	(151,801)	(76,439)	(65,529)
Dividends paid	(30,799)	(31,571)	(31,620)
Net cash (used in) provided by financing activities	(115,011)	(107,139)	30,931
Effect of exchange rate changes on cash and cash equivalents	(13,428)	(15,992)	(15,052)
Net increase in cash and cash equivalents	121,333	63,111	1,579
Cash and cash equivalents at beginning of year	237,932	174,821	173,242
Cash and cash equivalents at end of year	$359,265	$237,932	$174,821

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$30,718	$31,741	$30,320
Income taxes	$43,549	$49,275	$40,638

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

Nature of Operations:    PerkinElmer, Inc. is a leading provider of products, services and solutions to the diagnostics, research, environmental, industrial, food and laboratory services markets. Through its advanced technologies and differentiated solutions, critical issues are addressed that help to improve lives and the world around us. The results are reported within two reporting segments: Diagnostics and Discovery & Analytical Solutions.

The consolidated financial statements include the accounts of PerkinElmer, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company realigned its businesses at the beginning of the fourth quarter of fiscal year 2016 to better organize around customer requirements, position the Company to grow in attractive end markets and expand share with the Company's core product offerings. The Company created two new operating segments, Discovery & Analytical Solutions and Diagnostics, which will enable the Company to deliver improved customer focus, more value-add collaboration and breakthrough innovations. The Company's Diagnostics business became a standalone operating segment targeted towards better meeting the needs of clinically-oriented customers, especially within the growing areas of reproductive health, emerging market diagnostics and applied genomics. The new Diagnostics operating segment includes the products and services of the Company's diagnostics business, formerly in the Human Health segment, and the Company's microfluidics and automation products, formerly within the research business in the Human Health segment. The Company's new Discovery & Analytical Solutions operating segment combines the Company's former environmental health business, formerly in the Environmental Health segment, and the remaining products and services within the research business, formerly in the Human Health segment. The Discovery & Analytical Solutions operating segment will advance the Company's success in serving and innovating for its applications-oriented customers in the environmental, food, industrial, life sciences and laboratory services markets.

The Company's fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended January 1, 2017 and December 28, 2014 included 52 weeks. The fiscal year ended January 3, 2016 included 53 weeks. The additional week in fiscal year 2015 has been reflected in the Company's third quarter. The fiscal year ending December 31, 2017 will include 52 weeks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from software licenses and services was 5% of the Company's total revenue for each of fiscal years 2016, 2015 and 2014. The Company sells its software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, the Company determines VSOE of fair value to be the price charged when the undelivered element is sold separately. The Company determines VSOE for maintenance sold in connection with a software license based on the stated renewal rate method. The Company determines VSOE for consulting services by reference to the amount charged for similar engagements on a stand-alone basis.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. See Note 6 below for additional details.

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year, should an event occur which suggests that the recoverability of goodwill should be reconsidered. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Amortizing intangible assets are reviewed for impairment when indicators of impairment are present. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 12 below for additional details.

Stock-Based Compensation:    The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model. The fair value is recognized, net of estimated forfeitures, as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected term and the expected price volatility of the underlying stock. The Company estimates the expected term assumption based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company has one stock-based compensation plan from which it makes grants, which is described more fully in Note 18 below.

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

Restructuring Charges:    In recent fiscal years, the Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of its operations with its growth strategy, the integration of its business units and its productivity initiatives. In connection with these initiatives, the Company has recorded restructuring charges, as more fully described in Note 4 below. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Prior to recording restructuring charges for employee separation agreements, the Company notifies all employees of termination. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period. Costs related to lease terminations are recorded at the fair value of the liability based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property, at the date the Company ceases use.

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

The Company also uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges are included in the foreign currency translation component of Accumulated Other Comprehensive Income ("AOCI"), as well as the offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The provisions of this guidance are to be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt ASU 2017-04 and will apply the provisions of this standard in its interim or annual goodwill impairment tests subsequent to January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"), which amends Topic 805 to provide a screen to determine when a set of assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the standard (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The standard provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The standard also provides a framework that includes two sets of criteria to consider that depend on whether a set has outputs and a more stringent criteria for sets without outputs. Lastly, the standard narrows the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606. The provisions of this guidance are to be applied prospectively. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in limited circumstances. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-entity Transfer of Assets Other than Inventory ("ASU 2016-16"). ASU 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The standard requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The provisions of this guidance are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The provisions of this guidance are to be applied using a retrospective transition method to each period presented, and if it is impracticable to apply the amendments retrospectively for some of the issues, ASU 2016-15 allows the amendments for those issues to be applied prospectively as of the earliest date practicable. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU No. 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. The Company adopted ASU No. 2016-09 at the beginning of the first quarter of fiscal year 2016. The Company recorded a cumulative increase of $14.2 million in the beginning of the first quarter of fiscal year 2016 retained earnings with a corresponding increase in deferred tax assets related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock and restricted stock units during the fiscal year 2016 have been recognized in the current period’s income statement. The Company also excluded the excess tax benefits from the calculation of diluted earnings per share for fiscal year 2016. The Company applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted. ASU No. 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has elected to account for forfeitures as they occur. The adoption of this accounting policy did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. ASU 2016-02 also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. ASU 2016-02 is to be applied using a modified retrospective approach. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration, contract modifications and completed contracts at transition and the presentation of sales and other similar taxes collected from customers. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. In March 2016, the FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"), which amended the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate when it is the principal or agent for each specified good or service promised in a contract with a customer. ASU 2016-12, ASU 2016-10, ASU 2016-08 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. The Company is evaluating the requirements of the foregoing standards and has not yet determined the impact of their adoption on the Company’s consolidated financial position, results of operations and cash flows. The Company intends to adopt these standards using the modified retrospective approach, and the Company does not intend to early adopt these standards.

While the Company is currently evaluating the impact of the new revenue standard, the Company believes the key changes in the standard that impact revenue recognition relate to the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of software subscriptions for which the Company does not have VSOE for maintenance and/or support) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, the Company may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over the maintenance period.

Note 2:	Business Combinations

Acquisitions in fiscal year 2016
During fiscal year 2016, the Company completed the acquisition of two businesses for a total consideration of $72.2 million in cash. The acquired businesses were Bioo Scientific Corporation, which was acquired for total consideration of $63.5 million in cash and one other business acquired for a total consideration of $8.8 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisitions, the Company recorded goodwill of $45.6 million, which is not tax deductible, and intangible assets of $19.9 million. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 9.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for the acquisitions in fiscal year 2016 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2016 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$72,497
Working capital and other adjustments	(261)
Less: cash acquired	(2,152)
Total	$70,084
Identifiable assets acquired and liabilities assumed:
Current assets	$7,293
Property, plant and equipment	7,542
Identifiable intangible assets:
Core technology	5,500
Trade names	570
Customer relationships	13,800
Goodwill	45,648
Deferred taxes	(8,284)
Liabilities assumed	(1,985)
Total	$70,084

Subsequent to January 1, 2017, the Company completed the acquisition of Tulip Diagnostics Private Limited (“Tulip”), a company based in Goa, India, for a total consideration of $125.0 million in cash, net of cash acquired, as of the closing date. The Company has a potential obligation to pay the shareholders of Tulip additional contingent consideration of up to $25.0 million that will be accounted for as compensation expense in the Company's financial statements over a two year period. The operations for this acquisition will be reported within the results of the Company's Diagnostics segment from the acquisition date.

Acquisitions in fiscal year 2015
During fiscal year 2015, the Company completed the acquisition of five businesses for a total consideration of $77.1 million in cash. The acquired businesses included Vanadis Diagnostics AB (“Vanadis”), which was acquired for total consideration of $35.1 million in cash, as further described in Note 21 below, and other acquisitions for an aggregate consideration of $42.0 million in cash. The Company has a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, which at closing had an estimated fair value of $56.9 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, of which $9.2 million is tax deductible. The Company has reported the operations for all of these acquisitions within the results of the Company’s Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology and trade names, acquired as part of this acquisition had a weighted average amortization period of 9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for the acquisitions in fiscal year 2015 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2015 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$75,285
Contingent consideration	56,878
Working capital and other adjustments	1,832
Less: cash acquired	(3,864)
Total	$130,131
Identifiable assets acquired and liabilities assumed:
Current assets	$2,551
Property, plant and equipment	998
Identifiable intangible assets:
Core technology	15,759
Trade names	200
Licenses	116
Customer relationships	3,073
IPR&D	75,700
Goodwill	53,112
Deferred taxes	(18,528)
Liabilities assumed	(2,850)
Total	$130,131

Acquisitions in fiscal year 2014
Acquisition of Perten Instruments Group AB. In December 2014, the Company acquired all of the outstanding stock of Perten Instruments Group AB ("Perten"). Perten is a provider of analytical instruments and services for quality control of food, grain, flour and feed. The Company expects this acquisition to enhance its industrial, environmental and safety business by expanding the Company's product offerings to the academic and industrial end markets. The Company paid the shareholders of Perten $269.9 million in cash for the stock of Perten. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company has reported the operations for this acquisition within the results of the Company’s Discovery & Analytical Solutions segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, customer relationships and trade names, acquired as part of this acquisition had weighted average amortization periods of approximately 5 to 10 years.

Other acquisitions in fiscal year 2014. In addition to the Perten acquisition, the Company completed the acquisition of two businesses in fiscal year 2014 for total consideration of $17.6 million in cash and $4.3 million of assumed debt. The excess of the purchase price over the fair value of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, none of which is tax deductible. The Company reported the operations for these acquisitions within the results of the Discovery & Analytical Solutions and Diagnostics segments from the acquisition dates.

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

The Company does not consider the acquisitions completed during fiscal years 2016, 2015 and 2014 to be material to its consolidated results of operations; therefore, the Company is not presenting pro forma financial information of operations. During fiscal years 2016 and 2015, the Company recognized $80.7 million and $65.7 million, respectively, of revenue for Perten. The Company has determined that the presentation of the results of operations for each of the other acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of January 1, 2017, the allocations of purchase prices for acquisitions completed in fiscal years 2015 and 2014 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2016 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

During fiscal year 2016, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as part of its acquisitions and adjusted its purchase price allocations. Based on this information, for acquisitions completed during fiscal year 2015, the Company recognized an increase in deferred taxes of $1.8 million, with a corresponding increase in goodwill.

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 1, 2017, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $84.6 million. As of January 1, 2017, the Company has recorded contingent consideration obligations of $63.2 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $47.8 million was recorded in long-term liabilities. As of January 3, 2016, the Company has recorded contingent consideration obligations of $57.4 million, of which $9.4 million was recorded in accrued expenses and other current liabilities, and $48.0 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 3 years from the respective acquisition dates, and the remaining weighted average expected earnout period at January 1, 2017 was 1.75 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

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

Total transaction costs related to acquisition and divestiture activities for fiscal years 2016, 2015 and 2014 were $1.2 million, $0.7 million and $3.1 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Note 3:	Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of January 1, 2017 and January 3, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations during the three fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Loss on disposition of microarray-based diagnostic testing laboratory	$—	$—	$(90)
Gain (loss) on disposition of Technical Services business	1,753	(28)	(156)
Loss on disposition of Fluid Sciences Segment	(1,134)	—	—
Other discontinued operations	—	—	(14)
Gain (loss) on disposition of discontinued operations before income taxes	$619	$(28)	$(260)
During fiscal year 2016, the Company sold PerkinElmer Labs, Inc. for cash consideration of $20.0 million, recognizing a pre-tax gain of $7.1 million. The sale generated a capital loss for tax purposes of $7.3 million, which resulted in an income tax benefit of $2.5 million that was recognized as a discrete benefit during the second quarter of 2016. PerkinElmer Labs, Inc. was a component of the Company's Diagnostics segment. The pre-tax gain recognized in fiscal year 2016 is included in interest and other expense, net in the condensed consolidated statement of operations. The divestiture of PerkinElmer Labs, Inc. has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
During fiscal year 2016, the Company entered into a letter of intent to contribute certain assets to an academic institution in the United Kingdom. The Company recognized a pre-tax loss of $1.6 million related to the write-off of assets in the second quarter of 2016 which is included in interest and other expense, net in the condensed consolidated statement of operations.

In December 2016, the Company entered into a Master Purchase and Sale Agreement (the “Agreement”) with Varian Medical Systems, Inc. (the “Purchaser”), under which the Company agreed to sell to the Purchaser all of the outstanding equity interests in the Company’s wholly owned indirect subsidiaries PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of the Company and its direct and indirect subsidiaries relating to the Company’s business of designing, manufacturing and marketing flat panel x-ray detectors, and related software, accessories and ancillary products, to x-ray system manufacturers (the “Medical Imaging Business”), for cash consideration of approximately $276.0 million and the Purchaser’s assumption of specified liabilities relating to the Medical Imaging Business (collectively, the “Transaction”). The Medical Imaging Business had been reported in the Diagnostics segment. The Agreement contemplates that the Purchaser will finance the Transaction through a debt financing and that, except as determined otherwise by the Purchaser, the closing will occur no earlier than April 2017. However, the closing of the Transaction is not conditioned upon the receipt of any such financing. The Transaction is subject to customary closing conditions, including the expiration of specified antitrust waiting periods. The Agreement contains certain termination rights of the Company and the Purchaser and provides that under specified circumstances, upon termination of the Agreement, the Purchaser will be required to pay the Company a termination fee of up to $22.1 million. The pending sale of the Medical Imaging Business represents a strategic shift that will have a major effect on the Company's operations and financial statements. Accordingly, the Company has classified the assets and liabilities related to the Medical Imaging Business as assets and liabilities of discontinued operations in the Company's consolidated balance sheets and its results of operations are classified as income from discontinued operations in the Company's consolidated statements of operations. Financial information in this report relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect this discontinued operation.
In May 2014, the Company approved the shutdown of microarray-based diagnostic testing laboratory in the United States, which had been reported within our Diagnostics segment. The Company determined that, with the lack of adequate reimbursement from health care payers, the microarray-based diagnostic testing laboratory in the United States would need significant investment in its operations to reduce costs in order to effectively compete in the market. The shutdown of the microarray-based diagnostic testing laboratory in the United States resulted in a $0.1 million net pre-tax gain primarily related to the disposal of fixed assets, which was partially offset by the sale of a building in fiscal year 2014.

In August 1999, the Company sold the assets of its Technical Service business. The Company recorded pre-tax gain (losses) of $1.8 million in fiscal year 2016, $(0.03) million in fiscal year 2015 and $(0.2) million in fiscal year 2014 for a contingency related to this business. These gain (losses) were recognized as a gain (loss) on disposition of discontinued operations before income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary pre-tax operating results of the discontinued operations, which include the periods prior to disposition and a $1.0 million pre-tax restructuring charge related to workforce reductions in the microarray-based diagnostic testing laboratory in the United States during fiscal year 2014, were as follows during the three fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Revenue	$146,217	$158,128	$168,124
Cost of revenue	95,395	97,777	100,512
Selling, general and administrative expenses	13,657	11,712	12,503
Research and development expenses	14,368	13,391	13,222
Restructuring and contract termination charges, net	568	43	1,111
Income from discontinued operations before income taxes	$22,229	$35,205	$40,776

The Company recorded a tax provision of $4.3 million, $11.5 million and $12.9 million on discontinued operations and dispositions in fiscal years 2016, 2015 and 2014, respectively.

The carrying amounts of the major classes of assets and liabilities included in discontinued operations as of January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
	(In thousands)
Current assets of discontinued operations:
Accounts receivables	$28,400	$23,951
Inventories	26,977	28,542
Prepaid income taxes	425	68
Other current assets	3,183	3,771
Total current assets of discontinued operations	58,985	56,332
Property, plant and equipment	25,219	29,465
Intangible assets	3,292	5,174
Goodwill	38,794	39,286
Other assets, net	1,084	1,104
Long-term assets of discontinued operations	68,389	75,029
Total assets of discontinued operations	$127,374	$131,361

Current liabilities of discontinued operations:
Accounts payable	$16,770	$11,746
Accrued restructuring and contract termination charges	209	48
Accrued expenses and other current liabilities	9,992	8,212
Total current liabilities of discontinued operations	26,971	20,006
Deferred income taxes	7,851	9,460
Long-term liabilities	7,109	7,657
Total long-term liabilities	14,960	17,117
Total liabilities of discontinued operations	$41,931	$37,123

The following operating and investing non-cash items from discontinued operations were as follows during the three fiscal years ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Depreciation	$4,418	$4,705	$4,678
Amortization	1,848	1,938	1,932
Capital expenditures	1,302	1,414	2,133

Note 4: Restructuring and Contract Termination Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, as applicable, and are included as a component of income from continuing operations.

The Company implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). The Company implemented restructuring plans in the fourth quarter of fiscal year 2015 and the second and first quarters of fiscal year 2014 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan", "Q2 2014 Plan", and "Q1 2014 Plan", respectively). The Company implemented restructuring plans in the second quarter of fiscal year 2015 and the third quarter of fiscal year 2014 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan" and "Q3 2014 Plan", respectively). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate the Company's businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company's growth strategy (the "Previous Plans").

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2016, 2015 and 2014 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q3 2016 Plan	22	$41	$1,779	$—	$—	$1,820	Q4 FY2017	—
Q2 2016 Plan	72	561	4,106	—	—	4,667	Q3 FY2017	—

Q4 2015 Plan	174	1,315	9,980	—	285	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	95	673	5,290	—	—	5,963	Q2 FY2016	—

Q3 2014 Plan	152	2,885	10,166	—	—	13,051	Q4 FY2015	—
Q2 2014 Plan	21	235	435	—	—	670	Q2 FY2015	—
Q1 2014 Plan	17	281	286	—	—	567	Q4 FY2014	—

The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

The Company also has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional pre-tax charges of $0.1 million, $0.1 million and $1.5 million in the Discovery & Analytical Solutions segment during fiscal years 2016, 2015 and 2014, respectively, as a result of these contract terminations.

At January 1, 2017, the Company had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and $3.1 million was recorded in long-term liabilities. At January 3, 2016, the Company had $22.2 million recorded for accrued restructuring and contract termination charges, of which $17.0 million was recorded in short-term accrued restructuring and $5.1 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during fiscal years 2016, 2015 and 2014 in continuing operations:

	Balance at December 29, 2013	2014 Charges and Changes in Estimates, Net	2014 Amounts Paid	Balance at December 28, 2014	2015 Charges and Changes in Estimates, Net	2015 Amounts Paid	Balance at January 3, 2016	2016 Charges and Changes in Estimates, Net	2016 Amounts Paid	Balance at January 1, 2017
	(In thousands)
Severance:
Q3 2016 Plan	$—	$—	$—	$—	$—	$—	$—	$1,820	$(612)	$1,208
Q2 2016 Plan	—	—	—	—	—	—	—	4,667	(3,231)	1,436
Q4 2015 Plan(1)	—	—	—	—	11,295	(925)	10,370	(953)	(8,198)	1,219
Q2 2015 Plan(2)	—	—	—	—	5,423	(4,322)	1,101	(533)	(370)	198
Q3 2014 Plan	—	13,051	(2,992)	10,059	(3,064)	(5,460)	1,535	—	(672)	863
Q2 2014 Plan	—	670	(419)	251	(179)	(13)	59	—	—	59
Q1 2014 Plan	—	567	(475)	92	(92)	—	—	—	—	—

Facility:
Q4 2015 Plan	—	—	—	—	285	(26)	259	—	(248)	$11

Previous Plans including 2013 plans	35,200	(2,508)	(19,572)	13,120	(204)	(4,222)	8,694	35	(3,299)	$5,430
Restructuring	35,200	11,780	(23,458)	23,522	13,464	(14,968)	22,018	5,036	(16,630)	10,424
Contract Termination	300	1,545	(1,541)	304	83	(255)	132	88	(103)	$117
Total Restructuring and Contract Termination	$35,500	$13,325	$(24,999)	$23,826	$13,547	$(15,223)	$22,150	$5,124	$(16,733)	$10,541
____________________________

(1)
During fiscal year 2016, the Company recognized pre-tax restructuring reversals of $1.0 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Q4 2015 Plan.

(2)
During fiscal year 2016, the Company recognized pre-tax restructuring reversals of $0.1 million in the Diagnostics segments and $0.5 million in the Discovery & Analytical Solutions segments related to lower than expected costs associated with workforce reductions for the Q2 2015 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other Expense, Net

Interest and other expense, net, consisted of the following for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Interest income	$(702)	$(673)	$(667)
Interest expense	41,528	37,997	36,270
Gain on disposition of businesses and assets (see Note 3)	(5,562)	—	—
Other expense, net	3,734	4,795	5,536
Total interest and other expense, net	$38,998	$42,119	$41,139

Foreign currency transaction (gains) losses were $(1.5) million, $25.3 million and $5.5 million in fiscal years 2016, 2015 and 2014, respectively. Net losses (gains) from forward currency hedge contracts were $5.4 million, $(20.6) million and $(0.2) million in fiscal years 2016, 2015 and 2014, respectively. These amounts were included in other expense, net.

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Unrecognized tax benefits, beginning of year	$28,143	$32,342	$39,410
Gross increases—tax positions in prior periods	1,514	325	—
Gross decreases—tax positions in prior periods	(183)	(2,305)	(1,809)
Gross increases—current-period tax positions	3,547	—	239
Settlements	—	(441)	(1,400)
Lapse of statute of limitations	(4,109)	(1,077)	(4,129)
Foreign currency translation adjustments	695	(701)	31
Unrecognized tax benefits, end of year	$29,607	$28,143	$32,342

The Company classifies interest and penalties as a component of income tax expense. At January 1, 2017, the Company had accrued interest and penalties of $1.8 million and $0.4 million, respectively. At January 3, 2016, the Company had accrued interest and penalties of $2.1 million and $0.1 million, respectively. During fiscal year 2016, the Company recognized a net benefit of $0.4 million for interest and an expense of $0.3 million for penalties in its total tax provision primarily due to settlements and statutes of limitations that had lapsed. During fiscal year 2015, the Company recognized net benefits of $1.5 million for interest and $0.1 million for penalties in its total tax provision primarily due to settlements and statutes of limitations that had lapsed. During fiscal year 2014, the Company recognized benefits of $0.7 million for interest and $0.2 million for penalties in its total tax provision due to settlements and statutes of limitations that had lapsed. At January 1, 2017, the Company had gross tax effected unrecognized tax benefits of $29.6 million, of which $27.9 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

The Company believes that it is reasonably possible that approximately $4.6 million of its uncertain tax positions at January 1, 2017, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2016, 2015 and 2014, the Company recorded net discrete income tax benefits of $9.6 million, $6.4 million and $7.1 million, respectively, primarily related to the recognition of excess tax benefits on stock compensation, reversals of uncertain tax position reserves, and resolution of other tax matters.

The components of income (loss) from continuing operations before income taxes were as follows for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
U.S.	$39,689	$(21,510)	$(58,886)
Non-U.S.	204,379	230,317	182,754
Total	$244,068	$208,807	$123,868

On a U.S. income tax basis, the Company has reported significant taxable income over the three year period ended January 1, 2017. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current Expense (Benefit)	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended January 1, 2017
Federal	$14	$2,994	$3,008
State	2,143	(575)	1,568
Non-U.S.	30,754	(6,968)	23,786
Total	$32,911	$(4,549)	$28,362
Fiscal year ended January 3, 2016
Federal	$(10,952)	$(4,794)	$(15,746)
State	2,613	(2,563)	50
Non-U.S.	37,963	(2,245)	35,718
Total	$29,624	$(9,602)	$20,022
Fiscal year ended December 28, 2014
Federal	$(6,417)	$(20,164)	$(26,581)
State	2,373	(4,166)	(1,793)
Non-U.S.	31,878	(9,775)	22,103
Total	$27,834	$(34,105)	$(6,271)

The total provision for (benefit from) income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Continuing operations	$28,362	$20,022	$(6,271)
Discontinued operations	4,255	11,537	12,877
Total	$32,617	$31,559	$6,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Tax at statutory rate	$85,424	$73,082	$43,354
Non-U.S. rate differential, net	(52,648)	(47,994)	(34,845)
U.S. taxation of multinational operations	6,941	1,732	2,367
State income taxes, net	1,509	80	1,352
Prior year tax matters	(9,621)	(6,387)	(7,146)
Federal tax credits	(7,189)	(2,096)	(3,399)
Change in valuation allowance	(2,755)	2,593	(7,679)
Non-deductible acquisition expense	5,701	—	—
Other, net	1,000	(988)	(275)
Total	$28,362	$20,022	$(6,271)

The variation in the Company's effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Singapore, Finland, and China, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $45.8 million in fiscal year 2016, $34.2 million in fiscal year 2015 and $29.1 million in fiscal year 2014. These amounts include $11.4 million in fiscal year 2016, $8.3 million in fiscal year 2015 and $7.1 million in fiscal year 2014 of benefits derived from tax holidays in China and Singapore. The effect of these benefits derived from tax holidays on basic and diluted earnings per share for fiscal year 2016 was $0.10 and $0.10, respectively, for fiscal year 2015 was $0.07 and $0.07, respectively, and for fiscal year 2014 was $0.06 and $0.06, respectively. The tax holiday in China is scheduled to expire in fiscal year 2017 and the tax holiday in Singapore is scheduled to expire in fiscal year 2018.

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 1, 2017 and January 3, 2016 were as follows:

	January 1, 2017	January 3, 2016
	(In thousands)
Deferred tax assets:
Inventory	$10,994	$8,231
Reserves and accruals	24,669	28,984
Accrued compensation	26,715	23,010
Net operating loss and credit carryforwards	113,415	100,336
Accrued pension	37,005	34,736
Restructuring reserve	1,954	6,362
Deferred revenue	38,113	40,065
All other, net	682	695
Total deferred tax assets	253,547	242,419
Deferred tax liabilities:
Postretirement health benefits	(4,785)	(4,202)
Unrealized foreign exchange gain or loss	(15,730)	(782)
Depreciation and amortization	(130,176)	(128,173)
Total deferred tax liabilities	(150,691)	(133,157)
Valuation allowance	(65,640)	(67,400)
Net deferred tax assets	$37,216	$41,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets as of January 1, 2017 and January 3, 2016 were recognized in the consolidated balance sheets as follows:

	January 1, 2017	January 3, 2016
	(In thousands)
Other assets, net	$85,312	$94,035
Long-term liabilities	(48,096)	(52,173)
Total	$37,216	$41,862

At January 1, 2017, for income tax return purposes the Company had U.S. federal net operating loss carryforwards of $27.7 million, state net operating loss carryforwards of $211.9 million, foreign net operating loss carryforwards of $227.2 million, state tax credit carryforwards of $10.7 million, general business tax credit carryforwards of $33.1 million, and foreign tax credit carryforwards of $5.7 million. These are subject to expiration in years ranging from 2017 to 2035, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards.

Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The decrease in the valuation allowance in fiscal year 2016 is primarily due to a decrease in tax attributes that the Company does not expect to realize for one of its non-U.S. subsidiaries. The increase in valuation allowance of $11.9 million in fiscal year 2015 is primarily due to an increase in tax attributes that the Company does not expect to realize for two of its non-U.S. subsidiaries.

The components of net deferred tax assets (liabilities) as of January 1, 2017 and January 3, 2016 were as follows:

	January 1, 2017	January 3, 2016
	(In thousands)
U.S.	$52,604	$63,872
Non-U.S.	(15,388)	(22,010)
Total	$37,216	$41,862

Taxes have not been provided on unremitted earnings of international subsidiaries that the Company considers indefinitely reinvested because the Company plans to keep these amounts indefinitely reinvested overseas except for instances where the Company can remit such earnings to the U.S. without an associated net tax cost. The Company's indefinite reinvestment determination is based on the future operational and capital requirements of its U.S. and non-U.S. operations. As of January 1, 2017, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no U.S. tax cost has been provided was approximately $1.1 billion. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

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

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Number of common shares—basic	109,478	112,507	112,593
Effect of dilutive securities:
Stock options	640	621	922
Restricted stock awards	195	187	224
Number of common shares—diluted	110,313	113,315	113,739
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	458	607	475

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $29.2 million and $29.9 million as of January 1, 2017 and January 3, 2016, respectively.

Note 9:	Inventories

Inventories as of January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
	(In thousands)
Raw materials	$79,189	$85,100
Work in progress	6,561	5,919
Finished goods	161,097	168,467
Total inventories	$246,847	$259,486

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of January 1, 2017 and January 3, 2016, consisted of the following:

	January 1, 2017	January 3, 2016
	(In thousands)
Land	$4,250	$802
Building and leasehold improvements	162,780	156,035
Machinery and equipment	260,873	244,903
Total property, plant and equipment	427,903	401,740
Accumulated depreciation	(282,409)	(264,176)
Total property, plant and equipment, net	$145,494	$137,564

Depreciation expense on property, plant and equipment for the fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $28.5 million, $28.7 million and $29.0 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
	(In thousands)
Marketable securities	$1,678	$1,586

Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income (loss) in the statements of stockholders’ equity, were not material in fiscal years 2016 and 2015. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of January 1, 2017 and January 3, 2016 consisted of the following:

	Market	Gross Unrealized Holding
	Value	Cost	Gains	(Losses)
		(In thousands)
January 1, 2017
Equity securities	$598	$1,077	$—	$(479)
Fixed-income securities	22	22	—	—
Other	1,058	1,121	—	(63)
	$1,678	$2,220	$—	$(542)
January 3, 2016
Equity securities	$908	$1,299	$—	$(391)
Fixed-income securities	57	57	—	—
Other	621	822	—	(201)
	$1,586	$2,178	$—	$(592)

Note 12:	Goodwill and Intangible Assets, Net

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 4, 2016, its annual impairment date for fiscal year 2016. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20.0% for each reporting unit. The long-term terminal growth rate for the Company’s reporting units was 3.0% for the fiscal year 2016 impairment analysis. The range for the discount rates for the reporting units was 10.5% to 13.2%. Keeping all other variables constant, a 10.0% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As discussed in Note 23, the Company realigned its organization into two new operating segments at the beginning of the fourth quarter of fiscal year 2016. In conjunction with the realignment of its operating segments, the Company also redefined its reporting units based on the new operating segments. Financial information in this report relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect the changes in the Company's operating segments. The Company's segment management reviews the results of the operations one level below its operating segments. The Company has determined that the reporting units that should be used to test goodwill for impairment are environmental health excluding food, food, life sciences and technology, informatics, OneSource, diagnostics excluding cord blood, cord blood and medical imaging. The income approach, specifically the discounted cash flow model, was used to determine the fair values of each of the reporting units in order to allocate goodwill on a relative fair value basis. As a result of the realignment, the Company reallocated goodwill of $125.8 million from its life sciences and technology reporting unit to the diagnostics excluding cord blood reporting unit based on the relative fair value, determined using the income approach, of the applied genomics business as of October 3, 2016.

As of January 2, 2017, the Company's Informatics reporting unit, which had a goodwill balance of $211.0 million, had a fair value that was less than 20% but greater than 10% more than its carrying value. Informatics is at increased risk of an impairment charge given its ongoing weakness due to a highly competitive industry. Despite the increased risk associated with this reporting unit, the Company does not believe there will be a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge.

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2016, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the fiscal year 2016.

    The changes in the carrying amount of goodwill for fiscal years 2016 and 2015 are as follows:

	Diagnostics	Discovery & Analytical Solutions	Consolidated
	(In thousands)
Balance at December 28, 2014	$922,582	$1,321,547	$2,244,129
Foreign currency translation	(15,939)	(38,778)	(54,717)
Acquisitions, earnouts and other	33,496	13,955	47,451
Balance at January 3, 2016	940,139	1,296,724	2,236,863
Foreign currency translation	(11,873)	(16,602)	(28,475)
Acquisitions, earnouts and other	15,764	23,814	39,578
Balance at January 1, 2017	$944,030	$1,303,936	$2,247,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 1, 2017 by category and by business segment were as follows:

	Diagnostics	Discovery & Analytical Solutions	Consolidated
	(In thousands)
Patents	$11,900	$28,001	$39,901
Less: Accumulated amortization	(9,556)	(22,852)	(32,408)
Net patents	2,344	5,149	7,493
Trade names and trademarks	11,523	28,563	40,086
Less: Accumulated amortization	(8,090)	(15,927)	(24,017)
Net trade names and trademarks	3,433	12,636	16,069
Licenses	7,936	49,831	57,767
Less: Accumulated amortization	(7,762)	(38,745)	(46,507)
Net licenses	174	11,086	11,260
Core technology	70,896	233,291	304,187
Less: Accumulated amortization	(49,380)	(184,340)	(233,720)
Net core technology	21,516	48,951	70,467
Customer relationships	123,884	259,419	383,303
Less: Accumulated amortization	(93,720)	(119,342)	(213,062)
Net customer relationships	30,164	140,077	170,241
IPR&D	72,946	5,569	78,515
Less: Accumulated amortization	(960)	(3,445)	(4,405)
Net IPR&D	71,986	2,124	74,110
Net amortizable intangible assets	129,617	220,023	349,640
Non-amortizable intangible assets:
Trade name	—	70,584	70,584
Total	$129,617	$290,607	$420,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 3, 2016 by category and business segment were as follows:

	Diagnostics	Discovery & Analytical Solutions	Consolidated
	(In thousands)
Patents	$11,900	$28,011	$39,911
Less: Accumulated amortization	(8,475)	(21,313)	(29,788)
Net patents	3,425	6,698	10,123
Trade names and trademarks	11,503	28,746	40,249
Less: Accumulated amortization	(7,002)	(13,684)	(20,686)
Net trade names and trademarks	4,501	15,062	19,563
Licenses	7,939	48,226	56,165
Less: Accumulated amortization	(6,942)	(36,029)	(42,971)
Net licenses	997	12,197	13,194
Core technology	71,821	231,004	302,825
Less: Accumulated amortization	(43,182)	(166,471)	(209,653)
Net core technology	28,639	64,533	93,172
Customer relationships	128,604	256,921	385,525
Less: Accumulated amortization	(94,222)	(93,836)	(188,058)
Net customer relationships	34,382	163,085	197,467
IPR&D	78,479	7,200	85,679
Less: Accumulated amortization	(756)	(3,389)	(4,145)
Net IPR&D	77,723	3,811	81,534
Net amortizable intangible assets	149,667	265,386	415,053
Non-amortizable intangible assets:
Trade name	—	70,584	70,584
Total	$149,667	$335,970	$485,637

Total amortization expense related to definite-lived intangible assets was $71.5 million in fiscal year 2016, $76.6 million in fiscal year 2015 and $81.4 million in fiscal year 2014. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $63.1 million in fiscal year 2017, $61.2 million in fiscal year 2018, $49.8 million in fiscal year 2019, $41.1 million in fiscal year 2020, and $28.7 million in fiscal year 2021.

The Company entered into a strategic agreement in fiscal year 2012 under which it acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, the Company paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. During fiscal year 2013, the Company extended the existing agreement for an additional year. In addition, the Company entered into a new agreement to expand the distribution rights to the clinical and other related markets and acquired additional intangible assets. During fiscal year 2013, the Company paid $7.0 million for net intangible assets and $40.3 million for prepaid royalties. During fiscal year 2016, the Company extended the existing agreement for an additional 3 years and expanded the distribution rights to the related markets. During fiscal year 2016, the Company paid $6.0 million for prepaid royalties related to the extension and new agreement. During the fiscal years 2016 and 2015, the Company paid $9.4 million and $9.8 million, respectively, for additional prepaid royalties. The prepaid royalties have been recorded primarily as other long-term assets. The Company expects to pay $7.5 million of additional prepaid royalties within the next twelve months. The Company expenses royalties as revenue is recognized. These intangible assets are being amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company's Discovery & Analytical Solutions segment from the execution date.

Note 13:	Debt

Senior Unsecured Revolving Credit Facility.  On August 11, 2016, the Company terminated its previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five year term and an expansion of borrowing capacity from $700.0 million to $1.0 billion. The new senior unsecured revolving credit facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of January 1, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the new senior unsecured revolving credit facility. As of January 1, 2017, the Company had $988.6 million available for additional borrowing under the facility. The Company uses the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of January 1, 2017, the new senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. As of January 3, 2016, the previous senior unsecured revolving credit facility had an aggregate carrying value of $479.6 million, which was net of $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. As of January 3, 2016, the 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At January 1, 2017, the Company had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. At January 3, 2016, the Company had $38.2 million recorded for these financing lease obligations, of which $1.1 million was recorded as short-term debt and $37.1 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

The following table summarizes the maturities of the Company’s indebtedness as of January 1, 2017:

	Sr. Unsecured Revolving Credit Facility Maturing 2021	5.0% Sr. Notes Maturing 2021	1.875% Sr. Notes Maturing 2026	Financing Lease Obligations	Total
	(In thousands)
2017	$—	$—	$—	$1,172	$1,172
2018	—	—	—	1,367	1,367
2019	—	—	—	1,532	1,532
2020	—	—	—	1,597	1,597
2021	—	500,000	—	1,664	501,664
2022 and thereafter	—	—	527,050	29,742	556,792
Total before unamortized discount and debt issuance costs	—	500,000	527,050	37,074	1,064,124
Unamortized discount and debt issuance costs	(4,260)	(4,167)	(9,271)	—	(17,698)
Total	$(4,260)	$495,833	$517,779	$37,074	$1,046,426

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of January 1, 2017 and January 3, 2016 consisted of the following:

	January 1, 2017	January 3, 2016
	(In thousands)
Payroll and incentives	$61,474	$61,319
Employee benefits	31,039	31,979
Deferred revenue	162,987	163,006
Federal, non-U.S. and state income taxes	8,189	2,882
Other accrued operating expenses	136,011	123,148
Total accrued expenses and other current liabilities	$399,700	$382,334

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $12.8 million in fiscal years 2016 and 2015, and $12.2 million in fiscal year 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans:    The Company has a defined benefit pension plan covering certain U.S. employees and non-U.S. pension plans for certain non-U.S. employees. The principal U.S. defined benefit pension plan was closed to new hires effective January 31, 2001, and benefits for those employed by the Company’s former Life Sciences business were frozen as of that date. Plan benefits were frozen as of March 2003 for those employed by the Company’s former Analytical Instruments business and corporate employees. Plan benefits were frozen as of January 31, 2011 for all remaining employees that were still actively accruing in the plan. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.

Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Service cost	$4,337	$4,332	$4,070
Interest cost	18,638	20,696	23,475
Expected return on plan assets	(24,245)	(26,021)	(25,007)
Curtailment gain	—	(907)	—
Actuarial loss	15,890	12,953	71,700
Amortization of prior service cost	(210)	(238)	(281)
Net periodic pension cost	$14,410	$10,815	$73,957

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 1, 2017 and January 3, 2016.

	January 1, 2017		January 3, 2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$271,127	$300,650	$267,862	$301,416
Change in benefit obligations:
Projected benefit obligations at beginning of year	$276,960	$301,416	$303,809	$327,632
Service cost	2,262	2,075	2,532	1,800
Interest cost	6,205	12,433	7,695	13,001
Benefits paid and plan expenses	(11,940)	(19,424)	(11,100)	(24,127)
Participants’ contributions	209	—	343	—
Business divestiture	(2,955)	—	—	—
Plan curtailments	—	—	(759)	—
Plan settlements	(993)	—	(1,401)	—
Actuarial loss (gain)	38,623	4,150	131	(16,890)
Effect of exchange rate changes	(28,849)	—	(24,290)	—
Projected benefit obligations at end of year	$279,522	$300,650	$276,960	$301,416
Change in plan assets:
Fair value of plan assets at beginning of year	$150,894	$244,693	$156,767	$256,254
Actual return on plan assets	32,581	18,548	3,745	(7,434)
Benefits paid and plan expenses	(11,940)	(19,424)	(11,100)	(24,127)
Employer’s contributions	9,562	—	10,908	20,000
Participants’ contributions	209	—	343	—
Plan settlements	(993)	—	(1,401)	—
Effect of exchange rate changes	(27,032)	—	(8,368)	—
Fair value of plan assets at end of year	153,281	243,817	150,894	244,693
Net liabilities recognized in the consolidated balance sheets	$(126,241)	$(56,833)	$(126,066)	$(56,723)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$12,944	$—	$12,135	$—
Current liabilities	(6,033)	—	(6,261)	—
Noncurrent liabilities	(133,152)	(56,833)	(131,940)	(56,723)
Net liabilities recognized in the consolidated balance sheets	$(126,241)	$(56,833)	$(126,066)	$(56,723)

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(603)	$—	$(932)	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	2.06%	4.06%	2.88%	4.25%
Rate of compensation increase	3.64%	None	3.26%	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	January 1, 2017		January 3, 2016		December 28, 2014
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	2.88%	4.25%	2.75%	4.08%	3.77%	4.77%
Rate of compensation increase	3.26%	None	3.28%	None	3.23%	None
Expected rate of return on assets	5.30%	7.25%	4.60%	7.25%	5.30%	7.25%

The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	January 1, 2017	January 3, 2016
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$139,185	$138,201
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$136,197	$134,858
Fair value of plan assets	—	—

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of January 1, 2017 and January 3, 2016, and target asset allocations for fiscal year 2017 are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 31, 2017		January 1, 2017		January 3, 2016
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	45-55%	40-50%	48%	41%	49%	42%
Debt securities	45-55%	50-60%	51%	59%	50%	58%
Other	0-5%	0-5%	1%	—%	1%	—%
Total	100%	100%	100%	100%	100%	100%

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

For the plans in the United States, the Company adopted the updated projection scale, MP-2015, that was published by the Society of Actuaries in 2015, as of January 3, 2016. The adoption of the updated projection scale resulted in a $6.8 million decrease to the projected benefit obligation as of January 3, 2016. During fiscal year 2016, the Society of Actuaries issued an updated projection scale, MP-2016, which reduced the life expectancy used to determine the projected benefit obligation. The Company adopted MP-2016 as of January 1, 2017. The adoption of the updated projection scale resulted in a $5.5 million decrease to the projected benefit obligation at January 1, 2017. The changes to the projected benefit obligations due to the adoption of the mortality base table and projection scale are included within "Actuarial loss (gain)" in the Change in Benefit Obligations for fiscal years 2016 and 2015 above.

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

The fair values of the Company’s pension plan assets as of January 1, 2017 and January 3, 2016 by asset category, classified in the three levels of inputs described in Note 21 to the consolidated financial statements are as follows:

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,079	$6,079	$—	$—
Equity Securities:
U.S. large-cap	25,523	25,523	—	—
International large-cap value	28,267	28,267	—	—
U.S. small mid-cap	1,756	1,756	—	—
Emerging markets growth	12,144	12,144	—	—
Equity index funds	74,274	—	74,274	—
Domestic real estate funds	1,401	1,401	—	—
Commodity funds	6,854	6,854	—	—
Fixed income securities:
Non-U.S. Treasury Securities	22,059	—	22,059	—
Corporate and U.S. debt instruments	133,406	35,971	97,435	—
Corporate bonds	23,906	—	23,906	—
High yield bond funds	5,636	5,636	—	—
Other types of investments:
Multi-strategy hedge funds	23,790	—	—	23,790
Non-U.S. government index linked bonds	32,003	—	32,003	—
Total assets measured at fair value	$397,098	$123,631	$249,677	$23,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$2,890	$2,890	$—	$—
Equity Securities:
U.S. large-cap	30,357	30,357	—	—
International large-cap value	26,686	26,686	—	—
Emerging markets growth	10,600	10,600	—	—
Equity index funds	74,974	—	74,974	—
Domestic real estate funds	2,735	2,735	—	—
Commodity funds	8,128	8,128	—	—
Fixed income securities:
Non-U.S. Treasury Securities	21,531	—	21,531	—
Corporate and U.S. debt instruments	137,117	28,746	108,371	—
Corporate bonds	23,871	—	23,871	—
High yield bond funds	3,324	3,324	—	—
Other types of investments:
Multi-strategy hedge funds	23,415	—	—	23,415
Venture capital funds	1	—	—	1
Non-U.S. government index linked bonds	29,958	—	29,958	—
Total assets measured at fair value	$395,587	$113,466	$258,705	$23,416

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at January 1, 2017 compared to January 3, 2016. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

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

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2016, 2015 and 2014 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 29, 2013	$8	$22,689	$22,697
Unrealized (losses) gains	(7)	643	636
Balance at December 28, 2014	1	23,332	23,333
Unrealized gains	—	83	83
Balance at January 3, 2016	1	23,415	23,416
Realized losses	(1)	—	(1)
Unrealized gains	—	375	375
Balance at January 1, 2017	$—	$23,790	$23,790

With respect to plans outside of the United States, the Company expects to contribute $7.6 million in the aggregate during fiscal year 2017. During fiscal year 2016, the Company contributed $9.6 million, in the aggregate, to pension plans outside of the United States. During fiscal year 2015, the Company made contributions of $14.9 million, in the aggregate, to plans outside of the United States and $20.0 million to its defined benefit pension plan in the United States. During fiscal year 2014, the Company contributed $11.2 million, in the aggregate, to plans outside of the United States.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2017	$10,147	$18,406
2018	10,474	18,559
2019	10,839	18,651
2020	11,232	18,775
2021	11,749	19,103
2022-2026	62,667	96,349

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 1, 2017 and January 3, 2016, the projected benefit obligations were $21.8 million and $21.5 million, respectively. Assets with a fair value of $1.1 million and $0.6 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of January 1, 2017 and January 3, 2016, respectively. Pension expenses and income for this plan netted to expense of $1.6 million in fiscal year 2016, income of $1.6 million in fiscal year 2015 and expense of $4.8 million in fiscal year 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement medical benefit (credit) cost included the following components for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Service cost	$101	$108	$95
Interest cost	142	143	155
Expected return on plan assets	(1,035)	(1,062)	(964)
Actuarial loss (gain)	(539)	971	(384)
Net periodic postretirement medical benefit (credit) cost	$(1,331)	$160	$(1,098)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of January 1, 2017 and January 3, 2016.

	January 1, 2017	January 3, 2016
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$907	$1,033
Active employees eligible to retire	423	424
Other active employees	2,031	2,119
Accumulated benefit obligations at beginning of year	3,361	3,576
Service cost	101	108
Interest cost	142	143
Benefits paid	(145)	(158)
Actuarial gain	(329)	(308)
Change in accumulated benefit obligations during the year	(231)	(215)
Retirees	804	907
Active employees eligible to retire	379	423
Other active employees	1,948	2,031
Accumulated benefit obligations at end of year	$3,131	$3,361
Change in plan assets:
Fair value of plan assets at beginning of year	$14,353	$14,728
Actual return on plan assets	1,100	(375)
Fair value of plan assets at end of year	$15,453	$14,353
Net assets recognized in the consolidated balance sheets	$12,322	$10,992

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$12,322	$10,992
Net assets recognized in the consolidated balance sheets	$12,322	$10,992

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—
Net amounts recognized in accumulated other comprehensive income	$—	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	4.11%	4.34%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net cost during the year are as follows:

	January 1, 2017	January 3, 2016	December 28, 2014
Discount rate	4.34%	4.10%	4.77%
Expected rate of return on assets	7.25%	7.25%	7.25%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The fair values of the Company’s plan assets at January 1, 2017 and January 3, 2016 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$319	$319	$—	$—
Equity Securities:
U.S. large-cap	1,618	1,618	—	—
International large-cap value	1,792	1,792	—	—
U.S. small mid-cap	111	111	—	—
Emerging markets growth	770	770	—	—
Domestic real estate funds	89	89	—	—
Commodity funds	434	434	—	—
Fixed income securities:
Corporate debt instruments	8,456	2,280	6,176	—
High yield bond funds	356	356	—	—
Other types of investments:
Multi-strategy hedge funds	1,508	—	—	1,508
Total assets measured at fair value	$15,453	$7,769	$6,176	$1,508

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$133	$133	$—	$—
Equity Securities:
U.S. large-cap	1,781	1,781	—	—
International large-cap value	1,566	1,566	—	—
Emerging markets growth	622	622	—	—
Domestic real estate funds	160	160	—	—
Commodity funds	477	477	—	—
Fixed income securities:
Corporate debt instruments	8,045	1,687	6,358	—
High yield bond funds	195	195	—	—
Other types of investments:
Multi-strategy hedge funds	1,374	—	—	1,374
Total assets measured at fair value	$14,353	$6,621	$6,358	$1,374

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2016, 2015 and 2014 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Multi-strategy Hedge Funds
(In thousands)
Balance at December 29, 2013	$1,217
Unrealized gains	124
Balance at December 28, 2014	1,341
Unrealized gains	33
Balance at January 3, 2016	1,374
Unrealized gains	134
Balance at January 1, 2017	$1,508

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2017	$152
2018	159
2019	166
2020	173
2021	184
2022-2026	1,057

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections, with the exception of Company 401(k) excess contributions for eligible participants, for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions by the Company. The obligations related to the deferred compensation plan totaled $0.9 million at January 1, 2017 and $1.2 million at January 3, 2016.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.9 million and $11.8 million as of January 1, 2017 and January 3, 2016, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. During fiscal year 2014, the Company recorded a benefit of $2.3 million for cost reimbursements related to a particular site for monitoring and mitigation activities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 1, 2017 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

A summary of warranty reserve activity for the fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014 is as follows:

(In thousands)
Balance at December 29, 2013	$9,643
Provision charged to income	15,995
Payments	(15,634)
Adjustments to previously provided warranties, net	73
Foreign currency translation and acquisitions	(484)
Balance at December 28, 2014	9,593
Provision charged to income	15,792
Payments	(14,936)
Adjustments to previously provided warranties, net	(146)
Foreign currency translation and acquisitions	(460)
Balance at January 3, 2016	9,843
Provision charged to income	14,901
Payments	(14,749)
Adjustments to previously provided warranties, net	(850)
Foreign currency translation and acquisitions	(133)
Balance at January 1, 2017	$9,012

Note 18:	Stock Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2016, 2015 and 2014:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Cost of product and service revenue	$1,031	$1,272	$1,380
Research and development expenses	902	526	484
Selling, general and administrative expenses	15,225	15,480	12,193
Total stock-based compensation expense	$17,158	$17,278	$14,057

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $10.5 million in fiscal year 2016, $5.8 million in fiscal year 2015 and $5.4 million in fiscal year 2014. Stock-based compensation costs capitalized as part of inventory were $0.3 million and $0.2 million as of January 1, 2017 and January 3, 2016, respectively. The excess tax benefit recognized from stock compensation, classified as a financing cash activity, was $2.4 million in fiscal year 2015.

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

	January 1, 2017	January 3, 2016	December 28, 2014
Risk-free interest rate	1.7%	1.3%	1.5%
Expected dividend yield	0.6%	0.6%	0.7%
Expected lives	5 years	5 years	5 years
Expected stock volatility	25.2%	26.5%	30.9%

The following table summarizes stock option activity for the fiscal year ended January 1, 2017:

	January 1, 2017
	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	2,372	$33.12
Granted	607	44.79
Exercised	(576)	25.04
Canceled	(1)	12.95
Forfeited	(115)	45.50
Outstanding at end of year	2,287	$37.64
Exercisable at end of year	1,342	$32.46

The aggregate intrinsic value for stock options outstanding at January 1, 2017 was $33.4 million with a weighted-average remaining contractual term of 3.9 years. The aggregate intrinsic value for stock options exercisable at January 1, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $26.5 million with a weighted-average remaining contractual term of 2.6 years. At January 1, 2017, there were 2.3 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $33.4 million and a weighted-average remaining contractual term of 3.9 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2016, 2015 and 2014 was $10.20, $11.02, and $11.86, respectively. The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $16.6 million, $25.9 million, and $22.0 million, respectively. Cash received from option exercises for fiscal years 2016, 2015 and 2014 was $14.4 million, $14.9 million, and $24.5 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $4.4 million in fiscal year 2016, $4.1 million in fiscal year 2015 and $4.9 million in fiscal year 2014.

There was $5.6 million of total unrecognized compensation cost related to nonvested stock options granted as of January 1, 2017. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units to certain employees and non-employee directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. The fair value of the award at the time of the grant is expensed on a straight line basis primarily in selling, general and administrative expenses over the vesting period, which is generally 3 years. These awards were granted under the Company’s 2009 Plan. Recipients of the restricted stock have the right to vote such shares and receive dividends.

The following table summarizes restricted stock award activity for the fiscal year ended January 1, 2017:

	January 1, 2017
	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	502	$42.61
Granted	296	47.60
Vested	(214)	39.23
Forfeited	(63)	45.52
Nonvested at end of year	521	$46.48

The fair value of restricted stock awards vested during fiscal years 2016, 2015 and 2014 was $8.4 million, $7.8 million, and $7.1 million, respectively. The total compensation expense recognized related to the restricted stock awards was $9.3 million in fiscal year 2016, $8.4 million in fiscal year 2015 and $6.8 million in fiscal year 2014.

As of January 1, 2017, there was $12.4 million of total unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 72,164 performance units, 66,509 performance units, and 79,463 performance units during fiscal years 2016, 2015 and 2014, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2016, 2015 and 2014 was $42.79, $46.83, and $42.84, respectively. During fiscal years 2016, 2015 and 2014, 19,584, 8,860 and 35,954 performance units were forfeited, respectively. The total compensation expense related to performance units was $2.7 million, $4.0 million, and $1.6 million for fiscal years 2016, 2015 and 2014, respectively. As of January 1, 2017, there were 190,700 performance units outstanding subject to forfeiture, with a corresponding liability of $6.1 million recorded in accrued expenses and long-term liabilities.

Stock Awards:    The Company’s stock award program provides non-employee directors an annual equity award. For fiscal years 2016, 2015 and 2014 the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee directors who

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

serve for only a portion of the year. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2016, 2015 and 2014, each non-employee director was awarded 1,821 shares, 1,953 shares, and 2,373 shares, respectively. The Company also granted 2,672 shares to new non-employee directors during fiscal year 2016. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2016, 2015 and 2014 was $54.58, $51.01, and $42.14, respectively. In each of fiscal years 2016, 2015 and 2014, the total compensation expense recognized related to these stock awards was $0.8 million.

Employee Stock Purchase Plan:

In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2016, the Company issued 49,578 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $49.67 per share. During fiscal year 2015, the Company issued 78,294 shares under this plan at a weighted-average price of $47.08 per share. During fiscal year 2014, the Company issued 60,870 shares under this plan at a weighted-average price of $41.71 per share. At January 1, 2017 there remains available for sale to employees an aggregate of 0.9 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 19:	Stockholders’ Equity

Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 29, 2013	$76,283	$1,429	$(121)	$77,591
Current year change	(52,951)	146	14	(52,791)
Balance, December 28, 2014	23,332	1,575	(107)	24,800
Current year change	(70,178)	(316)	(262)	(70,756)
Balance, January 3, 2016	(46,846)	1,259	(369)	(45,956)
Current year change	(54,077)	(860)	32	(54,905)
Balance, January 1, 2017	$(100,923)	$399	$(337)	$(100,861)

During fiscal years 2016, 2015 and 2014, pre-tax income of $0.9 million, pre-tax expense of $0.3 million, and pre-tax income of $0.1 million, respectively, were reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic benefit cost.

Stock Repurchases:
On October 23, 2014, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 27, 2016, the Board authorized the Company to immediately terminate the Repurchase Program and further authorized the Company to repurchase up to 8.0 million shares of common stock under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the fiscal year 2016, the Company repurchased 3.2 million shares of common stock in the open market at an aggregate cost of $148.2 million, including commissions, under the Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of January 1, 2017, 8.0 million shares remained available for repurchase under the New Repurchase Program.

The Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During fiscal year 2016, the Company repurchased 75,198 shares of common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock for this purpose at an aggregate cost of $3.6 million. During fiscal year 2015, the Company repurchased 95,129 shares of common stock for this purpose at an aggregate cost of $4.4 million. During fiscal year 2014, the Company repurchased 98,269 shares of common stock for this purpose at an aggregate cost of $4.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2016 and 2015. At January 1, 2017, the Company has accrued $7.7 million for dividends declared on October 26, 2016 for the fourth quarter of fiscal year 2016 that was paid in February 2017. On January 27, 2017, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2017 that will be payable in May 2017. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the British Pound, Euro, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $137.5 million at January 1, 2017, $127.3 million at January 3, 2016, and $95.0 million at December 28, 2014, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2016, 2015 and 2014.

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

As of January 1, 2017, the outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €58.6 million, combined U.S. Dollar notional amounts of $8.7 million and combined Swedish Krona notional amounts of kr969.5 million. The combined Euro notional amounts of these outstanding hedges was €107.4 million as of January 3, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the fiscal years 2016 and 2015. The Company paid $1.9 million and received $18.7 million during the fiscal years 2016 and 2015, respectively, from the settlement of these hedges.

During fiscal year 2016, the Company entered into a series of foreign currency forward contracts with a notional amount of €492.3 million to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets the translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during the third quarter of 2016 and the Company recorded a net realized foreign exchange gain in AOCI amounting to $1.8 million during fiscal year 2016.

During the fiscal year 2016, in connection with the issuance of the 2026 Notes, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges will be included in the foreign currency translation component of AOCI, which will offset translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of January 1, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.8 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $23.8 million for the fiscal year 2016 .

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive (loss) income into interest and other expense, net within the next twelve months.

Note 21:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 1, 2017.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2016 and 2015. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of January 1, 2017 and January 3, 2016 classified in one of the three classifications described above:

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,678	$1,678	$—	$—
Foreign exchange derivative assets	1,208	—	1,208	—
Foreign exchange derivative liabilities	(1,370)	—	(1,370)	—
Contingent consideration	(63,201)	—	—	(63,201)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at January 3, 2016 Using:
	Total Carrying Value at January 3, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,586	$1,586	$—	$—
Foreign exchange derivative assets	2,659	—	2,659	—
Foreign exchange derivative liabilities, net	(442)	—	(442)	—
Contingent consideration	(57,350)	—	—	(57,350)

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

Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both January 1, 2017 and January 3, 2016, none of the master netting arrangements involved collateral.

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

During fiscal year 2015, the Company acquired all the shares of Vanadis. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The key assumptions used to determine the fair value of the contingent consideration included projected milestone dates of 2016 to 2019, discount rates ranging from 3.1% to 11.3%, conditional probabilities of success of each individual milestone ranging from 85% to 95% and cumulative probabilities of success for each individual milestone ranging from 53% to 90%. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the fiscal year 2016, the Company updated the fair value of the contingent consideration and recorded a liability of $63.2 million as of January 1, 2017. The key assumptions used to determine the fair value of the contingent consideration as of January 1, 2017 included projected milestone dates of 2017 to 2019, discount rates ranging from 1.9% to 8.5%, conditional probabilities of success of each individual milestone ranging from 90% to 95% and cumulative probabilities of success for each individual milestone ranging from 65.8% to 95%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 1, 2017, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $84.6 million. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 3 years from the respective acquisition dates, and the remaining weighted average expected earnout period at January 1, 2017 was 1.75 years.

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

(In thousands)
Balance at December 29, 2013	$(4,926)
Additions	—
Amounts paid and foreign currency translation	2,074
Change in fair value (included within selling, general and administrative expenses)	2,761
Balance at December 28, 2014	(91)
Additions	(57,353)
Amounts paid and foreign currency translation	113
Change in fair value (included within selling, general and administrative expenses)	(19)
Balance at January 3, 2016	(57,350)
Additions	—
Amounts paid and foreign currency translation	332
Reclassified to other current liabilities for milestone achieved	10,000
Change in fair value (included within selling, general and administrative expenses)	(16,183)
Balance at January 1, 2017	$(63,201)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.

As of January 1, 2017, the Company’s new senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had no outstanding borrowings. As of January 3, 2016, the Company's previous senior unsecured revolving credit facility had $482.0 million of borrowings outstanding, which excluded $2.4 million unamortized debt issuance costs and letters of credit. The interest rate on the Company’s new senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2016. Consequently, the borrowing value of the current year and prior year credit facilities approximate fair value and would be classified as Level 2.

The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs as of January 1, 2017. The 2021 Notes had an aggregate carrying value of $495.1 million, net of $2.0 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs as of January 3, 2016. The 2021 Notes had a fair value of $539.2 million and $518.9 million as of January 1, 2017 and January 3, 2016, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs as of January 1, 2017. The 2026 Notes had a fair value of €507.5 million as of January 1, 2017. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.

The Company's financing lease obligations had an aggregate carrying value of $37.1 million and $38.2 million as of January 1, 2017 and January 3, 2016, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.

As of January 1, 2017, the 2021 Notes, 2026 Notes and financing lease obligations were classified as Level 2.

As of January 1, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2016, 2015 and 2014 amounted to $52.0 million, $52.4 million, and $52.8 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $49.8 million in fiscal year 2017, $33.9 million in fiscal year 2018, $26.0 million in fiscal year 2019, $20.8 million in fiscal year 2020, $16.3 million in fiscal year 2021 and $52.1 million in fiscal year 2022 and thereafter.

On August 22, 2013, the Company sold one of its facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, the Company entered into a lease agreement to lease back the property for its continued use. The lease has an initial term of 15 years and the Company has the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and at the transaction date the Company had deferred $26.5 million of gains which are being amortized in operating expenses over the initial lease term of 15 years. The Company amortized $1.8 million of the deferred gains related to the lease during each of the fiscal years 2016, 2015 and 2014. The deferred gains remaining to be amortized were $20.6 million at January 1, 2017, of which $1.8 million was recorded in accrued expenses and other current liabilities, and $18.8 million was recorded in long-term liabilities. The deferred gains remaining to be amortized were $22.3 million at January 3, 2016, of which $1.8 million was recorded in accrued expenses and other current liabilities, and $20.5 million was recorded in long-term liabilities.

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

Effective October 3, 2016, the Company realigned its businesses to better position the Company to grow in attractive end markets and expand share with the Company's core product offerings. Diagnostics became a standalone operating segment and the Company formed a new operating segment, Discovery & Analytical Solutions. The results reported for fiscal year 2016 reflect this new alignment of the Company's operating segments. Financial information in this report relating to fiscal years 2015 and 2014 has been retrospectively adjusted to reflect this change to the Company's operating segments.

The principal products and services of the Company's two operating segments are:

•	Discovery & Analytical Solutions. Provides products and services targeted towards the environmental, industrial, food, life sciences research and laboratory services markets.

•
Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, emerging market diagnostics and applied genomics markets. The Diagnostics segment serves the diagnostics market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below for the fiscal years ended:

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$934,098	$968,034	$944,446
Service revenue	578,886	560,385	539,694
Total revenue	1,512,984	1,528,419	1,484,140
Operating income from continuing operations(1)	207,487	173,668	162,074
Diagnostics
Product revenue	462,798	427,068	428,290
Service revenue	139,735	149,336	157,450
Total revenue	602,533	576,404	585,740
Operating income from continuing operations	138,909	135,572	124,610
Corporate
Operating loss from continuing operations(2)(3)	(63,330)	(58,314)	(121,677)
Continuing Operations
Product revenue	1,396,896	1,395,102	1,372,736
Service revenue	718,621	709,721	697,144
Total revenue	2,115,517	2,104,823	2,069,880
Operating income from continuing operations	283,066	250,926	165,007
Interest and other expense, net (see Note 5)	38,998	42,119	41,139
Income from continuing operations before income taxes	$244,068	$208,807	$123,868
____________________________

(1)	Legal costs for a particular case in the Discovery & Analytical Solutions segment were $0.8 million for fiscal year 2015.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax loss of $15.3 million in fiscal year 2016, a pre-tax loss of $12.4 million in fiscal year 2015, and pre-tax loss of $75.4 million in fiscal year 2014.

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

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended January 1, 2017:

	Depreciation and Amortization Expense			Capital Expenditures
	January 1, 2017	January 3, 2016	December 28, 2014	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)			(In thousands)
Discovery & Analytical Solutions	$72,484	$74,177	$72,288	$21,486	$18,175	$18,234
Diagnostics	25,339	29,728	36,146	8,556	6,854	7,196
Corporate	2,149	1,459	2,031	1,660	3,189	1,722
Continuing operations	$99,972	$105,364	$110,465	$31,702	$28,218	$27,152
Discontinued operations	$6,266	$6,643	$6,610	$1,302	$1,414	$2,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Discovery & Analytical Solutions	$2,612,757	$2,546,583	$2,614,911
Diagnostics	1,505,381	1,459,854	1,343,110
Corporate	31,171	28,497	28,482
Current and long-term assets of discontinued operations	127,374	131,361	141,073
Total assets	$4,276,683	$4,166,295	$4,127,576

The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended January 1, 2017 and net long-lived assets based on physical location as of January 1, 2017 and January 3, 2016:

	Revenue
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
U.S.	$842,364	$854,336	$794,568
International:
China	336,728	296,908	257,669
United Kingdom	65,904	69,081	81,127
Germany	89,839	86,632	88,071
Italy	70,948	71,225	80,834
France	71,104	70,665	77,637
Japan	65,980	69,381	90,284
Other international	572,650	586,595	599,690
Total international	1,273,153	1,250,487	1,275,312
Total sales	$2,115,517	$2,104,823	$2,069,880

	Net Long-Lived Assets
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
U.S.	$182,186	$165,827	$161,430
International:
China	36,458	34,494	36,951
United Kingdom	14,638	14,244	12,155
Finland	12,295	12,203	12,758
Singapore	6,820	7,679	7,041
Netherlands	4,162	3,835	3,614
Italy	3,398	2,958	4,142
Sweden	2,645	1,247	742
Other international	12,448	10,539	12,871
Total international	92,864	87,199	90,274
Total net long-lived assets	$275,050	$253,026	$251,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
	(In thousands, except per share data)
January 1, 2017
Revenue	$498,016	$536,242	$514,489	$566,770	$2,115,517
Gross profit	235,086	253,554	248,550	276,163	1,013,353
Restructuring and contract termination charges, net	—	4,468	656	—	5,124
Operating income from continuing operations	60,577	66,266	75,781	80,442	283,066
Income from continuing operations before income taxes	49,491	60,873	64,518	69,186	244,068
Income from continuing operations	41,744	57,756	53,917	62,289	215,706
Income from discontinued operations and dispositions	5,722	6,101	4,210	2,560	18,593
Net income	47,466	63,857	58,127	64,849	234,299
Basic earnings per share:
Income from continuing operations	$0.38	$0.53	$0.49	$0.57	$1.97
Income from discontinued operations and dispositions	0.05	0.06	0.04	0.02	0.17
Net income	0.43	0.59	0.53	0.59	2.14
Diluted earnings per share:
Income from continuing operations	$0.38	$0.53	$0.49	$0.57	$1.96
Income from discontinued operations and dispositions	0.05	0.06	0.04	0.02	0.17
Net income	0.43	0.58	0.53	0.59	2.12
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

January 3, 2016
Revenue	$484,143	$525,268	$525,509	$569,903	$2,104,823
Gross profit	219,206	237,923	239,371	267,731	964,231
Restructuring and contract termination charges, net	—	4,910	(115)	8,752	13,547
Operating income from continuing operations	46,771	59,543	67,389	77,223	250,926
Income from continuing operations before income taxes	37,350	48,700	55,445	67,312	208,807
Income from continuing operations	33,108	43,166	49,119	63,392	188,785
Income from discontinued operations and dispositions	7,226	5,808	5,744	4,862	23,640
Net income	40,334	48,974	54,863	68,254	212,425
Basic earnings per share:
Income from continuing operations	$0.29	$0.38	$0.44	$0.57	$1.68
Income from discontinued operations and dispositions	0.06	0.05	0.05	0.04	0.21
Net income	0.36	0.43	0.49	0.61	1.89
Diluted earnings per share:
Income continuing operations	$0.29	$0.38	$0.43	$0.56	$1.67
Income from discontinued operations and dispositions	0.06	0.05	0.05	0.04	0.21
Net income	0.36	0.43	0.48	0.61	1.87
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

____________________________

(1)
The fourth quarter of fiscal year 2016 includes a pre-tax loss of $15.3 million as a result of the mark-to-market adjustment on postretirement benefit plans. The fourth quarter of fiscal year 2015 includes a pre-tax loss of $12.4 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of January 1, 2017, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PerkinElmer, Inc.
Waltham, Massachusetts

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 1, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2017 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2017

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 25, 2017 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended January 1, 2017

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended January 1, 2017

Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 1, 2017

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 1, 2017

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

2.2(1)
Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc., filed with the Commission on December 22, 2016 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

3.1	PerkinElmer, Inc.'s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.'s Amended and Restated By-laws, filed with the Commission on July 27, 2016 as Exhibit 3.2 to our current report on Form 8-K and herein incorporated by reference.

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
4.5
Third Supplemental Indenture, dated as of July 19, 2016, among PerkinElmer, Inc., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, filed with the Commission on July 19, 2016 as Exhibit 4.2 to our current report on Form 8-K and herein incorporated by reference.

4.6
Paying Agency Agreement, dated July 19, 2016, between the Company, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar, filed with the Commission on July 19, 2016 as Exhibit 4.3 to our current report on Form 8-K and herein incorporated by reference.

10.1
Credit Agreement, dated as of August 11, 2016, among PerkinElmer, Inc., Wallac Oy, and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders party thereto, filed with the Commission on August 12, 2016 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

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

(3) Employment Agreement by and between Frank A. Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(4) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K and herein incorporated by reference:

	Executive Officer	Date
	Joel S. Goldberg Frank A. Wilson	December 3, 2010 December 21, 2010

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

(8) Employment Agreement between Daniel R. Tereau and PerkinElmer, Inc. dated as of February 1, 2016, filed with the Commission on March 1, 2016 as Exhibit 10.2(8) to our annual report on Form 10-K and herein incorporated by reference.

(9) Employment Agreement between Deborah A. Butters and PerkinElmer, Inc. dated as of July 11, 2016, filed with the Commission on November 8, 2016 as Exhibit 10.2(9) to our quarterly report on Form 10-Q and herein incorporated by reference.

(10) Employment Agreement between Prahlad Singh and PerkinElmer, Inc. dated as of October 3, 2016, attached hereto as Exhibit 10.2(10).

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

10.19*	Form of 162(m)-compliant Restricted Stock Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.19.

10.20*	Form of 162(m)-compliant Restricted Stock Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.20.

10.21*	Form of 162(m)-compliant Restricted Stock Unit Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.21.

10.22*	Form of 162(m)-compliant Restricted Stock Unit Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.22.

10.23*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.24*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

10.25*
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 1, 2017, (ii) Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 1, 2017, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 1, 2017, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 1, 2017, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 1, 2017

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended December 28, 2014	$28,143	$9,447	$(4,125)	$(608)	$32,857
Year ended January 3, 2016	32,857	3,564	(5,709)	(846)	29,866
Year ended January 1, 2017	29,866	5,346	(5,499)	(501)	29,212
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions, discontinued operations and foreign exchange movements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 28, 2017
	Robert F. Friel	and President (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 28, 2017
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 28, 2017
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 28, 2017
	Robert F. Friel	and President (Principal Executive Officer)
By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 28, 2017
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)
By:	/S/ ANDREW OKUN	Vice President and	February 28, 2017
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)
By:	/S/ PETER BARRETT	Director	February 28, 2017
Peter Barrett
By:	/S/ SAMUEL R. CHAPIN	Director	February 28, 2017
Samuel R. Chapin
By:	/S/ SYLVIE GRÉGOIRE, PharmD	Director	February 28, 2017
Sylvie Grégoire, PharmD
By:	/S/ NICHOLAS A. LOPARDO	Director	February 28, 2017
Nicholas A. Lopardo
By:	/S/ ALEXIS P. MICHAS	Director	February 28, 2017
Alexis P. Michas
By:	/S/ VICKI L. SATO, PhD	Director	February 28, 2017
Vicki L. Sato, PhD
By:	/S/ KENTON J. SICCHITANO	Director	February 28, 2017
Kenton J. Sicchitano
By:	/S/ PATRICK J. SULLIVAN	Director	February 28, 2017
Patrick J. Sullivan
By:	/S/ FRANK WITNEY, PhD	Director	February 28, 2017
Frank Witney, PhD

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)
Share Purchase Agreement, dated November 21, 2014, by and among Valedo Partners Fund I AB, the Other Sellers party thereto and PerkinElmer Holding Luxembourg S.à.r.l., filed with the Commission on November 28, 2014 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

2.2(1)
Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc., filed with the Commission on December 22, 2016 as Exhibit 2.1 to our current report on Form 8-K and herein incorporated by reference.

3.1	PerkinElmer, Inc.'s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q and herein incorporated by reference.

3.2	PerkinElmer, Inc.'s Amended and Restated By-laws, filed with the Commission on July 27, 2016 as Exhibit 3.2 to our current report on Form 8-K and herein incorporated by reference.

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

4.5
Third Supplemental Indenture, dated as of July 19, 2016, among PerkinElmer, Inc., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, filed with the Commission on July 19, 2016 as Exhibit 4.2 to our current report on Form 8-K and herein incorporated by reference.

4.6
Paying Agency Agreement, dated July 19, 2016, between the Company, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar, filed with the Commission on July 19, 2016 as Exhibit 4.3 to our current report on Form 8-K and herein incorporated by reference.

10.1
Credit Agreement, dated as of August 11, 2016, among PerkinElmer, Inc., Wallac Oy, and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders party thereto, filed with the Commission on August 12, 2016 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference.

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

(3) Employment Agreement by and between Frank A. Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K and herein incorporated by reference;

(4) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K and herein incorporated by reference:

	Executive Officer	Date

Exhibit No.	Exhibit Title
	Joel S. Goldberg Frank A. Wilson	December 3, 2010 December 21, 2010

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

(8) Employment Agreement between Daniel R. Tereau and PerkinElmer, Inc. dated as of February 1, 2016, filed with the Commission on March 1, 2016 as Exhibit 10.2(8) to our annual report on Form 10-K and herein incorporated by reference.

(9) Employment Agreement between Deborah A. Butters and PerkinElmer, Inc. dated as of July 11, 2016, filed with the Commission on November 8, 2016 as Exhibit 10.2(9) to our quarterly report on Form 10-Q and herein incorporated by reference.

(10) Employment Agreement between Prahlad Singh and PerkinElmer, Inc. dated as of October 3, 2016, attached hereto as Exhibit 10.2(10).

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

10.19*	Form of 162(m)-compliant Restricted Stock Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.19.

10.20*	Form of 162(m)-compliant Restricted Stock Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.20.

10.21*	Form of 162(m)-compliant Restricted Stock Unit Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.21.

10.22*	Form of 162(m)-compliant Restricted Stock Unit Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, attached hereto as Exhibit 10.22.

10.23*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K and herein incorporated by reference.

10.24*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K and herein incorporated by reference.

10.25*
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 1, 2017, (ii) Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 1, 2017, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 1, 2017, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 1, 2017, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.