Form 10-Q
period 2017-04-02
PERKINELMER INC
filed 2017-05-09
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2017, there were outstanding 110,039,013 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands, except per share data)
Product revenue	$333,714	$324,353
Service revenue	180,401	173,663
Total revenue	514,115	498,016
Cost of product revenue	163,169	154,828
Cost of service revenue	111,335	108,102
Total cost of revenue	274,504	262,930
Selling, general and administrative expenses	145,093	144,538
Research and development expenses	33,288	29,971
Restructuring and contract termination charges, net	9,651	—
Operating income from continuing operations	51,579	60,577
Interest and other expense, net	11,596	11,086
Income from continuing operations before income taxes	39,983	49,491
Provision for income taxes	3,921	7,747
Income from continuing operations	36,062	41,744
Income from discontinued operations before income taxes	3,759	8,190
Loss on disposition of discontinued operations before income taxes	—	(3)
Provision for income taxes on discontinued operations and dispositions	1,218	2,465
Income from discontinued operations and dispositions	2,541	5,722
Net income	$38,603	$47,466
Basic earnings per share:
Income from continuing operations	$0.33	$0.38
Income from discontinued operations and dispositions	0.02	0.05
Net income	$0.35	$0.43
Diluted earnings per share:
Income from continuing operations	$0.33	$0.38
Income from discontinued operations and dispositions	0.02	0.05
Net income	$0.35	$0.43
Weighted average shares of common stock outstanding:
Basic	109,468	110,409
Diluted	110,204	111,195
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Net income	$38,603	$47,466
Other comprehensive income:
Foreign currency translation adjustments	19,208	31,567
Unrealized gains on securities, net of tax	23	32
Other comprehensive income	19,231	31,599
Comprehensive income	$57,834	$79,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2017	January 1, 2017
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$288,329	$359,265
Accounts receivable, net	411,084	425,588
Inventories	264,633	246,847
Other current assets	96,796	99,246
Current assets of discontinued operations	55,737	58,985
Total current assets	1,116,579	1,189,931
Property, plant and equipment:
At cost	449,306	427,903
Accumulated depreciation	(295,369)	(282,409)
Property, plant and equipment, net	153,937	145,494
Intangible assets, net	455,128	420,224
Goodwill	2,332,533	2,247,966
Other assets, net	215,996	204,679
Long-term assets of discontinued operations	66,328	68,389
Total assets	$4,340,501	$4,276,683
Current liabilities:
Current portion of long-term debt	$2,187	$1,172
Accounts payable	158,118	168,033
Accrued restructuring and contract termination charges	11,530	7,479
Accrued expenses and other current liabilities	397,814	399,700
Current liabilities of discontinued operations	30,959	26,971
Total current liabilities	600,608	603,355
Long-term debt	1,052,677	1,045,254
Long-term liabilities	462,965	459,544
Long-term liabilities of discontinued operations	15,264	14,960
Total liabilities	2,131,514	2,123,113
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 109,859,000 shares and 109,617,000 shares at April 2, 2017 and at January 1, 2017, respectively	109,859	109,617
Capital in excess of par value	31,148	26,130
Retained earnings	2,149,610	2,118,684
Accumulated other comprehensive loss	(81,630)	(100,861)
Total stockholders’ equity	2,208,987	2,153,570
Total liabilities and stockholders’ equity	$4,340,501	$4,276,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Operating activities:
Net income	$38,603	$47,466
Income from discontinued operations and dispositions, net of income taxes	(2,541)	(5,722)
Income from continuing operations	36,062	41,744
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	9,651	—
Depreciation and amortization	24,747	25,395
Stock-based compensation	4,926	3,846
Change in fair value of contingent consideration	811	1,322
Amortization of deferred debt financing costs and accretion of discount	585	356
Amortization of acquired inventory revaluation	2,176	131
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	25,093	16,747
Inventories	(6,837)	(16,959)
Accounts payable	(13,883)	1,613
Accrued expenses and other	(42,129)	(47,908)
Net cash provided by operating activities of continuing operations	41,202	26,287
Net cash provided by operating activities of discontinued operations	12,534	5,753
Net cash provided by operating activities	53,736	32,040
Investing activities:
Capital expenditures	(5,981)	(7,659)
Proceeds from disposition of businesses	—	1,000
Changes in restricted cash balances	15,153	—
Activity related to acquisitions, net of cash and cash equivalents acquired	(123,578)	(10,484)
Net cash used in investing activities of continuing operations	(114,406)	(17,143)
Net cash used in investing activities of discontinued operations	(280)	(149)
Net cash used in investing activities	(114,686)	(17,292)
Financing activities:
Payments on borrowings	(145,950)	(75,000)
Proceeds from borrowings	146,952	183,000
Settlement of cash flow hedges	(1,569)	2,630
Net payments on other credit facilities	(287)	(275)
Payments for acquisition-related contingent consideration	(8,940)	(93)
Proceeds from issuance of common stock under stock plans	4,627	1,238
Purchases of common stock	(3,127)	(151,159)
Dividends paid	(7,673)	(7,843)
Net cash used in financing activities of continuing operations	(15,967)	(47,502)
Net cash used in financing activities of discontinued operations	(214)	(193)
Net cash used in financing activities	(16,181)	(47,695)
Effect of exchange rate changes on cash and cash equivalents	6,195	5,746
Net increase in cash and cash equivalents	(70,936)	(27,201)
Cash and cash equivalents at beginning of period	359,265	237,932
Cash and cash equivalents at end of period	$288,329	$210,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC (the “2016 Form 10-K”). The balance sheet amounts at January 1, 2017 in this report were derived from the Company’s audited 2016 consolidated financial statements included in the 2016 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 2, 2017 and April 3, 2016, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 31, 2017 ("fiscal year 2017") will include 52 weeks, and the fiscal year ended January 1, 2017 ("fiscal year 2016") included 52 weeks.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which amends the requirements in Topic 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current employee compensation costs in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations, and disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. Additionally, the standard requires that only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The change in income statement presentation requires retrospective application, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The standard provides a practical expedient that permits entities to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. Entities need to disclose the use of the practical expedient. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The provisions of this guidance are to be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will early adopt ASU 2017-04 and will apply the provisions of this standard in its interim or annual goodwill impairment tests subsequent to January 2, 2017.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"), which amends Topic 805 to provide a screen to determine when a set of assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the standard (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The standard provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The standard also provides a framework that includes two sets of criteria to consider that depend on whether a set has outputs and a more stringent criteria for sets without outputs. Lastly, the standard narrows the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. The provisions of this guidance are to be applied prospectively. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in limited circumstances. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new guidance requires lessees to recognize a lease liability and right-of-use asset on the balance sheet for financing and operating leases. The provisions of this guidance are to be applied using a modified retrospective approach and are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows. The Company does not intend to early adopt the provisions of this standard.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under this new guidance, companies that use inventory measurement methods other than last-in, first-out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The provisions of this guidance are to be applied prospectively and are effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-11 at the beginning of the first quarter of fiscal year 2017. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

While the Company is currently evaluating the impact of the new revenue standard, the Company believes the key changes in the standard that impact revenue recognition relate to the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of software subscriptions or sales of licenses and maintenance for which the Company does not have vendor-specific objective evidence ("VSOE") for maintenance and/or support) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, the Company may be required to recognize as revenue a portion of the sales price upon delivery of the applicable software, as compared to the current requirement of recognizing the entire sales price ratably over the maintenance period.

Note 2: Business Combinations
Acquisition in fiscal year 2017
During fiscal year 2017, the Company completed the acquisition of Tulip Diagnostics Private Limited (“Tulip”), a company based in Goa, India, for a total consideration of $127.3 million. The Company has a potential obligation to pay the shareholders of Tulip up to INR 1.6 billion, currently equivalent to $25.0 million, that will be accounted for as compensation expense in the Company's financial statements over a two year period and is excluded from the purchase price allocation shown below. The excess of the purchase price over the fair value of the acquired business' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for this acquisition within the results of the Company's Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of this acquisition had a weighted average amortization period of 11.4 years.

The total purchase price for the acquisition in fiscal year 2017 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2017 Acquisition
(In thousands)
Fair value of business combination:
Cash payments	$126,007
Other liability	1,273
Less: cash acquired	(2,429)
Total	$124,851
Identifiable assets acquired and liabilities assumed:
Current assets	$15,863
Property, plant and equipment	9,643
Other assets	1,084
Identifiable intangible assets:
Core technology	3,500
Trade names	3,000
Customer relationships	38,500
Goodwill	76,499
Deferred taxes	(14,997)
Liabilities assumed	(8,241)
Total	$124,851

Acquisitions in fiscal year 2016
During fiscal year 2016, the Company completed the acquisition of two businesses for a total consideration of $72.3 million in cash. The acquired businesses were Bioo Scientific Corporation, which was acquired for total consideration of $63.5 million in cash, and one other business acquired for a total consideration of $8.8 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisitions, the Company recorded goodwill of $43.6 million, which is not tax deductible, and intangible assets of $22.1 million. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 9.4 years.

The total purchase price for the acquisitions in fiscal year 2016 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2016 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$72,497
Working capital and other adjustments	(261)
Less: cash acquired	(2,152)
Total	$70,084
Identifiable assets acquired and liabilities assumed:
Current assets	$7,153
Property, plant and equipment	7,542
Identifiable intangible assets:
Core technology	6,600
Trade names	570
Customer relationships	14,900
Goodwill	43,588
Deferred taxes	(8,284)
Liabilities assumed	(1,985)
Total	$70,084

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
As of April 2, 2017, the Company may have to pay contingent consideration related to an acquisition with an open contingency period of up to $83.0 million. As of April 2, 2017, the Company has recorded contingent consideration obligations with an estimated fair value of $64.0 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $48.6 million was recorded in long-term liabilities. As of January 1, 2017, the Company had recorded contingent consideration obligations with an estimated fair value of $63.2 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $47.8 million was recorded in long-term liabilities. The expected maximum earnout period for the acquisition with an open contingency period does not exceed 2.5 years from the acquisition date, and the remaining weighted average expected earnout period at April 2, 2017 was 1.6 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition and divestiture activities for the three months ended April 2, 2017 and April 3, 2016 were $2.6 million and $0.4 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of April 2, 2017 and January 1, 2017.
In December 2016, the Company entered into a Master Purchase and Sale Agreement (the “Agreement”) with Varian Medical Systems, Inc., which subsequently assigned its rights under the Agreement to Varex Imaging Corporation (“Varex”), under which the Company agreed to sell to Varex all of the outstanding equity interests in the Company’s wholly owned indirect subsidiaries PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain assets of the Company and its direct and indirect subsidiaries relating to the Company’s business of designing, manufacturing and marketing flat panel x-ray detectors, and related software, accessories and ancillary products, to x-ray system manufacturers (the “Medical Imaging Business”), for cash consideration of approximately $276.0 million and Varex’s assumption of specified liabilities relating to the Medical Imaging Business (collectively, the “Transaction”). The Medical Imaging Business had been reported in the Diagnostics segment. The Transaction closed on May 1, 2017. The sale of the Medical Imaging Business represents a strategic shift that will have a major effect on the Company's operations and financial statements. Accordingly, the Company has classified the assets and liabilities related to the Medical Imaging Business as assets and liabilities of discontinued operations in the Company's consolidated balance sheets and its results of operations are classified as income from discontinued operations in the Company's consolidated statements of operations. Financial information in this report relating to the first quarter of 2016 has been retrospectively adjusted to reflect this discontinued operation.
The summary pre-tax operating results of the discontinued operations, were as follows for the three months ended:

	April 2, 2017	April 3, 2016
	(In thousands)
Revenue	$36,094	$40,766
Cost of revenue	24,795	25,755
Selling, general and administrative expenses	3,943	3,007
Research and development expenses	3,597	3,814
Income from discontinued operations before income taxes	$3,759	$8,190

The carrying amounts of the major classes of assets and liabilities included in discontinued operations as of April 2, 2017 and January 1, 2017 consisted of the following:

	April 2, 2017	January 1, 2017
	(In thousands)
Current assets of discontinued operations:
Accounts receivable	$23,794	$28,400
Inventories	28,764	26,977
Prepaid income taxes	—	425
Other current assets	3,179	3,183
Total current assets of discontinued operations	55,737	58,985
Property, plant and equipment, net	24,310	25,219
Intangible assets	3,012	3,292
Goodwill	38,974	38,794
Other assets, net	32	1,084
Long-term assets of discontinued operations	66,328	68,389
Total assets of discontinued operations	$122,065	$127,374

Current liabilities of discontinued operations:
Accounts payable	$19,906	$16,770
Accrued restructuring and contract termination charges	—	209
Accrued expenses and other current liabilities	11,053	9,992
Total current liabilities of discontinued operations	30,959	26,971
Deferred income taxes	8,429	7,851
Long-term liabilities	6,835	7,109
Total long-term liabilities	15,264	14,960
Total liabilities of discontinued operations	$46,223	$41,931

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

The Company implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2017 Plan"). The Company implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2016 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2017 and 2016 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2017 Plan	90	$5,000	$1,631	$33	$33	$6,697	Q2 FY2018	Q2 FY2018
Q3 2016 Plan	22	1,779	41	—	—	1,820	Q4 FY2017	—
Q2 2016 Plan	72	4,106	561	—	—	4,667	Q3 FY2017	—
The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $2.9 million during the three months ended April 2, 2017 in the Discovery & Analytical Solutions segment.

At April 2, 2017, the Company had $17.4 million recorded for accrued restructuring and contract termination charges, of which $11.5 million was recorded in short-term accrued restructuring and contract termination charges, $3.0 million was recorded in long-term liabilities, and $2.9 million was recorded in other reserves. At January 1, 2017, the Company had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and contract termination charges and $3.1 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended April 2, 2017:

	Balance at January 1, 2017	2017 Charges	2017 Changes in Estimates, Net	2017 Amounts Paid	Balance at April 2, 2017
	(In thousands)
Severance:
Q1 2017 Plan	$—	$6,631	$—	$(383)	$6,248
Q3 2016 Plan	1,208	—	—	(547)	661
Q2 2016 Plan	1,436	—	—	(446)	990

Facility:
Q1 2017 Plan	—	66	—	—	66

Previous Plans	7,780	—	—	(1,440)	6,340
Restructuring	10,424	6,697	—	(2,816)	14,305
Contract Termination	117	2,909	45	(25)	3,046
Total Restructuring and Contract Termination	$10,541	$9,606	$45	$(2,841)	$17,351

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Interest income	$(220)	$(110)
Interest expense	10,864	9,841
Other expense, net	952	1,355
Total interest and other expense, net	$11,596	$11,086
During the three months ended April 2, 2017 and April 3, 2016, foreign currency transaction (gains) losses were $(1.4) million and $4.2 million, respectively. Net losses (gains) from forward currency hedge contracts were $2.4 million and $(2.8) million for the three months ended April 2, 2017 and April 3, 2016, respectively. These amounts were included in other expense, net.

Note 6: Inventories

Inventories as of April 2, 2017 and January 1, 2017 consisted of the following:

	April 2, 2017	January 1, 2017
	(In thousands)
Raw materials	$87,674	$79,189
Work in progress	8,273	6,561
Finished goods	168,686	161,097
Total inventories	$264,633	$246,847

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
The total provision for income taxes included in the consolidated financial statements consisted of the following:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Continuing operations	$3,921	$7,747
Discontinued operations	1,218	2,465
Total	$5,139	$10,212

At April 2, 2017, the Company had gross tax effected unrecognized tax benefits of $29.4 million, of which $27.7 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $4.6 million of its uncertain tax positions at April 2, 2017, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

During the first three months of fiscal years 2017 and 2016, the Company recorded net discrete income tax benefits of $2.5 million and $0.8 million, respectively. The discrete tax benefit in the first three months of fiscal year 2017 includes the recognition of excess tax benefits on stock compensation of $1.1 million.

Note 8: Debt

Senior Unsecured Revolving Credit Facility.  The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of April 2, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of April 2, 2017, the Company had $988.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of April 2, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.0 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of April 2, 2017, the 2021 Notes had an aggregate carrying value of $496.0 million, net of $1.7 million of unamortized original issue discount and $2.4 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of April 2, 2017, the 2026 Notes had an aggregate carrying value of $525.1 million, net of $4.4 million of unamortized original issue discount and $4.7 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At April 2, 2017, the Company had $36.8 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.6 million was recorded as long-term debt. At January 1, 2017, the Company had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Number of common shares—basic	109,468	110,409
Effect of dilutive securities:
Stock options	602	661
Restricted stock awards	134	125
Number of common shares—diluted	110,204	111,195
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	659	1,098
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information

The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2016 Form 10-K.

Effective October 3, 2016, the Company realigned its businesses to better organize around customer requirements, positioning the Company to grow in attractive end markets and expand share with the Company's core product offerings. Diagnostics became a standalone operating segment and the Company formed a new operating segment, Discovery & Analytical Solutions. The results reported for the three months ended April 2, 2017 reflect this new alignment of the Company's operating segments. Financial information in this report relating to the three months ended April 3, 2016 has been retrospectively adjusted to reflect this change to the Company's operating segments.

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

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the activity related to the mark-to-market adjustment on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments. During the first quarter of fiscal year 2017, the Company changed the manner in which certain shared functional costs are allocated to the operating segments. Segment financial information relating to the three months ended April 3, 2016 has been retrospectively adjusted to reflect this change to the cost allocation methodology. Accordingly, for the three months ended April 3, 2016, operating income from continuing operations from the Discovery & Analytical Solutions segment decreased by $3.7 million with a corresponding increase in operating income from continuing operations of the Diagnostics segment.
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$215,160	$219,406
Service revenue	146,600	137,041
Total revenue	361,760	356,447
Operating income from continuing operations	30,579	39,469
Diagnostics
Product revenue	118,554	104,947
Service revenue	33,801	36,622
Total revenue	152,355	141,569
Operating income from continuing operations	33,410	33,774
Corporate
Operating loss from continuing operations	(12,410)	(12,666)
Continuing Operations
Product revenue	333,714	324,353
Service revenue	180,401	173,663
Total revenue	514,115	498,016
Operating income from continuing operations	51,579	60,577
Interest and other expense, net (see Note 5)	11,596	11,086
Income from continuing operations before income taxes	$39,983	$49,491

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	April 2, 2017	January 1, 2017
	(In thousands)
Foreign currency translation adjustments	$(81,715)	$(100,923)
Unrecognized prior service costs, net of income taxes	399	399
Unrealized net losses on securities, net of income taxes	(314)	(337)
Accumulated other comprehensive loss	$(81,630)	$(100,861)

Stock Repurchases:
On July 27, 2016, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the three months ended April 2, 2017, the Company had no stock repurchases under the Repurchase Program. As of April 2, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended April 2, 2017, the Company repurchased 62,949 shares of common stock for this purpose at an aggregate cost of $3.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2017 and in each quarter of fiscal year 2016. At April 2, 2017, the Company has accrued $7.7 million for dividends declared on January 27, 2017 for the first quarter of fiscal year 2017 that will be payable on May 10, 2017. On April 28, 2017, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2017 that will be payable on August 10, 2017. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three months ended April 2, 2017 and April 3, 2016:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Cost of product and service revenue	$260	$190
Research and development expenses	327	169
Selling, general and administrative expenses	4,339	3,487
Total stock-based compensation expense	$4,926	$3,846

The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $2.9 million and $1.9 million for the three months ended April 2, 2017 and April 3, 2016, respectively. Stock-based compensation costs capitalized as part of inventory was $0.3 million each as of April 2, 2017 and April 3, 2016, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Risk-free interest rate	1.9%	1.4%
Expected dividend yield	0.5%	0.6%
Expected term	5 years	5 years
Expected stock volatility	22.4%	25.2%
The following table summarizes stock option activity for the three months ended April 2, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 1, 2017	2,287	$37.64
Granted	446	53.45
Exercised	(140)	33.09
Outstanding at April 2, 2017	2,593	$40.60	4.2	$36.1
Exercisable at April 2, 2017	1,611	$35.48	3.1	$30.7
The weighted-average per-share grant-date fair value of options granted during the three months ended April 2, 2017 and April 3, 2016 was $11.72 and $10.10, respectively. The total intrinsic value of options exercised during the three months ended April 2, 2017 and April 3, 2016 was $3.0 million and $1.7 million, respectively. Cash received from option exercises for the three months ended April 2, 2017 and April 3, 2016 was $4.6 million and $1.2 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.2 million and $1.1 million for the three months ended April 2, 2017 and April 3, 2016, respectively.
There was $9.7 million of total unrecognized compensation cost related to nonvested stock options granted as of April 2, 2017. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 2, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 1, 2017	521	$46.48
Granted	204	53.44
Vested	(174)	44.76
Forfeited	(7)	47.78
Nonvested at April 2, 2017	544	$49.62
The fair value of restricted stock awards vested during the three months ended April 2, 2017 and April 3, 2016 was $7.8 million and $6.9 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.5 million for the three months ended April 2, 2017, and $2.2 million for the three months ended April 3, 2016.

As of April 2, 2017, there was $20.5 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 54,337 performance restricted stock units during the three months ended April 2, 2017, that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the three months ended April 2, 2017 was $52.78. During the three months ended April 2, 2017, no performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $0.2 million. As of April 2, 2017, there were 54,337 performance restricted stock units outstanding.
Performance Units: As part of the Company's executive compensation program, the Company granted 49,845 and 77,453 performance units during the three months ended April 2, 2017 and April 3, 2016, respectively. The weighted-average per-share grant-date fair value of performance units granted during the three months ended April 2, 2017 and April 3, 2016 was $52.69 and $42.47, respectively. During the three months ended April 2, 2017 and April 3, 2016, no performance units were forfeited. The total compensation expense recognized related to performance units was $1.1 million and $0.6 million for the three months ended April 2, 2017 and April 3, 2016, respectively. As of April 2, 2017, there were 179,620 performance units outstanding and subject to forfeiture, with a corresponding liability of $4.0 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides non-employee directors an annual equity award. During the three months ended April 2, 2017 and April 3, 2016, the Company did not grant any stock awards.
Employee Stock Purchase Plan: During the three months ended April 2, 2017 and April 3, 2016, the Company did not issue shares of common stock under the Company's Employee Stock Purchase Plan. At April 2, 2017, an aggregate of 0.9 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 2, 2017, its annual impairment date for fiscal year 2017. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for the Company's Informatics reporting unit which had a fair value that was less than 20% but greater than 10% more than its carrying value. The range of the long-term terminal growth rates for the Company’s reporting units was 0.0% to 3.00% for the fiscal year 2017 impairment analysis. The range for the discount rates for the reporting units was 9.0% to 13.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for the Informatics reporting unit, would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill. As of January 2, 2017, the Company's Informatics reporting unit, which had a goodwill balance of $211.0 million, was at increased risk of an impairment charge given its ongoing weakness due to a highly competitive industry. Despite the increased risk associated with this reporting unit, the Company does not currently expect a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge.
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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-

amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 2, 2017, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2017.
The changes in the carrying amount of goodwill for the three months ended April 2, 2017 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 1, 2017	$1,303,936	$944,030	$2,247,966
Foreign currency translation	5,956	4,312	10,268
Acquisitions and other	(1,800)	76,099	74,299
Balance at April 2, 2017	$1,308,092	$1,024,441	$2,332,533
Identifiable intangible asset balances at April 2, 2017 and January 1, 2017 by category were as follows:

	April 2, 2017	January 1, 2017
	(In thousands)
Patents	$39,906	$39,901
Less: Accumulated amortization	(33,071)	(32,408)
Net patents	6,835	7,493
Trade names and trademarks	43,371	40,086
Less: Accumulated amortization	(24,990)	(24,017)
Net trade names and trademarks	18,381	16,069
Licenses	50,804	57,767
Less: Accumulated amortization	(40,279)	(46,507)
Net licenses	10,525	11,260
Core technology	292,252	304,187
Less: Accumulated amortization	(222,371)	(233,720)
Net core technology	69,881	70,467
Customer relationships	411,165	383,303
Less: Accumulated amortization	(207,297)	(213,062)
Net customer relationships	203,868	170,241
IPR&D	79,698	78,515
Less: Accumulated amortization	(4,644)	(4,405)
Net IPR&D	75,054	74,110
Net amortizable intangible assets	384,544	349,640
Non-amortizing intangible assets:
Trade name	70,584	70,584
Total	$455,128	$420,224
Total amortization expense related to definite-lived intangible assets was $17.0 million and $18.6 million for the three months ended April 2, 2017 and April 3, 2016, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $51.2 million for the remainder of fiscal year 2017, $66.5 million for fiscal year 2018, $54.9 million for fiscal year 2019, $46.7 million for fiscal year 2020, and $34.0 million for fiscal year 2021.

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
A summary of warranty reserve activity for the three months ended April 2, 2017 and April 3, 2016 is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Balance at beginning of period	$9,012	$9,843
Provision charged to income	2,989	3,659
Payments	(3,725)	(3,915)
Adjustments to previously provided warranties, net	539	(67)
Foreign currency translation and acquisitions	122	231
Balance at end of period	$8,937	$9,751

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans for the three months ended April 2, 2017 and April 3, 2016:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
	(In thousands)
Service cost	$1,214	$1,092	$23	$25
Interest cost	4,127	4,730	31	36
Expected return on plan assets	(6,500)	(6,188)	(279)	(259)
Amortization of prior service costs	(47)	(54)	—	—
Net periodic pension credit	$(1,206)	$(420)	$(225)	$(198)
During the three months ended April 2, 2017 and April 3, 2016, the Company contributed $2.0 million and $2.3 million, respectively, in the aggregate, to pension plans outside of the United States.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in operating results in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2016 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $131.7 million, $137.5 million and $140.2 million at April 2, 2017, January 1, 2017 and April 3, 2016, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 2, 2017 and April 3, 2016.

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

The outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €19.7 million and combined U.S. Dollar notional amounts of $125.1 million as of April 2, 2017, combined Euro notional amounts of €58.6 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017, and combined Euro notional amounts of €106.7 million as of April 3, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 2, 2017 and April 3, 2016. The Company paid $1.6 million and received $2.6 million during the three months ended April 2, 2017 and April 3, 2016, respectively, from the settlement of these hedges.
In connection with the issuance of the 2026 Notes during the fiscal year 2016, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 2, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.8 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $7.1 million for the three months ended April 2, 2017.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of April 2, 2017.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 2, 2017. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 2, 2017 and January 1, 2017 classified in one of the three classifications described above:

		Fair Value Measurements at April 2, 2017 Using:
	Total Carrying Value at April 2, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,794	$1,794	$—	$—
Foreign exchange derivative assets	1,316	—	1,316	—
Foreign exchange derivative liabilities	(615)	—	(615)	—
Contingent consideration	(63,978)	—	—	(63,978)

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,678	$1,678	$—	$—
Foreign exchange derivative assets	1,208	—	1,208	—
Foreign exchange derivative liabilities	(1,370)	—	(1,370)	—
Contingent consideration	(63,201)	—	—	(63,201)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 2, 2017 and January 1, 2017, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the first quarter of fiscal year 2017, the Company updated the fair value of the contingent consideration and recorded a liability of $64.0 million as of April 2, 2017. The key assumptions used to determine the fair value of the contingent consideration as of April 2, 2017 included projected milestone dates of 2017 to 2019, discount rates ranging from 2.2% to 7.0%, conditional probabilities of success of each individual milestone ranging from 90% to 95% and cumulative probabilities of success for each individual milestone ranging from 65.8% to 95%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of April 2, 2017, the Company may have to pay contingent consideration related to an acquisition with open contingency period of up to $83.0 million. The expected maximum earnout period for the acquisition with an open contingency period does not exceed 2.5 years from the acquisition date, and the remaining weighted average earnout period at April 2, 2017 was 1.6 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Balance at beginning of period	$(63,201)	$(57,350)
Amounts paid and foreign currency translation	34	94
Change in fair value (included within selling, general and administrative expenses)	(811)	(1,323)
Balance at end of period	$(63,978)	$(58,579)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of April 2, 2017 and January 1, 2017 , the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had no outstanding borrowings. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2017.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $496.0 million, net of $1.7 million of unamortized original issue discount and $2.4 million of unamortized debt issuance costs as of April 2, 2017. The 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs as of January 1, 2017. The 2021 Notes had a fair value of $541.3 million and $539.2 million as of April 2, 2017 and January 1, 2017, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500 million, had an aggregate carrying value of $525.1 million, net of $4.4 million of unamortized original issue discount and $4.7 million of unamortized debt issuance costs as of April 2, 2017. The 2026 Notes had a fair value of €500.9 million and €507.5 million as of April 2, 2017 and January 1, 2017, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.

The Company's financing lease obligations had an aggregate carrying value of $36.8 million and $37.1 million as of April 2, 2017 and January 1, 2017, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of April 2, 2017, the 2021 Notes, 2026 Notes and financing lease obligations were classified as Level 2.
As of April 2, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $10.4 million and $9.9 million as of April 2, 2017 and January 1, 2017, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 2, 2017 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
We realigned our businesses at the beginning of the fourth quarter of fiscal year 2016 to better organize around customer requirements, positioning us to grow in attractive end markets and expand share with our core product offerings. Diagnostics became a standalone operating segment and we formed a new operating segment, Discovery & Analytical Solutions. The results reported for the three months ended April 2, 2017 reflect this new alignment of our operating segments. Financial information in this report relating to the three months ended April 3, 2016 has been retrospectively adjusted to reflect the change in our operating segments.
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

Overview of the First Quarter of Fiscal Year 2017
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 31, 2017 ("fiscal year 2017") will include 52 weeks, and the fiscal year ended January 1, 2017 ("fiscal year 2016") included 52 weeks.
Our overall revenue in the first quarter of fiscal year 2017 was $514.1 million and increased $16.1 million, or 3%, as compared to the first quarter of fiscal year 2016, reflecting an increase of $5.3 million, or 1%, in our Discovery & Analytical Solutions segment revenue and an increase of $10.8 million, or 8%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the first quarter of fiscal year 2017 was primarily due to an increase in our environmental and food businesses due to higher growth in our food and inorganic product offerings and an increased demand in our laboratory services business. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2017 was primarily due to strong performance of our newborn, maternal fetal health and infectious disease screening solutions in emerging markets such as China, as well as in Europe.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the first quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2016. During the first quarter of fiscal year 2017, revenue increased in our environmental and food business as a result of increased government regulation of soil and water and increased focus on food safety laws and mandatory testing, particularly in the emerging markets such as China and India, as well as in Americas. We anticipate that the continued development of contaminant regulations and corresponding testing protocols will result in increased demand for efficient, analytically sensitive and information rich testing solutions. In addition, we experienced increased demand for our OneSource laboratory service business, which offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. The growth in our Discovery & Analytical Solutions segment was partially offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, as well as a decline in revenues in our academic and government offerings.
In our Diagnostics segment, we experienced growth from continued expansion in our newborn, maternal fetal health and infectious disease screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the first quarter of fiscal year 2017. The growth in our Diagnostics segment was partially offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in a reduction of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
Our consolidated gross margins decreased 60 basis points in the first quarter of fiscal year 2017, as compared to the first quarter of fiscal year 2016, primarily due to shift in product mix, with an increase in sales of lower gross margin product offerings, offset by benefits from our initiatives to improve our supply chain. Our consolidated operating margins decreased 213 basis points in the first quarter of fiscal year 2017, as compared to the first quarter of fiscal year 2016, primarily due to increased costs related to investments in new product development, which were partially offset by lower costs as a result of our cost containment and productivity initiatives.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (our “2016 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the three months ended April 2, 2017.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 2, 2017 was $514.1 million, as compared to $498.0 million for the three months ended April 3, 2016, an increase of $16.1 million, or 3%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 2, 2017 as compared to the three months ended April 3, 2016 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $361.8 million for the three months ended April 2, 2017, as compared to $356.4 million for the three months ended April 3, 2016, an increase of $5.3 million, or 1%, primarily due to an increase of $8.8 million from our laboratory services market revenue and an increase of $1.9 million from our environmental, food and industrial markets revenue, partially offset by a decrease of $5.3 million from our life sciences market revenue. Our Diagnostics segment revenue was $152.4 million for the three months ended April 2, 2017, as compared to $141.6 million for the three months ended April 3, 2016, an increase of $10.8 million, or 8%, due to continued expansion in our newborn, maternal fetal health and infectious disease screening solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended April 2, 2017 and April 3, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
Cost of revenue for the three months ended April 2, 2017 was $274.5 million, as compared to $262.9 million for the three months ended April 3, 2016, an increase of $11.6 million, or 4%. As a percentage of revenue, cost of revenue increased to 53.4% for the three months ended April 2, 2017, from 52.8% for the three months ended April 3, 2016, resulting in a decrease in gross margin of 60 basis points to 46.6% for the three months ended April 2, 2017, from 47.2% for the three months ended April 3, 2016. Amortization of intangible assets decreased and was $7.0 million for the three months ended April 2, 2017, as compared to $8.2 million for the three months ended April 3, 2016. Stock-based compensation expense was $0.3 million for the three months ended April 2, 2017, as compared to $0.2 million for the three months ended April 3, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $2.2 million for the three months ended April 2, 2017 as compared to $0.1 million for the three months ended April 3, 2016. In addition to the above items, the overall decrease in gross margin was primarily the result of shift in product mix, with an increase in sales of lower gross margin product offerings and lower sales of higher gross margin products, partially offset by benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 2, 2017 were $145.1 million, as compared to $144.5 million for the three months ended April 3, 2016, an increase of $0.6 million, or 0.4%. As a percentage of revenue, selling, general and administrative expenses decreased and were 28.2% for the three months ended April 2, 2017, as compared to 29.0% for the three months ended April 3, 2016. Amortization of intangible assets decreased and was $10.0 million for the three months ended April 2, 2017, as compared to $10.2 million for the three months ended April 3, 2016. Stock-based compensation expense was $4.3 million for the three months ended April 2, 2017 as compared to $3.5 million for the three months ended April 3, 2016. Other purchase accounting adjustments added an incremental expense of $0.8 million for the three months ended April 2, 2017, as compared to $1.3 million for the three months ended April 3, 2016. Acquisition and divestiture-related expenses added an incremental expense of $2.6 million for the three months ended April 2, 2017 as compared to $0.4 million for the three months ended April 3, 2016. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended April 2, 2017 were $33.3 million, as compared to $30.0 million for the three months ended April 3, 2016, an increase of $3.3 million, or 11%. As a percentage of revenue, research and development expenses increased and were 6.5% for the three months ended April 2, 2017, as compared to 6.0% for the three months ended April 3, 2016. Amortization of intangible assets was minimal for the three months ended April 2, 2017 as compared to $0.2 million for the three months ended April 3, 2016. Stock-based compensation expense was $0.3 million for the three months ended April 2, 2017 as compared to $0.2 million for the three months ended April 3, 2016. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

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

We implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2017 Plan"). We implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). Details of the plans initiated in previous years (“Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2016 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2017 and 2016 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2017 Plan	90	$5,000	$1,631	$33	$33	$6,697	Q2 FY2018	Q2 FY2018
Q3 2016 Plan	22	1,779	41	—	—	1,820	Q4 FY2017	—
Q2 2016 Plan	72	4,106	561	—	—	4,667	Q3 FY2017	—

We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $2.9 million during the three months ended April 2, 2017 in the Discovery & Analytical Solutions segment.

At April 2, 2017, we had $17.4 million recorded for accrued restructuring and contract termination charges, of which $11.5 million was recorded in short-term accrued restructuring and contract termination charges, $3.0 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. At January 1, 2017, we had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and contract termination charges and $3.1 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended April 2, 2017:

	Balance at January 1, 2017	2017 Charges	2017 Changes in Estimates, Net	2017 Amounts Paid	Balance at April 2, 2017
	(In thousands)
Severance:
Q1 2017 Plan	$—	$6,631	$—	$(383)	$6,248
Q3 2016 Plan	1,208	—	—	(547)	661
Q2 2016 Plan	1,436	—	—	(446)	990

Facility:
Q1 2017 Plan	—	66	—	—	66

Previous Plans	7,780	—	—	(1,440)	6,340
Restructuring	10,424	6,697	—	(2,816)	14,305
Contract Termination	117	2,909	45	(25)	3,046
Total Restructuring and Contract Termination	$10,541	$9,606	$45	$(2,841)	$17,351

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Interest income	$(220)	$(110)
Interest expense	10,864	9,841
Other expense, net	952	1,355
Total interest and other expense, net	$11,596	$11,086
Interest and other expense, net, for the three months ended April 2, 2017 was an expense of $11.6 million, as compared to an expense of $11.1 million for the three months ended April 3, 2016, an increase of $0.5 million. The increase in interest and other expense, net, for the three months ended April 2, 2017, as compared to the three months ended April 3, 2016, was primarily due to an increase in interest expense by $1.0 million due to higher interest rates and an increase in debt issuance costs. This was partially offset by a decrease in other expenses, net by $0.4 million which consisted primarily of expenses related to foreign currency transactions and translation of non-functional currency assets and liabilities. During the three months ended April 2, 2017, we recognized $0.2 million of interest expense and $0.6 million of foreign exchange loss related to acquisitions. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
For the three months ended April 2, 2017, the provision for income taxes from continuing operations was $3.9 million, as compared to $7.7 million for the three months ended April 3, 2016.
The effective tax rate from continuing operations was 9.8% for the three months ended April 2, 2017, as compared to 15.7% for the three months ended April 3, 2016. The lower effective tax rate during the first three months of fiscal year 2017, as compared to the first three months of fiscal year 2016, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2017 as compared to fiscal year 2016 and higher tax benefits related to discrete items, which were $2.5 million in the first three months of fiscal year 2017, as compared to $0.8 million in the first three months of fiscal year 2016.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations, and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operations, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of April 2, 2017 and January 1, 2017.
In December 2016, we entered into a Master Purchase and Sale Agreement (the “Agreement”) with Varian Medical Systems, Inc., which subsequently assigned its rights under the Agreement to Varex Imaging Corporation (“Varex”), under which we agreed to sell to Varex all of the outstanding equity interests in our wholly owned indirect subsidiaries PerkinElmer Medical Holdings, Inc. and Dexela Limited, together with certain of our assets and certain assets of our direct and indirect subsidiaries relating to our business of designing, manufacturing and marketing flat panel x-ray detectors, and related software, accessories and ancillary products, to x-ray system manufacturers (the “Medical Imaging Business”), for cash consideration of approximately $276.0 million and Varex’s assumption of specified liabilities relating to the Medical Imaging Business (collectively, the “Transaction”). The Medical Imaging Business had been reported in the Diagnostics segment. The Transaction closed on May 1, 2017. The sale of the Medical Imaging Business represents a strategic shift that will have a major effect on our operations and financial statements. Accordingly, we have classified the assets and liabilities related to the Medical Imaging Business as assets and liabilities of discontinued operations in our consolidated balance sheets and its results of operations are classified as income from discontinued operations in our consolidated statements of operations.

The summary pre-tax operating results of the discontinued operations, were as follows for the three months ended:

	April 2, 2017	April 3, 2016
	(In thousands)
Revenue	$36,094	$40,766
Cost of revenue	24,795	25,755
Selling, general and administrative expenses	3,943	3,007
Research and development expenses	3,597	3,814
Income from discontinued operations before income taxes	$3,759	$8,190
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $10.4 million and $9.9 million as of April 2, 2017 and January 1, 2017, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at April 2, 2017 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended April 2, 2017 was $361.8 million, as compared to $356.4 million for the three months ended April 3, 2016, an increase of $5.3 million, or 1%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the three months ended April 2, 2017, as compared to the three months ended April 3, 2016, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $8.8 million in our laboratory services market revenue and an increase in environmental, food and industrial markets revenue of $1.9 million, partially offset by a decrease in life sciences market revenue of $5.3 million. In our laboratory services market, we had higher growth in our core environmental services. In our environmental, food and industrial markets, we experienced higher growth in our food and inorganic product offerings as a result of increased government regulation of soil and water and increased focus on food safety laws and mandatory testing, particularly in the emerging markets such as China and India, as well as in Americas. However, in our life sciences market, we experienced a decline in government and academic revenues while industrial revenues were flat with modest order improvements.
Operating income from continuing operations for the three months ended April 2, 2017 was $30.6 million, as compared to $39.5 million for the three months ended April 3, 2016, a decrease of $8.9 million, or 23%. Amortization of intangible assets was $12.3 million for the three months ended April 2, 2017, as compared to $14.1 million for the three months ended April 3, 2016. Restructuring and contract termination charges, net, were $8.0 million for the three months ended April 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.3 million for the three months ended April 2, 2017, as compared to $0.2 million for the three months ended April 3, 2016. The Amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.1 million for the three months ended April 3, 2016. In addition to the above items, operating income decreased for the three months ended April 2, 2017, as compared to the three months ended April 3, 2016, due to higher costs in research and development expenses and shift in product mix, with an increase in sales of lower gross margin product offerings, partially offset by lower costs as a result of our cost containment initiatives.
Diagnostics
Revenue for the three months ended April 2, 2017 was $152.4 million, as compared to $141.6 million for the three months ended April 3, 2016, an increase of $10.8 million, or 8%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended April 2, 2017 and April 3, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn, maternal fetal health and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, as well as in Europe. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the three months ended April 2, 2017.
Operating income from continuing operations for the three months ended April 2, 2017 was $33.4 million, as compared to $33.8 million for the three months ended April 3, 2016, a decrease of $0.4 million, or 1%. Amortization of intangible assets increased and was $4.8 million for the three months ended April 2, 2017, as compared to $4.5 million for the three months ended April 3, 2016. Restructuring and contract termination charges, net, were $1.7 million for the three months ended April 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $3.4 million for the three months ended April 2, 2017, as compared to $1.7 million for the three months ended April 3, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $2.2 million for the three months ended April 2, 2017. Excluding the impact of the above items, operating income increased for the three months ended April 2, 2017, as compared to the three months ended April 3, 2016, primarily due to higher sales volume and strong reproductive health sales, improvement in gross margin and benefits from our initiatives to improve our supply chain.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, fund any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans.
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
At April 2, 2017, we had cash and cash equivalents of $288.3 million, of which $249.5 million was held by our non-U.S. subsidiaries, and we had $988.6 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at April 2, 2017.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. Of the $249.5 million of cash and cash equivalents held by our non-U.S. subsidiaries at April 2, 2017, we would incur U.S. taxes on approximately $210.4 million if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On July 27, 2016, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the three months ended April 2, 2017, we had no stock repurchases under the Repurchase Program. As of April 2, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 2, 2017, we repurchased 62,949 shares of common stock for this purpose at an aggregate cost of $3.3 million.
The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our senior unsecured revolving credit facility.
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
During the first three months of fiscal year 2017, we contributed $2.0 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $4.1 million by the end of fiscal year 2017. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2017. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2017. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2017.
Cash Flows

Operating Activities. Net cash provided by continuing operations was $41.2 million for the three months ended April 2, 2017, as compared to $26.3 million for the three months ended April 3, 2016, an increase in cash provided by operating activities of $14.9 million. The cash provided by operating activities for the three months ended April 2, 2017 was principally a result of income from continuing operations of $36.1 million adjusted for depreciation and amortization of $24.7 million, stock-based compensation expense of $4.9 million, restructuring and contract termination charges, net of $9.7 million, and change in fair value of contingent consideration of $0.8 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $39.4 million and a net cash increase in working capital of $4.4 million. Contributing to the net cash increase in working capital for the three months ended April 2, 2017, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts receivable of $25.1 million, which was partially offset by a decrease in accounts payable of $13.9 million, and an increase in inventory of $6.8 million. The decrease in accounts receivable was a result of accounts receivable collections during the first three months of fiscal year 2017. The decrease in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2017. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Discovery & Analytical Solutions and Diagnostics segments to improve responsiveness to customer requirements and to facilitate the introduction of new products. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $39.4 million for the three months ended April 2, 2017, as compared to $47.4 million for the three months ended April 3, 2016. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $114.4 million for the three months ended April 2, 2017, as compared to $17.1 million for the three months ended April 3, 2016, an increase of $97.3 million. For the three months ended April 2, 2017, the net cash used in investing activities of our continuing operations was principally a result of $123.6 million of cash used for acquisitions and capital expenditures of $6.0 million. These items were partially offset by a decrease of $15.2 million in restricted cash, primarily related to the release of cash that was placed in escrow during the fourth quarter of fiscal year 2016 related to our acquisition of Tulip that was completed during the first quarter of fiscal year 2017. Net cash used for capital expenditures was $7.7 million for the three months ended April 3, 2016. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the three months ended April 3, 2016, we used $10.5 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities was $16.0 million for the three months ended April 2, 2017, as compared to $47.5 million for the three months ended April 3, 2016, a decrease of $31.5 million. For the three months ended April 2, 2017, we repurchased 62,949 shares of our common stock pursuant to our equity incentive plans, for a total cost of $3.1 million. This compares to repurchases of 1.6 million shares of common stock, which includes 66,658 shares of our common stock pursuant to our equity incentive plans for the three months ended April 3, 2016, for a total cost of $151.2 million, including commissions. Proceeds from the issuance of common stock under stock plans was $4.6 million for the three months ended April 2, 2017 as compared to $1.2 million for the three months ended April 3, 2016. During the three months ended April 2, 2017, our debt borrowings totaled $147.0 million, which were partially offset by debt payments of $146.0 million. During the three months ended April 3, 2016, our debt payments totaled $75.0 million, which were offset by debt borrowings of $183.0 million. We paid $7.7 million and $7.8 million in dividends during the three months ended April 2, 2017 and April 3, 2016, respectively. We had net payments on other credit facilities of $0.3 million during each of the three months ended April 2, 2017 and April 3, 2016. During the three months ended April 2, 2017, we paid $1.6 million as compared to $2.6 million of cash received for settlement of forward foreign exchange contracts for the three months ended April 3, 2016. During the three months ended April 2, 2017, we made $8.9 million in payments for acquisition-related contingent consideration.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility.  Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of April 2, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of April 2, 2017, we had $988.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of April 2, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.0 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of April 2, 2017.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of April 2, 2017, the 2021 Notes had an aggregate carrying value of $496.0 million, net of $1.7 million of unamortized original issue discount and $2.4 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of April 2, 2017, the 2026 Notes had an aggregate carrying value of $525.1 million, net of $4.4 million of unamortized original issue discount and $4.7 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
Prior to April 19, 2026 (three months prior to their maturity date), our may redeem the 2026 Notes in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2026 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2026 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2026 Notes) plus 35 basis points; plus, in each case, accrued and unpaid interest. In addition, at any time on or after April 19, 2026 (three months prior to their maturity date), we may redeem the 2026 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2026 Notes due to be redeemed plus accrued and unpaid interest.
Upon a change of control (as defined in the indenture governing the 2026 Notes) and a contemporaneous downgrade of the 2026 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the 2026 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At April 2, 2017, we had $36.8 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.6 million was recorded as long-term debt. At January 1, 2017, we had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2017 and in each quarter of fiscal year 2016. At April 2, 2017, we had accrued $7.7 million for dividends declared on January 27, 2017 for the first quarter of fiscal year 2017 that will be payable on May 10, 2017. On April 28, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2017 that will be payable on August 10, 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 have changed due to new lease agreements for certain operating facilities.
During the three months ended April 2, 2017, we entered into new lease agreements for certain operating facilities. Our total rental payments to the lessors are now expected to be $38.9 million for the remainder of fiscal year 2017, $35.6 million for fiscal year 2018, $27.5 million for fiscal year 2019, $22.3 million for fiscal year 2020, $17.7 million for fiscal year 2021 and $53.4 million in the aggregate thereafter. There have not been any other material changes during the first three months of fiscal year 2017.

Effects of Recently Adopted and Issued Accounting Pronouncements

See Note 1 - Basis of Presentation in the Notes to Condensed Consolidated Financial Statements for a summary of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2016 Form 10-K.
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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $131.7 million, $137.5 million and $140.2 million at April 2, 2017, January 1, 2017 and April 3, 2016, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 2, 2017 and April 3, 2016.

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

The outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €19.7 million and combined U.S. Dollar notional amounts of $125.1 million as of April 2, 2017, combined Euro notional amounts of €58.6 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017, and combined Euro notional amounts of €106.7 million as of April 3, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 2, 2017 and April 3, 2016. We paid $1.6 million and received $2.6 million during the three months ended April 2, 2017 and April 3, 2016, respectively, from the settlement of these hedges.

In connection with the issuance of the 2026 Notes during the fiscal year 2016, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 2, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.8 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $7.1 million for the three months ended April 2, 2017.

Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2016 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
Interest Rate Risk—Sensitivity. Our 2016 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2016 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 2, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 2, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 2, 2017 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Tulip Diagnostics Private Limited in the first quarter of fiscal year 2017. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Our licenses typically subject us to various economic and commercialization obligations. If we fail to comply with these obligations, we could lose important rights under a license, such as the right to exclusivity in a market, or incur losses for failing to comply with our contractual obligations. In some cases, we could lose all rights under the license. In addition, rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent, or a third-party could obtain a patent that curtails our freedom to operate under one or more licenses.
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,

•	contract termination and litigation costs,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	changes in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our revenue represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	changes in healthcare or other reimbursement rates paid by government agencies and other third parties for certain of our products and services,

•	our ability to realize the benefit of ongoing productivity initiatives,

•	changes in the volume or timing of product orders,

•	fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans,

•	changes in our assumptions underlying future funding of pension obligations,

•	changes in assumptions used to determine contingent consideration in acquisitions, and

•	changes in foreign currency exchange rates.
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
The manufacture and sale of products and services may expose us to product and other liability claims for which we could have substantial liability.
We face an inherent business risk of exposure to product and other liability claims if our products, services or product candidates are alleged or found to have caused injury, damage or loss. We may in the future be unable to obtain insurance with adequate levels of coverage for potential liability on acceptable terms or claims of this nature may be excluded from coverage under the terms of any insurance policy that we can obtain. If we are unable to obtain such insurance or the amounts of any claims successfully brought against us substantially exceed our coverage, then our business could be adversely impacted.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the three months ended April 2, 2017. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
The United Kingdom’s vote in favor of withdrawing from the European Union could adversely impact our operations and make it more difficult for us to do business in Europe.
Nearly 3% of our net sales from continuing operations in 2016 came from the United Kingdom. Following the referendum vote in the United Kingdom in June 2016 in favor of leaving the European Union (commonly referred to as “Brexit”), on March 29, 2017, the country formally notified the European Union of its intention to withdraw. It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. This could lead to a period of considerable uncertainty and volatility, particularly in relation to United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our operations and sales.
Any significant weakening of the Great Britain Pound (the “GBP”) to the U.S. dollar will have an adverse impact on our European revenues due to the importance of U.K. sales. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and that may continue to be the case. In addition, depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of April 2, 2017, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 27, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2017 that will be payable on May 10, 2017. On April 28, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2017 that will be payable on August 10, 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our common stock under our share repurchase program during the first quarter of fiscal year 2017.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

2.1	Amendment No. 1, dated January 17, 2017, to the Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc.

10.1
Form of 162(m)-compliant Restricted Stock Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.19 to our annual report on Form 10-K and herein incorporated by reference.

10.2
Form of 162(m)-compliant Restricted Stock Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.20 to our annual report on Form 10-K and herein incorporated by reference.

10.3
Form of 162(m)-compliant Restricted Stock Unit Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.21 to our annual report on Form 10-K and herein incorporated by reference.

10.4
Form of 162(m)-compliant Restricted Stock Unit Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.22 to our annual report on Form 10-K and herein incorporated by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2017 and April 3, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2017 and April 3, 2016, (iii) Condensed Consolidated Balance Sheets at April 2, 2017 and January 1, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2017 and April 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 9, 2017	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 9, 2017	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

2.1	Amendment No. 1, dated January 17, 2017, to the Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc.

10.1
Form of 162(m)-compliant Restricted Stock Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.19 to our annual report on Form 10-K and herein incorporated by reference.

10.2
Form of 162(m)-compliant Restricted Stock Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.20 to our annual report on Form 10-K and herein incorporated by reference.

10.3
Form of 162(m)-compliant Restricted Stock Unit Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.21 to our annual report on Form 10-K and herein incorporated by reference.

10.4
Form of 162(m)-compliant Restricted Stock Unit Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.22 to our annual report on Form 10-K and herein incorporated by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2017 and April 3, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2017 and April 3, 2016, (iii) Condensed Consolidated Balance Sheets at April 2, 2017 and January 1, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2017 and April 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.