Form 10-Q
period 2017-07-02
PERKINELMER INC
filed 2017-08-08
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2017, there were outstanding 110,214,600 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands, except per share data)
Product revenue	$355,001	$356,975	$688,715	$681,328
Service revenue	191,961	179,267	372,362	352,930
Total revenue	546,962	536,242	1,061,077	1,034,258
Cost of product revenue	173,139	172,706	336,308	327,534
Cost of service revenue	116,320	109,982	227,655	218,084
Total cost of revenue	289,459	282,688	563,963	545,618
Selling, general and administrative expenses	147,944	150,952	293,037	295,490
Research and development expenses	33,562	31,868	66,850	61,839
Restructuring and contract termination charges, net	—	4,468	9,651	4,468
Operating income from continuing operations	75,997	66,266	127,576	126,843
Interest and other expense, net	5,205	5,393	16,801	16,479
Income from continuing operations before income taxes	70,792	60,873	110,775	110,364
Provision for income taxes	8,066	3,117	11,987	10,864
Income from continuing operations	62,726	57,756	98,788	99,500
(Loss) income from discontinued operations before income taxes	(3,109)	4,927	650	13,117
Gain (loss) on disposition of discontinued operations before income taxes	180,377	(8)	180,377	(11)
Provision for (benefit from) income taxes on discontinued operations and dispositions	35,925	(1,182)	37,143	1,283
Income from discontinued operations and dispositions	141,343	6,101	143,884	11,823
Net income	$204,069	$63,857	$242,672	$111,323
Basic earnings per share:
Income from continuing operations	$0.57	$0.53	$0.90	$0.91
Income from discontinued operations and dispositions	1.29	0.06	1.31	0.11
Net income	$1.86	$0.59	$2.21	$1.01
Diluted earnings per share:
Income from continuing operations	$0.57	$0.53	$0.89	$0.90
Income from discontinued operations and dispositions	1.28	0.06	1.30	0.11
Net income	$1.84	$0.58	$2.20	$1.01
Weighted average shares of common stock outstanding:
Basic	109,894	108,970	109,681	109,690
Diluted	110,762	109,844	110,484	110,520
Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Net income	$204,069	$63,857	$242,672	$111,323
Other comprehensive income:
Foreign currency translation adjustments	18,192	(30,994)	37,400	573
Unrealized gains on securities, net of tax	11	(2)	34	30
Other comprehensive income	18,203	(30,996)	37,434	603
Comprehensive income	$222,272	$32,861	$280,106	$111,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2017	January 1, 2017
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$616,308	$359,265
Accounts receivable, net	440,412	425,588
Inventories	275,085	246,847
Other current assets	102,021	99,246
Current assets of discontinued operations	—	58,985
Total current assets	1,433,826	1,189,931
Property, plant and equipment:
At cost	460,750	427,903
Accumulated depreciation	(306,594)	(282,409)
Property, plant and equipment, net	154,156	145,494
Intangible assets, net	453,059	420,224
Goodwill	2,356,690	2,247,966
Other assets, net	207,373	204,679
Long-term assets of discontinued operations	—	68,389
Total assets	$4,605,104	$4,276,683
Current liabilities:
Current portion of long-term debt	$2,225	$1,172
Accounts payable	153,754	168,033
Accrued restructuring and contract termination charges	8,559	7,479
Accrued expenses and other current liabilities	418,477	399,700
Current liabilities of discontinued operations	6,373	26,971
Total current liabilities	589,388	603,355
Long-term debt	1,089,395	1,045,254
Long-term liabilities	487,685	459,544
Long-term liabilities of discontinued operations	—	14,960
Total liabilities	2,166,468	2,123,113
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 110,196,000 shares and 109,617,000 shares at July 2, 2017 and at January 1, 2017, respectively	110,196	109,617
Capital in excess of par value	45,881	26,130
Retained earnings	2,345,986	2,118,684
Accumulated other comprehensive loss	(63,427)	(100,861)
Total stockholders’ equity	2,438,636	2,153,570
Total liabilities and stockholders’ equity	$4,605,104	$4,276,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016
	(In thousands)
Operating activities:
Net income	$242,672	$111,323
Income from discontinued operations and dispositions, net of income taxes	(143,884)	(11,823)
Income from continuing operations	98,788	99,500
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	9,651	4,468
Depreciation and amortization	49,505	50,241
Loss (gain) on disposition of businesses and assets, net	301	(5,562)
Stock-based compensation	11,767	9,675
Change in fair value of contingent consideration	909	5,627
Amortization of deferred debt financing costs and accretion of discount	1,231	751
Amortization of acquired inventory revaluation	4,240	396
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	5,215	7,364
Inventories	(9,913)	(10,608)
Accounts payable	(20,855)	717
Accrued expenses and other	(55,193)	(55,134)
Net cash provided by operating activities of continuing operations	95,646	107,435
Net cash provided by operating activities of discontinued operations	6,207	20,843
Net cash provided by operating activities	101,853	128,278
Investing activities:
Capital expenditures	(11,473)	(15,870)
Proceeds from disposition of businesses	—	21,000
Proceeds from surrender of life insurance policies	45	44
Changes in restricted cash balances	17,203	(2,000)
Activity related to acquisitions, net of cash and cash equivalents acquired	(123,578)	(10,484)
Net cash used in investing activities of continuing operations	(117,803)	(7,310)
Net cash provided by (used in) investing activities of discontinued operations	276,982	(450)
Net cash provided by (used in) investing activities	159,179	(7,760)
Financing activities:
Payments on borrowings	(145,950)	(195,000)
Proceeds from borrowings	146,952	240,000
Settlement of cash flow hedges	(4,314)	1,278
Net payments on other credit facilities	(577)	(553)
Payments for acquisition-related contingent consideration	(8,940)	(99)
Proceeds from issuance of common stock under stock plans	13,223	8,953
Purchases of common stock	(3,265)	(151,351)
Dividends paid	(15,363)	(15,474)
Net cash used in financing activities of continuing operations	(18,234)	(112,246)
Net cash used in financing activities of discontinued operations	(533)	(193)
Net cash used in financing activities	(18,767)	(112,439)
Effect of exchange rate changes on cash and cash equivalents	14,778	2,072
Net increase in cash and cash equivalents	257,043	10,151
Cash and cash equivalents at beginning of period	359,265	237,932
Cash and cash equivalents at end of period	$616,308	$248,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC (the “2016 Form 10-K”). The balance sheet amounts at January 1, 2017 in this report were derived from the Company’s audited 2016 consolidated financial statements included in the 2016 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 2, 2017 and July 3, 2016, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. If an entity modifies its awards and concludes that it is not required to apply modification accounting under the standard, it must still consider whether the modification affects its application of other guidance. Additionally, if a significant modification does not result in incremental compensation cost, entities are required to disclose the “lack of” incremental compensation cost resulting from such significant modification. The standard also removes the guidance in Topic 718 stating that modification accounting is not required when an entity adds an antidilution provision as long as that modification is not made in contemplation of an equity restructuring. The provisions of this guidance are to be applied on a prospective basis to awards modified on or after the effective date. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The provisions of this guidance are to be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 and will apply the provisions of this standard in its interim or annual goodwill impairment tests subsequent to January 2, 2017.

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

While the Company is currently evaluating the impact of the new revenue standard, the Company believes the key changes in the standard that impact revenue recognition relate to the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of software subscriptions or sales of licenses and maintenance for which the Company does not have vendor-specific objective evidence ("VSOE") for maintenance and/or support) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, the Company will be required to recognize the license revenue upon transfer of control of the applicable software, as compared to the current requirement of recognizing the entire sales price ratably over the maintenance period.

Note 2: Business Combinations
Acquisitions in fiscal year 2017
During the first six months of fiscal year 2017, the Company completed the acquisition of Tulip Diagnostics Private Limited (“Tulip”), a company based in Goa, India, for a total consideration of $127.3 million. The Company has a potential obligation to pay the shareholders of Tulip up to INR1.6 billion, currently equivalent to $24.9 million, that will be accounted for as compensation expense in the Company's financial statements over a two year period and is excluded from the purchase price allocation shown below. The excess of the purchase price over the fair value of the acquired business' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for this acquisition within the results of the Company's Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of this acquisition had a weighted average amortization period of 11.4 years.

The total purchase price for the acquisition in fiscal year 2017 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2017 Acquisition
(In thousands)
Fair value of business combination:
Cash payments	$126,007
Other liability	1,273
Less: cash acquired	(2,429)
Total	$124,851
Identifiable assets acquired and liabilities assumed:
Current assets	$15,825
Property, plant and equipment	9,643
Other assets	1,084
Identifiable intangible assets:
Core technology	3,500
Trade names	3,000
Customer relationships	43,000
Goodwill	72,454
Deferred taxes	(15,414)
Liabilities assumed	(8,241)
Total	$124,851

During the second quarter of fiscal year 2017, the Company entered into a Share Sale and Transfer Agreement with Prof. Dr. Winfried Stöcker (the “Controlling Shareholder”) and his affiliated investment holding company Stöcker Vermögensverwaltungsgesellschaft mbH & Co. KG (“Stöcker KG”), which together hold a majority equity interest in EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”), pursuant to which the Company or a wholly owned subsidiary of the Company (the “Purchaser”) will acquire up to 100% of the outstanding securities of EUROIMMUN, and EUROIMMUN will become a subsidiary of the Purchaser (the “Acquisition”). In addition to the majority equity interest in EUROIMMUN that the Controlling Shareholder and Stöcker KG will exchange for cash at the closing of the Acquisition, the Controlling Shareholder has undertaken to seek to enter into option agreements with all other shareholders in EUROIMMUN, which would, upon exercise by the Controlling Shareholder at the closing of the Acquisition result in such shareholders receiving the same per share price for their shares as will be received by the Controlling Shareholder and Stöcker KG. If the Acquisition is completed with 100% equity participation, EUROIMMUN’s shareholders will receive an aggregate consideration of €1.2 billion in cash, without interest thereon and subject to any tax withholding. The transaction is subject to customary closing conditions and is currently anticipated to close in the fourth quarter of fiscal year 2017 following the receipt of required standard regulatory approvals. EUROIMMUN is based in Lübeck, Germany, has approximately 2,400 employees, and is widely recognized as a global leader in autoimmune testing and an emerging force in infectious disease and allergy testing.

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
During the second quarter of fiscal year 2017, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocation. Based on this information, for the Tulip acquisition, the Company recognized an increase in intangible assets of $4.5 million and deferred tax liabilities of $0.4 million, with a corresponding decrease in goodwill of $4.1 million.
As of July 2, 2017, the Company may have to pay contingent consideration related to an acquisition with an open contingency period of up to $83.0 million. As of July 2, 2017, the Company has recorded contingent consideration obligations with an estimated fair value of $64.1 million, of which $15.3 million was recorded in accrued expenses and other current liabilities, and $48.8 million was recorded in long-term liabilities. As of January 1, 2017, the Company had recorded contingent consideration obligations with an estimated fair value of $63.2 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $47.8 million was recorded in long-term liabilities. The expected maximum earnout period for the acquisition with an open contingency period does not exceed 2.3 years from the acquisition date, and the remaining weighted average expected earnout period at July 2, 2017 was 1.5 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition and divestiture activities for the three and six months ended July 2, 2017 were $3.7 million and $6.3 million, respectively. Total transaction costs related to acquisition activities for the three and six months ended July 3, 2016 were $0.2 million and $0.5 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 3: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of July 2, 2017 and January 1, 2017.
On May 1, 2017 (the "Closing Date"), the Company completed the sale of its Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between the Company and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Closing Date, the Company received consideration of approximately $277.4 million for the sale of the Medical Imaging business, subject to post-closing working capital adjustments. In the second quarter of fiscal year 2017, the Company recorded a pre-tax gain of $180.4 million and income tax expense of $36.8 million related to the sale of the Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in the condensed consolidated balance sheet and the Company expects to utilize tax attributes to minimize the tax liability.
Following the closing, the Company is providing certain customary transitional services during a period of up to 12 months. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.
Beginning in the fourth quarter of fiscal year 2016, the Company presented its Medical Imaging business as discontinued operations in the Company's consolidated financial statements. Financial information in this report relating to the three and six months ended July 3, 2016 has been retrospectively adjusted to reflect this discontinued operation. The results of discontinued operations during the three and six months ended July 2, 2017 include the results of the Medical Imaging business through April 30, 2017.
The summary pre-tax operating results of the discontinued operations, were as follows for the three and six months ended:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Revenue	$8,249	$36,458	$44,343	$77,224
Cost of revenue	8,138	24,729	32,933	50,484
Selling, general and administrative expenses	1,926	3,042	5,869	6,049
Research and development expenses	1,294	3,139	4,891	6,953
Restructuring and contract termination charges, net	—	621	—	621
(Loss) income from discontinued operations before income taxes	$(3,109)	$4,927	$650	$13,117

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets at July 2, 2017 and January 1, 2017.

	July 2, 2017	January 1, 2017
	(In thousands)
Current assets of discontinued operations:
Accounts receivable	$—	$28,400
Inventories	—	26,977
Prepaid income taxes	—	425
Other current assets	—	3,183
Total current assets of discontinued operations	—	58,985
Property, plant and equipment, net	—	25,219
Intangible assets	—	3,292
Goodwill	—	38,794
Other assets, net	—	1,084
Long-term assets of discontinued operations	—	68,389
Total assets of discontinued operations	$—	$127,374

Current liabilities of discontinued operations:
Accounts payable	$—	$16,770
Accrued restructuring and contract termination charges	—	209
Accrued expenses and other current liabilities	6,373	9,992
Total current liabilities of discontinued operations	6,373	26,971
Deferred income taxes	—	7,851
Long-term liabilities	—	7,109
Total long-term liabilities	—	14,960
Total liabilities of discontinued operations	$6,373	$41,931

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

In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $2.9 million during the six months ended July 2, 2017, in the Discovery & Analytical Solutions segment.

At July 2, 2017, the Company had $14.2 million recorded for accrued restructuring and contract termination charges, of which $8.6 million was recorded in short-term accrued restructuring and contract termination charges, $2.7 million was recorded in long-term liabilities, and $2.9 million was recorded in other reserves. At January 1, 2017, the Company had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and contract termination charges and $3.0 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended July 2, 2017:

	Balance at January 1, 2017	2017 Charges	2017 Changes in Estimates, Net	2017 Amounts Paid	Balance at July 2, 2017
	(In thousands)
Severance:
Q1 2017 Plan	$—	$6,631	$—	$(2,665)	$3,966
Q3 2016 Plan	1,208	—	—	(765)	443
Q2 2016 Plan	1,436	—	—	(446)	990

Facility:
Q1 2017 Plan	—	66	—	(9)	57

Previous Plans	7,780	—	—	(2,063)	5,717
Restructuring	10,424	6,697	—	(5,948)	11,173
Contract Termination	117	2,909	45	(25)	3,046
Total Restructuring and Contract Termination	$10,541	$9,606	$45	$(5,973)	$14,219

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Interest income	$(490)	$(127)	$(710)	$(237)
Interest expense	10,672	9,939	21,536	19,780
Loss (gain) on disposition of businesses and assets, net	301	(5,562)	301	(5,562)
Other (income) expense, net	(5,278)	1,143	(4,326)	2,498
Total interest and other expense, net	$5,205	$5,393	$16,801	$16,479
Foreign currency transaction gains were $1.2 million and $2.7 million for the three and six months ended July 2, 2017, respectively. Foreign currency transaction (gains) losses were $(0.6) million and $3.5 million for the three and six months ended July 3, 2016, respectively. Net gains from forward currency hedge contracts were $4.1 million and $1.7 million for the three and six months ended July 2, 2017, respectively. Net losses (gains) from forward currency hedge contracts were $1.8 million and $(1.0) million for the three and six months ended July 3, 2016, respectively. These amounts were included in other expense, net.

Note 6: Inventories

Inventories as of July 2, 2017 and January 1, 2017 consisted of the following:

	July 2, 2017	January 1, 2017
	(In thousands)
Raw materials	$94,210	$79,189
Work in progress	8,155	6,561
Finished goods	172,720	161,097
Total inventories	$275,085	$246,847

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
The total provision for (benefits from) income taxes included in the consolidated financial statements consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Continuing operations	$8,066	$3,117	$11,987	$10,864
Discontinued operations and dispositions	35,925	(1,182)	37,143	1,283
Total	$43,991	$1,935	$49,130	$12,147

At July 2, 2017, the Company had gross tax effected unrecognized tax benefits of $28.9 million, of which $27.2 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

The Company believes that it is reasonably possible that approximately $3.8 million of its uncertain tax positions at July 2, 2017, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first six months of fiscal years 2017 and 2016, the Company recorded net discrete income tax benefits of $4.9 million and $5.4 million, respectively. The discrete tax benefits in the first six months of fiscal year 2017 and 2016 included the recognition of excess tax benefits on stock compensation of $3.4 million and $3.8 million, respectively.
As a result of the sale of the Medical Imaging business, the Company sold assets and liabilities of certain foreign operations and therefore the Company plans to liquidate the related foreign entity and repatriate approximately $55.0 million of previously unremitted earnings. As a result of the planned repatriation, the Company has provided for the estimated taxes on the repatriation of those earnings and recorded an increase to the Company’s tax provision of $3.5 million in discontinued operations and dispositions for the three and six months ended July 2, 2017. The Company expects to utilize tax attributes to minimize the cash taxes paid on the repatriation.
Taxes have not been provided for unremitted earnings that the Company continues to consider indefinitely reinvested, the determination of which is based on its future operational and capital requirements. The Company continues to maintain its indefinite reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings. As of July 2, 2017, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the United States indefinitely and for which no U.S. tax cost has been provided was approximately $1.2 billion. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Note 8: Debt

Senior Unsecured Revolving Credit Facility.  The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of July 2, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of July 2, 2017, the Company had $988.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of July 2, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $3.8 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of July 2, 2017, the 2021 Notes had an aggregate carrying value of $496.2 million, net of $1.6 million of unamortized original issue discount and $2.3 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of July 2, 2017, the 2026 Notes had an aggregate carrying value of $561.8 million, net of $4.6 million of unamortized original issue discount and $4.5 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At July 2, 2017, the Company had $36.5 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.3 million was recorded as long-term debt. At January 1, 2017, the Company had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Number of common shares—basic	109,894	108,970	109,681	109,690
Effect of dilutive securities:
Stock options	668	688	636	675
Restricted stock awards	200	186	167	155
Number of common shares—diluted	110,762	109,844	110,484	110,520
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	457	250	558	674
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

Effective October 3, 2016, the Company realigned its businesses to better organize around customer requirements, positioning the Company to grow in attractive end markets and expand share with the Company's core product offerings. Diagnostics became a standalone operating segment and the Company formed a new operating segment, Discovery & Analytical Solutions. The results reported for the three and six months ended July 2, 2017 reflect this new alignment of the Company's operating segments. Financial information in this report relating to the three and six months ended July 3, 2016 has been retrospectively adjusted to reflect this change to the Company's operating segments.

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

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the activity related to the mark-to-market adjustment on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments. During the first quarter of fiscal year 2017, the Company changed the manner in which certain shared functional costs are allocated to the operating segments. Segment financial information relating to the three and six months ended July 3, 2016 has been retrospectively adjusted to reflect this change to the cost allocation methodology. Accordingly, for the three and six months ended July 3, 2016, operating income from continuing operations from the Discovery & Analytical Solutions segment decreased by $2.5 million and $6.2 million, respectively, with a corresponding increase in operating income from continuing operations of the Diagnostics segment.
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$227,290	$236,513	$442,450	$455,919
Service revenue	155,838	144,991	302,438	282,032
Total revenue	383,128	381,504	744,888	737,951
Operating income from continuing operations	51,481	41,617	82,060	81,086
Diagnostics
Product revenue	127,711	120,462	246,265	225,409
Service revenue	36,123	34,276	69,924	70,898
Total revenue	163,834	154,738	316,189	296,307
Operating income from continuing operations	37,641	37,840	71,051	71,614
Corporate
Operating loss from continuing operations	(13,125)	(13,191)	(25,535)	(25,857)
Continuing Operations
Product revenue	355,001	356,975	688,715	681,328
Service revenue	191,961	179,267	372,362	352,930
Total revenue	546,962	536,242	1,061,077	1,034,258
Operating income from continuing operations	75,997	66,266	127,576	126,843
Interest and other expense, net (see Note 5)	5,205	5,393	16,801	16,479
Income from continuing operations before income taxes	$70,792	$60,873	$110,775	$110,364

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 2, 2017	January 1, 2017
	(In thousands)
Foreign currency translation adjustments	$(63,523)	$(100,923)
Unrecognized prior service costs, net of income taxes	399	399
Unrealized net losses on securities, net of income taxes	(303)	(337)
Accumulated other comprehensive loss	$(63,427)	$(100,861)

Stock Repurchases:
On July 27, 2016, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the six months ended July 2, 2017, the Company had no stock repurchases under the Repurchase Program. As of July 2, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended July 2, 2017, the Company repurchased 7,591 shares of common stock for this purpose at an aggregate cost of $0.5 million. During the six months ended July 2, 2017, the

Company repurchased 70,540 shares of common stock for this purpose at an aggregate cost of $3.8 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first two quarters of fiscal year 2017 and in each quarter of fiscal year 2016. At July 2, 2017, the Company has accrued $7.7 million for dividends declared on April 28, 2017 for the second quarter of fiscal year 2017 that will be payable on August 10, 2017. On July 24, 2017, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2017 that will be payable on November 10, 2017. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Cost of revenue	$281	$304	$541	$494
Research and development expenses	377	231	704	400
Selling, general and administrative expenses	6,183	5,294	10,522	8,781
Total stock-based compensation expense	$6,841	$5,829	$11,767	$9,675
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $5.1 million and $8.0 million for the three and six months ended July 2, 2017, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $5.3 million and $7.3 million for the three and six months ended July 3, 2016, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million and $0.6 million as of July 2, 2017 and July 3, 2016, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	July 2, 2017	July 3, 2016
Risk-free interest rate	1.8%	1.3%
Expected dividend yield	0.5%	0.6%
Expected term	5 years	5 years
Expected stock volatility	22.4%	25.2%

The following table summarizes stock option activity for the six months ended July 2, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 1, 2017	2,287	$37.64
Granted	451	53.54
Exercised	(432)	30.64
Forfeited	(6)	50.48
Outstanding at July 2, 2017	2,300	$42.04	4.3	$46.2
Exercisable at July 2, 2017	1,359	$37.09	3.2	$34.0
The weighted-average per-share grant-date fair value of options granted during the three and six months ended July 2, 2017 was $13.27 and $11.74, respectively. The weighted-average per-share grant-date fair value of options granted during the three and six months ended July 3, 2016 was $12.49 and $10.13, respectively. The total intrinsic value of options exercised during the three and six months ended July 2, 2017 was $9.1 million and $12.2 million, respectively. The total intrinsic value of options exercised during the three and six months ended July 3, 2016 was $10.3 million and $11.9 million, respectively. Cash received from option exercises for the six months ended July 2, 2017 and July 3, 2016 was $13.2 million and $9.0 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.2 million and $2.4 million for the three and six months ended July 2, 2017, respectively, and $1.2 million and $2.3 million for the three and six months ended July 3, 2016, respectively.
There was $8.4 million of total unrecognized compensation cost related to nonvested stock options granted as of July 2, 2017. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended July 2, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 1, 2017	521	$46.48
Granted	217	53.92
Vested	(204)	45.57
Forfeited	(15)	49.00
Nonvested at July 2, 2017	519	$49.87
The fair value of restricted stock awards vested during the three and six months ended July 2, 2017 was $1.5 million and $9.3 million, respectively. The fair value of restricted stock awards vested during the three and six months ended July 3, 2016 was $0.9 million and $7.8 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $3.0 million and $5.4 million for the three and six months ended July 2, 2017, respectively, and $2.8 million and $4.9 million for the three and six months ended July 3, 2016, respectively.
As of July 2, 2017, there was $18.4 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 54,337 performance restricted stock units during the six months ended July 2, 2017, that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the six months ended July 2, 2017 was $52.78. During the six months ended July 2, 2017, no performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $0.2 million and $0.5 million for the three and six months ended July 2, 2017, respectively. As of July 2, 2017, there were 54,337 performance restricted stock units outstanding.

Performance Units: As part of the Company's executive compensation program, the Company granted 49,845 and 77,453 performance units during the six months ended July 2, 2017 and July 3, 2016, respectively. The weighted-average per-share grant-date fair value of performance units granted during the six months ended July 2, 2017 and July 3, 2016 was $52.69 and $42.47, respectively. During the six months ended July 2, 2017 and July 3, 2016, no performance units were forfeited. The total compensation expense recognized related to performance units was $1.7 million and $2.8 million for the three and six months ended July 2, 2017, respectively, and $1.1 million and $1.7 million for the three and six months ended July 3, 2016, respectively. As of July 2, 2017, there were 179,620 performance units outstanding and subject to forfeiture, with a corresponding liability of $5.7 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides non-employee directors an annual equity award. The Company granted 1,598 and 1,821 shares to each non-employee member of the Board during the six months ended July 2, 2017 and July 3, 2016, respectively. The weighted-average per-share grant-date fair value of the stock awards granted during the six months ended July 2, 2017 and July 3, 2016 was $62.56 and $54.91, respectively. The total compensation expense recognized related to these stock awards was $0.7 million for each of the six months ended July 2, 2017 and July 3, 2016.
Employee Stock Purchase Plan: During the six months ended July 2, 2017, the Company issued 18,483 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $64.73 per share. During the six months ended July 3, 2016, the Company issued 23,898 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $49.80 per share. At July 2, 2017, an aggregate of 0.9 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 2, 2017, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2017.
The changes in the carrying amount of goodwill for the six months ended July 2, 2017 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 1, 2017	$1,303,936	$944,030	$2,247,966
Foreign currency translation	21,771	16,699	38,470
Acquisitions and other	(1,800)	72,054	70,254
Balance at July 2, 2017	$1,323,907	$1,032,783	$2,356,690
Identifiable intangible asset balances at July 2, 2017 and January 1, 2017 by category were as follows:

	July 2, 2017	January 1, 2017
	(In thousands)
Patents	$39,930	$39,901
Less: Accumulated amortization	(33,758)	(32,408)
Net patents	6,172	7,493
Trade names and trademarks	43,900	40,086
Less: Accumulated amortization	(26,135)	(24,017)
Net trade names and trademarks	17,765	16,069
Licenses	50,983	57,767
Less: Accumulated amortization	(41,111)	(46,507)
Net licenses	9,872	11,260
Core technology	295,956	304,187
Less: Accumulated amortization	(229,848)	(233,720)
Net core technology	66,108	70,467
Customer relationships	422,291	383,303
Less: Accumulated amortization	(219,052)	(213,062)
Net customer relationships	203,239	170,241
IPR&D	84,252	78,515
Less: Accumulated amortization	(4,933)	(4,405)
Net IPR&D	79,319	74,110
Net amortizable intangible assets	382,475	349,640
Non-amortizing intangible assets:
Trade name	70,584	70,584
Total	$453,059	$420,224
Total amortization expense related to definite-lived intangible assets was $17.5 million and $34.6 million for the three and six months ended July 2, 2017, respectively, and $18.4 million and $37.0 million for the three and six months ended July 3, 2016, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $34.7 million for the remainder of fiscal year 2017, $69.1 million for fiscal year 2018, $57.5 million for fiscal year 2019, $49.2 million for fiscal year 2020, and $36.3 million for fiscal year 2021.

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
A summary of warranty reserve activity for the three and six months ended July 2, 2017 and July 3, 2016 is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Balance at beginning of period	$8,937	$9,751	$9,012	$9,843
Provision charged to income	3,391	3,793	6,380	7,452
Payments	(3,412)	(3,699)	(7,137)	(7,614)
Adjustments to previously provided warranties, net	(24)	(182)	515	(249)
Foreign currency translation and acquisitions	196	(67)	318	164
Balance at end of period	$9,088	$9,596	$9,088	$9,596

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans for the three and six months ended July 2, 2017 and July 3, 2016:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Service cost	$1,222	$1,096	$23	$25
Interest cost	4,133	4,727	31	36
Expected return on plan assets	(6,541)	(6,174)	(278)	(259)
Amortization of prior service costs	(48)	(55)	—	—
Net periodic pension credit	$(1,234)	$(406)	$(224)	$(198)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Service cost	$2,436	$2,188	$46	$50
Interest cost	8,260	9,457	62	72
Expected return on plan assets	(13,041)	(12,362)	(557)	(518)
Amortization of prior service costs	(95)	(109)	—	—
Net periodic benefit credit	$(2,440)	$(826)	$(449)	$(396)
During the six months ended July 2, 2017 and July 3, 2016, the Company contributed $4.1 million and $5.2 million, respectively, in the aggregate, to pension plans outside of the United States.
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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $128.6 million, $137.5 million and $131.5 million at July 2, 2017, January 1, 2017 and July 3, 2016, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 2, 2017 and July 3, 2016.

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

The outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €23.5 million and combined U.S. Dollar notional amounts of $133.3 million as of July 2, 2017, combined Euro notional amounts of €58.6 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017, and combined Euro notional amounts of €45.4 million as of July 3, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 2, 2017 and July 3, 2016. The Company paid $4.3 million and received $1.3 million during the six months ended July 2, 2017 and July 3, 2016, respectively, from the settlement of these hedges.
In connection with the issuance of the 2026 Notes during the fiscal year 2016, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 2, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.9 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $36.4 million and $43.5 million for the three and six months ended July 2, 2017, respectively.
On June 27, 2017, in connection with the planned acquisition of EUROIMMUN, the Company entered into several foreign currency forward contracts to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price. The currency purchased was Euro, with an aggregate notional amount totaling $1.14 billion. These currency forward contracts were not designated as hedging instruments and therefore the change in the derivative fair value was marked to market through the condensed consolidated statement of operations, which resulted in a $6.3 million gain being included in other expense, net during the three and six months ended July 2, 2017.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of July 2, 2017.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 2, 2017. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 2, 2017 and January 1, 2017 classified in one of the three classifications described above:

		Fair Value Measurements at July 2, 2017 Using:
	Total Carrying Value at July 2, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,893	$1,893	$—	$—
Foreign exchange derivative assets	7,057	—	7,057	—
Foreign exchange derivative liabilities	(1,946)	—	(1,946)	—
Contingent consideration	(64,076)	—	—	(64,076)

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,678	$1,678	$—	$—
Foreign exchange derivative assets	1,208	—	1,208	—
Foreign exchange derivative liabilities	(1,370)	—	(1,370)	—
Contingent consideration	(63,201)	—	—	(63,201)

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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 2, 2017 and January 1, 2017, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the second quarter of fiscal year 2017, the Company updated the fair value of the contingent consideration and recorded a liability of $64.1 million as of July 2, 2017. The key assumptions used to determine the fair value of the contingent consideration as of July 2, 2017 included projected milestone dates of 2018 to 2019, discount rates ranging from 2.4% to 7.1%, conditional probabilities of success of each individual milestone ranging from 90% to 95% and cumulative probabilities of success for each individual milestone ranging from 65.8% to 95%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of July 2, 2017, the Company may have to pay contingent consideration related to an acquisition with open contingency period of up to $83.0 million. The expected maximum earnout period for the acquisition with an open contingency period does not exceed 2.3 years from the acquisition date, and the remaining weighted average earnout period at July 2, 2017 was 1.5 years.

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Balance at beginning of period	$(63,978)	$(58,579)	$(63,201)	$(57,350)
Amounts paid and foreign currency translation	—	6	34	100
Change in fair value (included within selling, general and administrative expenses)	(98)	(4,305)	(909)	(5,628)
Balance at end of period	$(64,076)	$(62,878)	$(64,076)	$(62,878)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of July 2, 2017 and January 1, 2017 , the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had no outstanding borrowings. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2017.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $496.2 million, net of $1.6 million of unamortized original issue discount and $2.3 million of unamortized debt issuance costs as of July 2, 2017. The 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs as of January 1, 2017. The 2021 Notes had a fair value of $545.7 million and $539.2 million as of July 2, 2017 and January 1, 2017, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500 million, had an aggregate carrying value of $561.8 million, net of $4.6 million of unamortized original issue discount and $4.5 million of unamortized debt issuance costs as of July 2, 2017. The 2026 Notes had a fair value of €504.7 million and €507.5 million as of July 2, 2017 and January 1, 2017, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of 36.5 million and $37.1 million as of July 2, 2017 and January 1, 2017, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of July 2, 2017, the 2021 Notes, 2026 Notes and financing lease obligations were classified as Level 2.
As of July 2, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.9 million as of July 2, 2017 and January 1, 2017, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 2, 2017 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
We realigned our businesses at the beginning of the fourth quarter of fiscal year 2016 to better organize around customer requirements, positioning us to grow in attractive end markets and expand share with our core product offerings. Diagnostics became a standalone operating segment and we formed a new operating segment, Discovery & Analytical Solutions. The results reported for the three and six months ended July 2, 2017 reflect this new alignment of our operating segments. Financial information in this report relating to the three and six months ended July 3, 2016 has been retrospectively adjusted to reflect the change in our operating segments.
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

Overview of the Second Quarter of Fiscal Year 2017
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 31, 2017 ("fiscal year 2017") will include 52 weeks, and the fiscal year ended January 1, 2017 ("fiscal year 2016") included 52 weeks.
Our overall revenue in the second quarter of fiscal year 2017 was $547.0 million and increased $10.7 million, or 2%, as compared to the second quarter of fiscal year 2016, reflecting an increase of $1.6 million, or 0.4%, in our Discovery & Analytical Solutions segment revenue and an increase of $9.1 million, or 6%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the second quarter of fiscal year 2017 was primarily due to an increased demand in our laboratory services business, partially offset by declines in our life sciences research business due to softer than expected academic market in Europe and issues with customer ordering patterns. Our revenue from environmental, food and industrial markets was flat. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2017 was primarily due to strong performance of our newborn and infectious disease screening solutions.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the second quarter of fiscal year 2017 as compared to the second quarter of fiscal year 2016. During the second quarter of fiscal year 2017, we continued to experience increased demand for our OneSource laboratory service business, which offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. The growth in our Discovery & Analytical Solutions segment was partially offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened, as well as a decline in revenues due to a softer than expected academic market in Europe in our life sciences research business due to funding pressures and issues with customer ordering patterns.
In our Diagnostics segment, we experienced growth from continued expansion in our newborn and infectious disease screening businesses. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the second quarter of fiscal year 2017. The growth in our Diagnostics segment was partially offset by unfavorable impacts from foreign currency as the U.S. dollar strengthened. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in a reduction of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets.
Our consolidated gross margins decreased 20 basis points in the second quarter of fiscal year 2017, as compared to the second quarter of fiscal year 2016, primarily due to a shift in product mix, with an increase in sales of lower gross margin product offerings and lower software sales, which are higher gross margin product offerings, offset by benefits from our initiatives to improve our supply chain. Our consolidated operating margins increased 154 basis points in the second quarter of fiscal year 2017, as compared to the second quarter of fiscal year 2016, primarily due to lower costs as a result of our cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
In the second quarter of fiscal year 2017, we recorded a pre-tax gain of $180.4 million and income tax expense of $36.8 million related to the sale of our Medical Imaging business in discontinued operations and dispositions.
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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (our “2016 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the six months ended July 2, 2017.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 2, 2017 was $547.0 million, as compared to $536.2 million for the three months ended July 3, 2016, an increase of $10.7 million, or 2%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 2, 2017 as compared to the three months ended July 3, 2016 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $383.1 million for the three months ended July 2, 2017, as compared to $381.5 million for the three months ended July 3, 2016, an increase of $1.6 million, or 0.4%, primarily due to an increase of $7.5 million from our laboratory services market revenue, partially offset by a decrease of $5.9 million from our life sciences research market revenue. Our revenue from environmental, food and industrial markets was flat. Our Diagnostics segment revenue was $163.8 million for the three months ended July 2, 2017, as compared to $154.7 million for the three months ended July 3, 2016, an increase of $9.1 million, or 6%, due to continued expansion in our newborn and infectious disease screening solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended July 2, 2017 and July 3, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Revenue for the six months ended July 2, 2017 was $1,061.1 million, as compared to $1,034.3 million for the six months ended July 3, 2016, an increase of $26.8 million, or 3%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 2, 2017 as compared to the six months ended July 3, 2016 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $744.9 million for the six months ended July 2, 2017, as compared to $738.0 million for the six months ended July 3, 2016, an increase of $6.9 million, or 1%, primarily due to an increase of $16.3 million from our laboratory services market revenue and an increase of $1.8 million from our environmental, food and industrial markets revenue, partially offset by a decrease of $11.2 million from our life sciences research market revenue. Our Diagnostics segment revenue was $316.2 million for the six months ended July 2, 2017, as compared to $296.3 million for the six months ended July 3, 2016, an increase of $19.8 million, or 7%, due to continued expansion in our newborn, maternal fetal health and infectious disease screening solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue for each of the six months ended July 2, 2017 and July 3, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 2, 2017 was $289.5 million, as compared to $282.7 million for the three months ended July 3, 2016, an increase of $6.8 million, or 2%. As a percentage of revenue, cost of revenue increased to 52.9% for the three months ended July 2, 2017, from 52.7% for the three months ended July 3, 2016, resulting in a decrease in gross margin of 20 basis points to 47.1% for the three months ended July 2, 2017, from 47.3% for the three months ended July 3, 2016. Amortization of intangible assets decreased and was $7.1 million for the three months ended July 2, 2017, as compared to $8.1 million for the three months ended July 3, 2016. Stock-based compensation expense was $0.3 million for each of the three months ended July 2, 2017 and July 3, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $2.1 million for the three months ended July 2, 2017 as compared to $0.3 million for the three months ended July 3, 2016. In addition to the above items, the overall decrease in gross margin was primarily the result of shift in product mix, with an increase in sales of lower gross margin product offerings and lower sales of higher gross margin products, partially offset by benefits from our initiatives to improve our supply chain.
Cost of revenue for the six months ended July 2, 2017 was $564.0 million, as compared to $545.6 million for the six months ended July 3, 2016, an increase of $18.3 million, or 3%. As a percentage of revenue, cost of revenue increased to 53.2% for the six months ended July 2, 2017, from 52.8% for the six months ended July 3, 2016, resulting in a decrease in gross margin of 40 basis points to 46.8% for the six months ended July 2, 2017, from 47.2% for the six months ended July 3, 2016. Amortization of intangible assets decreased and was $14.2 million for the six months ended July 2, 2017, as compared to $16.3 million for the six months ended July 3, 2016. Stock-based compensation expense was $0.5 million for each of the six months ended July 2, 2017 and July 3, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $4.2 million for the six months ended July 2, 2017 as compared to $0.4 million for the six months ended July 3, 2016. In addition to the above items, the overall decrease in gross margin was primarily the result of shift in product mix, with an increase in sales of lower gross margin product offerings and lower sales of higher gross margin products, partially offset by benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 2, 2017 were $147.9 million, as compared to $151.0 million for the three months ended July 3, 2016, a decrease of $3.0 million, or 2.0%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.0% for the three months ended July 2, 2017, as compared to 28.1% for the three months ended July 3, 2016. Amortization of intangible assets increased and was $10.4 million for the three months ended July 2, 2017, as compared to $10.1 million for the three months ended July 3, 2016. Stock-based compensation expense was $6.2 million for the three months ended July 2, 2017 as compared to $5.3 million for the three months ended July 3, 2016. Other purchase accounting adjustments added an incremental expense of $0.1 million for the three months ended July 2, 2017, as compared to $4.3 million for the three months ended July 3, 2016. Acquisition and divestiture-related expenses added an incremental expense of $3.7 million for the three months ended July 2, 2017 as compared to $0.2 million for the three months ended July 3, 2016. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of lower costs as a result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended July 2, 2017 were $293.0 million, as compared to $295.5 million for the six months ended July 3, 2016, a decrease of $2.5 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.6% for the six months ended July 2, 2017, as compared to 28.6% for the six months ended July 3, 2016. Amortization of intangible assets decreased and was $20.2 million for the six months ended July 2, 2017, as compared to $20.3 million for the six months ended July 3, 2016. Stock-based compensation expense was $10.5 million for the six months ended July 2, 2017 as compared to $8.8 million for the six months ended July 3, 2016. Other purchase accounting adjustments added an incremental expense of $0.9 million for the six months ended July 2, 2017, as compared to $5.7 million for the six months ended July 3, 2016. Acquisition and divestiture-related expenses added an incremental expense of $6.3 million for the six months ended July 2, 2017 as compared to $0.5 million for the six months ended July 3, 2016. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of lower costs as a result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended July 2, 2017 were $33.6 million, as compared to $31.9 million for the three months ended July 3, 2016, an increase of $1.7 million, or 5%. As a percentage of revenue, research and development expenses increased and were 6.1% for the three months ended July 2, 2017, as compared to 5.9% for the three months ended July 3, 2016. Amortization of intangible assets decreased and was $0.1 million for the three months ended July 2, 2017 as compared to $0.2 million for the three months ended July 3, 2016. Stock-based compensation expense was $0.4 million for the three months ended July 2, 2017 as compared to $0.2 million for the three months ended July 3, 2016. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and development expenses for the six months ended July 2, 2017 were $66.9 million, as compared to $61.8 million for the six months ended July 3, 2016, an increase of $5.0 million, or 8%. As a percentage of revenue, research and development expenses increased and were 6.3% for the six months ended July 2, 2017, as compared to 6.0% for the six months ended July 3, 2016. Amortization of intangible assets decreased and was $0.2 million for the six months ended July 2, 2017 as compared to $0.4 million for the six months ended July 3, 2016. Stock-based compensation expense was $0.7 million for the six months ended July 2, 2017 as compared to $0.4 million for the six months ended July 3, 2016. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

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

In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $2.9 million during the six months ended July 2, 2017, in the Discovery & Analytical Solutions segment.

At July 2, 2017, we had $14.2 million recorded for accrued restructuring and contract termination charges, of which $8.6 million was recorded in short-term accrued restructuring and contract termination charges, $2.7 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. At January 1, 2017, we had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and contract termination charges and $3.0 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended July 2, 2017:

	Balance at January 1, 2017	2017 Charges	2017 Changes in Estimates, Net	2017 Amounts Paid	Balance at July 2, 2017
	(In thousands)
Severance:
Q1 2017 Plan	$—	$6,631	$—	$(2,665)	$3,966
Q3 2016 Plan	1,208	—	—	(765)	443
Q2 2016 Plan	1,436	—	—	(446)	990

Facility:
Q1 2017 Plan	—	66	—	(9)	57

Previous Plans	7,780	—	—	(2,063)	5,717
Restructuring	10,424	6,697	—	(5,948)	11,173
Contract Termination	117	2,909	45	(25)	3,046
Total Restructuring and Contract Termination	$10,541	$9,606	$45	$(5,973)	$14,219

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Interest income	$(490)	$(127)	$(710)	$(237)
Interest expense	10,672	9,939	21,536	19,780
Loss (gain) on disposition of businesses and assets, net	301	(5,562)	301	(5,562)
Other (income) expense, net	(5,278)	1,143	(4,326)	2,498
Total interest and other expense, net	$5,205	$5,393	$16,801	$16,479
Interest and other expense, net, for the three months ended July 2, 2017 was an expense of $5.2 million, as compared to an expense of $5.4 million for the three months ended July 3, 2016, a decrease of $0.2 million. The decrease in interest and other expense, net, for the three months ended July 2, 2017, as compared to the three months ended July 3, 2016, was primarily due to a decrease in other expenses, net by $6.4 million, which consisted primarily of foreign exchange gain related to the remeasurement of the acquisition-related hedges and a net loss on disposition of businesses and assets of $0.3 million for the three months ended July 2, 2017, as compared to a net gain of $5.6 million for the three months ended July 3, 2016.
Interest and other expense, net, for the six months ended July 2, 2017 was an expense of $16.8 million, as compared to an expense of $16.5 million for the six months ended July 3, 2016, an increase of $0.3 million. The increase in interest and other expense, net, for the six months ended July 2, 2017, as compared to the six months ended July 3, 2016, was primarily due to an increase of $1.8 million in interest expense, higher interest rates and an increase in debt issuance costs. This was partially offset by a decrease in other expenses, net by $6.8 million which consisted primarily of foreign exchange gain related to remeasurement of the acquisition-related hedges.
Provision for Income Taxes
For the three months ended July 2, 2017, the provision for income taxes from continuing operations was $8.1 million, as compared to $3.1 million for the three months ended July 3, 2016. For the six months ended July 2, 2017, the provision for income taxes from continuing operations was $12.0 million, as compared to $10.9 million for the six months ended July 3, 2016.
The effective tax rate from continuing operations was 11.4% and 10.8% for the three and six months ended July 2, 2017, respectively, as compared to 5.1% and 9.8% for the three and six months ended July 3, 2016, respectively. The higher effective tax rate during the three months ended July 2, 2017, as compared to the three months ended July 3, 2016, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2017 as compared to fiscal year 2016 and lower tax benefits related to discrete items, which were $2.4 million in the three months ended July 2, 2017, as compared to $4.5 million in the three months ended July 3, 2016. The higher effective tax rate during the six months ended July 2, 2017, as compared to the six months ended July 3, 2016, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2017 as compared to fiscal year 2016 and lower tax benefits related to discrete items, which were $4.9 million in the six months ended July 2, 2017, as compared to $5.4 million in the six months ended July 3, 2016.
As a result of the sale of our Medical Imaging business, we sold assets and liabilities of certain foreign operations and therefore we plan to liquidate the related foreign entity and repatriate approximately $55.0 million of previously unremitted earnings. As a result of the planned repatriation, we provided for the estimated taxes on the repatriation of those earnings and recorded an increase to our tax provision of $3.5 million in discontinued operations and dispositions for the three and six months ended July 2, 2017. We expect to utilize tax attributes to minimize the cash taxes paid on the repatriation.
Taxes have not been provided for unremitted earnings that we continue to consider indefinitely reinvested, the determination of which is based on our future operational and capital requirements. We continue to maintain our indefinite reinvestment assertion with regards to the remaining unremitted earnings of our foreign subsidiaries, and therefore do not accrue U.S. tax for the repatriation of our remaining unremitted foreign earnings. As of July 2, 2017, the amount of foreign earnings that we have the intent and ability to keep invested outside the United States indefinitely and for which no U.S. tax cost has been provided was approximately $1.2 billion. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations, and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operations, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of July 2, 2017 and January 1, 2017.
On May 1, 2017 (the "Closing Date"), we completed the sale of our Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between the Company and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Closing Date, we received consideration of approximately $277.4 million for the sale of our Medical Imaging business, subject to post-closing working capital adjustments. In the second quarter of fiscal year 2017, we recorded a pre-tax gain of $180.4 million and income tax expense of $36.8 million related to the sale of our Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in the condensed consolidated balance sheet and we expect to utilize tax attributes to minimize the tax liability.
Following the closing, we are providing certain customary transitional services during a period of up to 12 months. Commercial transactions between us and Varex following the closing of the transaction are not expected to be significant.

The results of discontinued operations during the three and six months ended July 2, 2017 include the results of the Medical Imaging business through April 30, 2017. The summary pre-tax operating results of the discontinued operations, were as follows for the three and six months ended:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Revenue	$8,249	$36,458	$44,343	$77,224
Cost of revenue	8,138	24,729	32,933	50,484
Selling, general and administrative expenses	1,926	3,042	5,869	6,049
Research and development expenses	1,294	3,139	4,891	6,953
Restructuring and contract termination charges, net	—	621	—	621
(Loss) income from discontinued operations before income taxes	$(3,109)	$4,927	$650	$13,117
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.9 million as of July 2, 2017 and January 1, 2017, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at July 2, 2017 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended July 2, 2017 was $383.1 million, as compared to $381.5 million for the three months ended July 3, 2016, an increase of $1.6 million, or 0.4%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the three months ended July 2, 2017, as compared to the three months ended July 3, 2016, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $7.5 million in our laboratory services market revenue, partially offset by a decrease in life sciences market revenue of $5.9 million. Our revenue from environmental, food and industrial markets was flat. In our laboratory services market, we had higher growth in our core environmental services. In our environmental, food and industrial markets, we experienced higher growth in our inorganic product offerings that was partially offset by a decline in revenue from our food and organic product offerings. In our life sciences market, we experienced a decline in revenue due to a softer than expected academic market in Europe due to funding pressures and issues with customer ordering patterns.
Revenue for the six months ended July 2, 2017 was $744.9 million, as compared to $738.0 million for the six months ended July 3, 2016, an increase of $6.9 million, or 1%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the six months ended July 2, 2017, as compared to the six months ended July 3, 2016, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $16.3 million in our laboratory services market revenue and an increase in environmental, food and industrial markets revenue of $1.8 million, partially offset by a decrease in life sciences market revenue of $11.2 million. In our laboratory services market, we had higher growth in our core environmental services. In our environmental, food and industrial markets, we experienced higher growth in our food and inorganic product offerings as a result of increased government regulation of soil and water and increased focus on food safety laws and mandatory testing, particularly in the emerging markets such as China and India, as well as in Americas. In our life sciences market, we experienced a decline in revenue due to a softer than expected academic market in Europe due to funding pressures and issues with customer ordering patterns.
Operating income from continuing operations for the three months ended July 2, 2017 was $51.5 million, as compared to $41.6 million for the three months ended July 3, 2016, an increase of $9.9 million, or 24%. Amortization of intangible assets was $12.4 million for the three months ended July 2, 2017, as compared to $13.9 million for the three months ended July 3, 2016. Restructuring and contract termination charges, net, were zero for the three months ended July 2, 2017, as compared to $4.1 million for the three months ended July 3, 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.1 million for each of the three months ended July 2, 2017 and July 3, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended July 3, 2016. In addition to the above items, operating income increased for the three months ended July 2, 2017, as compared to the three months ended July 3, 2016, as we continue to see the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses and shift in product mix, with an increase in sales of lower gross margin product offerings.
Operating income from continuing operations for the six months ended July 2, 2017 was $82.1 million, as compared to $81.1 million for the six months ended July 3, 2016, an increase of $1.0 million, or 1%. Amortization of intangible assets was $24.6 million for the six months ended July 2, 2017, as compared to $28.0 million for the six months ended July 3, 2016. Restructuring and contract termination charges, net, were $8.0 million for the six months ended July 2, 2017, as compared to $4.1 million for the six months ended July 3, 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.4 million for the six months ended July 2, 2017, as compared to $0.3 million for the six months ended July 3, 2016. The Amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.4 million for the six months ended July 3, 2016. In addition to the above items, operating income increased for the six months ended July 2, 2017, as compared to the six months ended July 3, 2016, as we continue to see the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses and shift in product mix, with an increase in sales of lower gross margin product offerings.
Diagnostics
Revenue for the three months ended July 2, 2017 was $163.8 million, as compared to $154.7 million for the three months ended July 3, 2016, an increase of $9.1 million, or 6%, which includes an approximate 6% increase in revenue attributable to acquisitions and divestitures and 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended July 2, 2017 and July 3, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, as well as in Europe. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the three months ended July 2, 2017.
Revenue for the six months ended July 2, 2017 was $316.2 million, as compared to $296.3 million for the six months ended July 3, 2016, an increase of $19.8 million, or 7%, which includes an approximate 3% increase in revenue attributable to acquisitions and divestitures and 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue in our Diagnostics segment for each of the six months ended July 2, 2017 and July 3, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, as well as in Europe. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the six months ended July 2, 2017.
Operating income from continuing operations for the three months ended July 2, 2017 was $37.6 million, as compared to $37.8 million for the three months ended July 3, 2016, a decrease of $0.2 million, or 1%. Amortization of intangible assets increased and was $5.2 million for the three months ended July 2, 2017, as compared to $4.5 million for the three months ended July 3, 2016. Restructuring and contract termination charges, net, were zero for the three months ended July 2, 2017, as compared to $0.4 million for the three months ended July 3, 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $3.9 million for the three months ended July 2, 2017, as compared to $4.6 million for the three months ended July 3, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $2.1 million for the three months ended July 2, 2017. Excluding the impact of the above items, operating income increased for the three months ended July 2, 2017, as compared to the three months ended July 3, 2016, primarily due to strong reproductive health sales and benefits from our initiatives to improve our supply chain.
Operating income from continuing operations for the six months ended July 2, 2017 was $71.1 million, as compared to $71.6 million for the six months ended July 3, 2016, a decrease of $0.6 million, or 1%. Amortization of intangible assets increased and was $10.0 million for the six months ended July 2, 2017, as compared to $9.0 million for the six months ended July 3, 2016. Restructuring and contract termination charges, net, were $1.7 million for the six months ended July 2, 2017, as compared to $0.4 million for the six months ended July 3, 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $7.3 million for the six months ended July 2, 2017, as compared to $6.2 million for the six months ended July 3, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $4.2 million for the six months ended July 2, 2017. Excluding the impact of the above items, operating income increased for the six months ended July 2, 2017, as compared to the six months ended July 3, 2016, primarily due to strong reproductive health sales, favorable mix particularly in Americas and APAC and benefits from our initiatives to improve our supply chain.

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

At July 2, 2017, we had cash and cash equivalents of $616.3 million, of which $279.4 million was held by our non-U.S. subsidiaries, and we had $988.6 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at July 2, 2017.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the sale of our Medical Imaging business, we sold assets and liabilities of certain foreign operations and therefore we plan to liquidate the related foreign entity and repatriate approximately $55.0 million of previously unremitted earnings. As a result of the planned repatriation, we provided for the estimated taxes on the repatriation of those earnings and recorded an increase to our tax provision of $3.5 million in discontinued operations and dispositions for the three months ended July 2, 2017. We expect to utilize tax attributes to minimize the cash taxes paid on the repatriation.
In addition to the $55.0 million we intend to repatriate in fiscal year 2017, we would incur U.S. taxes on approximately $241.9 million of the $279.4 million of cash and cash equivalents held by our non-U.S. subsidiaries at July 2, 2017, if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On July 27, 2016, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the six months ended July 2, 2017, we had no stock repurchases under the Repurchase Program. As of July 2, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 2, 2017, the Company repurchased 7,591 shares of common stock for this purpose at an aggregate cost of $0.5 million. During the six months ended July 2, 2017, we repurchased 70,540 shares of common stock for this purpose at an aggregate cost of $3.8 million.
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
During the first six months of fiscal year 2017, we contributed $4.1 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $2.0 million by the end of fiscal year 2017. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows

Operating Activities. Net cash provided by continuing operations was $95.6 million for the six months ended July 2, 2017, as compared to $107.4 million for the six months ended July 3, 2016, a decrease of $11.8 million. The cash provided by operating activities for the six months ended July 2, 2017 was principally a result of income from continuing operations of $98.8 million adjusted for depreciation and amortization of $49.5 million, stock-based compensation expense of $11.8 million, restructuring and contract termination charges, net of $9.7 million, change in fair value of contingent consideration of $0.9 million, and loss on disposition of businesses and assets, net of $0.3 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $49.7 million and a net cash decrease in working capital of $25.6 million. Contributing to the net cash decrease in working capital for the six months ended July 2, 2017, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $20.9 million and an increase in inventory of $9.9 million, which was partially offset by a decrease in accounts receivable of $5.2 million. The decrease in accounts receivable was a result of accounts receivable collections during the first six months of fiscal year 2017. The decrease in accounts payable was primarily a result of the timing of disbursements during the first six months of fiscal year 2017. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Discovery & Analytical Solutions and Diagnostics segments to improve responsiveness to customer requirements and to facilitate the introduction of new products. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $49.7 million for the six months ended July 2, 2017, as compared to $54.0 million for the six months ended July 3, 2016. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $117.8 million for the six months ended July 2, 2017, as compared to $7.3 million for the six months ended July 3, 2016, an increase of $110.5 million. For the six months ended July 2, 2017, the net cash used in investing activities of our continuing operations was principally a result of $123.6 million of cash used for acquisitions and capital expenditures of $11.5 million. These items were partially offset by a decrease of $17.2 million in restricted cash, primarily related to the release of cash that was placed in escrow related to our acquisition of Tulip Diagnostics Private Limited and sale of PerkinElmer Labs, Inc. during fiscal year 2016. Net cash used for capital expenditures was $15.9 million for the six months ended July 3, 2016. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the six months ended July 3, 2016, we received $21.0 million, net of $2.0 million in restricted cash from the sale of businesses, and used $10.5 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities of our continuing operations was $18.2 million for the six months ended July 2, 2017, as compared to $112.2 million for the six months ended July 3, 2016, a decrease of $94.0 million. For the six months ended July 2, 2017, we repurchased 70,540 shares of our common stock pursuant to our equity incentive plans, for a total cost of $3.3 million. This compares to repurchases of 1.6 million shares of common stock, which includes 66,658 shares of our common stock pursuant to our equity incentive plans for the six months ended July 3, 2016, for a total cost of $151.4 million, including commissions. Proceeds from the issuance of common stock under stock plans was $13.2 million for the six months ended July 2, 2017 as compared to $9.0 million for the six months ended July 3, 2016. During the six months ended July 2, 2017, our debt borrowings totaled $147.0 million, which were partially offset by debt payments of $146.0 million. During the six months ended July 3, 2016, our debt payments totaled $195.0 million, which were offset by debt borrowings of $240.0 million. We paid $15.4 million and $15.5 million in dividends during the six months ended July 2, 2017 and July 3, 2016, respectively. We had net payments on other credit facilities of $0.6 million during each of the six months ended July 2, 2017 and July 3, 2016. During the six months ended July 2, 2017, we paid $4.3 million as compared to $1.3 million of cash received from settlement of forward foreign exchange contracts for the six months ended July 3, 2016. During the six months ended July 2, 2017, we made $8.9 million in payments for acquisition-related contingent consideration.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility.  Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of July 2, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of July 2, 2017, we had $988.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of July 2, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $3.8 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-

capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of July 2, 2017.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of July 2, 2017, the 2021 Notes had an aggregate carrying value of $496.2 million, net of $1.6 million of unamortized original issue discount and $2.3 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of July 2, 2017, the 2026 Notes had an aggregate carrying value of $561.8 million, net of $4.6 million of unamortized original issue discount and $4.5 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At July 2, 2017, we had $36.5 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.3 million was recorded as long-term debt. At January 1, 2017, we had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first two quarters of fiscal year 2017 and in each quarter of fiscal year 2016. At July 2, 2017, we had accrued $7.7 million for dividends declared on April 28, 2017 for the second quarter of fiscal year 2017 that will be payable on August 10, 2017. On July 24, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2017 that will be payable on November 10, 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 have changed due to new lease agreements for certain operating facilities.
During the six months ended July 2, 2017, we entered into new lease agreements for certain operating facilities. Our total rental payments to the lessors are now expected to be $26.2 million for the remainder of fiscal year 2017, $38.5 million for fiscal year 2018, $25.4 million for fiscal year 2019, $19.9 million for fiscal year 2020, $16.2 million for fiscal year 2021 and $44.0 million in the aggregate thereafter. There have not been any other material changes during the first six months of fiscal year 2017.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $128.6 million, $137.5 million and $131.5 million at July 2, 2017, January 1, 2017 and July 3, 2016, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 2, 2017 and July 3, 2016.

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

The outstanding forward exchange contracts designated as economic hedges, that were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €23.5 million and combined U.S. Dollar notional amounts of $133.3 million as of July 2, 2017, combined Euro notional amounts of €58.6 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017, and combined Euro notional amounts of €45.4 million as of July 3, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 2, 2017 and July 3, 2016. We paid $4.3 million and received $1.3 million during the six months ended July 2, 2017 and July 3, 2016, respectively, from the settlement of these hedges.

In connection with the issuance of the 2026 Notes during the fiscal year 2016, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 2, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.9 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $36.4 million and $43.5 million for the three and six months ended July 2, 2017, respectively.
On June 27, 2017, in connection with the planned acquisition of EUROIMMUN, we entered into several foreign currency forward contracts to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price. The currency purchased was Euro, with an aggregate notional amount totaling $1.14 billion. These currency forward contracts were not designated as hedging instruments and therefore the change in the derivative fair value was marked to market through the condensed consolidated statement of operations, which resulted in a $6.3 million gain being included in other expense, net during the three and six months ended July 2, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 2, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 2, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
During the fiscal quarter ended July 2, 2017, we implemented new controls as part of our efforts to adopt the new revenue recognition standard. Those efforts resulted in changes to our accounting processes and procedures. In particular, we implemented new controls related to:
•monitoring the adoption process of the new revenue recognition standard;
•implementing changes to the enterprise resource planning system for our Informatics business; and

•	determining and recording adjustments to the beginning retained earnings for the modified retrospective transition method.
We evaluated the design of these new controls before adoption during the fiscal quarter end July 2, 2017. As we continue the implementation process, we expect that there will be additional changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). There were no other changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 2, 2017 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Tulip Diagnostics Private Limited in the first quarter of fiscal year 2017 or our planned acquisition of EUROIMMUN. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
We face an inherent business risk of exposure to product and other liability claims if our products, services or product candidates are alleged or found to have caused injury, damage or loss. We may be unable to obtain insurance with adequate levels of coverage for potential liability on acceptable terms or claims of this nature may be excluded from coverage under the terms of any insurance policy that we obtain. If we are unable to obtain such insurance or the amounts of any claims successfully brought against us substantially exceed our coverage, then our business could be adversely impacted.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the six months ended July 2, 2017. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
If we experience a significant disruption in, or breach in security of, our information technology systems or those of our customers, suppliers or other third parties, or inadvertent transfer of information, or if we fail to implement new systems, software and technologies successfully, our business could be adversely affected.
We rely on several centralized information technology systems throughout our company to develop, manufacture and provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers, suppliers or other third parties, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems or inadvertent transfer of information could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
As of July 2, 2017, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On April 28, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2017 that will be payable on August 10, 2017. On July 24, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2017 that will be payable on November 10, 2017. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2017 - April 30, 2017	527	$56.95	—	8,000,000
May 1, 2017 - May 28, 2017	6,365	59.99	—	8,000,000
May 29, 2017 - July 2, 2017	699	64.00	—	8,000,000
Activity for quarter ended July 2, 2017	7,591	$60.15	—	8,000,000
 ____________________

(1)
On July 27, 2016, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the six months ended July 2, 2017, we had no stock repurchases under the Repurchase Program. As of July 2, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.

(2)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the second quarter of fiscal year 2017, the Company repurchased 7,591 shares of common stock for this purpose at an aggregate cost of $0.5 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

2.1(1)	Amendment No. 2, dated April 28, 2017, to the Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varex Imaging Corporation.

2.2(1)	Share Sale and Transfer Agreement, dated June 16, 2017, by and among PerkinElmer, Inc., Prof. Dr. Winfried Stöcker and Stöcker Vermögensverwaltungsgesellschaft mbH & Co. KG.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________

(1)
The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of any such exhibits or schedules to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2017 and July 3, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2017 and July 3, 2016, (iii) Condensed Consolidated Balance Sheets at July 2, 2017 and January 1, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2017 and July 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 8, 2017	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 8, 2017	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name

2.1(1)	Amendment No. 2, dated April 28, 2017, to the Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varex Imaging Corporation.

2.2(1)	Share Sale and Transfer Agreement, dated June 16, 2017, by and among PerkinElmer, Inc., Prof. Dr. Winfried Stöcker and Stöcker Vermögensverwaltungsgesellschaft mbH & Co. KG.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________

(1)
The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of any such exhibits or schedules to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2017 and July 3, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2017 and July 3, 2016, (iii) Condensed Consolidated Balance Sheets at July 2, 2017 and January 1, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2017 and July 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.