Form 10-Q
period 2017-10-01
PERKINELMER INC
filed 2017-11-07
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2017, there were outstanding 110,225,251 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands, except per share data)
Product revenue	$354,819	$334,894	$1,043,534	$1,016,221
Service revenue	199,456	179,595	571,818	532,526
Total revenue	554,275	514,489	1,615,352	1,548,747
Cost of product revenue	165,160	155,668	501,468	483,202
Cost of service revenue	120,293	110,271	347,948	328,355
Total cost of revenue	285,453	265,939	849,416	811,557
Selling, general and administrative expenses	150,859	142,600	443,896	438,090
Research and development expenses	34,887	29,513	101,737	91,352
Restructuring and contract termination charges, net	3,269	656	12,920	5,124
Operating income from continuing operations	79,807	75,781	207,383	202,624
Interest and other (income) expense, net	(25,247)	11,263	(8,446)	27,742
Income from continuing operations before income taxes	105,054	64,518	215,829	174,882
Provision for income taxes	8,508	10,601	20,495	21,465
Income from continuing operations	96,546	53,917	195,334	153,417
Income from discontinued operations before income taxes	—	5,447	650	18,564
(Loss) gain on disposition of discontinued operations before income taxes	(206)	630	180,171	619
Provision for income taxes on discontinued operations and dispositions	5,262	1,867	42,405	3,150
(Loss) income from discontinued operations and dispositions	(5,468)	4,210	138,416	16,033
Net income	$91,078	$58,127	$333,750	$169,450
Basic earnings per share:
Income from continuing operations	$0.88	$0.49	$1.78	$1.40
(Loss) income from discontinued operations and dispositions	(0.05)	0.04	1.26	0.15
Net income	$0.83	$0.53	$3.04	$1.55
Diluted earnings per share:
Income from continuing operations	$0.87	$0.49	$1.77	$1.39
(Loss) income from discontinued operations and dispositions	(0.05)	0.04	1.25	0.15
Net income	$0.82	$0.53	$3.02	$1.54
Weighted average shares of common stock outstanding:
Basic	110,003	109,192	109,788	109,524
Diluted	110,993	110,078	110,653	110,372
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Net income	$91,078	$58,127	$333,750	$169,450
Other comprehensive income (loss):
Foreign currency translation adjustments	9,805	(9,441)	47,205	(8,868)
Unrealized gains on securities, net of tax	47	9	81	39
Other comprehensive income (loss)	9,852	(9,432)	47,286	(8,829)
Comprehensive income	$100,930	$48,695	$381,036	$160,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2017	January 1, 2017
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$709,488	$359,265
Accounts receivable, net	440,649	425,588
Inventories	295,176	246,847
Other current assets	100,347	99,246
Current assets of discontinued operations	—	58,985
Total current assets	1,545,660	1,189,931
Property, plant and equipment:
At cost	475,106	427,903
Accumulated depreciation	(317,441)	(282,409)
Property, plant and equipment, net	157,665	145,494
Intangible assets, net	441,425	420,224
Goodwill	2,373,009	2,247,966
Other assets, net	221,196	204,679
Long-term assets of discontinued operations	—	68,389
Total assets	$4,738,955	$4,276,683
Current liabilities:
Current portion of long-term debt	$1,294	$1,172
Accounts payable	163,735	168,033
Accrued restructuring and contract termination charges	10,066	7,479
Accrued expenses and other current liabilities	420,263	399,700
Current liabilities of discontinued operations	2,154	26,971
Total current liabilities	597,512	603,355
Long-term debt	1,109,269	1,045,254
Long-term liabilities	496,145	459,544
Long-term liabilities of discontinued operations	—	14,960
Total liabilities	2,202,926	2,123,113
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 110,207,000 shares and 109,617,000 shares at October 1, 2017 and at January 1, 2017, respectively	110,207	109,617
Capital in excess of par value	50,036	26,130
Retained earnings	2,429,361	2,118,684
Accumulated other comprehensive loss	(53,575)	(100,861)
Total stockholders’ equity	2,536,029	2,153,570
Total liabilities and stockholders’ equity	$4,738,955	$4,276,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(In thousands)
Operating activities:
Net income	$333,750	$169,450
Income from discontinued operations and dispositions, net of income taxes	(138,416)	(16,033)
Income from continuing operations	195,334	153,417
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	12,920	5,124
Depreciation and amortization	75,507	74,507
Loss (gain) on disposition of businesses and assets, net	301	(5,562)
Stock-based compensation	16,179	13,449
Change in fair value of contingent consideration	1,560	9,678
Amortization of deferred debt financing costs and accretion of discount	1,936	1,507
Amortization of acquired inventory revaluation	4,240	396
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	10,971	5,081
Inventories	(25,208)	(14,022)
Accounts payable	(12,459)	5,863
Accrued expenses and other	(116,118)	(68,248)
Net cash provided by operating activities of continuing operations	165,163	181,190
Net cash (used in) provided by operating activities of discontinued operations	(4,806)	20,702
Net cash provided by operating activities	160,357	201,892
Investing activities:
Capital expenditures	(22,362)	(24,411)
Settlement of cash flow hedges	60,420	—
Proceeds from disposition of businesses	—	21,000
Proceeds from surrender of life insurance policies	45	44
Changes in restricted cash balances	17,218	(2,000)
Activity related to acquisitions, net of cash and cash equivalents acquired	(123,578)	(71,924)
Net cash used in investing activities of continuing operations	(68,257)	(77,291)
Net cash provided by (used in) investing activities of discontinued operations	272,779	(900)
Net cash provided by (used in) investing activities	204,522	(78,191)
Financing activities:
Payments on borrowings	(146,965)	(804,507)
Proceeds from borrowings	146,952	375,507
Proceeds from sale of senior debt	—	546,190
Payments of debt financing costs	—	(7,868)
Settlement of cash flow hedges	(11,539)	1,674
Net payments on other credit facilities	(872)	(835)
Payments for acquisition-related contingent consideration	(8,940)	(113)
Proceeds from issuance of common stock under stock plans	14,004	12,081
Purchases of common stock	(3,480)	(151,447)
Dividends paid	(23,077)	(23,131)
Net cash used in financing activities of continuing operations	(33,917)	(52,449)
Net cash used in financing activities of discontinued operations	(533)	(193)
Net cash used in financing activities	(34,450)	(52,642)
Effect of exchange rate changes on cash and cash equivalents	19,794	2,672
Net increase in cash and cash equivalents	350,223	73,731
Cash and cash equivalents at beginning of period	359,265	237,932
Cash and cash equivalents at end of period	$709,488	$311,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2017, filed with the SEC (the “2016 Form 10-K”). The balance sheet amounts at January 1, 2017 in this report were derived from the Company’s audited 2016 consolidated financial statements included in the 2016 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 1, 2017 and October 2, 2016, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in Topic 815. ASU 2017-12 makes targeted changes to the existing hedge accounting model to better align the entity’s financial reporting for hedging relationships with the entity’s risk management activities, and to reduce the complexity of, and simplify the application of, the hedge accounting model. Specifically, ASU 2017-12 expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies the way assessments of hedge ineffectiveness may be performed, relaxes the documentation requirements for entering into hedging positions, provides targeted improvements to fair value hedges of interest rate risk, and permits an entity to exclude the change in the fair value of cross-currency basis spreads in currency swaps from the assessment of hedge effectiveness. The standard also requires entities to provide new disclosures about the impact fair value and cash flow hedges have on the income statement and about cumulative basis adjustments arising from fair value hedges. The provisions of this guidance are to be applied using a modified retrospective approach to existing hedging relationships as of the adoption date. However, the transition provisions allow for certain elections at the date of adoption and entities may choose to apply any of the provided elections. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The provisions of this guidance are to be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 and will apply the provisions of this standard in its interim or annual goodwill impairment tests subsequent to January 2, 2017.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. ASU 2016-12, ASU 2016-10 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. The Company is in the process of completing its evaluation of the impact of these standards upon adoption, but does not currently anticipate a material impact on the Company’s consolidated financial position, results of operations and cash flows. The Company intends to adopt these standards using the modified retrospective approach, and the Company does not intend to early adopt these standards.

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

Note 2: Business Combinations
Acquisitions in fiscal year 2017
During the first nine months of fiscal year 2017, the Company completed the acquisition of Tulip Diagnostics Private Limited (“Tulip”), a company based in Goa, India, for a total consideration of $127.3 million. The Company has a potential obligation to pay the shareholders of Tulip up to INR1.6 billion, currently equivalent to $24.6 million, which will be accounted for as compensation expense in the Company's financial statements over a two year period and is excluded from the purchase price allocation shown below. The excess of the purchase price over the fair value of the acquired business' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for this acquisition within the results of the Company's Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of this acquisition had a weighted average amortization period of 11.4 years.

The total purchase price for the acquisition in fiscal year 2017 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2017 Acquisition
(In thousands)
Fair value of business combination:
Cash payments	$126,007
Other liability	1,273
Less: cash acquired	(2,429)
Total	$124,851
Identifiable assets acquired and liabilities assumed:
Current assets	$15,825
Property, plant and equipment	9,643
Other assets	1,084
Identifiable intangible assets:
Core technology	3,500
Trade names	3,000
Customer relationships	43,000
Goodwill	74,238
Deferred taxes	(15,414)
Liabilities assumed	(10,025)
Total	$124,851
During the second quarter of fiscal year 2017, the Company entered into a Share Sale and Transfer Agreement with Prof. Dr. Winfried Stöcker (the “Controlling Shareholder”) and his affiliated investment holding company Stöcker Vermögensverwaltungsgesellschaft mbH & Co. KG (“Stöcker KG”), which together hold a majority equity interest in EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”), pursuant to which the Company or a wholly owned subsidiary of the Company (the “Purchaser”) will acquire up to 100% of the outstanding securities of EUROIMMUN, and EUROIMMUN will become a subsidiary of the Purchaser (the “Acquisition”). In addition to the majority equity interest in EUROIMMUN that the Controlling Shareholder and Stöcker KG will exchange for cash at the closing of the Acquisition, the Controlling Shareholder has undertaken to seek to enter into option agreements with all other shareholders in EUROIMMUN, which would, upon exercise by the Controlling Shareholder at the closing of the Acquisition result in such shareholders receiving the same per share price for their shares as will be received by the Controlling Shareholder and Stöcker KG. If the Acquisition is completed with 100% equity participation, EUROIMMUN’s shareholders will receive an aggregate consideration of €1.2 billion in cash, without interest thereon and subject to any tax withholding. The transaction is subject to customary closing conditions and is currently anticipated to close following the receipt of required standard regulatory approvals. EUROIMMUN is based in Lübeck, Germany, has approximately 2,400 employees, and is widely recognized as a global leader in autoimmune testing and an emerging force in infectious disease and allergy testing.
Acquisitions in fiscal year 2016
During fiscal year 2016, the Company completed the acquisition of two businesses for a total consideration of $72.3 million in cash. The acquired businesses were Bioo Scientific Corporation ("Bioo"), which was acquired for total consideration of $63.5 million in cash, and one other business acquired for a total consideration of $8.8 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisitions, the Company recorded goodwill of $42.8 million, which is not tax deductible, and intangible assets of $22.1 million. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 9.4 years.

The total purchase price for the acquisitions in fiscal year 2016 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2016 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$72,497
Working capital and other adjustments	(261)
Less: cash acquired	(2,152)
Total	$70,084
Identifiable assets acquired and liabilities assumed:
Current assets	$7,153
Property, plant and equipment	7,542
Identifiable intangible assets:
Core technology	6,600
Trade names	570
Customer relationships	14,900
Goodwill	42,843
Deferred taxes	(7,539)
Liabilities assumed	(1,985)
Total	$70,084

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
During the third quarter of fiscal year 2017, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocation. Based on this information, for the Bioo acquisition, the Company recognized a decrease in deferred tax liabilities, with a corresponding decrease in goodwill, of $0.7 million, and for the Tulip acquisition, the Company recognized an increase in liabilities assumed, with a corresponding increase in goodwill, of $1.8 million.

As of October 1, 2017, the Company may have to pay contingent consideration related to an acquisition with an open contingency period of up to $83.0 million. As of October 1, 2017, the Company has recorded contingent consideration obligations with an estimated fair value of $64.7 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $49.3 million was recorded in long-term liabilities. As of January 1, 2017, the Company had recorded contingent consideration obligations with an estimated fair value of $63.2 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $47.8 million was recorded in long-term liabilities. The expected maximum earnout period for the acquisition with an open contingency period does not exceed 2.0 years from the acquisition date, and the remaining weighted average expected earnout period at October 1, 2017 was 1.4 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs (income) for the three and nine months ended October 1, 2017 were $(30.8) million and $(30.1) million, respectively. These amounts include $36.3 million and $42.0 million of net foreign exchange gain related to the foreign currency forward contracts associated with the planned acquisition of EUROIMMUN for the three and nine months ended October 1, 2017, respectively. Total acquisition and divestiture-related costs for the three and nine months ended October 2, 2016 were $0.1 million and $0.6 million, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other (income) expense, net in the Company's condensed consolidated statements of operations.

Note 3: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of October 1, 2017 and January 1, 2017.
On May 1, 2017 (the "Closing Date"), the Company completed the sale of its Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between the Company and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Closing Date, the Company received consideration of approximately $277.4 million for the sale of the Medical Imaging business. During the third quarter of fiscal year 2017, the Company paid Varex $4.2 million to settle the post-closing working capital adjustment. During the nine months ended October 1, 2017, the Company recorded a pre-tax gain of $180.4 million and income tax expense of $42.2 million related to the sale of the Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in the condensed consolidated balance sheet, and the Company expects to utilize tax attributes to minimize the tax liability.
Following the closing, the Company is providing certain customary transitional services during a period of up to 12 months. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.
Beginning in the fourth quarter of fiscal year 2016, the Company presented its Medical Imaging business as discontinued operations in the Company's consolidated financial statements. Financial information in this report relating to the three and nine months ended October 2, 2016 has been retrospectively adjusted to reflect this discontinued operation. The results of discontinued operations during the three and nine months ended October 1, 2017 include the results of the Medical Imaging business through April 30, 2017.

The summary pre-tax operating results of the discontinued operations were as follows for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Revenue	$—	$33,635	$44,343	$110,859
Cost of revenue	—	21,386	32,933	71,870
Selling, general and administrative expenses	—	3,193	5,869	9,242
Research and development expenses	—	3,662	4,891	10,615
Restructuring and contract termination charges, net	—	(53)	—	568
Income from discontinued operations before income taxes	$—	$5,447	$650	$18,564

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets at October 1, 2017 and January 1, 2017.

	October 1, 2017	January 1, 2017
	(In thousands)
Current assets of discontinued operations:
Accounts receivable	$—	$28,400
Inventories	—	26,977
Prepaid income taxes	—	425
Other current assets	—	3,183
Total current assets of discontinued operations	—	58,985
Property, plant and equipment, net	—	25,219
Intangible assets	—	3,292
Goodwill	—	38,794
Other assets, net	—	1,084
Long-term assets of discontinued operations	—	68,389
Total assets of discontinued operations	$—	$127,374

Current liabilities of discontinued operations:
Accounts payable	$—	$16,770
Accrued restructuring and contract termination charges	—	209
Accrued expenses and other current liabilities	2,154	9,992
Total current liabilities of discontinued operations	2,154	26,971
Deferred income taxes	—	7,851
Long-term liabilities	—	7,109
Total long-term liabilities	—	14,960
Total liabilities of discontinued operations	$2,154	$41,931

Note 4: Restructuring and Contract Termination Charges, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in long-

term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, as applicable, and are included as a component of income from continuing operations.

The Company implemented a restructuring plan in each of the first and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2017 Plan" and "Q3 2017 Plan", respectively). The Company implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2016 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2017 and 2016 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2017 Plan	27	$1,321	$1,021	$—	$—	$2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q2 FY2018	Q2 FY2018
Q3 2016 Plan	22	1,779	41	—	—	1,820	Q4 FY2017	—
Q2 2016 Plan	72	4,106	561	—	—	4,667	Q3 FY2017	—
The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.4 million and $3.3 million during the three and nine months ended October 1, 2017, respectively, in the Discovery & Analytical Solutions segment and $0.5 million during each of the three and nine months ended October 1, 2017, in the Diagnostics segment.

At October 1, 2017, the Company had $15.7 million recorded for accrued restructuring and contract termination charges, of which $10.1 million was recorded in short-term accrued restructuring and contract termination charges, $2.7 million was recorded in long-term liabilities, and $2.9 million was recorded in other reserves. At January 1, 2017, the Company had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and contract termination charges and $3.0 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended October 1, 2017:

	Balance at January 1, 2017	2017 Charges	2017 Changes in Estimates, Net	2017 Amounts Paid	Balance at October 1, 2017
	(In thousands)
Severance:
Q3 2017 Plan	$—	$2,342	$—	$(34)	$2,308
Q1 2017 Plan	—	6,631	—	(3,834)	2,797
Q3 2016 Plan	1,208	—	—	(990)	218
Q2 2016 Plan	1,436	—	—	(446)	990

Facility:
Q1 2017 Plan	—	66	—	(9)	57

Previous Plans	7,780	927	—	(2,408)	6,299
Restructuring	10,424	9,966	—	(7,721)	12,669
Contract Termination	117	2,909	45	(25)	3,046
Total Restructuring and Contract Termination	$10,541	$12,875	$45	$(7,746)	$15,715

Note 5: Interest and Other (Income) Expense, Net

Interest and other (income) expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Interest income	$(802)	$(124)	$(1,512)	$(361)
Interest expense	10,974	10,998	32,510	30,778
Loss (gain) on disposition of businesses and assets, net	—	—	301	(5,562)
Other (income) expense, net	(35,419)	389	(39,745)	2,887
Total interest and other (income) expense, net	$(25,247)	$11,263	$(8,446)	$27,742
Foreign currency transaction gains were $2.7 million and $5.4 million for the three and nine months ended October 1, 2017, respectively. Foreign currency transaction (gains) losses were $(1.6) million and $2.0 million for the three and nine months ended October 2, 2016, respectively. Net gains from forward currency hedge contracts were $32.7 million and $34.4 million for the three and nine months ended October 1, 2017, respectively. Net losses from forward currency hedge contracts were $2.1 million and $1.1 million for the three and nine months ended October 2, 2016, respectively. These amounts were included in other (income) expense, net.

Note 6: Inventories

Inventories as of October 1, 2017 and January 1, 2017 consisted of the following:

	October 1, 2017	January 1, 2017
	(In thousands)
Raw materials	$105,247	$79,189
Work in progress	9,935	6,561
Finished goods	179,994	161,097
Total inventories	$295,176	$246,847

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
The total provision for income taxes included in the consolidated financial statements consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Continuing operations	$8,508	$10,601	$20,495	$21,465
Discontinued operations and dispositions	5,262	1,867	42,405	3,150
Total	$13,770	$12,468	$62,900	$24,615

At October 1, 2017, the Company had gross tax effected unrecognized tax benefits of $29.0 million, of which $27.3 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $3.8 million of its uncertain tax positions at October 1, 2017, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first nine months of fiscal years 2017 and 2016, the Company recorded net discrete income tax benefits of $7.0 million and $7.1 million, respectively. The discrete tax benefits in the first nine months of fiscal year 2017 and 2016 included the recognition of excess tax benefits on stock compensation of $3.6 million and $4.0 million, respectively.
As a result of the sale of the Medical Imaging business, the Company sold assets and liabilities of certain foreign operations, liquidated a related foreign entity and repatriated approximately $60.4 million of previously unremitted earnings. The Company has provided for the estimated taxes on the repatriation of these earnings and recorded a tax benefit of $0.1 million and a tax expense of $3.4 million in discontinued operations and dispositions for the three and nine months ended October 1, 2017, respectively. The Company expects to utilize tax attributes to minimize the cash taxes paid on the repatriation.
Taxes have not been provided for unremitted earnings that the Company continues to consider indefinitely reinvested, the determination of which is based on its future operational and capital requirements. The Company continues to maintain its indefinite reinvestment assertion with regards to the remaining unremitted earnings of its foreign subsidiaries, and therefore does not accrue U.S. tax for the repatriation of its remaining unremitted foreign earnings. As of October 1, 2017, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the United States indefinitely and for which no U.S. tax cost has been provided was approximately $1.3 billion. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Note 8: Debt

Senior Unsecured Revolving Credit Facility.  The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of October 1, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of October 1, 2017, the Company had $988.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of October 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $3.6 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade.

In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.

Senior Unsecured Term Loan Credit Facility. The Company entered into a senior unsecured term loan credit facility on August 11, 2017 that provides for $200.0 million of term loans and has an initial maturity of twelve months from the date of the initial draw. The Company plans to use the senior unsecured term loan facility for general corporate purposes, which may include financing for the planned acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility are based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of October 1, 2017, the senior unsecured term loan credit facility had no outstanding borrowings. The credit agreement for the facility contains affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in the senior unsecured revolving credit facility.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of October 1, 2017, the 2021 Notes had an aggregate carrying value of $496.4 million, net of $1.5 million of unamortized original issue discount and $2.1 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of October 1, 2017, the 2026 Notes had an aggregate carrying value of $581.5 million, net of $4.7 million of unamortized original issue discount and $4.4 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At October 1, 2017, the Company had $36.2 million recorded for these financing lease obligations, of which $1.3 million was recorded as short-term debt and $34.9 million was recorded as long-term debt. At January 1, 2017, the Company had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Number of common shares—basic	110,003	109,192	109,788	109,524
Effect of dilutive securities:
Stock options	735	663	669	670
Restricted stock awards	255	223	196	178
Number of common shares—diluted	110,993	110,078	110,653	110,372
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	14	220	377	523
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

Effective October 3, 2016, the Company realigned its businesses to better organize around customer requirements, positioning the Company to grow in attractive end markets and expand share with the Company's core product offerings. Diagnostics became a standalone operating segment and the Company formed a new operating segment, Discovery & Analytical Solutions. The results reported for the three and nine months ended October 1, 2017 reflect this new alignment of the Company's operating segments. Financial information in this report relating to the three and nine months ended October 2, 2016 has been retrospectively adjusted to reflect this change to the Company's operating segments.

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

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the activity related to the mark-to-market adjustment on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments. During the first quarter of fiscal year 2017, the Company changed the manner in which certain shared functional costs are allocated to the operating segments. Segment financial information relating to the three and nine months ended October 2, 2016 has been retrospectively adjusted to reflect this change to the cost allocation methodology. Accordingly, for the three and nine months ended October 2, 2016, operating income from continuing operations from the Discovery & Analytical Solutions segment decreased by $2.1 million and $8.4 million, respectively, with a corresponding increase in operating income from continuing operations of the Diagnostics segment.
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$222,618	$219,865	$665,068	$675,783
Service revenue	162,764	145,224	465,202	427,257
Total revenue	385,382	365,089	1,130,270	1,103,040
Operating income from continuing operations	47,615	46,051	129,675	127,137
Diagnostics
Product revenue	132,201	115,029	378,466	340,438
Service revenue	36,692	34,371	106,616	105,269
Total revenue	168,893	149,400	485,082	445,707
Operating income from continuing operations	44,054	41,618	115,105	113,232
Corporate
Operating loss from continuing operations	(11,862)	(11,888)	(37,397)	(37,745)
Continuing Operations
Product revenue	354,819	334,894	1,043,534	1,016,221
Service revenue	199,456	179,595	571,818	532,526
Total revenue	554,275	514,489	1,615,352	1,548,747
Operating income from continuing operations	79,807	75,781	207,383	202,624
Interest and other (income) expense, net (see Note 5)	(25,247)	11,263	(8,446)	27,742
Income from continuing operations before income taxes	$105,054	$64,518	$215,829	$174,882

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	October 1, 2017	January 1, 2017
	(In thousands)
Foreign currency translation adjustments	$(53,718)	$(100,923)
Unrecognized prior service costs, net of income taxes	399	399
Unrealized net losses on securities, net of income taxes	(256)	(337)
Accumulated other comprehensive loss	$(53,575)	$(100,861)

Stock Repurchases:
On July 27, 2016, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the nine months ended October 1, 2017, the Company had no stock repurchases under the Repurchase Program. As of October 1, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended October 1, 2017, the Company repurchased 3,132 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the nine months ended October 1, 2017, the Company repurchased 73,672 shares of common stock for this purpose at an aggregate cost of $4.0 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first three quarters of fiscal year 2017 and in each quarter of fiscal year 2016. At October 1, 2017, the Company had accrued $7.7 million for dividends declared on July 24, 2017 for the third quarter of fiscal year 2017 that will be payable on November 10, 2017. On October 27, 2017, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2017 that will be payable on February 9, 2018. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Cost of revenue	$357	$284	$898	$778
Research and development expenses	373	202	1,077	602
Selling, general and administrative expenses	3,682	3,288	14,204	12,069
Total stock-based compensation expense	$4,412	$3,774	$16,179	$13,449
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.9 million and $9.9 million for the three and nine months ended October 1, 2017, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $2.3 million and $9.2 million for the three and nine months ended October 2, 2016, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million and $0.3 million as of October 1, 2017 and October 2, 2016, respectively.

Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	October 1, 2017	October 2, 2016
Risk-free interest rate	1.5%	1.2%
Expected dividend yield	0.4%	0.6%
Expected term	5 years	5 years
Expected stock volatility	22.4%	25.2%
The following table summarizes stock option activity for the nine months ended October 1, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 1, 2017	2,287	$37.64
Granted	460	53.77
Exercised	(454)	30.88
Forfeited	(11)	49.34
Outstanding at October 1, 2017	2,282	$42.18	4.1	$61.1
Exercisable at October 1, 2017	1,344	$37.19	3.0	$42.7
The weighted-average per-share grant-date fair value of options granted during the three and nine months ended October 1, 2017 was $14.32 and $11.79, respectively. The weighted-average per-share grant-date fair value of options granted during the three and nine months ended October 2, 2016 was $12.24 and $10.16, respectively. The total intrinsic value of options exercised during the three and nine months ended October 1, 2017 was $0.7 million and $12.8 million, respectively. The total intrinsic value of options exercised during the three and nine months ended October 2, 2016 was $3.6 million and $15.6 million, respectively. Cash received from option exercises for the nine months ended October 1, 2017 and October 2, 2016 was $14.0 million and $12.1 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.1 million and $3.5 million for the three and nine months ended October 1, 2017, respectively, and $1.0 million and $3.4 million for the three and nine months ended October 2, 2016, respectively.
There was $7.3 million of total unrecognized compensation cost related to nonvested stock options granted as of October 1, 2017. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended October 1, 2017:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 1, 2017	521	$46.48
Granted	227	54.44
Vested	(214)	45.89
Forfeited	(21)	49.64
Nonvested at October 1, 2017	513	$50.11
The fair value of restricted stock awards vested during the three and nine months ended October 1, 2017 was $0.5 million and $9.8 million, respectively. The fair value of restricted stock awards vested during the three and nine months ended October 2, 2016 was $0.2 million and $8.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.3 million and $7.8 million for the three and nine months ended

October 1, 2017, respectively, and $2.0 million and $6.9 million for the three and nine months ended October 2, 2016, respectively.
As of October 1, 2017, there was $15.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 54,337 performance restricted stock units during the nine months ended October 1, 2017 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the nine months ended October 1, 2017 was $52.78. During the nine months ended October 1, 2017, no performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $0.2 million and $0.6 million for the three and nine months ended October 1, 2017, respectively. As of October 1, 2017, there were 54,337 performance restricted stock units outstanding.
Performance Units: As part of the Company's executive compensation program, the Company granted 49,845 and 72,164 performance units during the nine months ended October 1, 2017 and October 2, 2016, respectively. The weighted-average per-share grant-date fair value of performance units granted during the nine months ended October 1, 2017 and October 2, 2016 was $52.69 and $42.79, respectively. During the nine months ended October 1, 2017 and October 2, 2016, 15,139 and 19,584 performance units were forfeited, respectively. The total compensation expense recognized related to performance units was $0.8 million and $3.6 million for the three and nine months ended October 1, 2017, respectively, and $0.7 million and $2.4 million for the three and nine months ended October 2, 2016, respectively. As of October 1, 2017, there were 164,481 performance units outstanding and subject to forfeiture, with a corresponding liability of $6.5 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. The Company granted 1,598 and 1,821 shares to each non-employee member of the Board during the nine months ended October 1, 2017 and October 2, 2016, respectively. The weighted-average per-share grant-date fair value of the stock awards granted during the nine months ended October 1, 2017 and October 2, 2016 was $62.56 and $54.88, respectively. The total compensation expense recognized related to these stock awards was $0.7 million and $0.8 million for the nine months ended October 1, 2017 and October 2, 2016, respectively.
Employee Stock Purchase Plan: During the nine months ended October 1, 2017, the Company issued 18,483 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $64.73 per share. During the nine months ended October 2, 2016, the Company issued 23,898 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $49.80 per share. At October 1, 2017, an aggregate of 0.9 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 2, 2017, its annual impairment date for fiscal year 2017. The Company concluded based on the first step of the process that there was no goodwill impairment, and that the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for the Company's Informatics reporting unit which had a fair value that was less than 20% but greater than 10% more than its carrying value. The range of the long-term terminal growth rates for the Company’s reporting units was 0.0% to 3.00% for the fiscal year 2017 impairment analysis. The range for the discount rates for the reporting units was 9.0% to 13.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for the Informatics reporting unit, would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill. As of January 2, 2017, the Company's Informatics reporting unit, which had a goodwill balance of $211.0 million, was at increased risk of an impairment charge given its ongoing weakness due to a highly competitive industry. Despite the increased risk associated with this reporting unit, the Company does not currently expect a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge.
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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 2, 2017 and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2017.
The changes in the carrying amount of goodwill for the nine months ended October 1, 2017 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 1, 2017	$1,303,936	$944,030	$2,247,966
Foreign currency translation	30,356	23,394	53,750
Acquisitions and other	(2,173)	73,466	71,293
Balance at October 1, 2017	$1,332,119	$1,040,890	$2,373,009

Identifiable intangible asset balances at October 1, 2017 and January 1, 2017 by category were as follows:

	October 1, 2017	January 1, 2017
	(In thousands)
Patents	$39,952	$39,901
Less: Accumulated amortization	(34,421)	(32,408)
Net patents	5,531	7,493
Trade names and trademarks	44,188	40,086
Less: Accumulated amortization	(27,229)	(24,017)
Net trade names and trademarks	16,959	16,069
Licenses	51,637	57,767
Less: Accumulated amortization	(41,978)	(46,507)
Net licenses	9,659	11,260
Core technology	298,511	304,187
Less: Accumulated amortization	(237,142)	(233,720)
Net core technology	61,369	70,467
Customer relationships	425,472	383,303
Less: Accumulated amortization	(229,944)	(213,062)
Net customer relationships	195,528	170,241
IPR&D	86,992	78,515
Less: Accumulated amortization	(5,197)	(4,405)
Net IPR&D	81,795	74,110
Net amortizable intangible assets	370,841	349,640
Non-amortizing intangible assets:
Trade name	70,584	70,584
Total	$441,425	$420,224
Total amortization expense related to definite-lived intangible assets was $17.7 million and $52.3 million for the three and nine months ended October 1, 2017, respectively, and $16.9 million and $53.9 million for the three and nine months ended October 2, 2016, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $17.5 million for the remainder of fiscal year 2017, $70.2 million for fiscal year 2018, $58.5 million for fiscal year 2019, $50.0 million for fiscal year 2020, and $37.0 million for fiscal year 2021.

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

A summary of warranty reserve activity for the three and nine months ended October 1, 2017 and October 2, 2016 is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Balance at beginning of period	$9,088	$9,596	$9,012	$9,843
Provision charged to income	3,326	3,585	9,706	11,037
Payments	(3,488)	(3,677)	(10,625)	(11,291)
Adjustments to previously provided warranties, net	(730)	(459)	(215)	(708)
Foreign currency translation and acquisitions	117	27	435	191
Balance at end of period	$8,313	$9,072	$8,313	$9,072

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans for the three and nine months ended October 1, 2017 and October 2, 2016:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Service cost	$1,231	$1,094	$23	$25
Interest cost	4,160	4,701	32	35
Expected return on plan assets	(6,568)	(6,126)	(279)	(258)
Amortization of prior service costs	(49)	(54)	—	—
Net periodic benefit credit	$(1,226)	$(385)	$(224)	$(198)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Service cost	$3,667	$3,282	$69	$75
Interest cost	12,420	14,158	94	107
Expected return on plan assets	(19,609)	(18,488)	(836)	(776)
Amortization of prior service costs	(144)	(163)	—	—
Net periodic benefit credit	$(3,666)	$(1,211)	$(673)	$(594)
During the nine months ended October 1, 2017 and October 2, 2016, the Company contributed $6.2 million and $7.6 million, respectively, in the aggregate, to pension plans outside of the United States.
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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $140.0 million, $137.5 million and $128.5 million at October 1, 2017, January 1, 2017 and October 2, 2016, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 1, 2017 and October 2, 2016.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €19.0 million and combined U.S. Dollar notional amounts of $12.3 million as of October 1, 2017; combined Euro notional amounts of €58.6 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017; and combined Euro notional amounts of €50.7 million and combined U.S. Dollar notional amounts of $9.2 million as of October 2, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans, were not material for each of the three and nine months ended October 1, 2017 and October 2, 2016. The Company paid $11.5 million and $0.1 million during the nine months ended October 1, 2017 and October 2, 2016, respectively, from the settlement of these hedges.
In connection with the issuance of the 2026 Notes during fiscal year 2016, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 1, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.9 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $19.5 million and $63.1 million for the three and nine months ended October 1, 2017, respectively.
On June 27, 2017, in connection with the planned acquisition of EUROIMMUN, the Company entered into several foreign currency forward contracts to purchase Euros to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price. These currency forward contracts were not designated as hedging instruments and therefore the change in the derivative fair value was marked to market through the condensed consolidated statement of operations. The Company received $60.4 million during the third quarter of fiscal year 2017 from the settlement of these foreign currency forward contracts. The cash flows related to the settlement of these foreign currency forward contracts are included in cash flows from investing activities within the Company’s condensed consolidated statement of cash flows. The outstanding foreign currency forward contracts have an aggregate notional amount totaling $1.18 billion as of October 1, 2017.

The net foreign exchange gain included in other (income) expense, net related to these foreign currency forward contracts was $36.3 million and $42.6 million for the three and nine months ended October 1, 2017, respectively.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of October 1, 2017.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 1, 2017. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of October 1, 2017 and January 1, 2017 classified in one of the three classifications described above:

		Fair Value Measurements at October 1, 2017 Using:
	Total Carrying Value at October 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,049	$2,049	$—	$—
Foreign exchange derivative assets	195	—	195	—
Foreign exchange derivative liabilities	(17,578)	—	(17,578)	—
Contingent consideration	(64,727)	—	—	(64,727)

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,678	$1,678	$—	$—
Foreign exchange derivative assets	1,208	—	1,208	—
Foreign exchange derivative liabilities	(1,370)	—	(1,370)	—
Contingent consideration	(63,201)	—	—	(63,201)

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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both October 1, 2017 and January 1, 2017, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the third quarter of fiscal year 2017, the Company updated the fair value of the contingent consideration and recorded a liability of $64.7 million as of October 1, 2017. The key assumptions used to determine the fair value of the contingent consideration as of October 1, 2017 included projected milestone dates of 2018 to 2019, discount rates ranging from 2.1% to 6.8%, conditional probabilities of success of each individual milestone ranging from 90% to 95% and cumulative probabilities of success for each individual milestone ranging from 65.8% to 95%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of October 1, 2017, the Company may have to pay contingent consideration related to an acquisition with open contingency period of up to $83.0 million. The expected maximum earnout period for the acquisition with an open contingency period does not exceed 2.0 years from the acquisition date, and the remaining weighted average earnout period at October 1, 2017 was 1.4 years.

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Balance at beginning of period	$(64,076)	$(62,878)	$(63,201)	$(57,350)
Amounts paid and foreign currency translation	—	14	34	113
Change in fair value (included within selling, general and administrative expenses)	(651)	(4,051)	(1,560)	(9,678)
Balance at end of period	$(64,727)	$(66,915)	$(64,727)	$(66,915)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of October 1, 2017 and January 1, 2017, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had no outstanding borrowings. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt.
As of October 1, 2017, the Company’s senior unsecured term loan credit facility, which provides for $200.0 million of term loans, had no outstanding borrowings. The interest rate on the Company’s senior unsecured term loan credit facility will be reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2017.
The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $496.4 million, net of $1.5 million of unamortized original issue discount and $2.1 million of unamortized debt issuance costs as of October 1, 2017. The 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs as of January 1, 2017. The 2021 Notes had a fair value of $543.9 million and $539.2 million as of October 1, 2017 and January 1, 2017, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500 million, had an aggregate carrying value of $581.5 million, net of $4.7 million of unamortized original issue discount and $4.4 million of unamortized debt issuance costs as of October 1, 2017. The 2026 Notes had a fair value of €504.7 million and €507.5 million as of October 1, 2017 and January 1, 2017, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $36.2 million and $37.1 million as of October 1, 2017 and January 1, 2017, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of October 1, 2017, the 2021 Notes, 2026 Notes and financing lease obligations were classified as Level 2.
As of October 1, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.8 million and $9.9 million as of October 1, 2017 and January 1, 2017, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 1, 2017 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
We realigned our businesses at the beginning of the fourth quarter of fiscal year 2016 to better organize around customer requirements, positioning us to grow in attractive end markets and expand share with our core product offerings. Diagnostics became a standalone operating segment and we formed a new operating segment, Discovery & Analytical Solutions. The results reported for the three and nine months ended October 1, 2017 reflect this new alignment of our operating segments. Financial information in this report relating to the three and nine months ended October 2, 2016 has been retrospectively adjusted to reflect the change in our operating segments.
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

Overview of the Third Quarter of Fiscal Year 2017
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 31, 2017 ("fiscal year 2017") will include 52 weeks, and the fiscal year ended January 1, 2017 ("fiscal year 2016") included 52 weeks.
Our overall revenue in the third quarter of fiscal year 2017 was $554.3 million and increased $39.8 million, or 8%, as compared to the third quarter of fiscal year 2016, reflecting an increase of $20.3 million, or 6%, in our Discovery & Analytical Solutions segment revenue and an increase of $19.5 million, or 13%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the third quarter of fiscal year 2017 was primarily due to an increase of $15.7 million from our laboratory services market revenue and an increase of $7.9 million from environmental, food and industrial markets revenue, partially offset by a decrease of $3.3 million from our life sciences research market revenue. The increase in our Diagnostics segment revenue for the third quarter of fiscal year 2017 was primarily driven by growth in our emerging markets diagnostic offerings and sales of our applied genomics solutions.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the third quarter of fiscal year 2017 as compared to the third quarter of fiscal year 2016. During the third quarter of fiscal year 2017, we continued to experience increased demand for our OneSource laboratory service business, which offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them. We also experienced strong growth in our environmental, food and industrial markets. In the life sciences research market, we experienced continued decline in sales of radioactive reagents in our radio-nucleotide business.
In our Diagnostics segment, we experienced growth from continued expansion in our newborn and infectious disease screening businesses, particularly in the emerging markets. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the third quarter of fiscal year 2017. We also experienced strong growth in our advanced genomics front-end sample prep business in the Americas.

Our consolidated gross margins increased 19 basis points in the third quarter of fiscal year 2017, as compared to the third quarter of fiscal year 2016, primarily due to a shift in product mix and benefits from our initiatives to improve our supply chain. Our consolidated operating margins decreased 33 basis points in the third quarter of fiscal year 2017, as compared to the third quarter of fiscal year 2016, primarily due to increased costs related to investments in new product development, partially offset by lower costs as a result of our cost containment and productivity initiatives.
We continue to believe that we are well positioned to take advantage of the spending trends in our end markets and to promote efficiencies in markets where current conditions may increase demand for certain services. Overall, we believe that our strategic focus on diagnostics and discovery and analytical solutions markets, coupled with our deep portfolio of technologies and applications, leading market positions, global scale and financial strength, will provide us with a foundation for growth.

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
For a more detailed discussion of our critical accounting policies and estimates, please refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (our “2016 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 1, 2017.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended October 1, 2017 was $554.3 million, as compared to $514.5 million for the three months ended October 2, 2016, an increase of $39.8 million, or 8%, which includes an approximate 2% increase in revenue attributable to acquisitions and a 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended October 1, 2017 as compared to the three months ended October 2, 2016 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $385.4 million for the three months ended October 1, 2017, as compared to $365.1 million for the three months ended October 2, 2016, an increase of $20.3 million, or 6%, primarily due to an increase of $15.7 million from our laboratory services market revenue and an increase of $7.9 million from environmental, food and industrial markets revenue, partially offset by a decrease of $3.3 million from our life sciences research market revenue. Our Diagnostics segment revenue was $168.9 million for the three months ended October 1, 2017, as compared to $149.4 million for the three months ended October 2, 2016, an increase of $19.5 million, or 13%, due to continued expansion in our newborn and infectious disease screening solutions and strong growth in applied genomics. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended October 1, 2017 and October 2, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended October 1, 2017 was $1,615.4 million, as compared to $1,548.7 million for the nine months ended October 2, 2016, an increase of $66.6 million, or 4%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $1,130.3 million for the nine months ended October 1, 2017, as compared to $1,103.0 million for the nine months ended October 2, 2016, an increase of

$27.2 million, or 2%, primarily due to an increase of $32.0 million from our laboratory services market revenue and an increase of $9.7 million from our environmental, food and industrial markets revenue, partially offset by a decrease of $14.5 million from our life sciences research market revenue. Our Diagnostics segment revenue was $485.1 million for the nine months ended October 1, 2017, as compared to $445.7 million for the nine months ended October 2, 2016, an increase of $39.3 million, or 9%, due to continued expansion in our newborn, maternal fetal health and infectious disease screening solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for each of the nine months ended October 1, 2017 and October 2, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended October 1, 2017 was $285.5 million, as compared to $265.9 million for the three months ended October 2, 2016, an increase of $19.5 million, or 7%. As a percentage of revenue, cost of revenue decreased to 51.5% for the three months ended October 1, 2017, from 51.7% for the three months ended October 2, 2016, resulting in an increase in gross margin of 19 basis points to 48.5% for the three months ended October 1, 2017, from 48.3% for the three months ended October 2, 2016. Amortization of intangible assets increased and was $7.1 million for the three months ended October 1, 2017, as compared to $7.0 million for the three months ended October 2, 2016. Stock-based compensation expense was $0.4 million for the three months ended October 1, 2017, as compared to $0.3 million for the three months ended October 2, 2016. In addition to the above items, the overall increase in gross margin was primarily the result of a favorable shift in product mix and benefits from our initiatives to improve our supply chain.
Cost of revenue for the nine months ended October 1, 2017 was $849.4 million, as compared to $811.6 million for the nine months ended October 2, 2016, an increase of $37.9 million, or 5%. As a percentage of revenue, cost of revenue increased to 52.6% for the nine months ended October 1, 2017, from 52.4% for the nine months ended October 2, 2016, resulting in a decrease in gross margin of 18 basis points to 47.4% for the nine months ended October 1, 2017, from 47.6% for the nine months ended October 2, 2016. Amortization of intangible assets decreased to $21.3 million for the nine months ended October 1, 2017, as compared to $23.3 million for the nine months ended October 2, 2016. Stock-based compensation expense was $0.9 million for the nine months ended October 1, 2017, as compared to $0.8 million for the nine months ended October 2, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $4.2 million for the nine months ended October 1, 2017, as compared to $0.4 million for the nine months ended October 2, 2016. In addition to the above items, the overall decrease in gross margin was primarily the result of an unfavorable shift in product mix partially offset by benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 1, 2017 were $150.9 million, as compared to $142.6 million for the three months ended October 2, 2016, an increase of $8.3 million, or 5.8%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.2% for the three months ended October 1, 2017, as compared to 27.7% for the three months ended October 2, 2016. Amortization of intangible assets increased to $10.5 million for the three months ended October 1, 2017, as compared to $9.8 million for the three months ended October 2, 2016. Stock-based compensation expense was $3.7 million for the three months ended October 1, 2017, as compared to $3.3 million for the three months ended October 2, 2016. Other purchase accounting adjustments added an incremental expense of $0.7 million for the three months ended October 1, 2017, as compared to $4.1 million for the three months ended October 2, 2016. Acquisition and divestiture-related expenses added an incremental expense of $5.4 million for the three months ended October 1, 2017, as compared to $0.1 million for the three months ended October 2, 2016. In addition to the above items, the increase in selling, general and administrative expenses was primarily due to higher commissions and marketing expenses, partially offset by lower costs as a result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended October 1, 2017 were $443.9 million, as compared to $438.1 million for the nine months ended October 2, 2016, an increase of $5.8 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.5% for the nine months ended October 1, 2017, as compared to 28.3% for the nine months ended October 2, 2016. Amortization of intangible assets increased and was $30.7 million for the nine months ended October 1, 2017, as compared to $30.1 million for the nine months ended October 2, 2016. Stock-based compensation expense was $14.2 million for the nine months ended October 1, 2017, as compared to $12.1 million for the nine months ended October 2, 2016. Other purchase accounting adjustments added an incremental expense of $1.6 million for the nine months ended October 1, 2017, as compared to $9.7 million for the nine months ended October 2, 2016. Acquisition and divestiture-related expenses added an incremental expense of $11.7 million for the nine months ended October 1, 2017, as compared to $0.6 million for the nine months ended October 2, 2016. Other than the items listed above, selling, general and administrative expenses were generally consistent year over year.

Research and Development Expenses
Research and development expenses for the three months ended October 1, 2017 were $34.9 million, as compared to $29.5 million for the three months ended October 2, 2016, an increase of $5.4 million, or 18%. As a percentage of revenue, research and development expenses increased and were 6.3% for the three months ended October 1, 2017, as compared to 5.7% for the three months ended October 2, 2016. Amortization of intangible assets was $0.1 million for each of the three months ended October 1, 2017 and October 2, 2016. Stock-based compensation expense was $0.4 million for the three months ended October 1, 2017, as compared to $0.2 million for the three months ended October 2, 2016. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and development expenses for the nine months ended October 1, 2017 were $101.7 million, as compared to $91.4 million for the nine months ended October 2, 2016, an increase of $10.4 million, or 11%. As a percentage of revenue, research and development expenses increased and were 6.3% for the nine months ended October 1, 2017, as compared to 5.9% for the nine months ended October 2, 2016. Amortization of intangible assets decreased and was $0.2 million for the nine months ended October 1, 2017, as compared to $0.5 million for the nine months ended October 2, 2016. Stock-based compensation expense was $1.1 million for the nine months ended October 1, 2017, as compared to $0.6 million for the nine months ended October 2, 2016. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

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

We implemented a restructuring plan in each of the first and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2017 Plan" and "Q3 2017", respectively). We implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2016 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2017 and 2016 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2017 Plan	27	$1,321	$1,021	$—	$—	$2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q2 FY2018	Q2 FY2018
Q3 2016 Plan	22	1,779	41	—	—	1,820	Q4 FY2017	—
Q2 2016 Plan	72	4,106	561	—	—	4,667	Q3 FY2017	—

We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.4 million and $3.3 million during the three and nine months ended October 1, 2017, respectively, in the Discovery & Analytical Solutions segment and $0.5 million during each of the three and nine months ended October 1, 2017, in the Diagnostics segment.

At October 1, 2017, we had $15.7 million recorded for accrued restructuring and contract termination charges, of which $10.1 million was recorded in short-term accrued restructuring and contract termination charges, $2.7 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. At January 1, 2017, we had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and contract termination charges and $3.0 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended October 1, 2017:

	Balance at January 1, 2017	2017 Charges	2017 Changes in Estimates, Net	2017 Amounts Paid	Balance at October 1, 2017
	(In thousands)
Severance:
Q3 2017 Plan	$—	$2,342	$—	$(34)	$2,308
Q1 2017 Plan	—	6,631	—	(3,834)	2,797
Q3 2016 Plan	1,208	—	—	(990)	218
Q2 2016 Plan	1,436	—	—	(446)	990

Facility:
Q1 2017 Plan	—	66	—	(9)	57

Previous Plans	7,780	927	—	(2,408)	6,299
Restructuring	10,424	9,966	—	(7,721)	12,669
Contract Termination	117	2,909	45	(25)	3,046
Total Restructuring and Contract Termination	$10,541	$12,875	$45	$(7,746)	$15,715

Interest and Other (Income) Expense, Net
Interest and other (income) expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Interest income	$(802)	$(124)	$(1,512)	$(361)
Interest expense	10,974	10,998	32,510	30,778
Loss (gain) on disposition of businesses and assets, net	—	—	301	(5,562)
Other (income) expense, net	(35,419)	389	(39,745)	2,887
Total interest and other (income) expense, net	$(25,247)	$11,263	$(8,446)	$27,742
Interest and other (income) expense, net, for the three months ended October 1, 2017 was an income of $25.2 million, as compared to an expense of $11.3 million for the three months ended October 2, 2016, a decrease of $36.5 million. The decrease in interest and other (income) expense, net, for the three months ended October 1, 2017, as compared to the three months ended October 2, 2016, was primarily due to a decrease in other (income) expenses, net by $35.8 million, which consisted primarily of net foreign exchange gain related to the remeasurement and settlement of the acquisition-related hedges of $36.3 million for the three months ended October 1, 2017.
Interest and other (income) expense, net, for the nine months ended October 1, 2017 was an income of $8.4 million, as compared to an expense of $27.7 million for the nine months ended October 2, 2016, a decrease of $36.2 million. The decrease in interest and other (income) expense, net, for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016, was largely due to a decrease in other (income) expenses, net by $42.6 million which consisted primarily of net foreign exchange gain related to remeasurement and settlement of the acquisition-related hedges of $42.6 million and an increase in interest income of $1.2 million for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016. This was partially offset by a net loss on disposition of businesses and assets of $0.3 million for the nine months ended October 1, 2017, as compared to a net gain of $5.6 million for the nine months ended October 2, 2016, and an increase of $1.7 million in interest expense for the nine months ended October 1, 2017, due to higher interest rates and an increase in debt issuance costs.
Provision for Income Taxes
For the three months ended October 1, 2017, the provision for income taxes from continuing operations was $8.5 million, as compared to $10.6 million for the three months ended October 2, 2016. For the nine months ended October 1, 2017, the provision for income taxes from continuing operations was $20.5 million, as compared to $21.5 million for the nine months ended October 2, 2016.
The effective tax rate from continuing operations was 8.1% and 9.5% for the three and nine months ended October 1, 2017, respectively, as compared to 16.4% and 12.3% for the three and nine months ended October 2, 2016, respectively. The lower effective tax rate during the three months ended October 1, 2017, as compared to the three months ended October 2, 2016, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2017 as compared to fiscal year 2016 and higher tax benefits related to discrete items, which were $2.2 million in the three months ended October 1, 2017, as compared to $1.7 million in the three months ended October 2, 2016. The lower effective tax rate during the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2017 as compared to fiscal year 2016.
As a result of the sale of our Medical Imaging business, we sold assets and liabilities of certain foreign operations, liquidated a related foreign entity and repatriated approximately $60.4 million of previously unremitted earnings. We provided for the estimated taxes on the repatriation of these earnings and recorded a tax benefit of $0.1 million and a tax expense of $3.4 million in discontinued operations and dispositions for the three and nine months ended October 1, 2017, respectively. We expect to utilize tax attributes to minimize the cash taxes paid on the repatriation.
Taxes have not been provided for unremitted earnings that we continue to consider indefinitely reinvested, the determination of which is based on our future operational and capital requirements. We continue to maintain our indefinite reinvestment assertion with regards to the remaining unremitted earnings of our foreign subsidiaries, and therefore do not accrue U.S. tax for the repatriation of our remaining unremitted foreign earnings. As of October 1, 2017, the amount of foreign earnings that we have the intent and ability to keep invested outside the United States indefinitely and for which no U.S. tax cost has been provided was approximately $1.3 billion. It is not practical to calculate the unrecognized deferred tax liability on those earnings.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations, and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operations, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of October 1, 2017 and January 1, 2017.
On May 1, 2017 (the "Closing Date"), we completed the sale of our Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between us and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Closing Date, we received consideration of approximately $277.4 million for the sale of our Medical Imaging business. During the third quarter of fiscal year 2017, we paid Varex $4.2 million to settle the post-closing working capital adjustment. During the nine months ended October 1, 2017, we recorded a pre-tax gain of $180.4 million and income tax expense of $42.2 million related to the sale of our Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in the condensed consolidated balance sheet, and we expect to utilize tax attributes to minimize the tax liability.
Following the closing, we are providing certain customary transitional services during a period of up to 12 months. Commercial transactions between us and Varex following the closing of the transaction are not expected to be significant.

The results of discontinued operations during the three and nine months ended October 1, 2017 include the results of the Medical Imaging business through April 30, 2017. The summary pre-tax operating results of the discontinued operation, were as follows for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Revenue	$—	$33,635	$44,343	$110,859
Cost of revenue	—	21,386	32,933	71,870
Selling, general and administrative expenses	—	3,193	5,869	9,242
Research and development expenses	—	3,662	4,891	10,615
Restructuring and contract termination charges, net	—	(53)	—	568
Income from discontinued operations before income taxes	$—	$5,447	$650	$18,564
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.8 million and $9.9 million as of October 1, 2017 and January 1, 2017, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at October 1, 2017 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended October 1, 2017 was $385.4 million, as compared to $365.1 million for the three months ended October 2, 2016, an increase of $20.3 million, or 6%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the three months ended October 1, 2017, as compared to the three months ended October 2, 2016, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery

& Analytical Solutions segment was a result of an increase of $15.7 million in our laboratory services market revenue and an increase of $7.9 million in revenue from environmental, food and industrial markets, partially offset by a decrease of $3.3 million in life sciences market revenue. In our laboratory services market, we continued to experience increased demand for our OneSource laboratory service business as our OneSource team continues to drive industry leading growth with an expansion of services into existing customers coupled with a number of significant new customers wins. In our environmental, food and industrial markets, we experienced higher growth in our inorganic and food product offerings that was partially offset by continued weakness in our organic product offerings. In our life sciences market, we experienced a continued decline in sales of radioactive reagents in our radio-nucleotide business.
Revenue for the nine months ended October 1, 2017 was $1,130.3 million, as compared to $1,103.0 million for the nine months ended October 2, 2016, an increase of $27.2 million, or 2%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $32.0 million in our laboratory services market revenue, and an increase in environmental, food and industrial markets revenue of $9.7 million, partially offset by a decrease in life sciences market revenue of $14.5 million. In our laboratory services market, we had higher growth in our core environmental services. In our environmental, food and industrial markets, we experienced higher growth in our food and inorganic product offerings as a result of increased government regulation of soil and water and increased focus on food safety laws and mandatory testing, particularly in the emerging markets such as China, as well as in the Americas. In our life sciences market, we experienced a decline in revenue due to a softer than expected academic market in Europe due to funding pressures and issues with customer ordering patterns.
Operating income from continuing operations for the three months ended October 1, 2017 was $47.6 million, as compared to $46.1 million for the three months ended October 2, 2016, an increase of $1.6 million, or 3%. Amortization of intangible assets was $12.8 million for the three months ended October 1, 2017, as compared to $12.3 million for the three months ended October 2, 2016. Restructuring and contract termination charges, net, were $1.7 million for the three months ended October 1, 2017, as compared to $0.7 million for the three months ended October 2, 2016. In addition to the above items, operating income increased for the three months ended October 1, 2017, as compared to the three months ended October 2, 2016, as we continued to see the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses and shift in product mix, with an increase in sales of lower gross margin product offerings.
Operating income from continuing operations for the nine months ended October 1, 2017 was $129.7 million, as compared to $127.1 million for the nine months ended October 2, 2016, an increase of $2.5 million, or 2%. Amortization of intangible assets was $37.5 million for the nine months ended October 1, 2017, as compared to $40.3 million for the nine months ended October 2, 2016. Restructuring and contract termination charges, net, were $9.7 million for the nine months ended October 1, 2017, as compared to $4.7 million for the nine months ended October 2, 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.4 million for each of the nine months ended October 1, 2017 and October 2, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.4 million for the nine months ended October 2, 2016. In addition to the above items, operating income increased for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016, as we continued to see the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses and shift in product mix, with an increase in sales of lower gross margin product offerings.
Diagnostics
Revenue for the three months ended October 1, 2017 was $168.9 million, as compared to $149.4 million for the three months ended October 2, 2016, an increase of $19.5 million, or 13%, which includes an approximate 7% increase in revenue attributable to acquisitions and divestitures and 1% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended October 1, 2017 and October 2, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China and India, as well as in South America. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the three months ended October 1, 2017. We also had strong growth from our applied genomics offering, particularly in the Americas, during the quarter.
Revenue for the nine months ended October 1, 2017 was $485.1 million, as compared to $445.7 million for the nine months ended October 2, 2016, an increase of $39.3 million, or 9%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue in our Diagnostics segment for each of the nine months ended October 1, 2017 and October 2, 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China and India, as well as in South America. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during the nine months ended October 1, 2017.
Operating income from continuing operations for the three months ended October 1, 2017 was $44.1 million, as compared to $41.6 million for the three months ended October 2, 2016, an increase of $2.4 million, or 6%. Amortization of intangible assets increased and was $4.9 million for the three months ended October 1, 2017, as compared to $4.6 million for the three months ended October 2, 2016. Restructuring and contract termination charges, net, were $1.5 million for the three months ended October 1, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $6.3 million for the three months ended October 1, 2017, as compared to $4.3 million for the three months ended October 2, 2016. Excluding the impact of the above items, operating income increased for the three months ended October 1, 2017, as compared to the three months ended October 2, 2016, primarily due to strong reproductive health sales and benefits from our initiatives to improve our supply chain.
Operating income from continuing operations for the nine months ended October 1, 2017 was $115.1 million, as compared to $113.2 million for the nine months ended October 2, 2016, an increase of $1.9 million, or 2%. Amortization of intangible assets increased and was $14.8 million for the nine months ended October 1, 2017, as compared to $13.5 million for the nine months ended October 2, 2016. Restructuring and contract termination charges, net, were $3.2 million for the nine months ended October 1, 2017, as compared to $0.4 million for the nine months ended October 2, 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $13.5 million for the nine months ended October 1, 2017, as compared to $10.5 million for the nine months ended October 2, 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $4.2 million for the nine months ended October 1, 2017. Excluding the impact of the above items, operating income increased for the nine months ended October 1, 2017, as compared to the nine months ended October 2, 2016, primarily due to strong reproductive health sales, favorable changes in product mix particularly in the Americas and APAC and benefits from our initiatives to improve our supply chain.

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

•
increases in interest rates or credit spreads, as well as limitations on the availability of credit, which affect our ability to borrow under future potential facilities on a secured or unsecured basis,

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets.
At October 1, 2017, we had cash and cash equivalents of $709.5 million, of which $315.2 million was held by our non-U.S. subsidiaries, and we had $988.6 million and $200.0 million of additional borrowing capacity available under our senior unsecured revolving credit facility and senior unsecured term loan credit facility, respectively. We had no other liquid investments at October 1, 2017.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the sale of our Medical Imaging business, we sold assets and liabilities of certain foreign operations, liquidated a related foreign entity and repatriated approximately $60.4 million of previously unremitted earnings. We provided for the estimated taxes on the repatriation of these earnings and recorded a tax benefit of $0.1 million and a tax expense of $3.4 million in discontinued operations and dispositions during the three and nine months ended October 1, 2017, respectively. We expect to utilize tax attributes to minimize the cash taxes paid on the repatriation.
In addition to the $60.4 million we repatriated in fiscal year 2017, we would incur U.S. taxes on approximately $276.0 million of the $315.2 million of cash and cash equivalents held by our non-U.S. subsidiaries at October 1, 2017, if transferred to the U.S. without proper planning. We expect the accumulated non-U.S. cash balances, which may not be transferred to the U.S. without incurring U.S. taxes, will remain outside of the U.S. and that we will meet U.S. liquidity needs through future cash flows, use of U.S. cash balances, external borrowings, or some combination of these sources.
On July 27, 2016, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the nine months ended October 1, 2017, we had no stock repurchases under the Repurchase Program. As of October 1, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended October 1, 2017, we repurchased 3,132 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the nine months ended October 1, 2017, we repurchased 73,672 shares of common stock for this purpose at an aggregate cost of $4.0 million.
The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value. Any repurchased shares will be available for use in connection with corporate programs. If we elect to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our senior unsecured revolving credit facility.
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
During the first nine months of fiscal year 2017, we contributed $6.2 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $0.2 million by the end of fiscal year 2017. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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

Cash Flows
Operating Activities. Net cash provided by continuing operations was $165.2 million for the nine months ended October 1, 2017, as compared to $181.2 million for the nine months ended October 2, 2016, a decrease of $16.0 million. The cash provided by operating activities for the nine months ended October 1, 2017 was principally a result of income from continuing operations of $195.3 million adjusted for depreciation and amortization of $75.5 million, stock-based compensation expense of $16.2 million, restructuring and contract termination charges, net of $12.9 million, change in fair value of contingent consideration of $1.6 million, and loss on disposition of businesses and assets, net of $0.3 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $109.9 million and a net cash decrease in working capital of $26.7 million. Contributing to the net cash decrease in working capital for the nine months ended October 1, 2017, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $12.5 million and an increase in inventory of $25.2 million, which was partially offset by a decrease in accounts receivable of $11.0 million. The decrease in accounts receivable was a result of accounts receivable collections during the first nine months of fiscal year 2017. The decrease in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2017. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Discovery & Analytical Solutions and Diagnostics segments to improve responsiveness to customer requirements and to facilitate the introduction of new products. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $109.9 million for the nine months ended October 1, 2017, as compared to $66.3 million for the nine months ended October 2, 2016. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $68.3 million for the nine months ended October 1, 2017, as compared to $77.3 million for the nine months ended October 2, 2016, a decrease of $9.0 million. For the nine months ended October 1, 2017, the net cash used in investing activities of our continuing operations was principally a result of $123.6 million of cash used for acquisitions and capital expenditures of $22.4 million. These items were partially offset by a decrease of $17.2 million in restricted cash, primarily related to the release of cash that was placed in escrow related to our acquisition of Tulip Diagnostics Private Limited and our sale of PerkinElmer Labs, Inc. during fiscal year 2016. During the nine months ended October 1, 2017, we received $60.4 million from settlement of acquisition-related foreign currency forward contracts. Net cash used for capital expenditures was $24.4 million for the nine months ended October 2, 2016. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the nine months ended October 2, 2016, we received $21.0 million, net of $2.0 million in restricted cash from the sale of businesses, and used $71.9 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities of our continuing operations was $33.9 million for the nine months ended October 1, 2017, as compared to $52.4 million for the nine months ended October 2, 2016, a decrease of $18.5 million. For the nine months ended October 1, 2017, we repurchased 73,672 shares of our common stock pursuant to our equity incentive plans, for a total cost of $3.5 million. This compares to repurchases of 3.3 million shares of common stock, which includes 72,058 shares of our common stock pursuant to our equity incentive plans, for the nine months ended October 2, 2016, for a total cost of $151.4 million, including commissions. Proceeds from the issuance of common stock under stock plans was $14.0 million for the nine months ended October 1, 2017 as compared to $12.1 million for the nine months ended October 2, 2016. During the nine months ended October 1, 2017, our debt borrowings totaled $147.0 million, which were partially offset by debt payments of $147.0 million. During the nine months ended October 2, 2016, our debt payments totaled $804.5 million, which were partially offset by debt borrowings of $375.5 million. In addition, during the nine months ended October 2, 2016, proceeds from the sale of our senior unsecured debt was $546.2 million, and we paid $7.9 million for debt issuance costs. We paid $23.1 million in dividends during each of the nine months ended October 1, 2017 and October 2, 2016. We had net payments on other credit facilities of $0.9 million during each of the nine months ended October 1, 2017 and October 2, 2016. During the nine months ended October 1, 2017, we paid $11.5 million to settle foreign currency forward contracts, as compared to $1.7 million of cash received from settlement of foreign currency forward contracts for the nine months ended October 2, 2016. During the nine months ended October 1, 2017, we made $8.9 million in payments for acquisition-related contingent consideration.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility.  Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of October 1, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of October 1, 2017, we had $988.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of October 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $3.6 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of October 1, 2017.
Senior Unsecured Term Loan Credit Facility. We entered into a senior unsecured term loan credit facility on August 11, 2017 that provides for $200.0 million of term loans and has an initial maturity of twelve months from the date of the initial draw. We plan to use the senior unsecured term loan facility for general corporate purposes, which may include financing for the planned acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility are based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. As of October 1, 2017, the senior unsecured term loan credit facility had no outstanding borrowings. The credit agreement for the facility contains affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in our senior unsecured revolving credit facility. We were in compliance with all applicable covenants as of October 1, 2017.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.372% of the principal amount, which resulted in a discount of $3.1 million. As of October 1, 2017, the 2021 Notes had an aggregate carrying value of $496.4 million, net of $1.5 million of unamortized original issue discount and $2.1 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of October 1, 2017, the 2026 Notes had an aggregate carrying value of $581.5 million, net of $4.7 million of unamortized original issue discount and $4.4 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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

Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At October 1, 2017, we had $36.2 million recorded for these financing lease obligations, of which $1.3 million was recorded as short-term debt and $34.9 million was recorded as long-term debt. At January 1, 2017, we had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first three quarters of fiscal year 2017 and in each quarter of fiscal year 2016. At October 1, 2017, we had accrued $7.7 million for dividends declared on July 24, 2017 for the third quarter of fiscal year 2017 that will be payable on November 10, 2017. On October 27, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2017 that will be payable on February 9, 2018. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 have changed due to new lease agreements for certain operating facilities.
During the nine months ended October 1, 2017, we entered into new lease agreements for certain operating facilities. Our total rental payments to the lessors are now expected to be $11.4 million for the remainder of fiscal year 2017, $29.0 million for fiscal year 2018, $22.1 million for fiscal year 2019, $16.8 million for fiscal year 2020, $14.5 million for fiscal year 2021 and $28.2 million in the aggregate thereafter. There have not been any other material changes during the first nine months of fiscal year 2017.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $140.0 million, $137.5 million and $128.5 million at October 1, 2017, January 1, 2017 and October 2, 2016, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 1, 2017 and October 2, 2016.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €19.0 million and combined U.S. Dollar notional amounts of $12.3 million as of October 1, 2017; combined Euro notional amounts of €58.6 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017; and combined Euro notional amounts of €50.7 million and combined U.S. Dollar notional amounts of $9.2 million as of October 2, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans, were not material for each of the three and nine months ended October 1, 2017 and October 2, 2016. We paid $11.5 million and $0.1 million during the nine months ended October 1, 2017 and October 2, 2016, respectively, from the settlement of these hedges.

In connection with the issuance of the 2026 Notes during fiscal year 2016, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 1, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €495.9 million. The unrealized foreign exchange loss recorded in AOCI related to the net investment hedge was $19.5 million and $63.1 million for the three and nine months ended October 1, 2017, respectively.
On June 27, 2017, in connection with the planned acquisition of EUROIMMUN, we entered into several foreign currency forward contracts to purchase Euros to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price. These currency forward contracts were not designated as hedging instruments and therefore the change in the derivative fair value was marked to market through the condensed consolidated statement of operations. We received $60.4 million during the third quarter of fiscal year 2017 from the settlement of these foreign currency forward contracts. The cash flows related to the settlement of these foreign currency forward contracts are included in cash flows from investing activities within the Company’s condensed consolidated statement of cash flows. The outstanding foreign currency forward contracts have an aggregate notional amount totaling $1.18 billion as of October 1, 2017. The net foreign exchange gain included in other (income) expense, net related to these foreign currency forward contracts was $36.3 million and $42.6 million for the three and nine months ended October 1, 2017, respectively.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 1, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 1, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 1, 2017 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We are subject to the rules of the Securities and Exchange Commission requiring disclosure as to whether certain materials known as conflict minerals (tantalum, tin, gold, tungsten and their derivatives), which may be contained in our products, are mined from the Democratic Republic of the Congo and adjoining countries. As a result of these rules, we may incur additional costs in complying with the disclosure requirements and in satisfying those customers who require that the components used in our products be certified as conflict-free, and the potential lack of availability of these materials at competitive prices could increase our production costs.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the nine months ended October 1, 2017. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Restrictions in our senior unsecured revolving credit facility, senior unsecured term loan credit facility and other debt instruments may limit our activities.
Our senior unsecured revolving credit facility, senior unsecured term loan credit facility, senior unsecured notes due in 2021 ("2021 Notes") and senior unsecured notes due in 2026 ("2026 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, senior unsecured term loan credit facility, the 2021 Notes, the 2026 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
The United Kingdom’s vote in favor of withdrawing from the European Union could adversely impact our operations and make it more difficult for us to do business in Europe.
Nearly 3% of our net sales from continuing operations in 2016 came from the United Kingdom. Following the referendum vote in the United Kingdom ("U.K.") in June 2016 in favor of leaving the European Union (commonly referred to as “Brexit”), on March 29, 2017, the country formally notified the European Union of its intention to withdraw. It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. This could lead to a period of considerable uncertainty and volatility, particularly in relation to United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our operations and sales.
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
As of October 1, 2017, our total assets included $2.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On July 24, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2017 that will be payable on November 10, 2017. On October 27, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2017 that will be payable on February 9, 2018. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2017 - July 30, 2017	1,966	$69.46	—	8,000,000
July 31, 2017 - August 27, 2017	261	64.13	—	8,000,000
August 28, 2017 - October 1, 2017	905	68.72	—	8,000,000
Activity for quarter ended October 1, 2017	3,132	$68.80	—	8,000,000
 ____________________

(1)
Our Board of Directors ("our Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the third quarter of fiscal year 2017, the Company repurchased 3,132 shares of common stock for this purpose at an aggregate cost of $0.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 27, 2016, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the nine months ended October 1, 2017, we had no stock repurchases under the Repurchase Program. As of October 1, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1
Loan Agreement, dated as of August 11, 2017, among PerkinElmer, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Sole Bookrunner and Sole Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 001-05075)).

10.2
Amendment No. 1, dated as of August 11, 2017 to Credit Agreement, dated as of August 11, 2016, by and among PerkinElmer, Inc., Wallac Oy, and PerkinElmer Health Sciences, Inc., as borrowers, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 001-05075)).

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2017 and October 2, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2017 and October 2, 2016, (iii) Condensed Consolidated Balance Sheets at October 1, 2017 and January 1, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2017 and October 2, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 7, 2017	By:	/s/ FRANK A. WILSON
Frank A. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 7, 2017	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)