Form 10-K
period 2017-12-31
PERKINELMER INC
filed 2018-02-27
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑       No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☑        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 30, 2017, was $7,366,225,026 based upon the last reported sale of $68.14 per share of common stock on June 30, 2017.
As of February 23, 2018, there were outstanding 110,504,347 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of products, services and solutions for the diagnostics, food, environmental, industrial, life sciences research and laboratory services markets. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 150 countries. As of December 31, 2017, we employed approximately 11,000 employees in our continuing operations. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.
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

Our Strategy
Our strategy is to develop and deliver innovative products, services and solutions in high-growth markets that utilize our knowledge and expertise to address customers’ critical needs and drive scientific breakthroughs. To execute on our strategy and accelerate revenue growth, we focus on broadening our offerings through both the acquisition of innovative technology and investment in research and development. Our strategy includes:

•	Achieving significant growth in both of our core business segments, Discovery & Analytical Solutions and Diagnostics, through strategic acquisitions and licensing;

•	Accelerating innovation through both internal research and development and third-party collaborations and alliances;

•	Strengthening our position within key markets, by expanding our global product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and engaged employees.

Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:

Acquisitions in Fiscal Year 2017:
We completed the acquisition of three businesses in fiscal year 2017 for total consideration of $1.6 billion. The acquired businesses were EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”) acquired for total consideration of €1.2 billion, Tulip Diagnostics Private Limited (“Tulip”) acquired for total consideration of $127.3 million, and one other business acquired for total consideration of $14.8 million. We have a potential obligation to pay the former shareholders of Tulip up to INR1.6 billion in additional consideration over a two year period, which is currently equivalent to $25.2 million, and is accounted for as compensation expense in our consolidated financial statements over a two year period and is excluded from the purchase price allocation. We reported the operations of EUROIMMUN and Tulip within the results of our Diagnostics segment and the other acquisition within the results of our Discovery & Analytical Solutions segment from the acquisition dates.

Restructuring:
During fiscal year 2017, we recorded pre-tax restructuring charges of $8.0 million in our Discovery & Analytical Solutions segment and $2.9 million in our Diagnostics segment related to a workforce reduction from restructuring activities. Our management approved these plans to realign resources to emphasize growth initiatives. We also terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded pre-tax charges of $3.6 million, in the Discovery & Analytical Solutions segment and $0.5 million in the Diagnostics segment during fiscal year 2017 as a result of these contract terminations.

This pre-tax restructuring activity has been reported as restructuring and contract termination charges and is included as a component of income from continuing operations. We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2017.

Business Segments and Products
We report our business in two segments: Discovery & Analytical Solutions and Diagnostics. We realigned our businesses at the beginning of the fourth quarter of fiscal year 2016 to better position us to grow in attractive end markets and expand share with our core product offerings through an improved customer focus, more value-add collaboration and breakthrough innovations.

Discovery & Analytical Solutions Segment
Our comprehensive portfolio of technologies helps life sciences researchers better understand diseases and develop treatments. In addition, we enable scientists to detect, monitor and manage contaminants and toxic chemicals that impact our environment and food supply. Our Discovery & Analytical Solutions segment serves the environmental, food, industrial, life sciences research and laboratory services markets, and generated revenue of $1,578.5 million in fiscal year 2017.

Environmental Market:
For the environmental market, we develop and provide analytical technologies, solutions and services that enable our customers to understand the characterization and health of many aspects of our environment, including air, water and soil.
Our solutions are used to detect and help reduce the impact products and industrial processes have on our environment. For example, our solutions help ensure compliance with regulatory standards that protect the purity of the world's water supply by detecting harmful substances, including trace metals such as lead, and organic pollutants such as pesticides and benzene. We provide the tools needed to test functionality, meet quality specifications and safety standards, and innovate for next generation products.

Food Market:
We offer a variety of solutions that help farmers and food producers provide a growing population with food that is safe, nutritious and appealing, and assist manufacturers with product consistency and maximizing production yield. Our instruments confirm food quality, including the level of moisture in grain or the level of fat in butter, as well as detect the presence of potentially dangerous contaminants, such as lead and mercury in milk. Our solutions can also be used to identify the origin of food products such as olive oil, which helps prevent counterfeiting. Our methods and analyses are transferable throughout the supply chain to enable customers to keep pace with industry standards as well as governmental regulations and certifications.

Industrial Market:
We provide analytical instrumentation for the industrial market which includes the chemical, semiconductor and electronics, energy, lubricant, petrochemical and polymer industries. Our technologies for this market are primarily used by customers focusing on quality assurance standards.

Life Sciences Research Market:
In the life science research market, we provide a broad suite of solutions including reagents, informatics, and detection and imaging technologies that enable scientists to work smarter, make research breakthroughs and transform those breakthroughs to real-world outcomes. These products, solutions and services support pharmaceutical and biotech companies, and academic institutions globally in discovering and developing better treatments and therapeutics to fight disease, faster and more efficiently.

Laboratory Services Market:
We provide services designed to help customers in the laboratory services market increase efficiencies and production time while reducing lab maintenance costs. Our OneSource® laboratory service business is aligned with customers' needs, enabling them to accelerate scientific progress and commercial opportunities.

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

•	The Flexar™ ultra-high performance liquid chromatography (UHPLC) and Flexar advanced liquid chromatography systems, which provide high throughput and resolution chromatographic separations.

•
The QSight® Triple Quad LC/MS/MS, a flow-based mass spectrometry system that provides high sensitivity and enables high levels of efficiency and productivity to meet both standard and regulatory requirements.

•	The Torion® T-9 portable GC/MS, a fast person-portable GC/MS system, enabling rapid detection and actionable results to potentially hazardous and emergency environmental conditions.

•
Our atomic spectroscopy family of instruments, including the PinAAcle® family of atomic absorption spectrometers, the Avio family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers, which are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.

•
Our infrared spectroscopy (IR) family of instruments, the Spectrum Two™ IR & NIR spectrometers, which are compact and portable and used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications. This includes the Frontier™ IR and NIR spectrometers designed to provide high sensitivity and flexibility to address a range of sample types. Spotlight™ IR systems are designed for scientists whose samples demand higher sensitivity and simpler analysis and workflows.

•
The LAMBDA™ UV/Vis, a series of spectrophotometers that provide sampling flexibility to enable measurement of a wide range of sample types, including liquids, powders and solid materials, both in regulated industries as well as QC/QA and research applications.

•
The 2400 Series II CHNS/O Elemental Analyzer, one of the leading organic elemental analyzers. It is ideal for the rapid determination of carbon, hydrogen, nitrogen, sulfur, and oxygen content in organic and other types of materials.

•
Our thermal analysis family, including our Differential Scanning Calorimetry (DSC) series that offers exclusive HyperDSC™ capability for unparalleled sensitivity and new insights into material processes, our Thermogravimetric (TGA) and Simultaneous Thermal Analysis (STA) instruments, which can be coupled to Fourier Transform Infrared (FT-IR), Mass Spectrometry (MS), or Gas Chromatography/Mass Spectrometry (GC/MS) to provide greater analysis power and knowledge.

•
Perten's Falling Number™ and Glutomatic™ instruments, which determine the bread baking quality of wheat and flour, and Perten's DA NIR bench and in process analyzer determine constituent content for use across the food segment from meat to animal feed.

•	The Delta™ range of milk quality analyzers, which help ensure the quality of dairy products and are used at Central Milk Testing labs as well as dairy processing facilities around the world.

•	The Bioo Scientific® test kits for detection of toxins, veterinary drug residues and contaminants, which enable rapid and easy testing at different steps in the food value chain.

Life Sciences Research and Laboratory Services:

•
Phenoptics™ quantitative pathology research solutions, which provide oncologists and cancer immunologists a new way to visualize and measure tumor cells and multiple immune-cell phenotypes simultaneously in FFPE tissue by combining the power of Opal® multiplexed immunohistochemistry reagents with the Mantra™, Vectra® 3 or Vectra® Polaris™ multispectral imaging system and inForm® software, enabling visualization and analysis of complex cell interactions in ways that are difficult to achieve with other methods.

•
Radiometric detection solutions, including over 1,100 radiochemicals and the Tri-carb® and Quantulus™ GCT families of liquid scintillation analyzers, Wizard2® Gamma counters and MicroBeta2® plate based LSA, which are used for beta, gamma and luminescence counting in microplate and vial formats utilized in research, environmental and drug discovery applications.

•	The Opera Phenix® high content screening system, which is used for sensitive and high speed phenotypic drug screening of complex cellular models.

•
The Operetta® CLS™ high content analysis system, which enables scientists to reveal fine sub-cellular details from everyday assays as well as more complex studies, for example using live cells, 3D and stem cells.

•	The EnSight® multimode plate reader benchtop system, offering well plate imaging alongside labeled detection technologies for target-based and phenotypic assays.

•	The EnVision® multimode plate reader, designed for high-throughput screening laboratories, including those using AlphaScreen®, AlphaLISA® and/or AlphaPlex® technologies.

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

•
In vivo imaging technologies and reagents for preclinical research, including the IVIS® Spectrum™ series for 2D and 3D optical imaging, the FMT® series for 3D optical tomography and the IVIS® Lumina™ series for 2D imaging, along with a suite of bioluminescent and fluorescent imaging agents, cell lines and dyes. These technologies are designed to provide non-invasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals and are complemented by a broad portfolio of fluorescent and bioluminescent in vivo imaging reagents that can be useful for identifying, characterizing and quantifying a range of disease biomarkers and therapeutic efficacy in living animal models.

•	The G8 PET/CT preclinical imaging system, delivering PET imaging with an intuitive user interface and efficient workflows, ensuring subject monitoring throughout preparation and imaging.

•
The Quantum GX2, which enables in vivo imaging of multiple species across multiple disease areas by delivering industry leading high resolution imaging. Low dose scanning allows subjects to be imaged over time to evaluate disease progression while minimizing the harmful effects of radiation that could impact the biology of the animal. With Quantum GX2™, data from the IVIS® and FMT® imaging platforms can be seamlessly co-registered with microCT to deliver more information on the disease state.

•	AlphaPlex® reagent technology, a homogeneous, all-in-one-well multiplexing reagent system for performing ultra-sensitive immunoassay analyses.

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

•
OneSource® Mobile Application software, providing instant mobile access to service activity and equipment data including the ability to open a service call, check service history and view future scheduled events.

•
OneSource® Dashboard, a TIBCO® Spotfire® technology driven interactive graphical platform, providing visibility to a customer’s global asset population, service event and downtime distribution, as well as key performance indicators to assist in asset operation.

New Products:
New products introduced or acquired for Discovery & Analytical Solutions applications in fiscal year 2017 include the following:

 Environmental, Food & Industrial:

•
The NexION® 1000 ICP-MS, providing exceptional speed, operational simplicity, and improved laboratory efficiency, designed for high-throughput testing labs running routine, multi-elemental, trace-level analyses to meet regulatory standards.

•	The NexION® 2000, a versatile ICP-MS, offering powerful interference removal, high flexibility regardless of matrix, efficient analysis every time, and operational simplicity.

•
The Avio® 500, a simultaneous, vertical plasma dual view, and compact ICP-OES engineered to handle even the most difficult samples, delivering productivity, high performance, and fast return on investment.

•
The Spectrum Two N™, a high-performance, yet robust and transportable FT-NIR system platform enabling simple, reliable NIR analyses, designed for labs that need to combine high-end performance with the ease-of-use features of a portable instrument.

•	The Clarus® 590 and 690 GC instruments, which include a wide-range flame ionization detector and high-performance capillary injector that enable superior sensitivity, capacity and throughput.

•	TurboMatrix™ MultiPrep auto samplers, providing expanded sample handling capabilities for a broad range of workflows, including multiple options for liquid injection, headspace and SPME on one system.

•
The QSight® LX50 UHPLC system, paired and seamlessly integrated with the QSight® triple quad LC/MS/MS, forming a complete system that delivers high sensitivity and specificity for demanding applications such as pesticide-residue and nutritional-component analysis.

Life Sciences Research and Laboratory Services:

•
The Vectra® Polaris™ automated quantitative pathology imaging system, which integrates multispectral imaging and automated slide scanning to better visualize, analyze, quantify, and phenotype immune cells in situ in FFPE tissue sections and TMAs.

•
The VICTOR Nivo™ multimode plate reader, a compact, lightweight, benchtop system, equipped with all popular detection modes, designed for life science research laboratories performing everyday biochemical and cell-based assays at relatively low-throughput, or assay development work, with diverse application requirements.

•
PerkinElmer SignalsTM notebook, a scientific research data management solution, allowing researchers to record research data and experiments in digital notebooks, drag & drop, store, organize, share, find and filter data easily.

•	ChemDraw® 17 chemical structure drawing and visualization application, which is now available on the cloud.

•
PerkinElmer Signals Lead DiscoveryTM software, which enables researchers to quickly gain new insights into chemical and biomolecular research data, featuring guided search and analysis workflows and dynamic data visualizations for on-the-fly exploration.

•
PerkinElmer Signals Medical ReviewTM software, empowering medical monitors to detect safety signals faster and reduce overall time to submission by combining innovative medical review workflow with advanced analytics.

•
The IVIS® LuminaTM S5 and IVIS® LuminaTM X5, which allow researchers to explore molecular and anatomical aspects of disease simultaneously with high sensitivity 2D optical and high resolution X-ray (IVIS® LuminaTM X5) in vivo imaging for faster throughput. Improved imaging workflow solutions include unique animal handling accessories, subject recognition technology and radio frequency ID support increase speed, reproducibility and accuracy of data.

•
The Quantum GX2, which enables high-resolution in vivo imaging of multiple species across many applications from bone to cardio-pulmonary to cancer research. Low dose scanning allows researchers to image subjects over time to evaluate disease progression while minimizing the harmful effects of radiation which could impact the biology of the animal.

•
OneSource® Insights as a ServiceTM, which leverages comprehensive OneSource® analytics and industry data to develop and deliver customer-need driven recommendations to optimize, integrate and accelerate lab operations.

•
OneSource® Asset Genius™ solution, which offers a 360° view of PC-driven laboratory instruments regardless of the manufacturer, correlating instrument usage, age and service data, allowing customers to visually pinpoint under-performing, ideally-performing and over-burdened assets, and to make informed decisions.

Brand Names:
Our Discovery & Analytical Solutions segment offers additional products under various brand names, including:

 Environmental, Food & Industrial:
AAnalyst™, Altus®, Aquamatic™, Avio®, AxION®, Clarus®, DairyGuard™, Falling NumberTM, Frontier™, Glutomatic™, Honigs Regression™, HyperDSCTM, Inframatic™, LAMBDA™, NexION®, OilExpress™, OilPrep™, Optima®, Perten®, Perten Instruments®, PinAAcle®, QSight®, Spectrum™, Spectrum Two™, Spotlight™, Supra-clean®, Supra-d™, Supra-poly®, Syngistix™, Torion®, TurboMatrix™ and Ultraspray®.

Life Sciences Research and Laboratory Services:
AlphaLISA®, AlphaPlex™, AlphaScreen®, Alpha™ SureFire®, AngioSense®, Annexin-Vivo™ , Cell carrier®, cell::explorer®, Chem3D®, ChemDraw®, ChemOffice®, Columbus™ Elements®, EnLite™, EnSight®, EnVision®, FMT®, FolateRSense™, Geospiza®, High Content Profiler™, inForm®, IntegriSense™, IVIS®, LANCE®, Living Image®, Lumina™, Mantra™, MicroBeta2®, MMPSense®, NENTM, Nuance®, OneSource®, Opal®, Opera Phenix®, Operetta® CLS™, OsteoSense®, PerkinElmer Signals™ for Translational, Phenoptics™, ProSense®, Quantulus™ GCT, RediJect™, Spectrum™, Transferrin-Vivo™, Tri-Carb®, Vectra®, Vectra® PolarisTM, VICTOR Nivo™, ViewLux™, VivoTag®, Wizard2®, and XenoLightTM.

Diagnostics Segment
We offer instruments, reagents, assay platforms, and software to hospitals, medical labs, clinicians, and medical research professionals to help improve the health of families. Our Diagnostics segment is especially focused on reproductive health, emerging market diagnostics, and applied genomics. Our Diagnostics business generated revenue of $678.5 million in fiscal year 2017.

In December 2017, we completed the acquisition of EUROIMMUN. Headquartered in Lubeck, Germany, EUROIMMUN develops, produces and distributes instruments, software and consumables for in vitro diagnostics. EUROIMMUN focuses on IVD analysis systems, including reagents, disposables and software for diagnosing and detecting allergies, autoimmune disorders and infectious diseases.

Diagnostics Market:
We provide early detection for genetic disorders from pregnancy to early childhood, and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their babies. Our instruments, reagents and software test and screen for genetic abnormalities, disorders and diseases, including Down syndrome, hypothyroidism, infertility and various metabolic conditions. We also develop the technologies that enable and support genomic workflows using PCR and next-generation DNA sequencing for applications in oncology, genetic testing and drug discovery.

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

•	The NeoGram™ MS/MS AAAC in vitro diagnostic kit, which is used to support detection of metabolic disorders in newborns through tandem mass spectrometry.

•	The NeoBase™ non-derivatized MS/MS kit, which analyzes newborn blood samples for measurement of amino acids and other metabolic analytes for specific diseases.

•	The GSP® Neonatal hTSH, T4 17á-OHP, GALT IRT, BTD, PKU, Total Galactose and G6PD kits, used for screening congenital neonatal conditions from a drop of blood.

•	The Specimen Gate® informatics data management solution, designed specifically for newborn screening laboratories.

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

•	JANUS® BioTx™ workstation for automated small scale purification, offering column, tip and plate based chromatography on a single platform.

•	The LabChip GXII® TouchTM platform, which provides a means of characterizing multiple protein product attributes for research labs through QC.

•
The explorer® automated workstation, which allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.

New Products:
Significant new products introduced or acquired for Diagnostics applications in fiscal year 2017 include the following:

Diagnostics:

•	NeoLSDTM MSMS kit, the first commercial IVD kit for screening of Pompe, MPS-I, Fabry, Gaucher, Niemann-Pick A/B and Krabbe disorders from a single DBS sample.

•	QSight® Triple Quad MSMS instrument which is used for newborn screening.

•	TRF based Anti HBs/HCV/TP kits for infectious disease testing.

•	The chemagic™ Prime™ instrument, a fully automated, LIMS-compatible solution for primary sample transfer, DNA and RNA isolation, optional normalization, and the setup of PCR and NGS applications.

EUROIMMUN

•	Immune fluorescence testing (IFT), enzyme-linked immunosorbent assay (ELISA), chemiluminescence-based immunotesting, immunoblots, molecular microarrays, PCR, liquid handlers and software solutions.

•	Autoimmune testing covering rheumatology, hepatology, gastroenterology, endocrinology, neurology, nephrology, dermatology and infertility.

•	Infectious disease testing covering bacteria, viruses and parasites.

•	IFT, ELISA and EUROLINETM for veterinary medical diagnostics.

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including AutoDELFIA®, BACS-on-Beads®, BIOCHIPs, Bioo Scientific®, BoBs®, chemagic™, Datalytix™, DELFIA® Xpress, EuroImmun®, EUROLINETM, Evolution™, explorer™, FragilEase®, Genoglyphix®, GSP®, iLab™, JANUS®, LabChip®, LifeCycle™, LimsLink™, MultiPROBE®, NEXTFLEX®, NextPrep™, Pannoramic™, QSight®, Sciclone®, Specimen Gate®, SymbioTM, Twister®, VanadisTM, VariSpec™, ViaCord®, and Zephyr®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of December 31, 2017, we employed approximately 4,000 sales and service representatives operating in approximately 35 countries and marketing products and services in more than 150 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

Research and Development
Research and development expenditures were $139.4 million during fiscal year 2017, $124.3 million during fiscal year 2016, and $112.5 million during fiscal year 2015.

We have a broad product base, and we do not expect any single research and development project to have significant costs. To accelerate our growth initiatives, we directed our research and development efforts in fiscal years 2017, 2016 and 2015 primarily toward our Diagnostics segment, and the environmental, food, life sciences research and laboratory services markets within our Discovery & Analytical Solutions segment. We expect to continue our strong investments in research and development to drive growth during fiscal year 2018, and to continue to emphasize the Diagnostics segment, and the environmental, food, life sciences research and laboratory services markets within our Discovery & Analytical Solutions segment.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.4 million and $9.9 million as of December 31, 2017 and January 1, 2017, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees
As of December 31, 2017, we employed approximately 11,000 employees in our continuing operations. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 31, 2017, we estimate that we employed an aggregate of approximately 1,700 union and workers’ council employees. We consider our relations with our employees to be satisfactory.

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

The table below sets forth revenue and operating income (loss) from continuing operations by operating segment for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$941,328	$934,098	$968,034
Service revenue	637,131	578,886	560,385
Total revenue	1,578,459	1,512,984	1,528,419
Operating income from continuing operations(1)	206,688	196,819	162,762
Diagnostics
Product revenue	536,086	462,798	427,068
Service revenue	142,437	139,735	149,336
Total revenue	678,523	602,533	576,404
Operating income from continuing operations	149,636	149,577	146,478
Corporate
Operating loss from continuing operations(2)	(51,521)	(63,330)	(58,314)
Continuing Operations
Product revenue	$1,477,414	$1,396,896	$1,395,102
Service revenue	779,568	718,621	709,721
Total revenue	2,256,982	2,115,517	2,104,823
Operating income from continuing operations	304,803	283,066	250,926
Interest and other expense, net	8,085	38,998	42,119
Income from continuing operations before income taxes	$296,718	$244,068	$208,807
____________________________

(1)	Legal costs for a particular case in our Discovery & Analytical Solutions segment were $2.7 million for fiscal year 2017.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax gain of $2.1 million in fiscal year 2017, a pre-tax loss of $15.3 million in fiscal year 2016, and pre-tax loss of $12.4 million in fiscal year 2015.

Discontinued operations have not been included in the preceding table.

Additional information relating to our reporting segments is as follows for the fiscal years ended:

	Depreciation and Amortization Expense			Capital Expenditures
	December 31, 2017	January 1, 2017	January 3, 2016	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)			(In thousands)
Discovery & Analytical Solutions	$72,590	$72,484	$74,177	$26,200	$21,486	$18,175
Diagnostics	31,204	25,339	29,728	11,262	8,556	6,854
Corporate	1,206	2,149	1,459	1,627	1,660	3,189
Continuing operations	$105,000	$99,972	$105,364	$39,089	$31,702	$28,218
Discontinued operations	$929	$6,266	$6,643	$182	$1,302	$1,414

	Total Assets
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Discovery & Analytical Solutions	$2,744,370	$2,612,757	$2,546,583
Diagnostics	3,314,804	1,505,381	1,459,854
Corporate	32,289	31,171	28,497
Current and long-term assets of discontinued operations	—	127,374	131,361
Total assets	$6,091,463	$4,276,683	$4,166,295

Financial Information About Geographic Areas
Both of our reporting segments conduct business in, and derive substantial revenue from, various countries outside the United States. During fiscal year 2017, we had $1,420.0 million in sales from our international operations, representing approximately 60% of our total sales. During fiscal year 2017, we derived approximately 70% of our international sales from our Discovery & Analytical Solutions segment and approximately 30% of our international sales from our Diagnostics segment. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales in the future.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of EUROIMMUN and Tulip during fiscal year 2017. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
We are subject to the rules of the Securities and Exchange Commission requiring disclosure as to whether certain materials known as conflict minerals (tantalum, tin, gold, tungsten and their derivatives) that may be contained in our products are mined from the Democratic Republic of the Congo and adjoining countries. As a result of these rules, we may incur additional costs in complying with the disclosure requirements and in satisfying those customers who require that the components used in our products be certified as conflict-free, and the potential lack of availability of these materials at competitive prices could increase our production costs.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2017. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in actual, or from projected, foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	embargoes, trade protection measures and import or export licensing requirements,

•	policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in transferring cash between international operations and the United States,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection,

•	expanded enforcement of laws related to data protection and personal privacy,

•	increasing global enforcement of anti-bribery and anti-corruption laws, and

•	differing regulatory requirements and changes in those requirements.
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
If we experience a significant disruption in, or breach in security of, our information technology systems or those of our customers, suppliers or other third parties, allowing inappropriate access to or inadvertent transfer of information, or if we fail to implement new systems, software and technologies successfully, our business could be adversely affected.
We rely on several centralized information technology systems throughout our company to develop, manufacture and provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers, suppliers or other third parties, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems, allowing inappropriate access to or inadvertent transfer of information could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
The United Kingdom's vote in favor of withdrawing from the European Union could adversely impact our results of operations.
Nearly 3% of our net sales from continuing operations in fiscal year 2017 came from the United Kingdom. Following the referendum vote in the United Kingdom in June 2016 in favor of leaving the European Union (commonly referred to as “Brexit”), on March 29, 2017, the country formally notified the European Union of its intention to withdraw. It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. This could lead to a period of considerable uncertainty and volatility, particularly in relation to United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the United Kingdom or in the rest of Europe, it may have a material adverse effect on our operations and sales.
Any significant weakening of the British pound sterling to the U.S. dollar will have an adverse impact on our European revenues due to the importance of our sales in the United Kingdom. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and that may continue to be the case. In addition, depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of December 31, 2017, our total assets included $4.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On October 27, 2017, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2017 that was paid in February 2018. On January 25, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2018 that will be payable in May 2018. In the future, our

Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2017, our continuing operations occupied 3,651,434 square feet in over 210 locations. We own 911,085 square feet of this space, and lease the balance. We conduct our operations in manufacturing and assembly plants, research laboratories, administrative offices and other facilities located in 14 states and 33 foreign countries.

Facilities outside of the United States account for approximately 2,426,445 square feet of our owned and leased property, or approximately 66% of our total occupied space.

Our real property leases are both short-term and long-term. We believe that our properties are well-maintained and are adequate for our present requirements.

The following table indicates the approximate square footage of real property owned and leased attributable to the continuing operations of our reporting segments as of December 31, 2017:

	Owned	Leased	Total
	(In square feet)
Discovery & Analytical Solutions	105,020	1,669,941	1,774,961
Diagnostics	806,065	950,099	1,756,164
Corporate offices	—	120,309	120,309
Continuing operations	911,085	2,740,349	3,651,434

Item 3.	Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 31, 2017 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are our executive officers as of February 27, 2018. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Robert F. Friel	Chairman, Chief Executive Officer and President	62
Frank A. Wilson	Senior Vice President and Chief Financial Officer	59
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	49
James Corbett	Executive Vice President and President, Discovery & Analytical Solutions	55
Prahlad Singh	Senior Vice President and President, Diagnostics	53
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	51
Deborah Butters	Senior Vice President, Chief Human Resources Officer	48
Tajinder Vohra	Senior Vice President, Global Operations	52
Andrew Okun	Vice President and Chief Accounting Officer	48

Robert F. Friel, 62. Mr. Friel currently serves as our Chairman, Chief Executive Officer and President. Prior to being appointed President and Chief Executive Officer in February 2008 and Chairman in April 2009, Mr. Friel had served as President and Chief Operating Officer since August 2007, and as Vice Chairman and President of our Life and Analytical Sciences unit since January 2006. Mr. Friel was our Executive Vice President and Chief Financial Officer, with responsibility for business development and information technology in addition to his oversight of the finance functions, from October 2004 until January 2006. Mr. Friel joined PerkinElmer in February 1999 as our Senior Vice President and Chief Financial Officer. Prior to joining PerkinElmer, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. He received a Bachelor of Arts degree in economics from Lafayette College and a Master of Science degree in taxation from Fairleigh Dickinson University. Mr. Friel is currently a director of NuVasive, Inc. and Xylem Inc., and previously served as a director of CareFusion Corporation until its acquisition by Becton, Dickinson and Company in March 2015. He also previously served on the national board of trustees for the March of Dimes Foundation.

Frank A. Wilson, 59. Mr. Wilson joined us in May 2009 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Wilson held key financial and business management roles over 12 years at the Danaher Corporation, including Corporate Vice President of Investor Relations; Group Vice President of Business Development; Group Vice President of Finance for Danaher Motion Group; President of Gems Sensors; and Group Vice President of Finance for the Industrial Controls Group. Mr. Wilson is currently a director of Sparton Corporation. Previously, Mr. Wilson worked for several years at AlliedSignal Inc., now Honeywell International, where he last served as Vice President of Finance and Chief Financial Officer for Commercial Aviation Systems. His earlier experience includes PepsiCo Inc. in financial and controllership positions of increasing responsibility, E.F. Hutton and Company, and KPMG Peat Marwick. Mr. Wilson received a Bachelor’s degree in business administration from Baylor University and is also a Certified Public Accountant.

Joel S. Goldberg, 49. Mr. Goldberg currently serves as our Senior Vice President, Administration, General Counsel and Secretary, having joined as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

James Corbett, 55. Mr. Corbett was appointed President of our Discovery & Analytical Solutions business and Executive Vice President of PerkinElmer in October 2016. Mr. Corbett was appointed President of our Human Health business in March 2014 and a Senior Vice President and officer of PerkinElmer in February 2012. Mr. Corbett was previously appointed President of the Diagnostics business in May 2010 and President of the Life Sciences and Technology business in May 2013. Mr. Corbett joined the Company in October of 2007 through our acquisition of ViaCord, where he served as President. Prior to joining ViaCord, he co-founded CADx Systems, a company focused on the oncology market, where he held the position of Executive Vice President and Director with responsibility for worldwide sales and marketing, technical support and business development. Following the 2004 acquisition of CADx by iCAD, Inc., he was named Chief Commercial Officer. In addition, Mr. Corbett worked for Abbott Laboratories for 14 years in a variety of sales and marketing positions including Worldwide Marketing Manager for Abbott Diagnostics Immunoassay Systems and Region Manager for Abbott Diagnostics. Mr. Corbett holds a Bachelor of Science degree in business from the University of Massachusetts. Mr. Corbett also serves on the national board of trustees for the March of Dimes Foundation and on the board of directors for the Analytical, Life Science & Diagnostics Association.

Prahlad Singh, 53. Mr. Singh joined PerkinElmer as the President of our Diagnostics business in May 2014. He has been a Senior Vice President and officer of PerkinElmer since September 2016. Prior to joining PerkinElmer, Mr. Singh was General Manager of GE Healthcare’s Women’s Health Business from 2012 to 2014. In this role, he had worldwide responsibility for GE Healthcare’s Mammography and Bone Densitometry businesses. Before that, Mr. Singh held senior executive level roles in Strategy, Business Development and Mergers & Acquisitions at both GE Healthcare from 2011 to 2012 and Philips Healthcare from 2007 to 2011. From 1995 to 2007, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol Myers Squibb Medical Imaging which included managing the Asia Pacific and Middle East region. Mr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.

Daniel R. Tereau, 51. Mr. Tereau was appointed Senior Vice President, Strategy and Business Development in January 2016, having joined the Company in April 2014 as Vice President, Strategy and Business Development. He is responsible for leading PerkinElmer’s overall strategic planning, business development, and corporate marketing activities. Prior to joining PerkinElmer, Mr. Tereau served on Novartis’ leadership team as Senior Vice President and Global Head of Strategy, Business Development and Licensing from 2011 to 2014, where he was responsible for global strategy and business development for the Consumer Health division. Prior to 2011, Mr. Tereau held similar roles at Thermo Fisher Scientific and GE Healthcare. Mr. Tereau holds a Bachelor of Science degree in finance from Ferris State University, a Juris Doctorate from Wayne State University, and earned his Master of Business Administration from Yale University.  He also serves on the board of directors for SeraCare Life Sciences, Inc.

Deborah Butters, 48. Ms. Butters joined PerkinElmer in July 2016 as Senior Vice President, Chief Human Resources Officer. Prior to joining us, she served as Head of North America Human Resources at IBM, where she led all aspects of the Human Resource function for IBM’s largest geography, which included 35,000 employees and was responsible for over $30B of IBM’s revenue. During her 17 year career there, she significantly helped shape IBM’s HR programs and practices, including leading its enterprise-wide, people transformation strategy to optimize employee engagement and business performance. Ms. Butters was with Lotus Development for eight years prior to its acquisition by IBM. Ms. Butters’ experiences working in the United Kingdom and Germany for Lotus Development, and in Switzerland and the United States for IBM, ranged from leading functional roles across workforce planning and talent management, to serving in five HR business partner roles in both software and consulting within IBM and Lotus Development, with the largest being IBM’s North America Consulting business. Ms. Butters holds a Bachelor of Science degree from the University of Bath and a diploma in Human Resources from London University.

Tajinder Vohra, 52. Mr. Vohra joined PerkinElmer in October 2015 as Vice President of Global Operations and was appointed Senior Vice President in January 2018. He oversees all of PerkinElmer’s global operations, including manufacturing, supply chain, customer care and distribution. Prior to joining PerkinElmer, Mr. Vohra served at ABB as a Country Operations Leader from 2011 to 2015, where he was responsible for India-wide operations and Supply Chains for India, Middle East and Africa. Prior to 2011, Mr. Vohra was a Senior Vice President with Genpact, managing Supply Chain and IT businesses, and held a number of global management operational positions with GE Healthcare. Mr. Vohra received his Bachelor’s degree in Mechanical Engineering from the University of Delhi, Master’s degree in Industrial Engineering from the University of Alabama and Master’s degree in Manufacturing Engineering from Lehigh University. Mr. Vohra is a certified Six Sigma Black Belt, and was trained in lean manufacturing at the Shingijitsu Training Institute in Japan.

Andrew Okun, 48. Mr. Okun serves as our Vice President and Chief Accounting Officer, a position in which he has served since April 2011. Mr. Okun joined us in 2001 and has served in financial and controllership positions of increasing responsibility, including Director of Finance for the Optoelectronics business from 2001 through 2005, Vice President of Finance from 2005 through 2009 and Vice President and Corporate Controller from 2009 through 2011. Prior to joining us, Mr. Okun most recently worked for Honeywell International as a Site Controller as well as for Coopers & Lybrand. Mr. Okun is a Certified Public Accountant and earned his Master of Business Administration from the University of Virginia. He completed his undergraduate degree at the University of Santa Barbara.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock
Our common stock is listed and traded on the New York Stock Exchange. The following table sets forth the high and low per share closing sale prices for our common stock on that exchange for each quarter in fiscal years 2017 and 2016.

	2017 Fiscal Quarters
	First	Second	Third	Fourth
High	$58.06	$68.45	$69.94	$73.84
Low	51.57	56.95	62.95	69.36

	2016 Fiscal Quarters
	First	Second	Third	Fourth
High	$53.01	$55.56	$56.92	$56.43
Low	41.45	48.58	51.94	49.95

As of February 23, 2018, we had approximately 3,914 holders of record of our common stock.

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2017 - October 29, 2017	1,636	$71.35	—	8,000,000
October 30, 2017 - November 26, 2017	3,219	71.19	—	8,000,000
November 27, 2017 - December 31, 2017	117	71.61	—	8,000,000
Activity for quarter ended December 31, 2017	4,972	$71.25	—	8,000,000
________________

(1)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2017, the Company repurchased 4,972 shares of common stock for this purpose at an aggregate cost of $0.4 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 27, 2016, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the fourth quarter of fiscal year 2017, we had no stock repurchases under the Repurchase Program. As of December 31, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.

Dividends
During fiscal years 2017 and 2016, we declared regular quarterly cash dividends on our common stock. The table below sets forth the cash dividends per share that we declared on our common stock during each of those fiscal years, by quarter.

	2017 Fiscal Quarters				2017 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

	2016 Fiscal Quarters				2016 Total
	First	Second	Third	Fourth
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

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

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from December 30, 2012 to December 31, 2017. Our Peer Group Index consists of Agilent Technologies Inc., Thermo Fisher Scientific Inc., and Waters Corporation. The peer group is the same as the peer group used in the stock performance graph in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Comparison of Five-Year Cumulative Total Return
Among PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

	30-Dec-12	29-Dec-13	28-Dec-14	3-Jan-16	1-Jan-17	31-Dec-17
PerkinElmer, Inc.	$100.00	$133.79	$144.11	$176.20	$172.47	$242.92
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Peer Group	$100.00	$156.47	$175.06	$193.74	$196.90	$272.88

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 31, 2017. We derived the selected historical financial information for the balance sheets for the fiscal years ended December 31, 2017 and January 1, 2017 and the statement of operations for each of the fiscal years in the three-year period ended December 31, 2017 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended December 28, 2014 and December 29, 2013 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of January 3, 2016, December 28, 2014 and December 29, 2013 from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

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

	Fiscal Years Ended
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,256,982	$2,115,517	$2,104,823	$2,069,880	$1,996,959
Operating income from continuing operations(1)(2)	304,803	283,066	250,926	165,007	180,791
Interest and other expense, net(3)	8,085	38,998	42,119	41,139	64,110
Income from continuing operations before income taxes	296,718	244,068	208,807	123,868	116,681
Income from continuing operations, net of income taxes(4)	156,890	215,706	188,785	130,139	142,206
Income from discontinued operations and dispositions, net of income taxes(5)	135,743	18,593	23,640	27,639	25,006
Net income	$292,633	$234,299	$212,425	$157,778	$167,212
Basic earnings per share:
Continuing operations	$1.43	$1.97	$1.68	$1.16	$1.27
Discontinued operations	1.24	0.17	0.21	0.25	0.22
Net income	$2.67	$2.14	$1.89	$1.40	$1.49
Diluted earnings per share:
Continuing operations	$1.42	$1.96	$1.67	$1.14	$1.25
Discontinued operations	1.22	0.17	0.21	0.24	0.22
Net income	$2.64	$2.12	$1.87	$1.39	$1.47
Weighted-average common shares outstanding:
Basic:	109,857	109,478	112,507	112,593	112,254
Diluted:	110,859	110,313	113,315	113,739	113,503
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
	(In thousands)
Balance Sheet Data:
Total assets	$6,091,463	$4,276,683	$4,166,295	$4,127,576	$3,940,882
Short-term debt	217,306	1,172	1,123	1,075	2,624
Long-term debt(3)(6)	1,788,803	1,045,254	1,011,762	1,045,393	926,274
Stockholders’ equity(1)(7)	2,503,188	2,153,570	2,110,441	2,042,102	1,994,487
Common shares outstanding(7)	110,361	109,617	112,034	112,481	112,626
____________________________

(1)
Activity related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax gain of $2.1 million in fiscal year 2017, a pre-tax loss of $15.3 million in fiscal year 2016, a pre-tax loss of $12.4 million in fiscal year 2015, a pre-tax loss of $75.4 million in fiscal year 2014 and a pre-tax income of $17.6 million in fiscal year 2013.

(2)
We recorded pre-tax restructuring and contract termination charges, net, of $12.7 million in fiscal year 2017, $5.1 million in fiscal year 2016, $13.5 million in fiscal year 2015, $13.3 million in fiscal year 2014 and $33.5 million in fiscal year 2013.

(3)
In fiscal years 2017, 2016, 2015, 2014 and 2013, interest expense was $43.9 million, $41.5 million, $38.0 million, $36.3 million and $49.9 million, respectively. In fiscal year 2013, we redeemed all of our 6% senior unsecured notes due in 2015 (the “2015 Notes”) that included a prepayment premium of $11.1 million, which is included in other expense, net, the write-off of $2.8 million for the remaining unamortized derivative losses for previously settled cash flow hedges, which is included in interest expense, and the write-off of $0.2 million for the remaining deferred debt issuance costs, which is included in interest expense.

(4)
In fiscal years 2017 and 2016, provision for income tax on continuing operations was $139.8 million and $28.4 million, respectively. The higher provision for income taxes in fiscal year 2017 compared to that of fiscal year 2016 was primarily due to the $106.5 million discrete tax expense related to the Tax Cuts & Jobs Act of 2017. In fiscal years 2015, 2014 and 2013, tax expense (benefit) on continuing operations was $20.0 million, $(6.3) million and $(25.5) million, respectively. The tax expense in fiscal year 2015 was primarily due to income in high tax rate jurisdictions, partially offset by losses in low tax rate jurisdictions and a tax benefit of $6.4 million related to discrete items. The benefit from income taxes in fiscal year 2014 was primarily due losses in high tax rate jurisdictions and a tax benefit of $7.1 million related to discrete items, partially offset by a provision for income taxes related to profits in low tax rate jurisdictions. The benefit from income taxes in fiscal year 2013 was primarily due to a tax benefit of $24.0 million related to discrete items and losses in high tax rate jurisdictions, partially offset by provision for income taxes related to profits in low tax rate jurisdictions.

(5)
In May 2017, we completed the sale of our Medical Imaging business. We recorded a pre-tax gain of $179.6 million and income tax expense of $43.1 million in fiscal year 2017. We accounted for this business as discontinued operations beginning in 2016 and the financial information relating to fiscal years 2015, 2014 and 2013 has been retrospectively adjusted to reflect the inclusion of this business in discontinued operations.

(6)
In July 2016, we issued and sold ten-year senior notes at a rate of 1.875% with a face value of €500.0 million and received €492.3 million of net proceeds from the issuance. The debt, which matures in July 2026, is unsecured.

(7)
In fiscal year 2017, we did not repurchase any shares of our common stock under the existing stock repurchase program authorized by our Board on July 27, 2016. In fiscal year 2016, we repurchased in the open market 3.2 million shares of our common stock at an aggregate cost of $148.2 million, including commissions under a stock repurchase program originally announced in October 2014 that was terminated in July 2016 (the "October 2014 Repurchase Program"). In fiscal year 2015, we repurchased in the open market 1.5 million shares of our common stock at an aggregate cost of $72.0 million, including commissions, under both the October 2014 Repurchase Program and a stock repurchase program originally announced in October 2012 that expired in October 2014 (the "October 2012 Repurchase Program"). In fiscal year 2014, we repurchased in the open market 1.4 million shares of our common stock at an aggregate cost of $61.3 million, including commissions, under the October 2012 Repurchase Program. In fiscal year 2013, we repurchased in the open market 3.6 million shares of our common stock at an aggregate cost of $123.0 million, including commissions, under the October 2012 Repurchase Program. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 31, 2017 ("fiscal year 2017") and January 1, 2017 ("fiscal year 2016") included 52 weeks. The fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 has been reflected in the third quarter of our fiscal year 2015. The fiscal year ending December 30, 2018 will include 52 weeks.

Overview of Fiscal Year 2017
During fiscal year 2017, we continued to see good performance from acquisitions, investments in our ongoing technology and sales and marketing initiatives. Our overall revenue in fiscal year 2017 increased $141.5 million, or 7%, as compared to fiscal year 2016, reflecting an increase of $65.5 million, or 4%, in our Discovery & Analytical Solutions segment revenue and an increase of $76.0 million, or 13%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment during fiscal year 2017 was primarily due to an increase of $48.1 million from our laboratory services market revenue and an increase of $21.1 million from our environmental, food and industrial markets revenue, partially offset by a decrease of $3.8 million from our life sciences research market revenue. The increase in our Diagnostics segment revenue during fiscal year 2017 was primarily driven by continued expansion in our newborn, maternal fetal health and infectious diseases screening solutions and applied genomics solutions.
In our Discovery & Analytical Solutions segment, we experienced growth during fiscal year 2017 driven by successful new product introductions and an improving macro-environment. We also experienced strong demand for our laboratory service offerings as well as our environmental and food offerings. In the life sciences research market, we experienced continued decline in sales of radioactive reagents in our radio-nucleotide business.
In our Diagnostics segment, we experienced growth from continued expansion in our newborn and infectious disease screening businesses, particularly in the emerging markets. We also experienced strong growth in our advanced genomics front-end sample preparation business in the Americas. As the rising cost of healthcare continues to be one of the critical issues facing our customers, we anticipate that the benefits of providing earlier detection of disease, which can result in a reduction of long-term health care costs as well as create better outcomes for patients, are increasingly valued and we expect to see continued growth in these markets. During fiscal year 2017, we expanded both the extent and reach of our capabilities to enable earlier treatments and better outcomes, both in terms of diseases and geographies. The acquisition of EUROIMMUN has increased our reagent mix, expanded our technical capabilities and positioned us in more attractive markets.
Our consolidated gross margins decreased 36 basis points in fiscal year 2017, as compared to fiscal year 2016, primarily due to an unfavorable shift in product mix partially offset by benefits from our initiatives to improve our supply chain. Our consolidated operating margin increased 12 basis points in fiscal year 2017, as compared to fiscal year 2016 primarily due to lower costs as a result of cost containment and productivity initiatives, which were partially offset by increased costs related to investments in new product development.
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

Consolidated Results of Continuing Operations

Revenue
2017 Compared to 2016. Revenue for fiscal year 2017 was $2,257.0 million, as compared to $2,115.5 million for fiscal year 2016, an increase of $141.5 million, or 7%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 0.4% increase in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2017 as compared to fiscal year 2016 and includes the effect of foreign exchange rate fluctuations, and acquisitions and divestitures. The total increase in revenue reflects an increase in our Diagnostics segment revenue of $76.0 million, or 13%, due to continued expansion in our newborn and infectious disease screening solutions and strong growth in applied genomics. Our new acquisitions, EUROIMMUN and Tulip, contributed $13.5 million and $38.5 million, respectively, in revenues during fiscal year 2017. Our Discovery & Analytical Solutions segment revenue increased by $65.5 million, or 4%, due to an increase of $48.1 million from our laboratory services market revenue and an increase of $21.1 million from our environmental, food and industrial markets revenue, partially offset by a decrease of $3.8 million from our life sciences research market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.7 million of revenue primarily related to our Diagnostics segment for each of the fiscal years 2017 and 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

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

Cost of Revenue
2017 Compared to 2016. Cost of revenue for fiscal year 2017 was $1,184.0 million, as compared to $1,102.2 million for fiscal year 2016, an increase of approximately $81.8 million, or 7%. As a percentage of revenue, cost of revenue increased to 52.5% in fiscal year 2017 from 52.1% in fiscal year 2016, resulting in a decrease in gross margin of approximately 36 basis points to 47.5% in fiscal year 2017 from 47.9% in fiscal year 2016. Amortization of intangible assets decreased and was $29.3 million for fiscal year 2017, as compared to $30.3 million for fiscal year 2016. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.1 million for fiscal year 2017, as compared to a loss of $0.4 million for fiscal year 2016. Stock-based compensation expense was $1.3 million for fiscal year 2017, as compared to $1.0 million for fiscal year 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $6.2 million for fiscal year 2017, as compared to $0.4 million for fiscal year 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.1 million for each of fiscal years 2017 and 2016. In addition to the factors noted above, the decrease in gross margin was primarily the result of an unfavorable shift in product mix partially offset by benefits from our initiatives to improve our supply chain.

2016 Compared to 2015. Cost of revenue for fiscal year 2016 was $1,102.2 million, as compared to $1,140.6 million for fiscal year 2015, a decrease of approximately $38.4 million, or 3%. As a percentage of revenue, cost of revenue decreased to 52.1% in fiscal year 2016 from 54.2% in fiscal year 2015, resulting in an increase in gross margin of approximately 209 basis points to 47.9% in fiscal year 2016 from 45.8% in fiscal year 2015. Amortization of intangible assets decreased and was $30.3 million for fiscal year 2016, as compared to $42.4 million for fiscal year 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $0.4 million for fiscal year 2016, as compared to a loss of $1.2 million for fiscal year 2015. Stock-based compensation expense was $1.0 million for fiscal year 2016, as compared to $1.3 million for fiscal year 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.4 million for fiscal year 2016, as compared to $7.3 million for fiscal year 2015. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.1 million for each of fiscal years 2016 and 2015. In addition to the factors noted above, the increase in gross margin was primarily the result of favorable changes in product mix, with an increase in sales of higher gross margin product offerings and benefits from our initiatives to improve our supply chain.

Selling, General and Administrative Expenses
2017 Compared to 2016. Selling, general and administrative expenses for fiscal year 2017 were $616.2 million, as compared to $600.9 million for fiscal year 2016, an increase of approximately $15.3 million, or 3%. As a percentage of revenue, selling, general and administrative expenses decreased to 27.3% in fiscal year 2017 from 28.4% in fiscal year 2016. Amortization of intangible assets increased and was $44.1 million for fiscal year 2017, as compared to $40.7 million for fiscal year 2016. The mark-to-market adjustment for postretirement benefit plans was an income of $2.2 million for fiscal year 2017, as compared to a loss of $14.9 million for fiscal year 2016. Stock-based compensation expense increased and was $22.8 million for fiscal year 2017, as compared to $15.2 million for fiscal year 2016. During fiscal year 2017, we recorded $2.7 million in legal costs for a particular case. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $29.0 million for fiscal year 2017 as compared to $17.5 million for fiscal year 2016. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by the result of lower costs as a result of cost containment and productivity initiatives.

2016 Compared to 2015. Selling, general and administrative expenses for fiscal year 2016 were $600.9 million, as compared to $587.2 million for fiscal year 2015, an increase of approximately $13.7 million, or 2%. As a percentage of revenue, selling, general and administrative expenses increased to 28.4% in fiscal year 2016, compared to 27.9% in fiscal year 2015. Amortization of intangible assets increased and was $40.7 million for fiscal year 2016, as compared to $33.8 million for fiscal year 2015. The mark-to-market adjustment for postretirement benefit plans was a loss of $14.9 million for fiscal year 2016, as compared to a loss of $11.1 million for fiscal year 2015. Stock-based compensation expense decreased and was $15.2 million for fiscal year 2016, as compared to $15.5 million for fiscal year 2015. During fiscal year 2015, we recorded $0.8 million in legal costs for a particular case. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $17.5 million for fiscal year 2016 as compared to $0.7 million for fiscal year 2015. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by the result of lower costs as a result of cost containment and productivity initiatives.

Research and Development Expenses
2017 Compared to 2016. Research and development expenses for fiscal year 2017 were $139.4 million, as compared to $124.3 million for fiscal year 2016, an increase of $15.1 million, or 12%. As a percentage of revenue, research and development expenses increased to 6.2% in fiscal year 2017, as compared to 5.9% in fiscal year 2016. Amortization of intangible assets was $0.3 million in fiscal year 2017, as compared to $0.5 million in fiscal year 2016. The mark-to-market adjustment for postretirement benefit plans was an income of $0.1 million for fiscal year 2017. Stock-based compensation expense increased and was $1.4 million for fiscal year 2017, as compared to $0.9 million for fiscal year 2016. In addition to the above items, the increase in research and development expenses was largely the result of investments in new product development, primarily from our investments in Vanadis focused on non-invasive prenatal screening. This was partially offset by lower costs as a result of cost containment and productivity initiatives. We directed research and development efforts similarly during fiscal years 2017 and 2016, primarily towards the diagnostics, environmental, food, life sciences research and laboratory services markets in order to help accelerate our growth initiatives. We have a broad product base, and we do not expect any single research and development project to have significant costs.

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

Restructuring and Contract Termination Charges, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and productivity initiatives. Restructuring and contract termination charges for fiscal year 2017 were $12.7 million, as compared to $5.1 million for fiscal year 2016 and $13.5 million for fiscal year 2015.

We implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan and "Q3 2017 Plan", respectively). We implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). We implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). We implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). All other previous restructuring plans were workforce reductions or closure of excess facility space principally intended to integrate our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy (the "Previous Plans").

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2017, 2016 and 2015 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q4 2017 Plan	29	$255	$1,680	$—	$—	$1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,021	1,321	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	1,631	5,000	33	33	6,697	Q2 FY2018	Q2 FY2018

Q3 2016 Plan	22	41	1,779	—	—	1,820	Q4 FY2017	—
Q2 2016 Plan	72	561	4,106	—	—	4,667	Q3 FY2017	—

Q4 2015 Plan	174	1,315	9,980	—	285	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	95	673	5,290	—	—	5,963	Q2 FY2016	—

We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

We also have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded additional pre-tax charges of $3.6 million, $0.1 million and $0.1 million in the Discovery & Analytical Solutions segment during fiscal years 2017, 2016 and 2015, respectively, and $0.5 million during fiscal year 2017, in the Diagnostics segment as a result of these contract terminations.

At December 31, 2017, we had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. At January 1, 2017, we had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and $3.1 million was recorded in long-term liabilities. The following table summarizes our restructuring accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during fiscal years 2017, 2016 and 2015 in continuing operations:

	Balance at December 28, 2014	2015 Charges and Changes in Estimates, Net	2015 Amounts Paid	Balance at January 3, 2016	2016 Charges and Changes in Estimates, Net	2016 Amounts Paid	Balance at January 1, 2017	2017 Charges and Changes in Estimates, Net	2017 Amounts Paid	Balance at December 31, 2017
	(In thousands)
Severance:
Q4 2017 Plan	$—	$—	$—	$—	$—	$—	$—	$1,935	$(16)	$1,919
Q3 2017 Plan	—	—	—	—	—	—	—	2,342	(270)	2,072
Q1 2017 Plan	—	—	—	—	—	—	—	6,631	(4,133)	2,498
Q3 2016 Plan	—	—	—	—	1,820	(612)	1,208	(202)	(1,006)	—
Q2 2016 Plan(1)	—	—	—	—	4,667	(3,231)	1,436	(829)	(607)	—
Q4 2015 Plan(2)	—	11,295	(925)	10,370	(953)	(8,198)	1,219	(1,066)	(153)	—
Q2 2015 Plan	—	5,423	(4,322)	1,101	(533)	(370)	198	(198)	—	—

Facility:
Q1 2017 Plan	—	—	—	—	—	—	—	66	(33)	33
Q4 2015 Plan	—	285	(26)	259	—	(248)	11	—	—	11

Previous Plans(3)	23,522	(3,539)	(9,695)	10,288	35	(3,971)	6,352	727	(2,691)	4,388
Restructuring	23,522	13,464	(14,968)	22,018	5,036	(16,630)	10,424	9,406	(8,909)	10,921
Contract Termination	304	83	(255)	132	88	(103)	117	3,251	(320)	3,048
Total Restructuring and Contract Termination	$23,826	$13,547	$(15,223)	$22,150	$5,124	$(16,733)	$10,541	$12,657	$(9,229)	$13,969
____________________________

(1)
During fiscal year 2017, we recognized pre-tax restructuring reversals of $0.4 million each in the Discovery & Analytical Solutions and Diagnostics segments, related to lower than expected costs associated with workforce reductions for the Q2 2016 Plan.

(2)
During fiscal year 2017, we recognized pre-tax restructuring reversals of $0.5 million each in the Discovery & Analytical Solutions and Diagnostics segments related, to lower than expected costs associated with workforce reductions for the Q4 2015 Plan.

(3)
During fiscal year 2017, we recognized pre-tax restructuring charges of $0.3 million in the Discovery & Analytical Solutions and $0.4 million in the Diagnostics segments related to change in lease assumptions partially offset by lower than expected costs associated with workforce reductions for the Previous Plans.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Interest income	$(2,571)	$(702)	$(673)
Interest expense	43,940	41,528	37,997
Losses (gains) on disposition of businesses and assets, net	309	(5,562)	—
Other (income) expense, net	(33,593)	3,734	4,795
Total interest and other expense, net	$8,085	$38,998	$42,119

2017 Compared to 2016. Interest and other expense, net, for fiscal year 2017 was an expense of $8.1 million, as compared to an expense of $39.0 million for fiscal year 2016, a decrease of $30.9 million. The decrease in interest and other expense, net, in fiscal year 2017 as compared to fiscal year 2016 was largely due to a decrease in other expense, net by $37.3 million which consisted primarily of net foreign exchange gain related to remeasurement and settlement of the acquisition-related hedges of $36.5 million and an increase in interest income of $1.9 million in fiscal year 2017 as compared to fiscal year 2016. Interest income increased primarily due to interest income derived from investing the proceeds from the sale of our Medical Imaging business in money market mutual funds, until these proceeds were redeemed by end of fiscal year 2017 to partially fund the EUROIMMUN purchase price consideration. This was partially offset by a net loss on disposition of businesses and assets of $0.3 million in fiscal year 2017 as compared to a net gain of $5.6 million in fiscal year 2016 and an increase in interest expense of $2.4 million in fiscal year 2017 as compared to fiscal year 2016 due to the impact of four quarters of interest expense on our 2026 Notes in fiscal year 2017 as compared to two quarters of interest expense in fiscal year 2016 as the 2026 Notes were issued in July 2016. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

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

Provision for Income Taxes
The effective tax rates on continuing operations were 47.1%, 11.6% and 9.6% for fiscal years 2017, 2016 and 2015, respectively. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Tax at statutory rate	$103,851	$85,424	$73,082
Non-U.S. rate differential, net	(65,836)	(52,648)	(47,994)
U.S. taxation of multinational operations	5,408	6,941	1,732
State income taxes, net	1,810	1,509	80
Prior year tax matters	(7,955)	(9,621)	(6,387)
Federal tax credits	(8,249)	(7,189)	(2,096)
Change in valuation allowance	1,951	(2,755)	2,593
Non-deductible acquisition expense	—	5,701	—
Impact of federal tax reform	106,538	—	—
Others, net	2,310	1,000	(988)
Total	$139,828	$28,362	$20,022

The variation in our effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Singapore, Finland, Netherlands and China, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $55.9 million in fiscal year 2017, $48.2 million in fiscal year 2016 and $36.1 million in fiscal year 2015. These amounts include $10.1 million in fiscal year 2017, $11.4 million in fiscal year 2016 and $8.3 million in fiscal year 2015 of benefits derived from tax holidays in China and Singapore. The effect of these benefits derived from tax holidays on basic and diluted earnings per share for fiscal year 2017 was $0.09 and $0.09, respectively, for fiscal year 2016 was $0.10 and $0.10, respectively, and for fiscal year 2015 was $0.07 and $0.07, respectively. The tax holiday in one of our subsidiaries in China expired in 2017 and the tax holiday in one other subsidiary in China is scheduled to expire in fiscal year 2019. The tax holiday in one of our subsidiaries in Singapore is scheduled to expire in fiscal year 2018.
On December 22, 2017, the President of the United States signed into law tax reform legislation, known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code, which includes reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
We have performed a preliminary analysis of the impacts of the Tax Act based on currently available information and recorded a discrete tax expense of $106.5 million during fiscal year 2017, which was comprised of $21.5 million from the remeasurement of certain net deferred tax assets using the lower enacted corporate income tax rate and $85.0 million from the one-time deemed repatriation tax on unremitted earnings of foreign subsidiaries. The impact of the Tax Act may differ from our estimates due to, among other things, changes in interpretations and assumptions we have made, Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. The effects of the Tax Act provisions are still being evaluated by management, and there could be additional effects of the Tax Act which could have material positive or negative impacts on our current or future tax position.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity ("ASU 2014-08"), continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2017 and January 1, 2017.

In August 1999, we sold the assets of our Technical Service business. We recorded pre-tax gains (losses) of $1.8 million in fiscal year 2016 and $(0.03) million in fiscal year 2015 for a contingency related to this business. These gains (losses) were recognized as a gain (loss) on disposition of discontinued operations before income taxes.
During fiscal year 2016, we entered into a letter of intent to contribute certain assets to an academic institution in the United Kingdom. We recognized a pre-tax loss of $1.6 million related to the write-off of assets in the second quarter of 2016 which is included in interest and other expense, net in the consolidated statement of operations.
During fiscal year 2016, we sold PerkinElmer Labs, Inc. for cash consideration of $20.0 million, recognizing a pre-tax gain of $7.1 million. The sale generated a capital loss for tax purposes of $7.3 million, which resulted in an income tax benefit of $2.5 million that was recognized as a discrete benefit during the second quarter of 2016. During fiscal year 2017, we recognized an additional pre-tax gain of $1.1 million relating to the earn-out consideration received from the buyer. PerkinElmer Labs, Inc. was a component of our Diagnostics segment. The pre-tax gain recognized in fiscal years 2017 and 2016 is included in interest and other expense, net in the consolidated statement of operations. The divestiture of PerkinElmer Labs, Inc. has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on our operations and financial statements.
During fiscal year 2017, we sold Suzhou PerkinElmer Medical Laboratory Co., Ltd. for aggregate consideration of $2.3 million, recognizing a pre-tax loss of $1.1 million. The pre-tax loss recognized in fiscal year 2017 is included in interest and other expense, net in the consolidated statement of operations. Suzhou PerkinElmer Medical Laboratory Co., Ltd. was a component of our Diagnostics segment. The divestiture of Suzhou PerkinElmer Medical Laboratory Co., Ltd. has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on our operations and financial statements.

On May 1, 2017 (the "Closing Date"), we completed the sale of our Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between us and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Closing Date, we received consideration of approximately $277.4 million for the sale of the Medical Imaging business. During fiscal year 2017, we paid Varex $4.2 million to settle a post-closing working capital adjustment. During fiscal year 2017, we recorded a pre-tax gain of $179.6 million and income tax expense of $43.1 million related to the sale of the Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in the consolidated balance sheet, and we expect to utilize tax attributes to minimize the tax liability.
Following the closing, we are providing certain customary transitional services during a period of up to 12 months. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.
We presented our Medical Imaging business as discontinued operations in our consolidated financial statements for the fiscal years 2016 and 2015. The results of discontinued operations during fiscal year 2017 include the results of the Medical Imaging business through April 30, 2017.
The summary pre-tax operating results of the discontinued operations were as follows during the three fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Revenue	$44,343	$146,217	$158,128
Cost of revenue	32,933	95,395	97,777
Selling, general and administrative expenses	5,869	13,657	11,712
Research and development expenses	4,891	14,368	13,391
Restructuring and contract termination charges, net	—	568	43
Income from discontinued operations before income taxes	$650	$22,229	$35,205

We recorded a tax provision of $44.5 million, $4.3 million and $11.5 million on discontinued operations and dispositions in fiscal years 2017, 2016 and 2015.

Business Combinations
Acquisitions in fiscal year 2017
Acquisition of EUROIMMUN Medizinische Labordiagnostika AG. During fiscal year 2017, we completed the acquisition of 99.98% of the outstanding stock of EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”) for aggregate consideration of €1.2 billion. The purchase price was funded by borrowings from our senior unsecured revolving credit facility and senior unsecured term loan credit facility of $710.0 million and $200.0 million, respectively, and available cash on hand of $503.8 million. EUROIMMUN is based in Lübeck, Germany, has approximately 2,400 employees, and is recognized as a global leader in autoimmune testing and an emerging force in infectious disease and allergy testing. EUROIMMUN's technologies and platforms are expected to fill gaps in our existing product lines, broaden our offerings and drive synergies, and also expand our geographic reach. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisition, we recorded goodwill of $614.8 million, which is not tax deductible, and intangible assets of $897.4 million. We have reported the operations for this acquisition within the results of our Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 16.1 years.
Other acquisitions in 2017. During the fiscal year 2017, we completed the acquisition of two other businesses for aggregate consideration of $142.1 million. The acquired businesses were Tulip Diagnostics Private Limited (“Tulip”), which was acquired for total consideration of $127.3 million in cash and one other business acquired for total consideration of $14.8 million in cash. We have a potential obligation to pay the former shareholders of Tulip up to INR1.6 billion in additional consideration over a two year period, which is currently equivalent to $25.2 million, and is accounted for as compensation expense in our financial statements over a two year period and is excluded from the purchase price allocation shown below. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. We reported the operations of Tulip within the results of our Diagnostics segment and the other acquired business within the results of our Discovery & Analytical Solutions segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.8 years.
EUROIMMUN's revenue and net loss for the period from the acquisition date to December 31, 2017 were $13.5 million and $1.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and EUROIMMUN as if the acquisition of EUROIMMUN had been completed at the beginning of fiscal year 2016:

	December 31, 2017	January 1, 2017
	(In thousands, except per share data)
Pro Forma Statement of Operations Information:
Revenue	$2,562,580	$2,379,176
Income from continuing operations	143,459	156,210
Basic earnings per share:
Income from continuing operations	$1.31	$1.43
Diluted earnings per share:
Income from continuing operations	$1.29	$1.42

The unaudited pro forma information for fiscal years 2017 and 2016 have been calculated after applying our accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2017 unaudited pro forma income from continuing operations was adjusted to exclude approximately $9.8 million of acquisition-related transaction costs. The fiscal year 2016 pro forma income from continuing operations was adjusted to include these acquisition-related transaction costs and the nonrecurring expenses related to the fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets.
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

Acquisitions in fiscal year 2016
During fiscal year 2016, we completed the acquisition of two businesses for total consideration of $72.3 million in cash. The acquired businesses were Bioo Scientific Corporation, which was acquired for total consideration of $63.5 million in cash and one other business acquired for total consideration of $8.8 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforces acquired. As a result of the acquisitions, we recorded goodwill of $43.1 million, which is not tax deductible, and intangible assets of $22.1 million. We have reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 9.4 years.

Acquisitions in fiscal year 2015
During fiscal year 2015, we completed the acquisition of five businesses for total consideration of $77.1 million in cash. The acquired businesses included Vanadis Diagnostics AB (“Vanadis”), which was acquired for total consideration of $35.1 million in cash, and other acquisitions for aggregate consideration of $42.0 million in cash. At the time of closing, we had a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, with an estimated fair value of $56.9 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, of which $9.2 million is tax deductible. We have reported the operations for all of these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates.

We do not consider the acquisitions completed during fiscal years 2017, 2016 and 2015, with the exception of the EUROIMMUN acquisition, to be material to our consolidated results of operations; therefore, we are only presenting pro forma financial information of operations for the EUROIMMUN acquisition. The aggregate revenue for the acquisitions, with the exception of EUROIMMUN, completed during fiscal year 2017 for the period from their acquisition dates to December 31, 2017 was $38.5 million and the results of operations were not material. The aggregate revenue and results of operations for the acquisitions completed during fiscal years 2016 and 2015 for the period from their respective acquisition dates to December 31, 2017 and January 1, 2017 were minimal. We have also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 31, 2017, the allocations of purchase prices for acquisitions completed in fiscal years 2016 and 2015 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2017 were based upon initial valuations. Our estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete our valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. With our adoption of Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16") during 2015, these adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

During fiscal year 2017, we obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted our purchase price allocations. Based on this information, for the Bioo acquisition, we recognized an increase in intangible assets of $2.2 million, a decrease in deferred tax liabilities of $0.5 million, a decrease in current assets of $0.1 million, and a decrease in goodwill of $2.6 million, and for the Tulip acquisition, we recognized an increase in property and equipment of $1.7 million, with a corresponding decrease in goodwill.

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

As of December 31, 2017, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $83.0 million. As of December 31, 2017, we have recorded contingent consideration obligations of $65.3 million, of which $52.2 million was recorded in accrued expenses and other current liabilities, and $13.1 million was recorded in long-term liabilities. As of January 1, 2017, we have recorded contingent consideration obligations of $63.2 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $47.8 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 1.75 years from the respective acquisition dates, and the remaining weighted average expected earnout period at December 31, 2017 was 11 months. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

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

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.4 million and $9.9 million as of December 31, 2017 and January 1, 2017, respectively, in accrued expenses and other current liabilities, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

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

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at December 31, 2017 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
2017 Compared to 2016. Revenue for fiscal year 2017 was $1,578.5 million, as compared to $1,513.0 million for fiscal year 2016, an increase of $65.5 million, or 4%, which includes an approximate 0.3% increase in revenue attributable to acquisitions and divestitures and 0.3% increase in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2017, as compared to fiscal year 2016, and includes the effect of foreign exchange fluctuations and acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $48.1 million from our laboratory services market revenue and an increase of $21.1 million from our environmental, food and industrial markets revenue, partially offset by a decrease of $3.8 million from our life sciences research market revenue. In our laboratory services market, we continued to experience increased demand for our OneSource laboratory service business as our OneSource team continued to drive growth with an expansion of services to existing customers coupled with a number of significant new customers wins. In our environmental, food and industrial markets, we experienced higher growth in our food and inorganic product offerings as a result of increased government regulation of soil and water and increased focus on food safety laws and mandatory testing, particularly in emerging markets such as China, as well as in the Americas. In our life sciences market, we experienced a continued decline in sales of radioactive reagents in our radio-nucleotide business.

Operating income from continuing operations for fiscal year 2017 was $206.7 million, as compared to $196.8 million for fiscal year 2016, an increase of $9.9 million, or 5%. Amortization of intangible assets decreased and was $50.7 million for fiscal year 2017 as compared to $53.3 million for fiscal year 2016. Restructuring and contract termination charges, net increased and were $10.4 million for fiscal year 2017 as compared to $4.7 million for fiscal year 2016. Acquisition and divestiture-related costs, contingent consideration and other costs added an incremental expense of $0.4 million for fiscal year 2017, as compared to $0.6 million for fiscal year 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.4 million in fiscal year 2016. Legal costs for a particular case was $2.7 million for fiscal year 2017. In addition to the factors noted above, operating income increased for fiscal year 2017 as compared to fiscal year 2016, as we continued to see the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses and a shift in product mix, with an increase in sales of lower gross margin product offerings.

2016 Compared to 2015. Revenue for fiscal year 2016 was $1,513.0 million, as compared to $1,528.4 million for fiscal year 2015, a decrease of $15.4 million, or 1%, which includes an approximate 1.0% decrease in revenue attributable to unfavorable changes in foreign exchange rates with minimal impact from acquisitions and divestitures. In addition, fiscal year 2016 consisted of 52 weeks as compared to fiscal year 2015 which consisted of 53 weeks. The analysis in the remainder of this paragraph compares selected revenue by product type for fiscal year 2016, as compared to fiscal year 2015, and includes the effect of foreign exchange fluctuations and acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was a result of a decrease in environmental, food and industrial revenue of $20.8 million and a decrease in life sciences market revenue of $0.6 million, which was partially offset by an increase in laboratory services market revenue of $6.0 million. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $27 thousand of revenue in our Discovery & Analytical Solutions segment for fiscal year 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our environmental, food and industrial markets, revenue decreased due to weak harvest conditions. In our life sciences research market, we experienced decreases in revenue from our academic and government product offerings due to reduced government funding. In our laboratory services market, we had increased demand for our OneSource service offerings. Our OneSource laboratory service business offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for our customers.

Operating income from continuing operations for fiscal year 2016 was $196.8 million, as compared to $162.8 million for fiscal year 2015, an increase of $34.1 million, or 21%. Amortization of intangible assets decreased and was $53.3 million for fiscal year 2016 as compared to $54.6 million for fiscal year 2015. Restructuring and contract termination charges, net decreased and were $4.7 million for fiscal year 2016 as compared to $11.4 million for fiscal year 2015. Acquisition and divestiture-related costs, contingent consideration and other costs added an incremental expense of $0.6 million for fiscal year 2016, as compared to $0.4 million for fiscal year 2015. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.4 million in fiscal year 2016 as compared to $7.3 million in fiscal year 2015. In addition to the factors noted above, increased operating income for fiscal year 2016, was primarily due to favorable changes in product mix, with an increase in sales in higher gross margin product offerings, early benefits from our initiatives to improve our supply chain, and lower costs related to cost containment initiatives partially offset by increased costs related to investments in new product development and unfavorable impacts from foreign currency.

Diagnostics
2017 Compared to 2016. Revenue for fiscal year 2017 was $678.5 million, as compared to $602.5 million for fiscal year 2016, an increase of $76.0 million, or 13%, which includes an approximate 6% increase in revenue attributable to acquisitions and divestitures and 0.5% increase in revenue attributable to changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.7 million of revenue primarily related to our Diagnostics segment for each of the fiscal years 2017 and 2016 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China and India, and strong growth in applied genomics. EUROIMMUN and Tulip contributed $13.5 million and $38.5 million, respectively, in revenues during fiscal year 2017.

Operating income from continuing operations for fiscal year 2017 was flat as compared to fiscal year 2016. Amortization of intangible assets increased and was $23.0 million for fiscal year 2017 as compared to $18.1 million for fiscal year 2016. Restructuring and contract termination charges, net increased and were $2.2 million for fiscal year 2017 as compared to $0.4 million for fiscal year 2016. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $29.4 million in fiscal year 2017, as compared to an incremental expense of $17.7 million for fiscal year 2016. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $6.2 million in fiscal year 2017. Excluding the impact of the above items, operating income increased during fiscal year 2017, as compared to fiscal year 2016, primarily due to strong reproductive health sales and benefits from our initiatives to improve our supply chain.

2016 Compared to 2015. Revenue for fiscal year 2016 was $602.5 million, as compared to $576.4 million for fiscal year 2015, an increase of $26.1 million or 5%, which includes an approximate 1% decrease in revenue attributable to changes in foreign exchange rates, and an approximate 2% decrease in revenue attributable to the impact of prior year acquisitions and divestitures. In addition, fiscal year 2016 consisted of 52 weeks as compared to fiscal year 2015 which consisted of 53 weeks. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.7 million of revenue for fiscal year 2016 and $0.8 million for fiscal year 2015 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets such as China, as well as in Europe. Birth rates in the United States continue to stabilize and demand for greater access to newborn screening in rural areas outside the United States is also increasing, as evidenced by prenatal trends we saw during fiscal year 2016.

Operating income from continuing operations for fiscal year 2016 was $149.6 million, as compared to $146.5 million for fiscal year 2015, an increase of $3.1 million, or 2%. Amortization of intangible assets decreased and was $18.1 million for fiscal year 2016 as compared to $22.0 million for fiscal year 2015. Restructuring and contract termination charges, net decreased and were $0.4 million for fiscal year 2016 as compared to $2.1 million for fiscal year 2015. Acquisition and divestiture-related expenses and other costs added an incremental expense of $17.7 million in fiscal year 2016, as compared to decreasing expenses by $1.1 million for fiscal year 2015. In addition to the factors noted above, increased operating income for fiscal year 2016, as compared to fiscal year 2015 was primarily due to pricing initiatives and lower costs as a result of cost containment initiatives and benefits from our initiatives to improve our supply chain, which were partially offset by increased costs related to investments in new product development.
.

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

Cash Flows
Fiscal Year 2017
Operating Activities. Net cash provided by continuing operations was $292.2 million for fiscal year 2017, as compared to net cash provided by continuing operations of $323.8 million for fiscal year 2016, a decrease of $31.6 million. The cash provided by operating activities for fiscal year 2017 was principally a result of income from continuing operations of $156.9 million, and non-cash charges, including depreciation and amortization of $105.0 million, deferred taxes expense of $28.9 million, stock based compensation expense of $25.4 million, restructuring and contract termination charges, net, of $12.7 million, amortization of deferred debt issuance costs and accretion of discounts of $2.6 million, change in fair value of contingent consideration of $2.2 million, and a loss from disposition of businesses and assets, net of $0.3 million. These amounts were partially offset by a net decrease of $11.1 million in accrued expenses, other assets and liabilities and other items, a net increase in working capital of $20.2 million and a non-cash gain related to our postretirement benefit plans, including the mark-to-market adjustment, in the fourth quarter of fiscal year 2017, of $10.4 million. The change in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $11.1 million for fiscal year 2017, primarily related to the timing of payments for pension, taxes, restructuring, royalties and salary and benefits. During fiscal year 2017, we made contributions of $8.4 million, in the aggregate, to pension plans outside of the United States. Contributing to the net increase in working capital for fiscal year 2017, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $36.6 million and an increase in inventory of $17.9 million, which were partially offset by an increase in accounts payable of $34.3 million. The increase in accounts receivable was a result of higher sales volume late in the fourth quarter of fiscal year 2017. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Discovery & Analytical Solutions and Diagnostics segments to improve responsiveness to customer requirements and to facilitate the introduction of new products. The increase in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2017.
Investing Activities. Net cash used in the investing activities of our continuing operations was $1,522.2 million for fiscal year 2017, as compared to net cash used in the investing activities of our continuing operations of $99.5 million for fiscal year 2016, an increase of $1,422.6 million. For fiscal year 2017, we used $1,527.2 million of net cash for acquisitions, as compared to $71.9 million used in fiscal year 2016. The increase of $1,455.3 million in net cash for acquisitions primarily related to the acquisition of EUROIMMUN and Tulip during fiscal year 2017. Capital expenditures for fiscal year 2017 were $39.1 million, primarily for manufacturing equipment and other capital equipment purchases, as compared to $31.7 million for fiscal year 2016. During fiscal year 2017, we made an equity investment that is accounted for using the cost method of accounting, amounting to $10.8 million. These items were partially offset by a decrease of $17.2 million in restricted cash, primarily related to the release of cash that was placed in escrow related to our acquisition of Tulip Diagnostics Private Limited and our sale of PerkinElmer Labs, Inc. during fiscal year 2016. In addition, we received $36.5 million from the settlement of acquisition-related foreign currency forward contracts, and $1.1 million from disposition of businesses in fiscal year 2017.
Financing Activities. Net cash provided by the financing activities of our continuing operations was $782.8 million for fiscal year 2017, as compared to net cash used in the financing activities of our continuing operations of $115.0 million for fiscal year 2016, an increase of $897.8 million. During fiscal year 2017, borrowings from our senior unsecured revolving credit facility totaled $1,061.0 million, which was partially offset by debt payments of $236.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $420.5 million, which was more than offset by debt payments of $902.5 million in fiscal year 2016. During fiscal year 2017, proceeds from the issuance of common stock under stock plans was $18.0 million. This compares to proceeds from the issuance of common stock under stock plans of $14.4 million in fiscal year 2016. This cash provided by financing activities in fiscal year 2017 was partially offset by payments of dividends, settlement of forward foreign exchange contracts, payments for acquisition-related contingent consideration, repurchase of our common stock pursuant to our equity incentive plans, and net payments on other credit facilities. During each of the fiscal years 2017 and 2016, we paid $30.8 million in dividends. During fiscal year 2017, we paid $13.8 million for the settlement of forward foreign exchange contracts, as compared to $1.9 million in fiscal year 2016. During fiscal year 2017, we made $8.9 million in payments for acquisition-related contingent consideration, as compared to $0.2 million in fiscal year 2016. During fiscal year 2017, we repurchased 78,644 shares of our common stock pursuant to our equity incentive plans, for a total cost of $3.8 million. This compares to repurchases of 3.2 million shares of our common stock, including 75,198 shares of our common stock pursuant to our equity incentive plans, for a total cost of $151.8 million, including commissions, during fiscal year 2016. We had net payments on other credit facilities of $2.8 million during fiscal year 2017, as compared to $1.1 million during fiscal year 2016.

Fiscal Year 2016
Operating Activities. Net cash provided by continuing operations was $323.8 million for fiscal year 2016, as compared to net cash provided by continuing operations of $263.8 million for fiscal year 2015, an increase of $59.9 million. The cash provided by operating activities for fiscal year 2016 was principally a result of income from continuing operations of $215.7 million, and non-cash charges, including depreciation and amortization of $100.0 million, stock based compensation expense of $17.2 million, restructuring and contract termination charges, net, of $5.1 million, change in fair value of contingent consideration of $16.2 million, gain from disposition of businesses and assets, net of $5.6 million, and a loss related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2016, of $14.5 million. These amounts were partially offset by a net decrease of $57.8 million in accrued expenses, other assets and liabilities and other items, and a net decrease in working capital of $18.5 million. The change in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $57.8 million for fiscal year 2016, primarily related to the timing of payments for taxes, defined benefit pension plans, royalties, restructuring, and salary and benefits. During fiscal year 2016, we made contributions of $9.6 million, in the aggregate, to pension plans outside of the United States. Contributing to the net decrease in working capital for fiscal year 2016, excluding the effect of foreign exchange rate fluctuations, was a decrease in inventory of $6.8 million and an increase in accounts payable of $30.7 million, which were partially offset by an increase in accounts receivable of $19.0 million. The decrease in inventory was primarily a result of higher sales volume late in the fourth quarter of the fiscal year, partially offset by the result of realigning operations, research and development resources and production resources within our Discovery & Analytical Solutions and Diagnostics segments to ensure responsiveness to customer requirements as this realignment occurs. The increase in accounts payable was primarily a result of the timing of disbursements during the fourth quarter of fiscal year 2016. The increase in accounts receivable was a result of higher sales volume late in the fourth quarter of fiscal year 2016.
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
Financing Activities. Net cash used in the financing activities of our continuing operations was $115.0 million for fiscal year 2016, as compared to $107.1 million for fiscal year 2015, an increase of $7.9 million. For fiscal year 2016, we repurchased 3.2 million shares of our common stock, including 75,198 shares of our common stock pursuant to our equity incentive plans, for a total cost of $151.8 million, including commissions. This compares to repurchases of 1.5 million shares of our common stock, including 95,129 shares of our common stock pursuant to our equity incentive plans, for a total cost of $76.4 million, including commissions, for fiscal year 2015. During fiscal year 2016, borrowings from our senior unsecured revolving credit facility totaled $420.5 million, which was more than offset by debt payments of $902.5 million. This compares to borrowings from our senior unsecured revolving credit facility of $451.0 million, which was more than offset by debt payments of $485.0 million in fiscal year 2015. We paid $30.8 million and $31.6 million in dividends during fiscal years 2016 and 2015, respectively. We had net payments on other credit facilities of $1.1 million during fiscal years 2016 and 2015. This use of cash in fiscal year 2016 was partially offset by proceeds from the issuance of common stock under stock plans of $14.4 million. This compares to proceeds from the issuance of common stock under stock plans of $14.9 million in fiscal year 2015. During fiscal year 2016, proceeds from the sale of our senior unsecured debt was $546.2 million, and we paid $7.9 million for debt issuance costs. During fiscal year 2016, we also received $1.9 million for the settlement of forward foreign exchange contracts as compared to payments of $18.7 million in fiscal year 2015 and made $0.2 million in payments for acquisition-related contingent consideration as compared to $0.1 million in fiscal year 2015.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of December 31, 2017, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of December 31, 2017, we had $363.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of December 31, 2017 was 110 basis points. The weighted average Eurocurrency interest rate as of December 31, 2017 was 1.56%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.66%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of December 31, 2017. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of December 31, 2017.
Senior Unsecured Term Loan Credit Facility. We entered into a senior unsecured term loan credit facility on August 11, 2017 that provides for $200.0 million of term loans and has an initial maturity of twelve months from the date of the initial draw. We utilized the senior unsecured term loan facility for the acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility are based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of December 31, 2017 was 110 basis points. The weighted average Eurocurrency interest rate as of December 31, 2017 was 1.56%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.66%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of December 31, 2017. As of December 31, 2017, the senior unsecured term loan credit facility had outstanding borrowings of $200.0 million and has a maturity date of December 18, 2018. The credit agreement for the facility contains affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in our senior unsecured revolving credit facility. We were in compliance with all applicable covenants as of December 31, 2017.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of December 31, 2017, the 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require us to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Other Debt Facilities. We assumed other debt facilities pursuant to the EUROIMMUN acquisition, which includes Euro-denominated bank loans with an aggregate carrying value of €47.6 million (equivalent to $57.2 million) as of December 31, 2017. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. The bank loans in the aggregate amount of $44.8 million bear fixed interest rates between 1.1% and 7.9% and bank loans in the aggregate amount of $12.4 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. An aggregate amount of $15.0 million of the bank loans are secured by mortgages on the financed land and buildings and the remaining $42.2 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable covenants as of December 31, 2017.
In addition, we have other unsecured revolving credit facilities and a secured bank loan in the amount of $2.7 million and $0.3 million, respectively, as of December 31, 2017. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 1.95% and will mature in 2018. The secured bank loan of $0.3 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 31, 2017, we had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. At January 1, 2017, we had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2017 and 2016, resulting in an annual dividend rate of $0.28 per share. At December 31, 2017, we had accrued $7.7 million for a dividend declared on October 27, 2017 for the fourth quarter of fiscal year 2017 that was paid in February 2018. On January 25, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2018 that will be payable in May 2018. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017 for continuing and discontinued operations. Purchase commitments are minimal and have been excluded from this table:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2021(1)	Sr. Unsecured Term Loan Credit Facility	5.0% Sr. Notes Maturing 2021(2)	1.875% Sr. Notes Maturing 2026(3)	Other Debt Facilities(4)	Financing Lease Obligations(5)	Employee Benefit Payments(6)	Unrecognized Tax Benefits(7)	Total
	(In thousands)
2018	$57,037	$—	$200,000	$25,000	$11,263	$16,933	$1,370	$30,526	$—	$342,129
2019	37,157	—	—	25,000	11,263	13,575	1,532	31,192	—	119,719
2020	27,403	—	—	25,000	11,263	8,179	1,597	31,869	—	105,311
2021	21,952	625,000	—	521,772	11,263	9,533	1,664	32,738	—	1,223,922
2022	13,469	—	—	—	11,263	4,867	1,639	33,116	—	64,354
2023 and thereafter	59,630	—	—	—	640,585	9,958	28,109	170,411	—	908,693
Total	$216,648	$625,000	$200,000	$596,772	$696,900	$63,045	$35,911	$329,852	$—	$2,764,128
____________________________

(1)	The credit facility borrowings carry variable interest rates. As of December 31, 2017, the senior unsecured revolving credit facility had a carrying value of $621.7 million.

(2)	The 2021 Notes include interest obligations. As of December 31, 2017, the 2021 Notes had a carrying value of $496.6 million.

(3)	The 2026 Notes include interest obligations. As of December 31, 2017, the 2026 Notes had a carrying value of $591.7 million.

(4)	The other debt facilities include interest obligations. As of December 31, 2017, the other debt facilities had a carrying value of $60.2 million.

(5)	The financing lease obligations do not include interest obligations.

(6)	Employee benefit payments only include obligations through fiscal year 2027.

(7)
We have excluded $1.7 million, including accrued interest, net of tax benefits, and penalties, from our uncertain tax positions, as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

As of December 31, 2017, we may have to pay the shareholders of our acquisition contingent consideration of up to $83.0 million. The table above does not reflect any of these obligations as the timing and amounts are uncertain. For further information related to our contingent consideration obligations, see Note 21 to our consolidated financial statements included in this annual report on Form 10-K.

Capital Expenditures
During fiscal year 2018, we expect to invest an amount for capital expenditures similar to that in fiscal year 2017, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At December 31, 2017, we had cash and cash equivalents of $202.1 million, of which $187.5 million was held by our non-U.S. subsidiaries, and we had $363.6 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at December 31, 2017.
    We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. As a result of the sale of our Medical Imaging business, we sold assets and liabilities of certain foreign operations, liquidated a related foreign entity and repatriated approximately $63.6 million of previously unremitted earnings. We provided for the estimated taxes on the repatriation of these earnings and recorded a tax expense of $4.2 million in discontinued operations and dispositions for fiscal year 2017. We expect to utilize tax attributes to minimize the cash taxes paid on the repatriation.

The Tax Act, among other items, requires us to pay a one-time tax on the unremitted earnings of foreign subsidiaries. As of December 31, 2017, the amount of foreign earnings that we have invested outside the U.S. was approximately $1.4 billion. Based on available information, we estimated the tax on the deemed repatriation of our foreign earnings and have recorded a tax expense of $85.0 million in continuing operations. This estimated discrete tax provision incorporates assumptions made based upon our current interpretation of the Tax Act, and may change as additional clarification and implementation guidance becomes available during 2018.
     On July 27, 2016, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During fiscal year 2017, we had no stock repurchases under the Repurchase Program. As of December 31, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.
     In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During fiscal year 2017, we repurchased 78,644 shares of common stock for this purpose at an aggregate cost of $4.4 million. During fiscal year 2016, we repurchased 75,198 shares of common stock for this purpose at an aggregate cost of $3.6 million. During fiscal year 2015, we repurchased 95,129 shares of common stock for this purpose at an aggregate cost of $4.4 million.

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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $8.8 million in the aggregate during fiscal year 2018. In January 2018, we made a voluntary contribution of $15.0 million to our defined benefit pension plan in the United States for plan year 2017. During fiscal year 2017, we contributed $8.4 million, in the aggregate, to pension plans outside of the United States. During fiscal year 2016, we made contributions of $9.6 million, in the aggregate, to plans outside of the United States. During fiscal year 2015, we contributed $14.9 million, in the aggregate, to plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

Effects of Recently Issued and Adopted Accounting Pronouncements
See Note 1 - Nature of Operations and Accounting Policies in the Notes to Consolidated Financial Statements for a summary of recently adopted and issued accounting pronouncements.

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

Revenue from software licenses and services was 4% of our total revenue for fiscal year 2017, and 5% for each of fiscal years 2016 and 2015. We sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the stated renewal rate method. We determine VSOE for consulting services by reference to the amount charged for similar engagements on a stand-alone basis.

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

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The goodwill impairment test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. We completed the annual goodwill impairment test using measurement dates of January 2, 2017 and January 4, 2016, and concluded based on the first step of the process that there was no goodwill impairment. At January 2, 2017, the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for our Informatics reporting unit. At January 2, 2017 and January 1, 2018, our Informatics reporting unit, which had a goodwill balance of $217.2 million at December 31, 2017, had a fair value that was less than 20% but greater than 10% more than its carrying value. Informatics is at increased risk of an impairment charge given its ongoing weakness due to a highly competitive industry. Despite the increased risk associated with this reporting unit, we do not believe there will be a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.

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

We recognized a gain of $10.4 million in fiscal year 2017, a loss of $14.5 million in fiscal year 2016 and a loss of $9.4 million in fiscal year 2015 for our retirement and postretirement benefit plans, which includes the charge or benefit for the mark-to-market adjustment for the postretirement benefit plans, which was recorded in the fourth quarter of each fiscal year. The loss or income related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax gain of $2.1 million in fiscal year 2017, a pre-tax loss of $15.3 million in fiscal year 2016 and pre-tax loss of $12.4 million in fiscal year 2015. We expect income of approximately $5.7 million in fiscal year 2018 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2018. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2018. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2018. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year. Beginning in fiscal year 2016, the approach we use to calculate the service and interest components of net periodic benefit cost for certain non-U.S. benefit plans was changed to provide a more precise measurement of service and interest costs. Prior to fiscal year 2016, we calculated these service and interest components utilizing a single weighted-average discount rate derived from a yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal year 2016, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from a yield curve over the projected cash flow period.

As of December 31, 2017, we estimate the expected long-term rate of return on assets in our pension and other postretirement benefit plans in the United States to be 7.25% and to be 6.00% for all plans outside the United States. In addition, as of December 31, 2017, we estimate the discount rate for our pension and other postretirement benefit plans in the United States to be 3.56% and to be 1.99% for all plans outside the United States. For the plans in the United States, we adopted the updated projection scale, MP-2015, that was published by the Society of Actuaries in 2015, as of January 3, 2016. The adoption of the updated projection scale resulted in a $6.8 million decrease to the projected benefit obligation as of January 3, 2016. During fiscal year 2016, the Society of Actuaries issued an updated projection scale, MP-2016, which reduced the life expectancy used to determine the projected benefit obligation. We adopted MP-2016, as of January 1, 2017. The adoption of the updated projection scale resulted in a $5.5 million decrease to the projected benefit obligation at January 1, 2017. During fiscal year 2017, the Society of Actuaries issued an updated projection scale, MP-2017, which reduced the life expectancy used to determine the projected benefit obligations. We adopted MP-2017 as of December 31, 2017. The adoption of the updated projection scale resulted in a $2.6 million decrease to the projected benefit obligation at December 31, 2017. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.

If any of our assumptions were to change as of December 31, 2017, our pension plan expenses would also change.

		Increase (Decrease) at December 31, 2017
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(10,965)	(8,085)
	-0.25	11,622	8,460
Rate of return on pension plan assets	+1.00	(1,797)	(2,534)
	-1.00	1,797	2,534
Postretirement medical plans discount rate	+0.25	N/A	100
	-0.25	N/A	105
Rate of return on postretirement medical plan assets	+1.00	N/A	(174)
	-1.00	N/A	174

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

Dispositions. When we record the disposition of an asset or discontinuance of an operation, which meets the criteria to be reported as a discontinued operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. Any such changes decrease or increase current earnings. During the fiscal year ended December 31, 2017, net pre-tax gains from the disposition of discontinued operations was $179.6 million.

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
The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code, which includes reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. We have performed a preliminary analysis of the impacts of the Tax Act using information available at this time and recorded the discrete tax expense in continuing operations. The impact of the Tax Act may differ from our estimates due to, among other things, changes in interpretations and assumptions we have made, Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. The effects of Tax Act provisions are still being evaluated by management, and there could be additional effects of the Tax Act which could have material positive or negative impacts on our current or future tax position.

We will be subject to the new Global Intangible Low Tax Income ("GILTI") tax rules that are part of the modified territorial tax system imposed by the Tax Act. Because of the complexity of the new rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations, but also on our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

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
We plan to keep our unremitted foreign earnings indefinitely reinvested overseas except for instances where we can remit such earnings to the U.S. without an associated net tax cost, such as withholding or state and local taxes. Our indefinite reinvestment determination is based on the future operational and capital requirements of our U.S. and non-U.S. operations. As of December 31, 2017, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no incremental U.S. tax cost has been provided, other than the $85.0 million from the one-time transition tax on deemed repatriation, was approximately $1.4 billion. It is not practical to calculate the unrecognized deferred tax liability related to such incremental tax costs on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 31, 2017.

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

In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with our committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on our consolidated balance sheets. The unrealized gains and losses on our foreign currency contracts are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from operating activities within our consolidated statement of cash flows.

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $212.1 million at December 31, 2017, $137.5 million at January 1, 2017 and $127.3 million at January 3, 2016, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2017, 2016 and 2015.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, combined Euro notional amounts of €58.6 million, combined U.S. Dollar notional amounts of $8.7 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017, and combined Euro notional amounts of €107.4 million as of January 3, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the fiscal years 2017 and 2016. We paid $13.8 million and $1.9 million during the fiscal years 2017 and 2016, respectively, from the settlement of these hedges.

During fiscal year 2016, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 31, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €496.1 million. The unrealized foreign exchange loss (gain) recorded in AOCI related to the net investment hedge was $73.0 million and $(23.8) million for the fiscal years 2017 and 2016, respectively. In January 2018, we removed the hedging relationship of our 2026 Notes and our investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. The translation adjustment of the 2026 Notes will be recognized in other (income) expense, net in our consolidated statement of operations prospectively.
During fiscal year 2017, we entered into several foreign currency forward contracts to purchase Euros to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price for EUROIMMUN. These currency forward contracts were not designated as hedging instruments and therefore the change in the derivative fair value was marked to market through the consolidated statement of operations. The foreign currency forward contracts were settled during the fourth quarter of fiscal year 2017. We received $36.5 million from the settlement of these foreign currency forward contracts and recorded a net foreign exchange gain included in other (income) expense, net amounting to $36.5 million for the fiscal year 2017. The cash flows related to the settlement of these foreign currency forward contracts are included in cash flows from investing activities within our consolidated statement of cash flows.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 31, 2017, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.4 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2017, the Value-At-Risk ranged between $0.1 million and $0.7 million, with an average of approximately $0.4 million.

Interest Rate Risk. As of December 31, 2017, we had $625.0 million outstanding borrowings under our senior unsecured revolving credit facility, and $200.0 million of outstanding borrowings under our senior unsecured term loan credit facility. As described above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” amounts drawn under our senior unsecured revolving credit facility and our senior unsecured term loan credit facility bear interest at variable rates. Our cash and cash equivalents, for which we receive interest at variable rates, were $202.1 million at December 31, 2017. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

Interest Rate Risk—Sensitivity. Our current earnings exposure for changes in interest rates can be summarized as follows:

(i) Changes in interest rates can cause our cash flows to fluctuate. An increase of 10%, or approximately 26 basis points, in current interest rates would cause our cash outflows to increase by $2.2 million for fiscal year 2018.

(ii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of PerkinElmer, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2018

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands, except per share data)
Revenue
Product revenue	$1,477,414	$1,396,896	$1,395,102
Service revenue	779,568	718,621	709,721
Total revenue	2,256,982	2,115,517	2,104,823
Cost of product revenue	708,685	664,803	696,461
Cost of service revenue	475,266	437,361	444,131
Selling, general and administrative expenses	616,167	600,885	587,219
Research and development expenses	139,404	124,278	112,539
Restructuring and contract termination charges, net	12,657	5,124	13,547
Operating income from continuing operations	304,803	283,066	250,926
Interest and other expense, net	8,085	38,998	42,119
Income from continuing operations before income taxes	296,718	244,068	208,807
Provision for income taxes	139,828	28,362	20,022
Income from continuing operations	156,890	215,706	188,785
Income from discontinued operations before income taxes	650	22,229	35,205
Gain (loss) on disposition of discontinued operations before income taxes	179,615	619	(28)
Provision for income taxes on discontinued operations and dispositions	44,522	4,255	11,537
Income from discontinued operations and dispositions	135,743	18,593	23,640
Net income	$292,633	$234,299	$212,425
Basic earnings per share:
Income from continuing operations	$1.43	$1.97	$1.68
Income from discontinued operations and dispositions	1.24	0.17	0.21
Net income	$2.67	$2.14	$1.89
Diluted earnings per share:
Income from continuing operations	$1.42	$1.96	$1.67
Income from discontinued operations and dispositions	1.22	0.17	0.21
Net income	$2.64	$2.12	$1.87

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Net income	$292,633	$234,299	$212,425
Other comprehensive income (loss)
Foreign currency translation adjustments	54,341	(54,077)	(70,178)
Unrecognized prior service costs, net of tax	(77)	(860)	(316)
Unrealized gains (losses) on securities, net of tax	79	32	(262)
Other comprehensive income (loss)	54,343	(54,905)	(70,756)
Comprehensive income	$346,976	$179,394	$141,669

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	December 31, 2017	January 1, 2017
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$202,134	$359,265
Accounts receivable, net	552,304	425,588
Inventories	351,675	246,847
Other current assets	93,842	99,246
Current assets of discontinued operations	—	58,985
Total current assets	1,199,955	1,189,931
Property, plant and equipment, net	298,066	145,494
Intangible assets, net	1,346,940	420,224
Goodwill	3,002,198	2,247,966
Other assets, net	244,304	204,679
Long-term assets of discontinued operations	—	68,389
Total assets	$6,091,463	$4,276,683
Current liabilities:
Current portion of long-term debt	$217,306	$1,172
Accounts payable	222,093	168,033
Accrued restructuring and contract termination charges	8,759	7,479
Accrued expenses and other current liabilities	500,642	399,700
Current liabilities of discontinued operations	2,102	26,971
Total current liabilities	950,902	603,355
Long-term debt	1,788,803	1,045,254
Long-term liabilities	848,570	459,544
Long-term liabilities of discontinued operations	—	14,960
Total liabilities	3,588,275	2,123,113
Commitments and contingencies (see Notes 13 and 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 110,361,000 and 109,617,000 shares at December 31, 2017 and January 1, 2017, respectively	110,361	109,617
Capital in excess of par value	58,828	26,130
Retained earnings	2,380,517	2,118,684
Accumulated other comprehensive loss	(46,518)	(100,861)
Total stockholders’ equity	2,503,188	2,153,570
Total liabilities and stockholders’ equity	$6,091,463	$4,276,683

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended December 31, 2017

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 28, 2014	$112,481	$94,276	$1,810,545	$24,800	$2,042,102
Net income	—	—	212,425	—	212,425
Other comprehensive loss	—	—	—	(70,756)	(70,756)
Dividends	—	—	(31,539)	—	(31,539)
Exercise of employee stock options and related income tax benefits	849	16,491	—	—	17,340
Issuance of common stock for employee stock purchase plans	78	3,608	—	—	3,686
Purchases of common stock	(1,595)	(74,844)	—	—	(76,439)
Issuance of common stock for long-term incentive program	221	9,098	—	—	9,319
Stock compensation	—	4,303	—	—	4,303
Balance, January 3, 2016	$112,034	$52,932	$1,991,431	$(45,956)	$2,110,441
Adjustment to recognize prior year's unrecognized excess tax benefits upon adoption of ASU 2016-09	—	177	14,051	—	14,228
Net income	—	—	234,299	—	234,299
Other comprehensive loss	—	—	—	(54,905)	(54,905)
Dividends	—	—	(30,629)	—	(30,629)
Exercise of employee stock options and related income tax benefits	576	13,842	—	—	14,418
Issuance of common stock for employee stock purchase plans	50	2,413	—	—	2,463
Purchases of common stock	(3,275)	(58,058)	(90,468)	—	(151,801)
Issuance of common stock for long-term incentive program	232	10,193	—	—	10,425
Stock compensation	—	4,631	—	—	4,631
Balance, January 1, 2017	$109,617	$26,130	$2,118,684	$(100,861)	$2,153,570
Net income	—	—	292,633	—	292,633
Other comprehensive income	—	—	—	54,343	54,343
Dividends	—	—	(30,800)	—	(30,800)
Exercise of employee stock options and related income tax benefits	578	17,426	—	—	18,004
Issuance of common stock for employee stock purchase plans	37	2,430	—	—	2,467
Purchases of common stock	(79)	(4,288)	—	—	(4,367)
Issuance of common stock for long-term incentive program	208	12,145	—	—	12,353
Stock compensation	—	4,985	—	—	4,985
Balance, December 31, 2017	$110,361	$58,828	$2,380,517	$(46,518)	$2,503,188

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Operating activities:
Net income	$292,633	$234,299	$212,425
Income from discontinued operations and dispositions, net of income taxes	(135,743)	(18,593)	(23,640)
Income from continuing operations	156,890	215,706	188,785
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and contract termination charges, net	12,657	5,124	13,547
Depreciation and amortization	105,000	99,972	105,364
Stock-based compensation	25,421	17,158	17,278
Pension and other postretirement (benefits) expense	(10,439)	14,511	9,381
Change in fair value of contingent consideration	2,162	16,183	—
Deferred taxes	28,854	(6,526)	(6,571)
Contingencies and non-cash tax matters	182	(291)	(5,342)
Amortization of deferred debt issuance costs and accretion of discounts	2,592	2,137	1,496
Losses (gains) on disposition of businesses and assets, net	309	(5,562)	—
Amortization of acquired inventory revaluation	6,188	396	7,275
Excess tax benefit from exercise of common stock options	—	—	(2,435)
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(36,633)	(18,960)	4,061
Inventories	(17,923)	6,752	(27,931)
Accounts payable	34,331	30,716	(10,897)
Accrued expenses and other	(17,436)	(53,540)	(30,177)
Net cash provided by operating activities of continuing operations	292,155	323,776	263,834
Net cash (used in) provided by operating activities of discontinued operations	(3,702)	26,839	23,264
Net cash provided by operating activities	288,453	350,615	287,098
Investing activities:
Capital expenditures	(39,089)	(31,702)	(28,218)
Settlement of cash flow hedges	36,541	—	—
Purchases of investments	(10,783)	—	—
Proceeds from disposition of businesses	1,100	21,000	—
Changes in restricted cash balances	17,218	(16,959)	59
Proceeds from surrender of life insurance policies	45	44	757
Activity related to acquisitions, net of cash and cash equivalents acquired	(1,527,183)	(71,924)	(72,040)
Net cash used in investing activities of continuing operations	(1,522,151)	(99,541)	(99,442)
Net cash provided by (used in) investing activities of discontinued operations	272,779	(1,302)	(1,414)
Net cash used in investing activities	(1,249,372)	(100,843)	(100,856)
Financing activities:
Payments on borrowings	(235,965)	(902,507)	(485,000)
Proceeds from borrowings	1,060,952	420,507	451,000
Proceeds from sale of senior debt	—	546,190	—
Payments of debt financing costs	—	(7,868)	—
Net payments on other credit facilities	(2,831)	(1,096)	(1,072)
Settlement of cash flow hedges	(13,824)	(1,900)	18,706
Payments for acquisition-related contingent consideration	(8,940)	(155)	(103)
Excess tax benefit from exercise of common stock options	—	—	2,435
Proceeds from issuance of common stock under stock plans	18,004	14,418	14,905
Purchases of common stock	(3,834)	(151,801)	(76,439)
Dividends paid	(30,793)	(30,799)	(31,571)
Net cash provided by (used in) financing activities of continuing operations	782,769	(115,011)	(107,139)
Net cash used in financing activities of discontinued operations	(533)	—	—
Net cash provided by (used in) financing activities	782,236	(115,011)	(107,139)
Effect of exchange rate changes on cash and cash equivalents	21,552	(13,428)	(15,992)
Net (decrease) increase in cash and cash equivalents	(157,131)	121,333	63,111
Cash and cash equivalents at beginning of year	359,265	237,932	174,821
Cash and cash equivalents at end of year	$202,134	$359,265	$237,932

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$35,780	$30,718	$31,741
Income taxes	$77,607	$43,549	$49,275

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

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
The Company has two operating segments: Discovery & Analytical Solutions and Diagnostics. The Company's Discovery & Analytical Solutions segment focuses on service and innovating for customers spanning the environmental, food, industrial, life sciences research and laboratory services markets. The Company's Diagnostics segment is targeted towards meeting the needs of clinically-oriented customers, especially within the growing areas of reproductive health, emerging market diagnostics and applied genomics.

The Company's fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 31, 2017 ("fiscal year 2017") and January 1, 2017 ("fiscal year 2016") included 52 weeks. The fiscal year ended January 3, 2016 ("fiscal year 2015") included 53 weeks. The additional week in fiscal year 2015 has been reflected in the Company's third quarter. The fiscal year ending December 30, 2018 will include 52 weeks.

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

Revenue from software licenses and services was 4% of the Company's total revenue for fiscal year 2017, and 5% for each of fiscal years 2016 and 2015. The Company sells its software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, the Company determines VSOE of fair value to be the price charged when the undelivered element is sold separately. The Company determines VSOE for maintenance sold in connection with a software license based on the stated renewal rate method. The Company determines VSOE for consulting services by reference to the amount charged for similar engagements on a stand-alone basis.

The Company recognizes revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. In January 2017, the Company early adopted Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 amends Topic 350 by eliminating Step 2 from the goodwill impairment test and requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value but not to exceed the total amount of goodwill allocated to that reporting unit. The Company will apply the provisions of ASU 2017-04 in its interim or annual goodwill impairment tests prospectively. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Amortizing intangible assets are reviewed for impairment when indicators of impairment are present. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 12 below for additional details.

Stock-Based Compensation:    The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model. The fair value is recognized as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected term and the expected price volatility of the underlying stock. The Company estimates the expected term assumption based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company has one stock-based compensation plan from which it makes grants, which is described more fully in Note 18 below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in Topic 815. ASU 2017-12 makes targeted changes to the existing hedge accounting model to better align an entity’s financial reporting for hedging relationships with the entity’s risk management activities, and to reduce the complexity of, and simplify the application of, the hedge accounting model. Specifically, ASU 2017-12 expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies the way assessments of hedge ineffectiveness may be performed, relaxes the documentation requirements for entering into hedging positions, provides targeted improvements to fair value hedges of interest rate risk, and permits an entity to exclude the change in the fair value of cross-currency basis spreads in currency swaps from the assessment of hedge effectiveness. The standard also requires entities to provide new disclosures about the impact fair value and cash flow hedges have on their income statements and about cumulative basis adjustments arising from fair value hedges. The provisions of this guidance are to be applied using a modified retrospective approach to existing hedging relationships as of the adoption date. However, the transition provisions allow for certain elections at the date of adoption and entities may choose to apply any of the provided elections. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company early adopted the provisions of this guidance beginning after December 31, 2017. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which amends the requirements in Topic 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current employee compensation costs in their income statements and (2) present the other components elsewhere in their income statements and outside of income from operations, and disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. Additionally, the standard requires that only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The change in income statement presentation requires retrospective application, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The standard provides a practical expedient that permits entities to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. Entities need to disclose the use of the practical expedient. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The provisions of this guidance are to be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2017, the Company early adopted ASU 2017-04 and will apply the provisions of this standard in its interim or annual goodwill impairment tests prospectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In November 2017, the FASB also issued Accounting Standards Update No. 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification ("Codification"). ASU 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) to align existing SEC staff guidance with Revenue from Contracts with Customers (Topic 606). In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectibility, non-cash consideration, contract modifications and completed contracts at transition and the presentation of sales and other similar taxes collected from customers. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. In March 2016, the FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"), which amended the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate when it is the principal or agent for each specified good or service promised in a contract with a customer. ASU 2017-14, ASU 2016-12, ASU 2016-10, ASU 2016-08 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. The standards were effective for the Company beginning on January 1, 2018. The Company did not early adopt these standards and adopted these standards using the modified retrospective approach.
The most significant impact of the standards relates to the accounting for certain transactions with multiple elements or “bundled” arrangements. Specifically, for sales of software subscriptions or sales of licenses and maintenance, we will recognize the license revenue predominantly at the time of billing and delivery rather than recognizing the entire sales price ratably over the maintenance period, which is the Company's current practice. In addition, for certain sales of instruments that include customer-specified acceptance criteria, the Company will recognize revenue when the customer obtains control of the instrument which is predominantly at the time of delivery or when title has transferred to the customer, as the Company believes acceptance is perfunctory. The Company will also capitalize incremental commission fees as a result of obtaining contracts when these fees are recoverable and will amortize the assets based on the transfer of goods or services to which the assets relate which typically range from two to six years. The Company elected to apply the modified retrospective approach only to contracts not completed as of January 1, 2018. The adoption of the standards will result in an increase in the retained earnings at January 1, 2018 of approximately $9.3 million for the cumulative effect of initially applying the standards at January 1, 2018. In addition, the adoption of the standards will result in a reduction in deferred revenue of approximately $12.5 million, primarily driven by the upfront recognition of license revenue and certain multi-year software subscriptions, and an increase in deferred income taxes of approximately $3.2 million for the tax impact of the cumulative adjustments. The cumulative effect of recognizing instrument sales upon delivery or transfer of title and capitalizing the incremental commission fees are not material at January 1, 2018. The adoption of the standards will have no impact to cash from or used in operating, investing, or financing activities in the Company's consolidated statement of cash flows at January 1, 2018.

Note 2:	Business Combinations
Acquisitions in fiscal year 2017
Acquisition of EUROIMMUN Medizinische Labordiagnostika AG. During fiscal year 2017, the Company completed the acquisition of 99.98% of the outstanding stock of EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”) for aggregate consideration of €1.2 billion (equivalent to $1.4 billion at December 19, 2017, the time of closing). The purchase price was funded by borrowings from the Company's senior unsecured revolving credit facility and senior unsecured term loan credit facility of $710.0 million and $200.0 million, respectively, and available cash on hand of $503.8 million. EUROIMMUN is based in Lübeck, Germany, has approximately 2,400 employees, and is recognized as a global leader in autoimmune testing and an emerging force in infectious disease and allergy testing. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, such as the employee workforce acquired. As a result of the acquisition, the Company recorded goodwill of $614.8 million, which is not tax deductible, and intangible assets of $897.4 million. The Company has reported the operations for this acquisition within the results of the Company's Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of this acquisition had a weighted average amortization period of 16.1 years.
Other acquisitions in 2017. During fiscal year 2017, the Company also completed the acquisition of two other businesses for aggregate consideration of $142.1 million. The acquired businesses were Tulip Diagnostics Private Limited (“Tulip”), which was acquired for total consideration of $127.3 million in cash and one other business acquired for total consideration of $14.8 million in cash. The Company has a potential obligation to pay the former shareholders of Tulip up to INR1.6 billion in additional consideration over a two year period, which is currently equivalent to $25.2 million, and is accounted for as compensation expense in the Company's financial statements over a two year period and is excluded from the purchase price allocation shown below. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations of Tulip within the results of the Company's Diagnostics segment and the other acquired business within the results of the Company's Discovery & Analytical Solutions segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.8 years.

The total purchase price for the acquisitions in fiscal year 2017 have been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	EUROIMMUN	2017 Other
	(In thousands)
Fair value of business combination:
Cash payments	$1,413,780	$140,861
Other liability	—	1,273
Less: cash acquired	(25,018)	(2,439)
Total	$1,388,762	$139,695
Identifiable assets acquired and liabilities assumed:
Current assets	$121,174	$16,268
Property, plant and equipment	129,964	11,356
Other assets	49,944	1,691
Identifiable intangible assets:
Core technology	160,000	12,400
Trade names	36,000	3,000
Customer relationships	700,000	43,700
In-process research and development ("IPR&D")	1,400	—
Goodwill	614,759	75,453
Deferred taxes	(275,491)	(15,414)
Liabilities assumed	(87,631)	(8,759)
Debt assumed	(61,357)	—
Total	$1,388,762	$139,695

EUROIMMUN's revenue and net loss for the period from the acquisition date to December 31, 2017 were $13.5 million and $1.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and EUROIMMUN as if the acquisition of EUROIMMUN had been completed at the beginning of fiscal year 2016:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017	January 1, 2017
	(In thousands, except per share data)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$2,562,580	$2,379,176
Income from continuing operations	143,459	156,210
Basic earnings per share:
Income from continuing operations	$1.31	$1.43
Diluted earnings per share:
Income from continuing operations	$1.29	$1.42

The unaudited pro forma information for fiscal years 2017 and 2016 have been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2017 unaudited pro forma income from continuing operations was adjusted to exclude approximately $9.8 million of acquisition-related transaction costs. The fiscal year 2016 pro forma income from continuing operations was adjusted to include these acquisition-related transaction costs and the nonrecurring expenses related to the fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets.
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

Acquisitions in fiscal year 2016
During fiscal year 2016, the Company completed the acquisition of two businesses for total consideration of $72.3 million in cash. The acquired businesses were Bioo Scientific Corporation, which was acquired for total consideration of $63.5 million in cash and one other business acquired for total consideration of $8.8 million in cash. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired. As a result of the acquisitions, the Company recorded goodwill of $43.1 million, which is not tax deductible, and intangible assets of $22.1 million. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 9.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price for the acquisitions in fiscal year 2016 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2016 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$72,497
Working capital and other adjustments	(261)
Less: cash acquired	(2,152)
Total	$70,084
Identifiable assets acquired and liabilities assumed:
Current assets	$7,153
Property, plant and equipment	7,542
Identifiable intangible assets:
Core technology	6,600
Trade names	570
Customer relationships	14,900
Goodwill	43,072
Deferred taxes	(7,768)
Liabilities assumed	(1,985)
Total	$70,084

Acquisitions in fiscal year 2015
During fiscal year 2015, the Company completed the acquisition of five businesses for total consideration of $77.1 million in cash. The acquired businesses included Vanadis Diagnostics AB (“Vanadis”), which was acquired for total consideration of $35.1 million in cash, as further described in Note 21 below, and other acquisitions for aggregate consideration of $42.0 million in cash. At the time of closing, the Company had a potential obligation to pay the shareholders of Vanadis additional contingent consideration of up to $93.0 million, with an estimated fair value of $56.9 million. The excess of the purchase prices over the fair values of each of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, of which $9.2 million is tax deductible. The Company has reported the operations for all of these acquisitions within the results of the Company’s Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology and trade names, acquired as part of these acquisitions had a weighted average amortization period of 9 years.

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

The Company does not consider the acquisitions completed during fiscal years 2017, 2016 and 2015, with the exception of the EUROIMMUN acquisition, to be material to its consolidated results of operations; therefore, the Company is only presenting pro forma financial information of operations for the EUROIMMUN acquisition. The aggregate revenue for the acquisitions, with the exception of EUROIMMUN, completed during fiscal year 2017 for the period from their acquisition dates to December 31, 2017 was $38.5 million and the results of operations were not material. The aggregate revenue and results of operations for the acquisitions completed during fiscal years 2016 and 2015 for the period from their respective acquisition dates to December 31, 2017 and January 1, 2017 were minimal. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 31, 2017, the allocations of purchase prices for acquisitions completed in fiscal years 2016 and 2015 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2017 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

During fiscal year 2017, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocations. Based on this information, for the Bioo acquisition, the Company recognized an increase in intangible assets of $2.2 million, a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease in deferred tax liabilities of $0.5 million, a decrease in current assets of $0.1 million, and a decrease in goodwill of $2.6 million, and for the Tulip acquisition, the Company recognized an increase in property and equipment of $1.7 million, with a corresponding decrease in goodwill.

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

As of December 31, 2017, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $83.0 million. As of December 31, 2017, the Company has recorded contingent consideration obligations of $65.3 million, of which $52.2 million was recorded in accrued expenses and other current liabilities, and $13.1 million was recorded in long-term liabilities. As of January 1, 2017, the Company has recorded contingent consideration obligations of $63.2 million, of which $15.4 million was recorded in accrued expenses and other current liabilities, and $47.8 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 1.75 years from the respective acquisition dates, and the remaining weighted average expected earnout period at December 31, 2017 was 11 months. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

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

Total transaction costs related to acquisition and divestiture activities for fiscal years 2017, 2016 and 2015 were $10.8 million, $1.2 million and $0.7 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Note 3:	Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 31, 2017 and January 1, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations during the three fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Gain on disposition of the Medical Imaging business	$179,615	$—	$—
Gain (loss) on disposition of Technical Services business	—	1,753	(28)
Loss on disposition of Fluid Sciences Segment	—	(1,134)	—
Gain (loss) on disposition of discontinued operations before income taxes	$179,615	$619	$(28)
On May 1, 2017 (the "Closing Date"), the Company completed the sale of its Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between the Company and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Closing Date, the Company received consideration of approximately $277.4 million for the sale of the Medical Imaging business. During fiscal year 2017, the Company paid Varex $4.2 million to settle a post-closing working capital adjustment. During fiscal year 2017, the Company recorded a pre-tax gain of $179.6 million and income tax expense of $43.1 million related to the sale of the Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in the consolidated balance sheet, and the Company expects to utilize tax attributes to minimize the tax liability.
Following the closing, the Company is providing certain customary transitional services during a period of up to 12 months. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.
The Company presented its Medical Imaging business as discontinued operations in the Company's consolidated financial statements for fiscal years 2016 and 2015. The results of discontinued operations during fiscal year 2017 include the results of the Medical Imaging business through April 30, 2017.
During fiscal year 2017, the Company sold Suzhou PerkinElmer Medical Laboratory Co., Ltd. for aggregate consideration of $2.3 million, recognizing a pre-tax loss of $1.1 million. The pre-tax loss recognized in fiscal year 2017 is included in interest and other expense, net in the consolidated statement of operations. Suzhou PerkinElmer Medical Laboratory Co., Ltd. was a component of the Company's Diagnostics segment. The divestiture of Suzhou PerkinElmer Medical Laboratory Co., Ltd. has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
During fiscal year 2016, the Company sold PerkinElmer Labs, Inc. for cash consideration of $20.0 million, recognizing a pre-tax gain of $7.1 million. The sale generated a capital loss for tax purposes of $7.3 million, which resulted in an income tax benefit of $2.5 million that was recognized as a discrete benefit during the second quarter of 2016. During fiscal year 2017, the Company recognized an additional pre-tax gain of $1.1 million relating to the earn-out consideration received from the buyer. PerkinElmer Labs, Inc. was a component of the Company's Diagnostics segment. The pre-tax gain recognized in fiscal years 2017 and 2016 is included in interest and other expense, net in the consolidated statement of operations. The divestiture of PerkinElmer Labs, Inc. has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
During fiscal year 2016, the Company entered into a letter of intent to contribute certain assets to an academic institution in the United Kingdom. The Company recognized a pre-tax loss of $1.6 million related to the write-off of assets in the second quarter of 2016 which is included in interest and other expense, net in the consolidated statement of operations.

In August 1999, the Company sold the assets of its Technical Service business. The Company recorded pre-tax gains (losses) of $1.8 million in fiscal year 2016 and $(0.03) million in fiscal year 2015 for a contingency related to this business. These gains (losses) were recognized as a gain (loss) on disposition of discontinued operations before income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summary pre-tax operating results of the discontinued operations were as follows during the three fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Revenue	$44,343	$146,217	$158,128
Cost of revenue	32,933	95,395	97,777
Selling, general and administrative expenses	5,869	13,657	11,712
Research and development expenses	4,891	14,368	13,391
Restructuring and contract termination charges, net	—	568	43
Income from discontinued operations before income taxes	$650	$22,229	$35,205

The Company recorded a tax provision of $44.5 million, $4.3 million and $11.5 million on discontinued operations and dispositions in fiscal years 2017, 2016 and 2015, respectively.

The carrying amounts of the major classes of assets and liabilities included in discontinued operations as of December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
	(In thousands)
Current assets of discontinued operations:
Accounts receivables	$—	$28,400
Inventories	—	26,977
Prepaid income taxes	—	425
Other current assets	—	3,183
Total current assets of discontinued operations	—	58,985
Property, plant and equipment	—	25,219
Intangible assets	—	3,292
Goodwill	—	38,794
Other assets, net	—	1,084
Long-term assets of discontinued operations	—	68,389
Total assets of discontinued operations	$—	$127,374

Current liabilities of discontinued operations:
Accounts payable	$—	$16,770
Accrued restructuring and contract termination charges	—	209
Accrued expenses and other current liabilities	2,102	9,992
Total current liabilities of discontinued operations	2,102	26,971
Deferred income taxes	—	7,851
Long-term liabilities	—	7,109
Total long-term liabilities	—	14,960
Total liabilities of discontinued operations	$2,102	$41,931

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, as applicable, and are included as a component of income from continuing operations.

The Company implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan and "Q3 2017 Plan", respectively). The Company implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). The Company implemented a restructuring plan in the third quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth product lines (the "Q3 2016 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2016 consisting of workforce reductions principally intended to focus resources on higher growth end markets (the "Q2 2016 Plan"). The Company implemented a restructuring plan in the fourth quarter of fiscal year 2015 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q4 2015 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2015 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2015 Plan"). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate the Company's businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company's growth strategy (the "Previous Plans").

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2017, 2016 and 2015 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q4 2017 Plan	29	$255	$1,680	$—	$—	$1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,021	1,321	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	1,631	5,000	33	33	6,697	Q2 FY2018	Q2 FY2018

Q3 2016 Plan	22	41	1,779	—	—	1,820	Q4 FY2017	—
Q2 2016 Plan	72	561	4,106	—	—	4,667	Q3 FY2017	—

Q4 2015 Plan	174	1,315	9,980	—	285	11,580	Q1 FY2017	Q4 FY2017
Q2 2015 Plan	95	673	5,290	—	—	5,963	Q2 FY2016	—

The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

The Company also has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded additional pre-tax charges of $3.6 million, $0.1 million and $0.1 million in the Discovery & Analytical Solutions segment during fiscal years 2017, 2016 and 2015, respectively, and $0.5 million during fiscal year 2017, in the Diagnostics segment as a result of these contract terminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2017, the Company had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. At January 1, 2017, the Company had $10.5 million recorded for accrued restructuring and contract termination charges, of which $7.5 million was recorded in short-term accrued restructuring and $3.1 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during fiscal years 2017, 2016 and 2015 in continuing operations:

	Balance at December 28, 2014	2015 Charges and Changes in Estimates, Net	2015 Amounts Paid	Balance at January 3, 2016	2016 Charges and Changes in Estimates, Net	2016 Amounts Paid	Balance at January 1, 2017	2017 Charges and Changes in Estimates, Net	2017 Amounts Paid	Balance at December 31, 2017
	(In thousands)
Severance:
Q4 2017 Plan	$—	$—	$—	$—	$—	$—	$—	$1,935	$(16)	$1,919
Q3 2017 Plan	—	—	—	—	—	—	—	2,342	(270)	2,072
Q1 2017 Plan	—	—	—	—	—	—	—	6,631	(4,133)	2,498
Q3 2016 Plan	—	—	—	—	1,820	(612)	1,208	(202)	(1,006)	—
Q2 2016 Plan(1)	—	—	—	—	4,667	(3,231)	1,436	(829)	(607)	—
Q4 2015 Plan(2)	—	11,295	(925)	10,370	(953)	(8,198)	1,219	(1,066)	(153)	—
Q2 2015 Plan	—	5,423	(4,322)	1,101	(533)	(370)	198	(198)	—	—

Facility:
Q1 2017 Plan	—	—	—	—	—	—	—	66	(33)	33
Q4 2015 Plan	—	285	(26)	259	—	(248)	11	—	—	11

Previous Plans(3)	23,522	(3,539)	(9,695)	10,288	35	(3,971)	6,352	727	(2,691)	4,388
Restructuring	23,522	13,464	(14,968)	22,018	5,036	(16,630)	10,424	9,406	(8,909)	10,921
Contract Termination	304	83	(255)	132	88	(103)	117	3,251	(320)	3,048
Total Restructuring and Contract Termination	$23,826	$13,547	$(15,223)	$22,150	$5,124	$(16,733)	$10,541	$12,657	$(9,229)	$13,969
____________________________

(1)
During fiscal year 2017, the Company recognized pre-tax restructuring reversals of $0.4 million each in the Discovery & Analytical Solutions and Diagnostics segments, related to lower than expected costs associated with workforce reductions for the Q2 2016 Plan.

(2)
During fiscal year 2017, the Company recognized pre-tax restructuring reversals of $0.5 million each in the Discovery & Analytical Solutions and Diagnostics segments related, to lower than expected costs associated with workforce reductions for the Q4 2015 Plan.

(3)
During fiscal year 2017, the Company recognized pre-tax restructuring charges of $0.3 million in the Discovery & Analytical Solutions and $0.4 million in the Diagnostics segments related to change in lease assumptions partially offset by lower than expected costs associated with workforce reductions for the Previous Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Interest and Other Expense, Net

Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016

Interest income	$(2,571)	$(702)	$(673)
Interest expense	43,940	41,528	37,997
Losses (gains) on disposition of businesses and assets, net (see Note 3)	309	(5,562)	—
Other (income) expense, net	(33,593)	3,734	4,795
Total interest and other expense, net	$8,085	$38,998	$42,119

Foreign currency transaction (gains) losses were $(29.2) million, $(1.5) million and $25.3 million in fiscal years 2017, 2016 and 2015, respectively. Net (gains) losses from forward currency hedge contracts were $(4.5) million, $5.4 million and $(20.6) million in fiscal years 2017, 2016 and 2015, respectively. These amounts were included in other (income) expense, net.

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Unrecognized tax benefits, beginning of year	$29,607	$28,143	$32,342
Gross increases—tax positions in prior periods	749	1,514	325
Gross decreases—tax positions in prior periods	(828)	(183)	(2,305)
Gross increases—current-period tax positions	2,346	3,547	—
Settlements	(324)	—	(441)
Lapse of statute of limitations	(1,371)	(4,109)	(1,077)
Foreign currency translation adjustments	129	695	(701)
Unrecognized tax benefits, end of year	$30,308	$29,607	$28,143

The Company classifies interest and penalties as a component of income tax expense. At December 31, 2017 and January 1, 2017, the Company had accrued interest and penalties of $1.9 million and $2.2 million, respectively. During fiscal years 2017, 2016 and 2015, the Company recognized a net benefit of $0.3 million, $0.1 million and $1.6 million, respectively, for interest and penalties in its total tax provision primarily due to settlements and statutes of limitations that had lapsed. At December 31, 2017, the Company had gross tax effected unrecognized tax benefits of $30.3 million, of which $28.6 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $3.1 million of its uncertain tax positions at December 31, 2017, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
On December 22, 2017, the President of the United States signed into law tax reform legislation, known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code, which i

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ncludes reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
Based on currently available information, the Company performed a preliminary analysis of the impacts of the Tax Act and recorded a discrete tax expense of $106.5 million during fiscal year 2017, which comprised of $21.5 million from the remeasurement of certain net deferred tax assets using the lower enacted corporate income tax rate and $85.0 million from the one-time deemed repatriation tax on earnings of foreign subsidiaries, which will be paid over 8 years. The estimated provision incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as additional clarification and implementation guidance becomes available during 2018.
The Company will be subject to the new Global Intangible Low Tax Income ("GILTI") tax rules that are part of the modified territorial tax system imposed by the Tax Act. Because of the complexity of the new rules, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on its current structure and estimated future results of global operations, but also on the Company's intent and ability to modify its structure and/or business, the Company is currently unable to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in the consolidated financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.
During fiscal year 2017, the Company recorded net discrete income tax expense of $98.6 million, of which $106.5 million was a result of the enactment of the Tax Act, partially offset by discrete benefit of $5.1 million related to the recognition of excess tax benefits on stock compensation and the resolution of other tax matters. During fiscal years 2016 and 2015, the Company recorded net discrete income tax benefits of $9.6 million and $6.4 million, respectively, primarily related to the recognition of excess tax benefits on stock compensation, reversals of uncertain tax position reserves, and resolution of other tax matters.

The components of income (loss) from continuing operations before income taxes were as follows for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
U.S.	$3,743	$39,689	$(21,510)
Non-U.S.	292,975	204,379	230,317
Total	$296,718	$244,068	$208,807

On a U.S. income tax basis, the Company has reported significant taxable income over the three year period ended December 31, 2017. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for (benefit from) income taxes for continuing operations were as follows:

	Current Expense (Benefit)	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 31, 2017
Federal	$62,003	$35,435	$97,438
State	3,332	(792)	2,540
Non-U.S.	45,639	(5,789)	39,850
Total	$110,974	$28,854	$139,828
Fiscal year ended January 1, 2017
Federal	$14	$2,994	$3,008
State	2,143	(575)	1,568
Non-U.S.	30,754	(6,968)	23,786
Total	$32,911	$(4,549)	$28,362
Fiscal year ended January 3, 2016
Federal	$(10,952)	$(4,794)	$(15,746)
State	2,613	(2,563)	50
Non-U.S.	37,963	(2,245)	35,718
Total	$29,624	$(9,602)	$20,022

The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Continuing operations	$139,828	$28,362	$20,022
Discontinued operations	44,522	4,255	11,537
Total	$184,350	$32,617	$31,559

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Tax at statutory rate	$103,851	$85,424	$73,082
Non-U.S. rate differential, net	(65,836)	(52,648)	(47,994)
U.S. taxation of multinational operations	5,408	6,941	1,732
State income taxes, net	1,810	1,509	80
Prior year tax matters	(7,955)	(9,621)	(6,387)
Federal tax credits	(8,249)	(7,189)	(2,096)
Change in valuation allowance	1,951	(2,755)	2,593
Non-deductible acquisition expense	—	5,701	—
Impact of federal tax reform	106,538	—	—
Others, net	2,310	1,000	(988)
Total	$139,828	$28,362	$20,022

The variation in the Company's effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Singapore, Finland, Netherlands and China, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $55.9 million in fiscal year 2017, $48.2 million in fiscal year 2016 and $36.1 million in fiscal year 2015. These amounts include $10.1 million in fiscal year 2017, $11.4 million in fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year 2016 and $8.3 million in fiscal year 2015 of benefits derived from tax holidays in China and Singapore. The effect of these benefits derived from tax holidays on basic and diluted earnings per share for fiscal year 2017 was $0.09 and $0.09, respectively, for fiscal year 2016 was $0.10 and $0.10, respectively, and for fiscal year 2015 was $0.07 and $0.07, respectively. The tax holiday in one of the Company's subsidiaries in China expired in 2017 and the tax holiday in one other subsidiary in China is scheduled to expire in fiscal year 2019. The tax holiday in one of the Company's subsidiaries in Singapore is scheduled to expire in fiscal year 2018.

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 31, 2017 and January 1, 2017 were as follows:

	December 31, 2017	January 1, 2017
	(In thousands)
Deferred tax assets:
Inventory	$6,376	$10,994
Reserves and accruals	26,657	24,669
Accrued compensation	17,333	26,715
Net operating loss and credit carryforwards	88,503	113,415
Accrued pension	34,682	37,005
Restructuring reserve	2,586	1,954
Deferred revenue	28,478	38,113
Unrealized foreign exchange loss	10,910	—
All other, net	—	682
Total deferred tax assets	215,525	253,547
Deferred tax liabilities:
Postretirement health benefits	(3,391)	(4,785)
Unrealized foreign exchange gain	—	(15,730)
Depreciation and amortization	(392,293)	(130,176)
All other, net	(594)	—
Total deferred tax liabilities	(396,278)	(150,691)
Valuation allowance	(68,895)	(65,640)
Net deferred tax (liabilities) assets	$(249,648)	$37,216

The components of net deferred tax (liabilities) assets as of December 31, 2017 and January 1, 2017 were recognized in the consolidated balance sheets as follows:

	December 31, 2017	January 1, 2017
	(In thousands)
Other assets, net	$67,280	$85,312
Long-term liabilities	(316,928)	(48,096)
Total	$(249,648)	$37,216

At December 31, 2017, for income tax return purposes, the Company had U.S. federal net operating loss carryforwards of $40.6 million, state net operating loss carryforwards of $198.6 million, foreign net operating loss carryforwards of $263.1 million, state tax credit carryforwards of $6.0 million, general business tax credit carryforwards of $0.1 million, and foreign tax credit carryforwards of $0.1 million. These are subject to expiration in years ranging from 2018 to 2037, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards.
Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The increase in the valuation allowance of $3.3 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year 2017 is primarily due to an increase in tax attributes that the Company does not expect to realize for one of its non-U.S. subsidiaries.

The components of net deferred tax (liabilities) assets as of December 31, 2017 and January 1, 2017 were as follows:

	December 31, 2017	January 1, 2017
	(In thousands)
U.S.	$44,974	$52,604
Non-U.S.	(294,622)	(15,388)
Total	$(249,648)	$37,216
The Company plans to keep its unremitted foreign earnings indefinitely reinvested overseas except for instances where the Company can remit such earnings to the U.S. without an associated net incremental tax cost, such as withholding or state and local taxes. The Company's indefinite reinvestment determination is based on the future operational and capital requirements of its U.S. and non-U.S. operations. As of December 31, 2017, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no additional incremental U.S. tax cost has been provided, other than the $85.0 million from the one-time transition tax on deemed repatriation, was approximately $1.4 billion. It is not practical to calculate the unrecognized deferred tax liability related to such incremental tax costs on those earnings.

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

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Number of common shares—basic	109,857	109,478	112,507
Effect of dilutive securities:
Stock options	708	640	621
Restricted stock awards	294	195	187
Number of common shares—diluted	110,859	110,313	113,315
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	287	458	607

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:	Accounts Receivable, Net

Accounts receivable were net of reserves for doubtful accounts of $31.3 million and $29.2 million as of December 31, 2017 and January 1, 2017, respectively.

Note 9:	Inventories

Inventories as of December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
	(In thousands)
Raw materials	$122,100	$79,189
Work in progress	18,452	6,561
Finished goods	211,123	161,097
Total inventories	$351,675	$246,847

Note 10:	Property, Plant and Equipment, Net

Property, plant and equipment, at cost, as of December 31, 2017 and January 1, 2017, consisted of the following:

	December 31, 2017	January 1, 2017
	(In thousands)
Land	$5,624	$4,250
Building and leasehold improvements	262,657	162,780
Machinery and equipment	362,638	260,873
Total property, plant and equipment	630,919	427,903
Accumulated depreciation	(332,853)	(282,409)
Total property, plant and equipment, net	$298,066	$145,494

Depreciation expense on property, plant and equipment for the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016 was $31.3 million, $28.5 million and $28.7 million, respectively.

Note 11:	Marketable Securities and Investments

Investments as of December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
	(In thousands)
Marketable securities	$2,208	$1,678
Cost method investments	10,783	—
	$12,991	$1,678

Marketable securities. Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income (loss) in the statements of stockholders’ equity, were not material in fiscal years 2017 and 2016. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of December 31, 2017 and January 1, 2017 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
		(In thousands)
December 31, 2017
Equity securities	$811	$1,161	$—	$(350)
Fixed-income securities	22	22	—	—
Other	1,375	1,438	—	(63)
	$2,208	$2,621	$—	$(413)
January 1, 2017
Equity securities	$598	$1,077	$—	$(479)
Fixed-income securities	22	22	—	—
Other	1,058	1,121	—	(63)
	$1,678	$2,220	$—	$(542)
Cost method investments. During fiscal year 2017, the Company purchased an approximately 18% equity interest in Nightingale Health Oy ("Nightingale") for total consideration of $10.8 million in cash. Nightingale is based in Helsinki, Finland, and engaged in the business of natural and technical research and development including related equipment, software and service business. Nightingale also provides laboratory analysis services.
The Company’s investments consist of (i) investments carried at fair value, including available-for-sale securities, and (ii) investments accounted for using the cost method of accounting. The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings that is included in Impairment of long-term investments and other assets. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
For investments accounted for using the cost method of accounting, the Company evaluates information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of January 2, 2017, its annual impairment date for fiscal year 2017. The Company concluded based on the first step of the process that there was no goodwill impairment, and that the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for the Informatics reporting unit which had a fair value exceeding carrying value by less than 20% but more than 10%. The range of the long-term terminal growth rates for the Company’s reporting units was 0.0% to 3.00% for the fiscal year 2017 impairment analysis. The range for the discount rates for the reporting units was 9.0% to 13.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for the Informatics reporting unit, would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 2, 2017 and January 1, 2018, the Informatics reporting unit, which had a goodwill balance of $217.2 million at December 31, 2017, had a fair value exceeding carrying value by less than 20% but more than 10%. Informatics is at increased risk of an impairment charge given its ongoing weakness due to a highly competitive industry. Despite the increased risk associated with this reporting unit, the Company does not believe there will be a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge.

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

The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 2, 2017, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during fiscal year 2017.

    The changes in the carrying amount of goodwill for fiscal years 2017 and 2016 are as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated

Balance at January 3, 2016	$1,296,724	$940,139	$2,236,863
Foreign currency translation	(16,602)	(11,873)	(28,475)
Acquisitions, earnouts and other	23,814	15,764	39,578
Balance at January 1, 2017	1,303,936	944,030	2,247,966
Foreign currency translation	37,646	29,091	66,737
Acquisitions, earnouts and other	2,653	684,842	687,495
Balance at December 31, 2017	$1,344,235	$1,657,963	$3,002,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 31, 2017 by category and by business segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated

Patents	$28,048	$11,911	$39,959
Less: Accumulated amortization	(24,448)	(10,637)	(35,085)
Net patents	3,600	1,274	4,874
Trade names and trademarks	29,950	51,024	80,974
Less: Accumulated amortization	(20,022)	(8,228)	(28,250)
Net trade names and trademarks	9,928	42,796	52,724
Licenses	43,061	10,239	53,300
Less: Accumulated amortization	(34,620)	(8,015)	(42,635)
Net licenses	8,441	2,224	10,665
Core technology	230,755	240,985	471,740
Less: Accumulated amortization	(186,364)	(58,552)	(244,916)
Net core technology	44,391	182,433	226,824
Customer relationships	233,573	907,938	1,141,511
Less: Accumulated amortization	(116,696)	(126,144)	(242,840)
Net customer relationships	116,877	781,794	898,671
IPR&D	5,569	82,456	88,025
Less: Accumulated amortization	(4,059)	(1,368)	(5,427)
Net IPR&D	1,510	81,088	82,598
Net amortizable intangible assets	184,747	1,091,609	1,276,356
Non-amortizable intangible assets:
Trade name	70,584	—	70,584
Total	$255,331	$1,091,609	$1,346,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 1, 2017 by category and business segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated

Patents	$28,001	$11,900	$39,901
Less: Accumulated amortization	(22,852)	(9,556)	(32,408)
Net patents	5,149	2,344	7,493
Trade names and trademarks	28,563	11,523	40,086
Less: Accumulated amortization	(15,927)	(8,090)	(24,017)
Net trade names and trademarks	12,636	3,433	16,069
Licenses	49,831	7,936	57,767
Less: Accumulated amortization	(38,745)	(7,762)	(46,507)
Net licenses	11,086	174	11,260
Core technology	233,291	70,896	304,187
Less: Accumulated amortization	(184,340)	(49,380)	(233,720)
Net core technology	48,951	21,516	70,467
Customer relationships	259,419	123,884	383,303
Less: Accumulated amortization	(119,342)	(93,720)	(213,062)
Net customer relationships	140,077	30,164	170,241
IPR&D	5,569	72,946	78,515
Less: Accumulated amortization	(3,445)	(960)	(4,405)
Net IPR&D	2,124	71,986	74,110
Net amortizable intangible assets	220,023	129,617	349,640
Non-amortizable intangible assets:
Trade name	70,584	—	70,584
Total	$290,607	$129,617	$420,224

Total amortization expense related to definite-lived intangible assets was $73.7 million in fiscal year 2017, $71.5 million in fiscal year 2016 and $76.6 million in fiscal year 2015. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $139.1 million in fiscal year 2018, $145.7 million in fiscal year 2019, $147.4 million in fiscal year 2020, $132.0 million in fiscal year 2021, and $119.8 million in fiscal year 2022.

The Company entered into a strategic agreement in fiscal year 2012 under which it acquired certain intangible assets and received a license to certain core technology for an analytics and data discovery platform, as well as the exclusive right to distribute the platform in certain scientific research and development markets. During fiscal year 2012, the Company paid $6.8 million for net intangible assets and $25.0 million for prepaid royalties. During fiscal year 2013, the Company extended the existing agreement for an additional year. In addition, the Company entered into a new agreement to expand the distribution rights to the clinical and other related markets and acquired additional intangible assets. During fiscal year 2013, the Company paid $7.0 million for net intangible assets and $40.3 million for prepaid royalties. During fiscal year 2016, the Company extended the existing agreement for an additional 3 years and expanded the distribution rights to the related markets. During fiscal year 2016, the Company paid $6.0 million for prepaid royalties related to the extension and new agreement. During the fiscal years 2017 and 2016, the Company paid $5.1 million and $9.4 million, respectively, for additional prepaid royalties. As of December 31, 2017, we have recorded prepaid royalties of $72.8 million, of which $5.1 million was recorded in other current assets, and $67.7 million was recorded in other assets. The Company expenses royalties as revenue is recognized. These intangible assets are being amortized over their estimated useful lives. The Company has reported the amortization of these intangible assets within the results of the Company's Discovery & Analytical Solutions segment from the execution date.

Note 13:	Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of December 31, 2017, undrawn letters of credit in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of December 31, 2017, the Company had $363.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of December 31, 2017 was 110 basis points. The weighted average Eurocurrency interest rate as of December 31, 2017 was 1.56%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.66%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of December 31, 2017. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. As of January 1, 2017, the senior unsecured revolving credit facility had no outstanding borrowings, and $4.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
Senior Unsecured Term Loan Credit Facility. The Company entered into a senior unsecured term loan credit facility on August 11, 2017 that provides for $200.0 million of term loans and has an initial maturity of twelve months from the date of the initial draw. The Company utilized the senior unsecured term loan facility for the acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility are based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of December 31, 2017 was 110 basis points. The weighted average Eurocurrency interest rate as of December 31, 2017 was 1.56%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.66%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of December 31, 2017. As of December 31, 2017, the senior unsecured term loan credit facility had outstanding borrowings of $200.0 million and has a maturity date of December 18, 2018. The credit agreement for the facility contains affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in the senior unsecured revolving credit facility.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received $496.9 million of net proceeds from the issuance. The 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of December 31, 2017, the 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. As of January 1, 2017, the 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs. The 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, each holder of 2021 Notes will have the right to require the Company to repurchase such holder's 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $4.3 million of unamortized debt issuance costs. As of January 1, 2017, the 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs.
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
Other Debt Facilities. The Company assumed other debt facilities pursuant to the EUROIMMUN acquisition, which includes Euro-denominated bank loans with an aggregate carrying value of €47.6 million (equivalent to $57.2 million) as of December 31, 2017. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. The bank loans in the aggregate amount of $44.8 million bear fixed interest rates between 1.1% and 7.9% and bank loans in the aggregate amount of $12.4 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. An aggregate amount of $15.0 million of the bank loans are secured by mortgages on the financed land and buildings and the remaining $42.2 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company has other unsecured revolving credit facilities and a secured bank loan in the amount of $2.7 million and $0.3 million, respectively, as of December 31, 2017. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 1.95% and will mature in 2018. The secured bank loan of $0.3 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 31, 2017, the Company had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. At January 1, 2017, the Company had $37.1 million recorded for these financing lease obligations, of which $1.2 million was recorded as short-term debt and $35.9 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s indebtedness as of December 31, 2017:

	Sr. Unsecured Revolving Credit Facility Maturing 2021	Sr. Unsecured Term Loan Credit Facility	5.0% Sr. Notes Maturing 2021	1.875% Sr. Notes Maturing 2026	Other Debt Facilities	Financing Lease Obligations	Total
	(In thousands)
2018	$—	$200,000	$—	$—	$16,015	$1,370	$217,385
2019	—	—	—	—	12,974	1,532	14,506
2020	—	—	—	—	7,752	1,597	9,349
2021	625,000	—	500,000	—	9,248	1,664	1,135,912
2022	—	—	—	—	4,664	1,639	6,303
2023 and thereafter	—	—	—	600,700	9,562	28,109	638,371
Total before unamortized discount and debt issuance costs	625,000	200,000	500,000	600,700	60,215	35,911	2,021,826
Unamortized discount and debt issuance costs	(3,339)	—	(3,417)	(8,961)	—	—	(15,717)
Total	$621,661	$200,000	$496,583	$591,739	$60,215	$35,911	$2,006,109

Note 14:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2017 and January 1, 2017 consisted of the following:

	December 31, 2017	January 1, 2017
	(In thousands)
Payroll and incentives	$66,955	$61,474
Employee benefits	37,354	31,039
Deferred revenue	159,923	162,987
Federal, non-U.S. and state income taxes	10,800	8,189
Other accrued operating expenses	225,610	136,011
Total accrued expenses and other current liabilities	$500,642	$399,700

Note 15:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $12.5 million in fiscal year 2017, and $12.8 million in each of fiscal years 2016 and 2015.

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

Net periodic pension (credit) cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Service and administrative costs	$4,951	$4,337	$4,332
Interest cost	16,707	18,638	20,696
Expected return on plan assets	(26,401)	(24,245)	(26,021)
Curtailment gain	—	—	(907)
Actuarial (gain) loss	(7,085)	15,890	12,953
Amortization of prior service cost	(195)	(210)	(238)
Net periodic pension (credit) cost	$(12,023)	$14,410	$10,815

During fiscal year 2014, the Company notified certain employees of its intention to terminate their employment as part of a restructuring plan that the Company implemented during the third quarter of fiscal year 2014. During fiscal year 2015, the termination of these participants decreased the expected future service lives in excess of the curtailment limit for one of the Company's pension plans, which resulted in a curtailment gain. The Company recorded the curtailment gain of $0.8 million during fiscal year 2015. As part of the curtailment, the Company remeasured the assets and liabilities of the plan that had the curtailment based upon current discount rates and the fair value of the pension plan's assets as of the curtailment date, which resulted in an actuarial loss of $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2017 and January 1, 2017.

	December 31, 2017		January 1, 2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$334,151	$308,713	$271,127	$300,650
Change in benefit obligations:
Projected benefit obligations at beginning of year	$279,522	$300,650	$276,960	$301,416
Service and administrative costs	2,201	2,750	2,262	2,075
Interest cost	4,870	11,836	6,205	12,433
Benefits paid and plan expenses	(13,238)	(20,032)	(11,940)	(19,424)
Participants’ contributions	189	—	209	—
Business acquisition (divestiture)	39,293	—	(2,955)	—
Plan settlements	—	—	(993)	—
Actuarial (gain) loss	(1,486)	13,509	38,623	4,150
Effect of exchange rate changes	32,059	—	(28,849)	—
Projected benefit obligations at end of year	$343,410	$308,713	$279,522	$300,650
Change in plan assets:
Fair value of plan assets at beginning of year	$153,281	$243,817	$150,894	$244,693
Actual return on plan assets	15,866	29,642	32,581	18,548
Benefits paid and plan expenses	(13,238)	(20,032)	(11,940)	(19,424)
Employer’s contributions	8,422	—	9,562	—
Participants’ contributions	189	—	209	—
Plan settlements	—	—	(993)	—
Effect of exchange rate changes	15,216	—	(27,032)	—
Fair value of plan assets at end of year	$179,736	$253,427	$153,281	$243,817
Net liabilities recognized in the consolidated balance sheets	$(163,674)	$(55,286)	$(126,241)	$(56,833)

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$26,591	$—	$12,944	$—
Current liabilities	(7,017)	—	(6,033)	—
Noncurrent liabilities	(183,248)	(55,286)	(133,152)	(56,833)
Net liabilities recognized in the consolidated balance sheets	$(163,674)	$(55,286)	$(126,241)	$(56,833)

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$(457)	$—	$(603)	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	1.99%	3.56%	2.06%	4.06%
Rate of compensation increase	3.50%	None	3.64%	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	December 31, 2017		January 1, 2017		January 3, 2016
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	2.06%	4.06%	2.88%	4.25%	2.75%	4.08%
Rate of compensation increase	3.64%	None	3.26%	None	3.28%	None
Expected rate of return on assets	6.00%	7.25%	5.30%	7.25%	4.60%	7.25%

The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	December 31, 2017	January 1, 2017
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$190,265	$139,185
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$187,329	$136,197
Fair value of plan assets	—	—

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 31, 2017 and January 1, 2017, and target asset allocations for fiscal year 2018 are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 30, 2018		December 31, 2017		January 1, 2017
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	45-55%	40-50%	51%	41%	48%	41%
Debt securities	45-55%	50-60%	49%	59%	51%	59%
Other	0-5%	0-5%	—%	—%	1%	—%
Total	100%	100%	100%	100%	100%	100%

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

For the plans in the United States, the Company adopted the updated projection scale, MP-2015, that was published by the Society of Actuaries in 2015, as of January 3, 2016. The adoption of the updated projection scale resulted in a $6.8 million decrease to the projected benefit obligation as of January 3, 2016. During fiscal year 2016, the Society of Actuaries issued an updated projection scale, MP-2016, which reduced the life expectancy used to determine the projected benefit obligation. The Company adopted MP-2016 as of January 1, 2017. The adoption of the updated projection scale resulted in a $5.5 million decrease to the projected benefit obligation at January 1, 2017. During fiscal year 2017, the Society of Actuaries issued an updated projection scale, MP-2017, which reduced the life expectancy used to determine the projected benefit obligation. The Company adopted MP-2017 as of December 31, 2017. The adoption of the updated projection scale resulted in a $2.6 million decrease to the projected benefit obligation at December 31, 2017. The changes to the projected benefit obligations due to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of the mortality base table and projection scale are included within "Actuarial loss (gain)" in the Change in Benefit Obligations for fiscal years 2017 and 2016 above.

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

The fair values of the Company’s pension plan assets as of December 31, 2017 and January 1, 2017 by asset category, classified in the three levels of inputs described in Note 21 to the consolidated financial statements are as follows:

		Fair Value Measurements at December 31, 2017 Using:
	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$4,307	$4,307	$—	$—
Equity Securities:
U.S. large-cap	30,008	30,008	—	—
International large-cap value	32,613	32,613	—	—
U.S. small mid-cap	2,104	2,104	—	—
Emerging markets growth	14,348	14,348	—	—
Equity index funds	90,838	—	90,838	—
Domestic real estate funds	1,401	1,401	—	—
Commodity funds	7,387	7,387	—	—
Fixed income securities:
Non-U.S. Treasury Securities	24,946	—	24,946	—
Corporate and U.S. debt instruments	138,948	40,290	98,658	—
Corporate bonds	27,571	—	27,571	—
High yield bond funds	5,912	5,912	—	—
Other types of investments:
Multi-strategy hedge funds	16,789	—	—	16,789
Non-U.S. government index linked bonds	35,991	—	35,991	—
Total assets measured at fair value	$433,163	$138,370	$278,004	$16,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,079	$6,079	$—	$—
Equity Securities:
U.S. large-cap	25,523	25,523	—	—
International large-cap value	28,267	28,267	—	—
U.S. small-cap	1,756	1,756	—	—
Emerging markets growth	12,144	12,144	—	—
Equity index funds	74,274	—	74,274	—
Domestic real estate funds	1,401	1,401	—	—
Commodity funds	6,854	6,854	—	—
Fixed income securities:
Non-U.S. Treasury Securities	22,059	—	22,059	—
Corporate and U.S. debt instruments	133,406	35,971	97,435	—
Corporate bonds	23,906	—	23,906	—
High yield bond funds	5,636	5,636	—	—
Other types of investments:
Multi-strategy hedge funds	23,790	—	—	23,790
Non-U.S. government index linked bonds	32,003	—	32,003	—
Total assets measured at fair value	$397,098	$123,631	$249,677	$23,790

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 31, 2017 compared to January 1, 2017. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

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

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2017, 2016 and 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Venture Capital Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 28, 2014	$1	$23,332	$23,333
Unrealized gains	—	83	83
Balance at January 3, 2016	1	23,415	23,416
Realized losses	(1)	—	(1)
Unrealized gains	—	375	375
Balance at January 1, 2017	—	23,790	23,790
Sales	—	(8,189)	(8,189)
Realized gains	—	1,542	1,542
Unrealized losses	—	(354)	(354)
Balance at December 31, 2017	$—	$16,789	$16,789

With respect to plans outside of the United States, the Company expects to contribute $8.8 million in the aggregate during fiscal year 2018. In January 2018, the Company made a voluntary $15.0 million contribution to its defined benefit pension plan in the United States for the plan year 2017. During fiscal year 2017, the Company contributed $8.4 million, in the aggregate, to pension plans outside of the United States. During fiscal year 2016, the Company made contributions of $9.6 million, in the aggregate, to plans outside of the United States. During fiscal year 2015, the Company contributed $14.9 million, in the aggregate, to plans outside of the United States and $20.0 million to its defined benefit pension plan in the United States.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2018	$11,786	$18,593
2019	12,166	18,860
2020	12,566	19,125
2021	13,151	19,392
2022	13,275	19,630
2023-2026	71,963	97,295

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 31, 2017 and January 1, 2017, the projected benefit obligations were $23.7 million and $21.8 million, respectively. Assets with a fair value of $1.4 million and $1.1 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of December 31, 2017 and January 1, 2017, respectively. Pension expenses and income for this plan netted to expense of $3.2 million in fiscal year 2017, expense of $1.6 million in fiscal year 2016 and income of $1.6 million in fiscal year 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities and are available only to pay retiree health benefits.

Net periodic postretirement medical benefit (credit) cost included the following components for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Service cost	$92	$101	$108
Interest cost	125	142	143
Expected return on plan assets	(1,114)	(1,035)	(1,062)
Actuarial (gain) loss	(741)	(539)	971
Net periodic postretirement medical benefit (credit) cost	$(1,638)	$(1,331)	$160

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2017 and January 1, 2017.

	December 31, 2017	January 1, 2017
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$804	$907
Active employees eligible to retire	379	423
Other active employees	1,948	2,031
Accumulated benefit obligations at beginning of year	3,131	3,361
Service cost	92	101
Interest cost	125	142
Benefits paid	(122)	(145)
Actuarial loss (gain)	187	(329)
Change in accumulated benefit obligations during the year	282	(231)
Retirees	688	804
Active employees eligible to retire	408	379
Other active employees	2,317	1,948
Accumulated benefit obligations at end of year	$3,413	$3,131
Change in plan assets:
Fair value of plan assets at beginning of year	$15,453	$14,353
Actual return on plan assets	1,921	1,100
Fair value of plan assets at end of year	$17,374	$15,453
Net assets recognized in the consolidated balance sheets	$13,961	$12,322

Net amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$13,961	$12,322

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	3.60%	4.11%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net cost during the year are as follows:

	December 31, 2017	January 1, 2017	January 3, 2016
Discount rate	4.11%	4.34%	4.10%
Expected rate of return on assets	7.25%	7.25%	7.25%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The fair values of the Company’s plan assets at December 31, 2017 and January 1, 2017 by asset category, classified in the three levels of inputs described in Note 21, are as follows:

		Fair Value Measurements at December 31, 2017 Using:
	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$268	$268	$—	$—
Equity Securities:
U.S. large-cap	2,057	2,057	—	—
International large-cap value	2,236	2,236	—	—
U.S. small mid-cap	144	144	—	—
Emerging markets growth	984	984	—	—
Domestic real estate funds	96	96	—	—
Commodity funds	506	506	—	—
Fixed income securities:
Corporate debt instruments	9,526	2,762	6,764	—
High yield bond funds	406	406	—	—
Other types of investments:
Multi-strategy hedge funds	1,151	—	—	1,151
Total assets measured at fair value	$17,374	$9,459	$6,764	$1,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$319	$319	$—	$—
Equity Securities:
U.S. large-cap	1,618	1,618	—	—
International large-cap value	1,792	1,792	—	—
U.S. small mid-cap	111	111	—	—
Emerging markets growth	770	770	—	—
Domestic real estate funds	89	89	—	—
Commodity funds	434	434	—	—
Fixed income securities:
Corporate debt instruments	8,456	2,280	6,176	—
High yield bond funds	356	356	—	—
Other types of investments:
Multi-strategy hedge funds	1,508	—	—	1,508
Total assets measured at fair value	$15,453	$7,769	$6,176	$1,508

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2017, 2016 and 2015 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Multi-strategy Hedge Funds
(In thousands)
Balance at December 28, 2014	$1,341
Unrealized gains	33
Balance at January 3, 2016	1,374
Unrealized gains	134
Balance at January 1, 2017	1,508
Sales	(562)
Realized gains	229
Unrealized losses	(24)
Balance at December 31, 2017	$1,151

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2018	$147
2019	166
2020	178
2021	195
2022	211
2023-2026	1,153

Deferred Compensation Plans:    During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections, with the exception of Company 401(k) excess contributions for eligible participants, for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions by the Company. The obligations related to the deferred compensation plan totaled $1.0 million at December 31, 2017 and $0.9 million at January 1, 2017.

Note 16:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.4 million and $9.9 million as of December 31, 2017 and January 1, 2017, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 31, 2017 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of warranty reserve activity for the fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016 is as follows:

(In thousands)
Balance at December 28, 2014	$9,593
Provision charged to income	15,792
Payments	(14,936)
Adjustments to previously provided warranties, net	(146)
Foreign currency translation and acquisitions	(460)
Balance at January 3, 2016	9,843
Provision charged to income	14,901
Payments	(14,749)
Adjustments to previously provided warranties, net	(850)
Foreign currency translation and acquisitions	(133)
Balance at January 1, 2017	9,012
Provision charged to income	13,700
Payments	(14,245)
Adjustments to previously provided warranties, net	(815)
Foreign currency translation and acquisitions	1,398
Balance at December 31, 2017	$9,050

Note 18:	Stock Plans

Stock-Based Compensation:

In addition to the Company’s Employee Stock Purchase Plan, the Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company's common stock are authorized for stock option grants, restricted stock awards, performance restricted stock units, performance units and stock grants as part of the Company’s compensation programs. In addition to shares of the Company’s common stock originally authorized for issuance under the 2009 Plan, the 2009 Plan includes shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were canceled or forfeited without the shares being issued.

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2017, 2016 and 2015:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Cost of product and service revenue	$1,254	$1,031	$1,272
Research and development expenses	1,389	902	526
Selling, general and administrative expenses	22,778	15,225	15,480
Total stock-based compensation expense	$25,421	$17,158	$17,278

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $14.5 million in fiscal year 2017, $10.5 million in fiscal year 2016 and $5.8 million in fiscal year 2015. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of each of December 31, 2017 and January 1, 2017.

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

	December 31, 2017	January 1, 2017	January 3, 2016
Risk-free interest rate	2.0%	1.7%	1.3%
Expected dividend yield	0.4%	0.6%	0.6%
Expected lives	5 years	5 years	5 years
Expected stock volatility	22.4%	25.2%	26.5%

The following table summarizes stock option activity for the fiscal year ended December 31, 2017:

	December 31, 2017
	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	2,287	$37.64
Granted	464	53.94
Exercised	(578)	31.16
Forfeited	(19)	50.86
Outstanding at end of year	2,154	$42.77
Exercisable at end of year	1,229	$37.79

The aggregate intrinsic value for stock options outstanding at December 31, 2017 was $65.4 million with a weighted-average remaining contractual term of 4.0 years. The aggregate intrinsic value for stock options exercisable at December 31, 2017 was $43.4 million with a weighted-average remaining contractual term of 2.9 years. At December 31, 2017, there were 2.2 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $65.4 million and a weighted-average remaining contractual term of 4.1 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2017, 2016 and 2015 was $11.83, $10.20, and $11.02, respectively. The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $17.6 million, $16.6 million, and $25.9 million, respectively. Cash received from option exercises for fiscal years 2017, 2016 and 2015 was $18.0 million, $14.4 million, and $14.9 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $4.7 million in fiscal year 2017, $4.4 million in fiscal year 2016 and $4.1 million in fiscal year 2015.

There was $6.0 million of total unrecognized compensation cost related to nonvested stock options granted as of December 31, 2017. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock award activity for the fiscal year ended December 31, 2017:

	December 31, 2017
	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	521	$46.48
Granted	231	54.75
Vested	(229)	46.11
Forfeited	(27)	50.12
Nonvested at end of year	496	$50.30

The fair value of restricted stock awards vested during fiscal years 2017, 2016 and 2015 was $10.6 million, $8.4 million, and $7.8 million, respectively. The total compensation expense recognized related to the restricted stock awards was $10.3 million in fiscal year 2017, $9.3 million in fiscal year 2016 and $8.4 million in fiscal year 2015.

As of December 31, 2017, there was $13.2 million of total unrecognized compensation cost, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 54,337 performance restricted stock units during fiscal year 2017 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during fiscal year 2017 was $52.78. During fiscal year 2017, no performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $0.9 million for fiscal year 2017. As of December 31, 2017, there were 54,337 performance restricted stock units outstanding.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. The Company granted 49,845 performance units, 72,164 performance units, and 66,509 performance units during fiscal years 2017, 2016 and 2015, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2017, 2016 and 2015 was $52.69, $42.79, and $46.83, respectively. During fiscal years 2017, 2016 and 2015, 15,139, 19,584 and 8,860 performance units were forfeited, respectively. The total compensation expense related to performance units was $8.7 million, $2.7 million, and $4.0 million for fiscal years 2017, 2016 and 2015, respectively. As of December 31, 2017, there were 164,481 performance units outstanding subject to forfeiture, with a corresponding liability of $11.7 million recorded in accrued expenses and long-term liabilities.

Stock Awards:    The Company’s stock award program provides an annual equity award to non-employee directors. For fiscal years 2017, 2016 and 2015, the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee directors who serve for only a portion of the year. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2017, 2016 and 2015, each non-employee director was awarded 1,598 shares, 1,821 shares, and 1,953 shares, respectively. The Company also granted 820 shares to a new non-employee director during fiscal year 2017. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2017, 2016 and 2015 was $63.14, $54.58, and $51.01, respectively. The total compensation expense recognized related to these stock awards was $0.8 million in each of fiscal years 2017, 2016 and 2015.

Employee Stock Purchase Plan:

In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. During fiscal year 2017, the Company issued 36,769 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $67.09 per share. During fiscal year 2016, the Company issued 49,578 shares under this plan at a weighted-average price of $49.67 per share. During fiscal year 2015, the Company issued 78,294 shares under this plan at a weighted-average price of $47.08 per share. At December 31, 2017 there remains available for sale to employees an aggregate of 0.9 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 19:	Stockholders’ Equity

Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 28, 2014	$23,332	$1,575	$(107)	$24,800
Current year change	(70,178)	(316)	(262)	(70,756)
Balance, January 3, 2016	(46,846)	1,259	(369)	(45,956)
Current year change	(54,077)	(860)	32	(54,905)
Balance, January 1, 2017	(100,923)	399	(337)	(100,861)
Current year change	54,341	(77)	79	54,343
Balance, December 31, 2017	$(46,582)	$322	$(258)	$(46,518)

During fiscal years 2017, 2016 and 2015, pre-tax expense of $0.1 million, $0.9 million, and $0.3 million, respectively, was reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic pension cost.

Stock Repurchases:
On July 27, 2016, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During fiscal year 2017, the Company had no stock repurchases under the Repurchase Program. As of December 31, 2017, 8.0 million shares remained available for repurchase under the Repurchase Program.

In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During fiscal year 2017, the Company repurchased 78,644 shares of common stock for this purpose at an aggregate cost of $4.4 million. During fiscal year 2016, the Company repurchased 75,198 shares of common stock for this purpose at an aggregate cost of $3.6 million. During fiscal year 2015, the Company repurchased 95,129 shares of common stock for this purpose at an aggregate cost of $4.4 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2017 and 2016. At December 31, 2017, the Company had accrued $7.7 million for a dividend declared on October 27, 2017 for the fourth quarter of fiscal year 2017 that was paid in February 2018. On January 25, 2018, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2018 that will be payable in May 2018. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $212.1 million at December 31, 2017, $137.5 million at January 1, 2017, and $127.3 million at January 3, 2016, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2017, 2016 and 2015.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, combined Euro notional amounts of €58.6 million, combined U.S. Dollar notional amounts of $8.7 million and combined Swedish Krona notional amounts of kr969.5 million as of January 1, 2017, and combined Euro notional amounts of €107.4 million as of January 3, 2016. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the fiscal years 2017 and 2016. The Company paid $13.8 million and $1.9 million during the fiscal years 2017 and 2016, respectively, from the settlement of these hedges.

During fiscal year 2016, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 31, 2017, the total notional amount of foreign currency denominated debt designated to hedge investments in foreign subsidiaries was €496.1 million. The unrealized foreign exchange loss (gain) recorded in AOCI related to the net investment hedge was $73.0 million and $(23.8) million for the fiscal years 2017 and 2016, respectively. In January 2018, the Company removed the hedging relationship of its 2026 Notes and investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. The translation adjustment of the 2026 Notes will be recognized in other (income) expense, net within the Company's consolidated statement of operations prospectively.
During fiscal year 2017, the Company entered into several foreign currency forward contracts to purchase Euros to partly mitigate the currency exchange risk associated with the payment of the Euro-denominated purchase price of EUROIMMUN. These currency forward contracts were not designated as hedging instruments and therefore the change in the derivative fair value was marked to market through the consolidated statement of operations. The foreign currency forward contracts were settled during the fourth quarter of fiscal year 2017. The Company received $36.5 million from the settlement of these foreign currency forward contracts and recorded a net foreign exchange gain included in other (income) expense, net amounting to $36.5 million for the fiscal year 2017. The cash flows related to the settlement of these foreign currency forward contracts are included in cash flows from investing activities within the Company’s consolidated statement of cash flows.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive (loss) income into interest and other expense, net within the next twelve months.

Note 21:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 31, 2017.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2017 and 2016. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and January 1, 2017 classified in one of the three classifications described above:

		Fair Value Measurements at December 31, 2017 Using:
	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,208	$2,208	$—	$—
Foreign exchange derivative assets	1,431	—	1,431	—
Foreign exchange derivative liabilities	(23,638)	—	(23,638)	—
Contingent consideration	(65,328)	—	—	(65,328)

		Fair Value Measurements at January 1, 2017 Using:
	Total Carrying Value at January 1, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$1,678	$1,678	$—	$—
Foreign exchange derivative assets	1,208	—	1,208	—
Foreign exchange derivative liabilities, net	(1,370)	—	(1,370)	—
Contingent consideration	(63,201)	—	—	(63,201)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both December 31, 2017 and January 1, 2017, none of the master netting arrangements involved collateral.

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

During fiscal year 2015, the Company acquired all the shares of Vanadis. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The key assumptions used to determine the fair value of the contingent consideration included projected milestone dates of 2016 to 2019, discount rates ranging from 3.1% to 11.3%, conditional probabilities of success of each individual milestone ranging from 85% to 95% and cumulative probabilities of success for each individual milestone ranging from 53% to 90%. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During fiscal year 2017, the Company updated the fair value of the contingent consideration and recorded a liability of $65.3 million as of December 31, 2017. The key assumptions used to determine the fair value of the contingent consideration as of December 31, 2017 included projected milestone dates of 2018 to 2019, discount rates ranging from 2.3% to 8.4%, conditional probabilities of success of each individual milestone ranging from 90% to 95% and cumulative probabilities of success for each individual milestone ranging from 65.8% to 95%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.

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

As of December 31, 2017, the Company may have to pay contingent consideration, related to an acquisition with open contingency period, of up to $83.0 million. The expected maximum earnout period for an acquisition with open contingency period do not exceed 1.75 years from the acquisition date, and the remaining weighted average expected earnout period at December 31, 2017 was 11 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

(In thousands)
Balance at December 28, 2014	$(91)
Additions	(57,353)
Amounts paid and foreign currency translation	113
Change in fair value (included within selling, general and administrative expenses)	(19)
Balance at January 3, 2016	(57,350)
Additions	—
Amounts paid and foreign currency translation	332
Reclassified to other current liabilities for milestone achieved	10,000
Change in fair value (included within selling, general and administrative expenses)	(16,183)
Balance at January 1, 2017	(63,201)
Additions	—
Amounts paid and foreign currency translation	34
Change in fair value (included within selling, general and administrative expenses)	(2,161)
Balance at December 31, 2017	$(65,328)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.

As of December 31, 2017, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $621.7 million, net of $3.3 million of unamortized debt issuance costs. As of January 1, 2017, the Company's senior unsecured revolving credit facility had no outstanding borrowings. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2017. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of December 31, 2017, the Company’s senior unsecured term loan credit facility, which provides for $200.0 million of term loans, had a carrying value of $200.0 million. The interest rate on the Company’s senior unsecured term loan credit facility will be reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the fiscal year 2017. Consequently, the carrying value approximates fair value and were classified as Level 2.

The Company's 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 31, 2017. The 2021 Notes had an aggregate carrying value of $495.8 million, net of $1.7 million of unamortized original issue discount and $2.5 million of unamortized debt issuance costs as of January 1, 2017. The 2021 Notes had a fair value of $536.6 million and $539.2 million as of December 31, 2017 and January 1, 2017, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs as of December 31, 2017. The 2026 Notes had an aggregate carrying value of $517.8 million, net of $4.5 million of unamortized original issue discount and $4.8 million of unamortized debt issuance costs as of January 1, 2017. The 2026 Notes had a fair value of €508.9 million and €507.5 million as of December 31, 2017 and January 1, 2017, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.

The Company's financing lease obligations had an aggregate carrying value of $35.9 million and $37.1 million as of December 31, 2017 and January 1, 2017, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.

As of December 31, 2017, the 2021 Notes, 2026 Notes and financing lease obligations were classified as Level 2.
The Company’s other debt facilities that were assumed from the EUROIMMUN acquisition had an aggregate carrying value of $60.2 million as of December 31, 2017. The bank loans in the aggregate amount of $47.8 million bear fixed interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates between 0.05% and 7.9% and bank loans in the aggregate amount of $12.4 million bear variable interest rates based on the Euribor rate plus a margin between 1.25% and 1.5%. The Company had no change in credit standing during fiscal year 2017. Consequently, the carrying value approximates fair value and were classified as Level 2.

As of December 31, 2017, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 22:	Leases

The Company leases certain property and equipment under operating leases. Rental expense charged to continuing operations for fiscal years 2017, 2016 and 2015 amounted to $54.0 million, $52.0 million, and $52.4 million, respectively. Minimum rental commitments under noncancelable operating leases are as follows: $57.0 million in fiscal year 2018, $37.2 million in fiscal year 2019, $27.4 million in fiscal year 2020, $22.0 million in fiscal year 2021, $13.5 million in fiscal year 2022 and $59.6 million in fiscal year 2023 and thereafter.

On August 22, 2013, the Company sold one of its facilities located in Boston, Massachusetts for net proceeds of $47.6 million. Simultaneously with the closing of the sale of the property, the Company entered into a lease agreement to lease back the property for its continued use. The lease has an initial term of 15 years and the Company has the right to extend the term of the lease for two additional periods of ten years each. The lease is accounted for as an operating lease and at the transaction date the Company had deferred $26.5 million of gains which are being amortized in operating expenses over the initial lease term of 15 years. The Company amortized $1.8 million of the deferred gains related to the lease during each of the fiscal years 2017, 2016 and 2015. The deferred gains remaining to be amortized were $18.8 million at December 31, 2017, of which $1.8 million was recorded in accrued expenses and other current liabilities, and $17.0 million was recorded in long-term liabilities. The deferred gains remaining to be amortized were $20.6 million at January 1, 2017, of which $1.8 million was recorded in accrued expenses and other current liabilities, and $18.8 million was recorded in long-term liabilities.

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

The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as well as the activity related to the mark-to-market adjustment on postretirement benefit plans, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments. During the first quarter of fiscal year 2017, the Company changed the manner in which certain shared functional costs are allocated to the operating segments. Segment financial information relating to the fiscal years ended January 1, 2017 and January 3, 2016 have been retrospectively adjusted to reflect this change to the cost allocation methodology. Accordingly, for the fiscal years ended January 1, 2017 and January 3, 2016, operating income from continuing operations from the Discovery & Analytical Solutions segment decreased by $10.7 million and $10.9 million, respectively, with corresponding increases in operating income from continuing operations of the Diagnostics segment in both fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below for the fiscal years ended:

	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$941,328	$934,098	$968,034
Service revenue	637,131	578,886	560,385
Total revenue	1,578,459	1,512,984	1,528,419
Operating income from continuing operations(1)	206,688	196,819	162,762
Diagnostics
Product revenue	536,086	462,798	427,068
Service revenue	142,437	139,735	149,336
Total revenue	678,523	602,533	576,404
Operating income from continuing operations	149,636	149,577	146,478
Corporate
Operating loss from continuing operations(2)	(51,521)	(63,330)	(58,314)
Continuing Operations
Product revenue	1,477,414	1,396,896	1,395,102
Service revenue	779,568	718,621	709,721
Total revenue	2,256,982	2,115,517	2,104,823
Operating income from continuing operations	304,803	283,066	250,926
Interest and other expense, net (see Note 5)	8,085	38,998	42,119
Income from continuing operations before income taxes	$296,718	$244,068	$208,807
____________________________

(1)	Legal costs for a particular case in the Discovery & Analytical Solutions segment were $2.7 million for fiscal year 2017.

(2)
Activity related to the mark-to-market adjustment on postretirement benefit plans has been included in the Corporate operating loss from continuing operations, and in the aggregate constituted a pre-tax gain of $2.1 million in fiscal year 2017, a pre-tax loss of $15.3 million in fiscal year 2016, and pre-tax loss of $12.4 million in fiscal year 2015.

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended December 31, 2017:

	Depreciation and Amortization Expense			Capital Expenditures
	December 31, 2017	January 1, 2017	January 3, 2016	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)			(In thousands)
Discovery & Analytical Solutions	$72,590	$72,484	$74,177	$26,200	$21,486	$18,175
Diagnostics	31,204	25,339	29,728	11,262	8,556	6,854
Corporate	1,206	2,149	1,459	1,627	1,660	3,189
Continuing operations	$105,000	$99,972	$105,364	$39,089	$31,702	$28,218
Discontinued operations	$929	$6,266	$6,643	$182	$1,302	$1,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Discovery & Analytical Solutions	$2,744,370	$2,612,757	$2,546,583
Diagnostics	3,314,804	1,505,381	1,459,854
Corporate	32,289	31,171	28,497
Current and long-term assets of discontinued operations	—	127,374	131,361
Total assets	$6,091,463	$4,276,683	$4,166,295

The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended December 31, 2017 and net long-lived assets based on physical location as of December 31, 2017 and January 1, 2017:

	Revenue
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
U.S.	$837,018	$842,364	$854,336
International:
China	374,931	336,728	296,908
United Kingdom	65,164	65,904	69,081
Germany	91,669	89,839	86,632
India	84,812	43,891	40,239
Italy	77,477	70,948	71,225
France	80,153	71,104	70,665
Japan	76,322	65,980	69,381
Other international	569,436	528,759	546,356
Total international	1,419,964	1,273,153	1,250,487
Total sales	$2,256,982	$2,115,517	$2,104,823

	Net Long-Lived Assets
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
U.S.	$210,116	$182,186	$165,827
International:
Germany	88,249	1,292	1,187
China	64,815	36,458	34,494
United Kingdom	28,028	14,638	14,244
India	14,820	2,020	1,508
Finland	14,764	12,295	12,203
Italy	10,334	3,398	2,958
Singapore	9,240	6,820	7,679
Brazil	7,963	1,452	1,225
Netherlands	4,281	4,162	3,835
Sweden	3,869	2,645	1,247
Other international	19,565	7,684	6,619
Total international	265,928	92,864	87,199
Total net long-lived assets	$476,044	$275,050	$253,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
	(In thousands, except per share data)
December 31, 2017
Revenue	$514,115	$546,962	$554,275	$641,630	$2,256,982
Gross profit	239,611	257,503	268,822	307,095	1,073,031
Restructuring and contract termination charges, net	9,651	—	3,269	(263)	12,657
Operating income from continuing operations	51,579	75,997	79,807	97,420	304,803
Income from continuing operations before income taxes	39,983	70,792	105,054	80,889	296,718
Income (loss) from continuing operations	36,062	62,726	96,546	(38,444)	156,890
Income (loss) from discontinued operations and dispositions	2,541	141,343	(5,468)	(2,673)	135,743
Net income (loss)	38,603	204,069	91,078	(41,117)	292,633
Basic earnings per share:
Income (loss) from continuing operations	$0.33	$0.57	$0.88	$(0.35)	$1.43
Income (loss) from discontinued operations and dispositions	0.02	1.29	(0.05)	(0.02)	1.24
Net income (loss)	0.35	1.86	0.83	(0.37)	2.67
Diluted earnings per share:
Income (loss) from continuing operations	$0.33	$0.57	$0.87	$(0.35)	$1.42
Income (loss) from discontinued operations and dispositions	0.02	1.28	(0.05)	(0.02)	1.22
Net income (loss)	0.35	1.84	0.82	(0.37)	2.64
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

January 1, 2017
Revenue	$498,016	$536,242	$514,489	$566,770	$2,115,517
Gross profit	235,086	253,554	248,550	276,163	1,013,353
Restructuring and contract termination charges, net	—	4,468	656	—	5,124
Operating income from continuing operations	60,577	66,266	75,781	80,442	283,066
Income from continuing operations before income taxes	49,491	60,873	64,518	69,186	244,068
Income from continuing operations	41,744	57,756	53,917	62,289	215,706
Income from discontinued operations and dispositions	5,722	6,101	4,210	2,560	18,593
Net income	47,466	63,857	58,127	64,849	234,299
Basic earnings per share:
Income from continuing operations	$0.38	$0.53	$0.49	$0.57	$1.97
Income from discontinued operations and dispositions	0.05	0.06	0.04	0.02	0.17
Net income	0.43	0.59	0.53	0.59	2.14
Diluted earnings per share:
Income continuing operations	$0.38	$0.53	$0.49	$0.57	$1.96
Income from discontinued operations and dispositions	0.05	0.06	0.04	0.02	0.17
Net income	0.43	0.58	0.53	0.59	2.12
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

____________________________

(1)
The fourth quarter of fiscal year 2017 includes a pre-tax gain of $2.1 million as a result of the mark-to-market adjustment on postretirement benefit plans. The fourth quarter of fiscal year 2016 includes a pre-tax loss of $15.3 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the fiscal quarter ended December 31, 2017, we implemented a plan that called for modifications and additions to our internal control over financial reporting related to the accounting for revenue as a result of the new revenue recognition standard. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard and disclosures required before the standard's effective date. We have therefore augmented our internal control over financial reporting as follows:

•	Added new controls related to gathering the information and evaluating the analyses used in the development of disclosures required before the standard's effective date.

•Enhanced the risk assessment process to take into account risks associated with the new revenue standard.

•	Added controls that address risks associated with the five-step model for recording revenue, including the revision of our contract review controls.

There was no other change in our internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of EUROIMMUN, acquired on December 18, 2017, which is included in our 2017 consolidated financial statements and represented approximately 30.7% of our total assets as of December 31, 2017 and 0.6% of our total revenues for the fiscal year ended December 31, 2017.

Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PerkinElmer, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at EUROIMMUN, which was acquired on December 19, 2017 and whose financial statements constitute approximately 30.7% of total assets and 0.6% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at EUROIMMUN.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in the conditions, or that the degree of compliance with policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2018

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2017, we implemented a plan that called for modifications and additions to our internal control over financial reporting related to the accounting for revenue as a result of the new revenue recognition standard. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard and disclosures required before the standard's effective date. We have therefore augmented our internal control over financial reporting as follows:

•	Added new controls related to gathering the information and evaluating the analyses used in the development of disclosures required before the standard's effective date.

•Enhanced the risk assessment process to take into account risks associated with the new revenue standard.

•	Added controls that address risks associated with the five-step model for recording revenue, including the revision of our contract review controls.

There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 24, 2018 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 31, 2017

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 31, 2017

Consolidated Balance Sheets as of December 31, 2017 and January 1, 2017

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 31, 2017

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 31, 2017

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
2.1(1)
Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc., filed with the Commission on December 22, 2016 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

2.2
Amendment No. 1, dated January 17, 2017, to the Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varian Medical Systems, Inc., filed with the Commission on May 9, 2017 as Exhibit 2.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

2.3(1)
Amendment No. 2, dated April 28, 2017, to the Master Purchase and Sale Agreement, dated as of December 21, 2016, by and between PerkinElmer, Inc. and Varex Imaging Corporation, filed with the Commission on August 8, 2017 as Exhibit 2.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

2.4(1)
Share Sale and Transfer Agreement, dated June 16, 2017, by and among PerkinElmer, Inc., Prof. Dr. Winfried Stöcker and Stöcker Vermögensverwaltungsgesellschaft mbH & Co. KG, filed with the Commission on August 8, 2017 as Exhibit 2.2 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

2.5(1)
Amendment Agreement, dated December 19, 2017, to the Share Sale and Transfer Agreement, dated as of June 16, 2017, by and among PerkinElmer, Inc., Prof. Dr. Winfried Stöcker, Stöcker Vermögensverwaltungsgesellschaft mbH & Co. KG and PerkinElmer Germany Diagnostics GmbH, attached hereto as Exhibit 2.5.

3.1
PerkinElmer, Inc.'s Restated Articles of Organization, filed with the Commission on May 11, 2007 as Exhibit 3.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

3.2	PerkinElmer, Inc.'s Amended and Restated By-laws, filed with the Commission on July 27, 2016 as Exhibit 3.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

Exhibit No.	Exhibit Title
4.1
Specimen Certificate of PerkinElmer, Inc.'s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

4.2
Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

4.3
Supplemental Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

4.4
Second Supplemental Indenture dated as of December 22, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on February 28, 2012 as Exhibit 4.4 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

4.5
Third Supplemental Indenture, dated as of July 19, 2016, among PerkinElmer, Inc., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, filed with the Commission on July 19, 2016 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

4.6
Paying Agency Agreement, dated July 19, 2016, between the Company, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar, filed with the Commission on July 19, 2016 as Exhibit 4.3 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.1
Credit Agreement, dated as of August 11, 2016, among PerkinElmer, Inc., Wallac Oy, and PerkinElmer Health Sciences, Inc. as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC as Co-Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers, and the other Lenders party thereto, filed with the Commission on August 12, 2016 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.2
Amendment No. 1, dated as of August 11, 2017 to Credit Agreement, dated as of August 11, 2016, by and among PerkinElmer, Inc., Wallac Oy, and PerkinElmer Health Sciences, Inc., as borrowers, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed with the Commission on August 15, 2017 as Exhibit 10.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.3
Loan Agreement, dated as of August 11, 2017, among PerkinElmer, Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Sole Bookrunner and Sole Lead Arranger filed with the Commission on August 15, 2017 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.4*	Employment Contracts:

(1) Third Amended and Restated Employment Agreement between PerkinElmer, Inc. and Robert F. Friel, dated as of December 16, 2008, filed with the Commission on February 26, 2009 as Exhibit 10.4(2) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference;

(2) Employment Agreement by and between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference;

(3) Employment Agreement by and between Frank A. Wilson and PerkinElmer, Inc. dated as of April 28, 2009, filed with the Commission on April 30, 2009 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference;

(4) Form of Amendment, entered into by and between PerkinElmer, Inc. and each of the following executive officers on the dates indicated below, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference:

	Executive Officer	Date
	Joel S. Goldberg Frank A. Wilson	December 3, 2010 December 21, 2010

Exhibit No.	Exhibit Title

(5) Employment Agreement between James Corbett and PerkinElmer, Inc. dated as of February 1, 2012, filed with the Commission on May 8, 2012 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

(6) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed with the Commission on February 25, 2014 as Exhibit 10.2(10) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(7) Employment Agreement between Daniel R. Tereau and PerkinElmer, Inc. dated as of February 1, 2016, filed with the Commission on March 1, 2016 as Exhibit 10.2(8) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(8) Employment Agreement between Deborah A. Butters and PerkinElmer, Inc. dated as of July 11, 2016, filed with the Commission on November 8, 2016 as Exhibit 10.2(9) to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

(9) Employment Agreement between Prahlad Singh and PerkinElmer, Inc. dated as of October 3, 2016, filed with the Commission on February 28, 2017 as Exhibit 10.2(10) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.5*
PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 12, 2014 as Appendix A to our definitive proxy statement on Schedule 14A (File No. 001-05075) and herein incorporated by reference.

10.6*
PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.7*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.8*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.9*
PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 26, 2009 as Exhibit 10.10 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.10*
PerkinElmer, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009, filed with the Commission on March 1, 2010 as Exhibit 10.15 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.11*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its chief executive officer for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.12*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.13*
Form of Stock Option Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.4 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.14*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.5 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.15*
Form of Restricted Stock Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.6 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.16*
Form of Restricted Stock Unit Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.7 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.17*
Form of Restricted Stock Unit Agreement with performance-based vesting for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.8 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.18*
Form of Restricted Stock Agreement with time-based vesting for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.2 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

10.19*
Form of Stock Option Agreement for use under the 2009 Incentive Plan, filed with the Commission on May 10, 2011 as Exhibit 10.3 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

10.20*
Form of Restricted Stock Unit Agreement given by PerkinElmer, Inc. to its non-employee directors for use under the 2009 Incentive Plan, filed with the Commission on February 24, 2015 as Exhibit 10.25 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.21*
Form of 162(m)-compliant Restricted Stock Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.19 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.22*
Form of 162(m)-compliant Restricted Stock Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.20 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.23*
Form of 162(m)-compliant Restricted Stock Unit Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.21 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.24*
Form of 162(m)-compliant Restricted Stock Unit Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.22 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.25*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.36 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.26*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, filed with the Commission on February 26, 2013 as Exhibit 10.37 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.27*	PerkinElmer, Inc. Global Incentive Compensation Plan (Executive Officers) effective January 1, 2018, attached hereto as Exhibit 10.27.

12.1	Statement regarding computation of ratio of earnings to fixed charges, attached hereto as Exhibit 12.1.

21	Subsidiaries of PerkinElmer, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017, (ii) Consolidated Balance Sheets as of December 31, 2017 and January 1, 2017, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2017, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2017

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended January 3, 2016	$32,857	$3,564	$(5,709)	$(846)	$29,866
Year ended January 1, 2017	29,866	5,346	(5,499)	(501)	29,212
Year ended December 31, 2017	29,212	2,038	(1,900)	1,931	31,281
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions, discontinued operations and foreign exchange movements.

Item 16.	Form 10-K Summary

Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 27, 2018
	Robert F. Friel	and President (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 27, 2018
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 27, 2018
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ ROBERT F. FRIEL	Chairman, Chief Executive Officer	February 27, 2018
	Robert F. Friel	and President (Principal Executive Officer)

By:	/S/ FRANK A. WILSON	Sr. Vice President and	February 27, 2018
	Frank A. Wilson	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 27, 2018
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ PETER BARRETT	Director	February 27, 2018
Peter Barrett

By:	/S/ SAMUEL R. CHAPIN	Director	February 27, 2018
Samuel R. Chapin

By:	/S/ SYLVIE GRÉGOIRE, PharmD	Director	February 27, 2018
Sylvie Grégoire, PharmD

By:	/S/ NICHOLAS A. LOPARDO	Director	February 27, 2018
Nicholas A. Lopardo

By:	/S/ ALEXIS P. MICHAS	Director	February 27, 2018
Alexis P. Michas

By:	/S/ PATRICK J. SULLIVAN	Director	February 27, 2018
Patrick J. Sullivan

By:	/S/ FRANK WITNEY, PhD	Director	February 27, 2018
Frank Witney, PhD

By:	/S/ PASCALE WITZ	Director	February 27, 2018
Pascale Witz