Form 10-Q
period 2018-04-01
PERKINELMER INC
filed 2018-05-08
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2018, there were outstanding 110,634,371 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands, except per share data)
Product revenue	$447,608	$333,714
Service revenue	196,364	180,401
Total revenue	643,972	514,115
Cost of product revenue	220,256	163,024
Cost of service revenue	131,494	111,335
Total cost of revenue	351,750	274,359
Selling, general and administrative expenses	199,725	147,008
Research and development expenses	45,984	33,286
Restructuring and contract termination charges, net	6,578	9,651
Operating income from continuing operations	39,935	49,811
Interest and other expense, net	11,430	9,828
Income from continuing operations before income taxes	28,505	39,983
Provision for income taxes	2,470	3,921
Income from continuing operations	26,035	36,062
Income from discontinued operations before income taxes	—	3,759
Provision for income taxes on discontinued operations and dispositions	11	1,218
(Loss) income from discontinued operations and dispositions	(11)	2,541
Net income	$26,024	$38,603
Basic earnings per share:
Income from continuing operations	$0.24	$0.33
(Loss) income from discontinued operations and dispositions	(0.00)	0.02
Net income	$0.24	$0.35
Diluted earnings per share:
Income from continuing operations	$0.23	$0.33
(Loss) income from discontinued operations and dispositions	(0.00)	0.02
Net income	$0.23	$0.35
Weighted average shares of common stock outstanding:
Basic	110,296	109,468
Diluted	111,330	110,204
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Net income	$26,024	$38,603
Other comprehensive income:
Foreign currency translation adjustments	18,499	19,208
Unrealized gains on securities, net of tax	41	23
Other comprehensive income	18,540	19,231
Comprehensive income	$44,564	$57,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2018	December 31, 2017
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$180,800	$202,134
Accounts receivable, net	575,740	552,304
Inventories	374,808	351,675
Other current assets	102,656	93,842
Total current assets	1,234,004	1,199,955
Property, plant and equipment:
At cost	654,942	630,919
Accumulated depreciation	(347,708)	(332,853)
Property, plant and equipment, net	307,234	298,066
Intangible assets, net	1,334,566	1,346,940
Goodwill	2,997,851	3,002,198
Other assets, net	252,531	244,304
Total assets	$6,126,186	$6,091,463
Current liabilities:
Current portion of long-term debt	$217,751	$217,306
Accounts payable	215,404	222,093
Accrued restructuring and contract termination charges	12,445	8,759
Accrued expenses and other current liabilities	478,230	500,642
Current liabilities of discontinued operations	2,154	2,102
Total current liabilities	925,984	950,902
Long-term debt	1,859,698	1,788,803
Long-term liabilities	785,252	848,570
Total liabilities	3,570,934	3,588,275
Commitments and contingencies (see Note 20)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 110,620,000 shares and 110,361,000 shares at April 1, 2018 and at December 31, 2017, respectively	110,620	110,361
Capital in excess of par value	65,658	58,828
Retained earnings	2,406,952	2,380,517
Accumulated other comprehensive loss	(27,978)	(46,518)
Total stockholders’ equity	2,555,252	2,503,188
Total liabilities and stockholders’ equity	$6,126,186	$6,091,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Operating activities:
Net income	$26,024	$38,603
Loss (income) from discontinued operations and dispositions, net of income taxes	11	(2,541)
Income from continuing operations	26,035	36,062
Adjustments to reconcile income from continuing operations to net cash (used in) provided by continuing operations:
Stock-based compensation	5,332	4,926
Restructuring and contract termination charges, net	6,578	9,651
Depreciation and amortization	44,453	24,747
Change in fair value of contingent consideration	117	811
Amortization of deferred debt financing costs and accretion of discount	615	585
Amortization of acquired inventory revaluation	9,208	2,176
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(10,280)	25,093
Inventories	(25,028)	(6,837)
Accounts payable	(10,026)	(13,883)
Accrued expenses and other	(61,562)	(42,129)
Net cash (used in) provided by operating activities of continuing operations	(14,558)	41,202
Net cash provided by operating activities of discontinued operations	—	12,534
Net cash (used in) provided by operating activities	(14,558)	53,736
Investing activities:
Capital expenditures	(22,652)	(5,981)
Proceeds from surrender of life insurance policies	72	—
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(1,087)	(123,578)
Net cash used in investing activities of continuing operations	(23,667)	(129,559)
Net cash used in investing activities of discontinued operations	—	(280)
Net cash used in investing activities	(23,667)	(129,839)
Financing activities:
Payments on borrowings	(147,000)	(145,950)
Proceeds from borrowings	204,000	146,952
Settlement of cash flow hedges	(36,169)	(1,569)
Net payments on other credit facilities	(3,008)	(287)
Payments for acquisition-related contingent consideration	—	(8,940)
Proceeds from issuance of common stock under stock plans	7,468	4,627
Purchases of common stock	(4,555)	(3,127)
Dividends paid	(7,727)	(7,673)
Net cash provided by (used in) financing activities of continuing operations	13,009	(15,967)
Net cash used in financing activities of discontinued operations	—	(214)
Net cash provided by (used in) financing activities	13,009	(16,181)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,850	6,345
Net increase in cash, cash equivalents and restricted cash	(21,366)	(85,939)
Cash, cash equivalents and restricted cash at beginning of period	202,371	376,568
Cash, cash equivalents and restricted cash at end of period	$181,005	$290,629

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	180,800	288,329
Restricted cash included in other current assets	205	2,300
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$181,005	$290,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC (the “2017 Form 10-K”). The balance sheet amounts at December 31, 2017 in this report were derived from the Company’s audited 2017 consolidated financial statements included in the 2017 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 1, 2018 and April 2, 2017, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 30, 2018 ("fiscal year 2018") will include 52 weeks, and the fiscal year ended December 31, 2017 ("fiscal year 2017") included 52 weeks.

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

In March 2018, the FASB Issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the Tax Cut and Jobs Act (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 permits companies to disclose that some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements, and if possible, disclose a reasonable estimate of such tax effects. ASU 2018-05 is effective immediately. The Company is applying the guidance in ASU 2018-05 when accounting for the enactment date effects of the Tax Act. At April 1, 2018, the Company has not completed the accounting for all of the tax effects of the Tax Act; however, it has made a reasonable estimate of their effects based on currently available information. Management will continue to refine the calculations as additional guidance is available. These estimates may be affected as additional clarification and implementation guidance becomes available. These changes could be material to income tax expense (see Note 9, Income Taxes for further disclosures).

In February 2018, the FASB Issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03"). ASU 2018-03 was issued to clarify certain aspects of guidance concerning the recognition of financial assets and liabilities established in Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). This includes treatment for discontinuations and adjustments for equity securities without a readily determinable market value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as the Company has adopted ASU 2016-01. The Company is evaluating the requirements of this guidance. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In February 2018, the FASB Issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides entities with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income ("AOCI") to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. ASU 2018-02 requires entities to disclose a description of the accounting policy for releasing income tax effects from AOCI; whether they elect to reclassify the stranded income tax effects from the Tax Act; and information about the other income tax effects that are reclassified. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and entities should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which amends the hedge accounting recognition and presentation requirements in Topic 815. ASU 2017-12 makes targeted changes to the existing hedge accounting model to better align an entity’s financial reporting for hedging relationships with the entity’s risk management activities, and to reduce the complexity of, and simplify the application of, the hedge accounting model. Specifically, ASU 2017-12 expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies the way assessments of hedge ineffectiveness may be performed, relaxes the documentation requirements for entering into hedging positions, provides targeted improvements to fair value hedges of interest rate risk, and permits an entity to exclude the change in the fair value of cross-currency basis spreads in currency swaps from the assessment of hedge effectiveness. The standard also requires entities to provide new disclosures about the impact fair value and cash flow hedges have on their income statements and about cumulative basis adjustments arising from fair value hedges. The provisions of this guidance are to be applied using a modified retrospective approach to existing hedging relationships as of the adoption date. However, the transition provisions allow for certain elections at the date of adoption and entities may choose to apply any of the provided elections. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company early adopted the provisions of this guidance effective January 1, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. If an entity modifies its awards and concludes that it is not required to apply modification accounting under the standard, it must still consider whether the modification affects its application of other guidance. Additionally, if a significant modification does not result in incremental compensation cost, entities are required to disclose the “lack of” incremental compensation cost resulting from such significant modification. The standard also removes the guidance in Topic 718 stating that modification accounting is not required when an entity adds an antidilution provision as long as that modification is not made in contemplation of an equity restructuring. The provisions of this guidance are to be applied on a prospective basis to awards modified on or after the effective date. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which amends the requirements in Topic 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current employee compensation costs in their income statements and (2) present the other components elsewhere in their income statements and outside of income from operations, and disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. Additionally, the standard requires that only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The change in income statement presentation requires retrospective application, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The standard provides a practical expedient that permits entities to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. Entities need to disclose the use of the practical expedient. The Company adopted ASU 2017-07 effective January 1, 2018 using a retrospective approach for each period presented. For the three months ended April 2, 2017, $1.8 million of net periodic pension credit previously presented within operating income has been presented outside of operating income in the line item "Interest and other expense, net" in the condensed consolidated statement of operations due to the retrospective adoption of ASU 2017-07. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other Topic (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires that an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The provisions of this guidance are to be applied on a prospective basis. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2017, the Company early adopted ASU 2017-04 and will apply the standards on its interim and annual impairment tests prospectively. The Company applied the provisions of this standard in its annual goodwill impairment test performed on January 1, 2018.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"), which amends Topic 805 to provide a screen to determine when a set of assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the standard (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements. The standard provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The standard also provides a framework that includes two sets of criteria to consider that depend on whether a set has outputs and a more stringent criteria for sets without outputs. Lastly, the standard narrows the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. The provisions of this guidance are to be applied prospectively. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in limited circumstances. The Company adopted ASU 2017-01 effective January 1, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018. For the three months ended April 2, 2017, $15.2 million of changes in restricted cash balances that was previously presented within investing activities in the condensed consolidated statement of cash flows has been excluded from the cash flows used in investing activities and the effect of exchange rate changes increased by $0.2 million due to the retrospective adoption of ASU 2016-18. Restricted cash amounting to $17.3 million and $2.3 million at January 1, 2017 and April 2, 2017, respectively, have been included with the cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the condensed consolidated statement of cash flows for the three months ended April 2, 2017. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-entity Transfer of Assets Other than Inventory ("ASU 2016-16"). ASU 2016-16 removes the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The standard requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The provisions of this guidance are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-16 on January 1, 2018. The adoption of the standard resulted in a decrease in the retained earnings at January 1, 2018 of approximately $2.0 million with corresponding increase in deferred tax assets of $10.7 million and decrease in prepaid taxes of $12.8 million related to prior years’ intra-entity transfers of assets other than inventory. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230 and other topics. The provisions of this guidance are to be applied using a retrospective transition method to each period presented, and if it is impracticable to apply the amendments retrospectively for some of the issues, ASU 2016-15 allows the amendments for those issues to be applied prospectively as of the earliest date practicable. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease of assets will primarily depend on its classification as a finance or operating lease. ASU 2016-02 also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. ASU 2016-02 is to be applied using a modified retrospective approach. The Company is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on its consolidated financial position, results of operations and cash flows. The Company does not intend to early adopt the provisions of this standard.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In November 2017, the FASB also issued Accounting Standards Update No. 2017-14, Income Statement-Reporting Comprehensive Income (Topic

220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification ("Codification"). ASU 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) to align existing SEC staff guidance with Revenue from Contracts with Customers (Topic 606). In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectability, non-cash consideration, contract modifications and completed contracts at transition and the presentation of sales and other similar taxes collected from customers. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. In March 2016, the FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"), which amended the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate when it is the principal or agent for each specified good or service promised in a contract with a customer. ASU 2017-14, ASU 2016-12, ASU 2016-10, ASU 2016-08 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. The Company adopted these standards beginning on January 1, 2018 using the modified retrospective approach only to contracts not completed as of January 1, 2018.
The most significant impact of the standards relates to the accounting for certain transactions with multiple elements or “bundled” arrangements. Specifically, for sales of software subscriptions or sales of licenses and maintenance, the Company will recognize the license revenue predominantly at the time of billing and delivery rather than recognizing the entire sales price ratably over the maintenance period, which is the Company's current practice. In addition, for certain sales of instruments that include customer-specified acceptance criteria, the Company will recognize revenue when the customer obtains control of the instrument which is typically upon delivery or when title has transferred to the customer, as the Company believes acceptance is perfunctory. The Company will also capitalize incremental commission fees as a result of obtaining contracts when these fees are recoverable and will amortize the assets based on the transfer of goods or services to which the assets relate which typically range from two to six years. The adoption of the standards resulted in an increase in retained earnings at January 1, 2018 of approximately $10.2 million for the cumulative effect of initially applying the standards as of that date. In addition, the adoption of the standards resulted primarily in a reduction in deferred revenue of approximately $11.5 million, mainly driven by the upfront recognition of license revenue and certain multi-year software subscriptions, and an increase in deferred income tax liability of approximately $3.0 million for the tax impact of the cumulative adjustments. The cumulative effect of recognizing instrument sales upon delivery or transfer of title and capitalizing the incremental commission fees were not material at January 1, 2018. The adoption of the standards had no impact to cash from or used in operating, investing, or financing activities in the Company's consolidated statement of cash flows at January 1, 2018. Refer to Note 3, Changes in Accounting Policies, for the impact of adoption of the standards on the Company's condensed consolidated financial statements for the first quarter ended April 1, 2018. Also refer to Note 2, Revenue, for the disclosures required by the standards.

Note 2: Revenue

Significant accounting policy
The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for the promised products or services when it satisfies a performance obligation by transferring control of those products or services to customers.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
The Company reports shipping and handling charges in revenue, to the extent these are billed to customers, and the associated costs in cost of product revenue.

Nature of goods and services
The following is a description of principal activities - separated by reportable segments - from which the Company generates its revenue. For more detailed information about the reportable segments, see Note 12.
i. Discovery & Analytical Solutions
The Discovery & Analytical Solutions ("DAS") segment of the Company principally generates revenue from (a) sales of instruments, consumables and services in the applied markets, (b) sales of instruments, reagents, informatics, detection and imaging technologies, extended warranty, training and services in the life sciences market. Products and services may be sold separately or in bundled packages. The typical length of a contract for service is 12 to 36 months.
For bundled packages, the Company accounts for individual products and services separately if they are distinct - i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products, extended warranties, and services. For items that are not sold separately, the Company estimates stand-alone selling prices by reference to the amount charged for similar items on a stand-alone basis.
The Company sells products and services predominantly through its direct sales force. As a result, the use of distributors is generally limited to geographic regions where the Company has no direct sales force. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including distributors. Payment terms granted to distributors are the same as those granted to end-customers and payments are not dependent upon the distributor's receipt of payment from their end-user customers.
In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determined that the contracts generally do not include a significant financing component. The primary purpose of its invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, rather than to receive financing from the customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and multi-year software licenses or software subscriptions that are invoiced annually with revenue recognized upfront. In limited circumstances where the Company provides the customer with a significant benefit of financing, the Company uses the practical expedient and only adjusts the transaction price for the effects of the time value of money and only on contracts where the duration of financing is more than one year.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms

Instruments
For instruments that include installation, and if the installation meets the criteria to be considered a separate performance obligation, product revenue is generally recognized upon delivery or when title has transferred to the customer, which is generally the point in time where control of the products has been transferred to customers, and installation revenue is recognized when the installation is complete. Certain of the Company's products require specialized installation and configuration at the customer's site. Revenue for these products is deferred until installation is complete and customer acceptance has been received. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days.

Consumables and reagents
The Company recognizes revenue from the sale of consumables and reagents upon delivery or when title has transferred to the customer, which is generally the point in time where control of the products has been transferred to customers. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 days.

Software licenses and subscriptions
Customers may purchase perpetual or term licenses, or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software.
The Company sells its software subscriptions or software licenses with maintenance services and, in some cases, with consulting services. The Company recognizes revenue for the software upfront at the point in time when the software is made available to the customer. For maintenance and consulting services, revenue is recognized ratably over the period in which the services are provided. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. Software subscriptions and maintenance service contracts are non-cancelable.

Cloud services
Cloud services, which allow customers to use hosted software over the contract period without taking possession of the software, are provided on either a subscription or consumption basis. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract period. Revenue related to cloud services provided on a consumption basis, such as the amount of storage used in a period, is recognized based on the customer utilization of such resources. Payment terms are generally net 30 days from signing of contract and contracts are non-cancelable.

Extended warranty
The Company recognizes revenue for extended warranties on a straight-line basis over the extended warranty period in service revenue. In the majority of countries in which the Company operates, the customary warranty period is one year and the extended warranty covers periods beyond year one. Customers typically pay for extended warranties on an annual basis over the term of the warranty. In general, customers can cancel the extended warranty at any time with 30 days notice without significant penalty.

Laboratory services and training
The Company's service offerings include service contracts, field service, including related time and materials, and training. The Company recognizes revenue as the services are performed. Revenue for the service contracts is recognized over the contract period or at a point in time when the service is billable based on time and materials. The Company recognizes revenue as training is provided in service revenue. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In general, customers can cancel the service contracts at any time with 30 to 90 days notice without significant penalty.

ii. Diagnostics
The Diagnostics segment of the Company principally generates revenue from sales of instruments, solutions, consumables, reagents, extended warranty and services in the diagnostics market. Products and services may be sold separately or in bundled packages.
For bundled packages, the Company accounts for individual products and services separately if they are distinct - i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products, extended warranties, and services. For items that are not sold separately, the Company estimates stand-alone selling prices by reference to the amount charged for similar items on a stand-alone basis.
The Company sells products and services predominantly through its direct sales force. As a result, the use of distributors is generally limited to geographic regions where the Company has no direct sales force. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers, including distributors. Payment terms granted to distributors are the same as those granted to end-customers and payments are not dependent upon the distributor's receipt of payment from their end-user customers.
In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determined that the contracts generally do not include a significant financing component. The primary purpose of its invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, rather than to receive financing from the customers or to provide customers with financing. Examples include invoicing at the beginning of a storage period with revenue recognized ratably over the contract period. In limited circumstances where the Company provides the customer with a significant benefit of financing, the Company uses the practical expedient and only adjusts the transaction price for the effects of the time value of money and only on contracts where the duration of financing is more than one year.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms

Instruments
For instruments that include installation, and if the installation meets the criteria to be considered a separate performance obligation, product revenue is generally recognized upon delivery or when title has transferred to the customer, which is generally the point in time where control of the products has been transferred to customers, and installation revenue is recognized when the installation is complete. Certain of the Company's products require specialized installation and configuration at the customer's site. Revenue for these products is deferred until installation is complete and customer acceptance has been received. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days.

Consumables and reagents
The Company recognizes revenue from the sale of consumables and reagents upon delivery or when title has transferred to the customer, which is generally the point in time where control of the products has been transferred to customers. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 days.

Solutions
When the Company sells the instrument and reagents that work only on those instruments to a customer or distributor, the Company considers the instrument and reagents as separate performance obligations. The Company recognizes revenue when an instrument is sold to the customer upon delivery or when title has transferred to the customer, which is generally the point in time where control of the products has been transferred to customers. Revenue from the sale of reagents are also recognized at the time of delivery or when title has transferred to the customer. Payment terms for instrument and reagent sales are usually net 30 days from invoice date.

When the Company places the instrument at the customer's site and sells the reagents to a customer, the instrument and reagents are accounted for together as one performance obligation. The Company does not charge a fee for the use of the instrument and retains ownership of the placed instrument. The Company has a right to remove the instrument and replace it with another instrument at the customer's site at any time throughout the contract term. The Company recognizes revenue upon delivery of reagents, which is the point in time where the Company has performed its obligation to provide a screening solution to the customer. Payment terms are usually net 30 days from invoice date. Payment terms for certain contracts are based on equal installments over the duration of the contract.

Extended warranty
The Company recognizes revenue for extended warranties on a straight-line basis over the extended warranty period in service revenue. In the majority of countries in which the Company operates, the customary warranty period is one year and the extended warranty covers periods beyond year one. Customers typically pay for extended warranties on an annual basis over the term of the warranty. In general, customers can cancel the extended warranty at any time with 30 days notice without significant penalty.

Services
The Company's service offerings include cord blood processing and storage, and training. The Company recognizes revenue for the cord blood processing and training as the services are performed in service revenue. Revenue for the storage contracts are recognized over the contract period. Storage is typically for a period of 1, 20, or 25 years or lifetime. Lifetime storage is recognized over a certain period that is based on the life expectancy estimate from Social Security data. For cord blood processing, customers pay the processing fee in full at the point of sale. The processing fee is non-refundable unless the cord blood is non-viable for storage. For storage, customers are required to pay the storage fees in full upfront. Storage fees are refundable to the customer on a pro-rated basis if the contract is canceled.

Disaggregation of revenue
In the following table, revenue is disaggregated by primary geographical market, end-markets and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Reportable Segments
	April 1, 2018
	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$157,494	$88,534	$246,028
Europe	119,373	67,712	187,085
Asia	119,658	91,201	210,859
	$396,525	$247,447	$643,972

Primary end-markets
Diagnostics	$—	$247,447	$247,447
Life sciences	219,710	—	219,710
Applied markets	176,815	—	176,815
	$396,525	$247,447	$643,972

Timing of revenue recognition
Products and services transferred at a point in time	$270,773	$226,468	$497,241
Services transferred over time	125,752	20,979	146,731
	$396,525	$247,447	$643,972

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contracts assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balance of contract assets as of April 1, 2018 and as of the date of adoption of ASC 606 were $29.4 million and $22.7 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the three months ended April 1, 2018 was $17.3 million. The increases in unbilled receivables during the three months ended April 1, 2018 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $24.0 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of April 1, 2018 and as of the date of adoption of ASC 606 were $33.2 million and $29.0 million, respectively. The increases in contract liabilities during the three months ended April 1, 2018 due to cash received, excluding amounts recognized as revenue during the period, amounted to $23.6 million. The amount of revenue recognized during the three months ended April 1, 2018 that was included in the contract liability balance at the beginning of the period was $19.4 million.
Contract costs: The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the period and are included in other current and long-term assets on the condensed consolidated balance sheet. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the Company's internal sales force compensation program, as the Company determined that annual compensation is commensurate with annual sales activities.

Transaction price allocated to the remaining performance obligations
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The estimated revenue expected to be recognized beyond one year in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the period are not material to the Company. Remaining performance obligations primarily include noncancelable purchase orders and noncancelable software subscriptions and cloud service contracts.

Note 3: Changes in Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606"), with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.
The Company applied ASC 606 using the modified retrospective method only to contracts that are not completed contracts as of January 1, 2018, and the cumulative effect of initially applying ASC 606 is recognized as an adjustment to the beginning retained earnings. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The details of the significant changes and quantitative impact of the changes are disclosed below.
A. Sales of software subscriptions or sales of licenses and maintenance in bundled arrangements
The Company previously recognized revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the undelivered items in the arrangement have value to the customer on a stand-alone basis and vendor-specific objective evidence ("VSOE") of fair value can be determined. If VSOE of fair value for the undelivered elements cannot be established, the Company deferred all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the undelivered element is maintenance, then the Company recognized the entire fee ratably over the maintenance period. Under ASC 606, the total consideration in the contract is allocated to all products and services based on their stand-alone selling prices. The stand-alone selling prices are determined based on the list prices at which the Company sells the software license, software subscription, maintenance and/or consulting services. Accordingly, the Company now recognizes higher license revenue upfront and less service revenue over time.

B. Sales of instruments
The Company previously recognized revenue from sale of instruments when persuasive evidence of an arrangement existed, delivery had occurred, the price to the buyer was fixed or determinable, and collectability was reasonably assured. For certain sales of instruments that included customer-specified acceptance criteria, the Company previously recognized revenue after the acceptance criteria had been met. Under ASC 606, revenue is recognized when the Company satisfies a performance obligation by transferring control of the product to a customer. Accordingly, the Company now recognizes product revenue upon delivery or when title has transferred to the customer, as the Company believes acceptance is perfunctory.
C. Sales commissions
The Company previously recognized commission fees related to sales of products and services as selling expenses when they were incurred. Under ASC 606, the Company capitalizes those commission fees as costs of obtaining a contract, when they are incremental and, if they are expected to be recovered, the Company amortizes them consistently with the pattern of transfer of the product or service to which the asset relates. If the expected amortization period is one year or less, the commission fee is expensed when incurred.

D. Impacts on financial statements
The following tables summarize the impacts of ASC 606 adoption on the Company's condensed consolidated financial statements for the first quarter ended April 1, 2018.
Consolidated Balance Sheet

	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Cash and cash equivalents	$180,800	$—	$180,800
Accounts receivable, net	575,740	(7,937)	567,803
Inventories	374,808	4,442	379,250
Other current assets	102,656	(1,057)	101,599
Property, plant and equipment, net	307,234	—	307,234
Intangible assets, net	1,334,566	—	1,334,566
Goodwill	2,997,851	—	2,997,851
Other assets, net	252,531	—	252,531
Total assets	$6,126,186	$(4,552)	$6,121,634
Current portion of long-term debt	$217,751	$—	$217,751
Accounts payable	215,404	—	215,404
Accrued restructuring and contract termination charges	12,445	—	12,445
Accrued expenses and other current liabilities	478,230	12,466	490,696
Current liabilities of discontinued operations	2,154	—	2,154
Long-term debt	1,859,698	—	1,859,698
Long-term liabilities	785,252	—	785,252
Total liabilities	3,570,934	12,466	3,583,400
Commitments and contingencies
Preferred stock	—	—	—
Common stock	110,620	—	110,620
Capital in excess of par value	65,658	—	65,658
Retained earnings	2,406,952	(17,018)	2,389,934
Accumulated other comprehensive loss	(27,978)	—	(27,978)
Total stockholders’ equity	2,555,252	(17,018)	2,538,234
Total liabilities and stockholders’ equity	$6,126,186	$(4,552)	$6,121,634

Consolidated Statement of Operations

	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Product revenue	$447,608	$(13,186)	$434,422
Service revenue	196,364	—	196,364
Total revenue	643,972	(13,186)	630,786
Cost of product revenue	220,256	(4,116)	216,140
Cost of service revenue	131,494	—	131,494
Total cost of revenue	351,750	(4,116)	347,634
Selling, general and administrative expenses	199,725	179	199,904
Research and development expenses	45,984	—	45,984
Restructuring and contract termination charges, net	6,578	—	6,578
Operating income from continuing operations	39,935	(9,249)	30,686
Interest and other expense, net	11,430	—	11,430
Income from continuing operations before income taxes	28,505	(9,249)	19,256
Provision for income taxes	2,470	(2,440)	30
Income from continuing operations	26,035	(6,809)	19,226
Provision for income taxes on discontinued operations and dispositions	11	—	11
Loss from discontinued operations and dispositions	(11)	—	(11)
Net income	$26,024	$(6,809)	$19,215

The adoption of ASC 606 increased comprehensive income by $6.8 million in the Company's condensed consolidated statement of comprehensive income as of and for the three months ended April 1, 2018. The adoption of ASC 606 had no impact on cash from or used in operating, investing, or financing activities in the Company's condensed consolidated statement of cash flows as of and for the three months ended April 1, 2018.

Note 4: Business Combinations

Acquisitions in fiscal year 2017
Acquisition of EUROIMMUN Medizinische Labordiagnostika AG. During fiscal year 2017, the Company completed the acquisition of 99.98% of the outstanding stock of EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”) for aggregate consideration of €1.2 billion (equivalent to $1.4 billion at December 19, 2017, the time of closing). The purchase price was funded by borrowings from the Company's senior unsecured revolving credit facility and senior unsecured term loan credit facility of $710.0 million and $200.0 million, respectively, and available cash on hand of $503.8 million. EUROIMMUN is based in Lübeck, Germany, has approximately 2,400 employees, and is recognized as a global leader in autoimmune testing and an emerging force in infectious disease and allergy testing. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisition, the Company recorded goodwill of $590.6 million, which is not tax deductible, and intangible assets of $897.4 million. The Company has reported the operations for this acquisition within the results of the Company's Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of this acquisition had a weighted average amortization period of 16.1 years.
Other acquisitions in 2017. During fiscal year 2017, the Company also completed the acquisition of two other businesses for aggregate consideration of $142.0 million. The acquired businesses were Tulip Diagnostics Private Limited (“Tulip”), which was acquired for total consideration of $127.3 million in cash and one other business acquired for total consideration of $14.7 million in cash. At the time of closing, the Company had a potential obligation to pay the former shareholders of Tulip up to INR1.6 billion, equivalent to $25.2 million, in additional consideration over a two year period that is accounted for as compensation expense in the Company's financial statements over a two year period and is excluded from the purchase price allocation shown below. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations of Tulip within the results of the Company's Diagnostics segment and the other acquired business within the results of the Company's Discovery & Analytical Solutions segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.8 years.
During the first quarter of fiscal year 2018, the Company paid the former shareholders of Tulip a portion of the additional consideration amounting to INR716.3 million (equivalent to $11.3 million). As of April 1, 2018, the Company may have to pay the former shareholders of Tulip additional consideration of up to INR803.6 million (currently equivalent to $12.3 million) in the first quarter of fiscal year 2019.
The total purchase price for the acquisitions in fiscal year 2017 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	EUROIMMUN	Other Acquisitions
	(In thousands)
Fair value of business combination:
Cash payments	$1,413,780	$140,861
Other liability	—	1,273
Working capital and other adjustments	—	(93)
Less: cash acquired	(25,018)	(2,439)
Total	$1,388,762	$139,602
Identifiable assets acquired and liabilities assumed:
Current assets	$121,174	$16,268
Property, plant and equipment	129,964	11,356
Other assets	49,944	1,691
Identifiable intangible assets:
Core technology	160,000	12,400
Trade names	36,000	3,000
Customer relationships	700,000	43,700
In-process research and development ("IPR&D")	1,400	—
Goodwill	590,558	75,250
Deferred taxes	(250,453)	(15,735)
Liabilities assumed	(88,468)	(8,328)
Debt assumed	(61,357)	—
Total	$1,388,762	$139,602

EUROIMMUN's revenue and net loss for the period from the acquisition date to December 31, 2017 were $13.5 million and $1.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and EUROIMMUN as if the acquisition of EUROIMMUN had been completed at the beginning of fiscal year 2016:

Three Months Ended April 2, 2017
(In thousands, except per share data)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$585,636
Income from continuing operations	25,597
Basic earnings per share:
Income from continuing operations	$0.23
Diluted earnings per share:
Income from continuing operations	$0.23

The unaudited pro forma information for first quarter of fiscal year 2017 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on debt obtained to finance the transaction and increased amortization for the fair value of acquired intangible assets.
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
During the first quarter of fiscal year 2018, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocation. Based on this information, for the EUROIMMUN acquisition, the Company recognized an increase in liabilities assumed of $0.8 million, a decrease in deferred tax liabilities of $25.0 million, and a decrease in goodwill of $24.2 million during the first quarter of fiscal year 2018. For the other acquisitions in 2017, the Company recognized a decrease in liabilities assumed of $0.4 million, an increase in deferred tax liabilities of $0.3 million, a decrease of $0.1 million for the working capital adjustment and a decrease in goodwill of $0.2 million during the first quarter of fiscal year 2018.
As of April 1, 2018, the Company may have to pay contingent consideration related to an acquisition with an open contingency period of up to $83.0 million. As of April 1, 2018, the Company has recorded contingent consideration obligations with an estimated fair value of $65.4 million, of which $52.3 million was recorded in accrued expenses and other current liabilities, and $13.1 million was recorded in long-term liabilities. As of December 31, 2017, the Company had recorded contingent consideration obligations with an estimated fair value of $65.3 million, of which $52.2 million was recorded in accrued expenses and other current liabilities, and $13.1 million was recorded in long-term liabilities. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition and divestiture activities for the three months ended April 1, 2018 and April 2, 2017 were $2.3 million and $2.6 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 5: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of April 1, 2018 and December 31, 2017.
On May 1, 2017 (the "Varex Closing Date"), the Company completed the sale of its Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between the Company and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Varex Closing Date, the Company received consideration of approximately $277.4 million for the sale of the Medical Imaging business. During fiscal year 2017, the Company paid Varex $4.2 million to settle a post-closing working capital adjustment. During fiscal year 2017, the Company recorded a pre-tax gain of $179.6 million and income tax expense of $43.1 million related to the sale of the Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in the condensed consolidated balance sheet, and the Company expects to utilize tax attributes to minimize the tax liability.
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
The summary pre-tax operating results of the discontinued operations, were as follows for the three months ended:

	April 1, 2018	April 2, 2017
	(In thousands)
Revenue	$—	$36,094
Cost of revenue	—	24,795
Selling, general and administrative expenses	—	3,943
Research and development expenses	—	3,597
Income from discontinued operations before income taxes	$—	$3,759

Note 6: Restructuring and Contract Termination Charges, Net
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
The Company implemented a restructuring plan in the first quarter of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan"). The Company implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan and "Q3 2017 Plan", respectively). The Company implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2017 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2018 and 2017 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2018 Plan	47	$5,096	$902	$—	$—	$5,998	Q2 FY2019	—
Q4 2017 Plan	29	1,680	255	—	—	1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,321	1,021	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q2 FY2018	Q2 FY2018
The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.2 million during the three months ended April 1, 2018 in the Discovery & Analytical Solutions segment.
At April 1, 2018, the Company had $17.2 million recorded for accrued restructuring and contract termination charges, of which $12.4 million was recorded in short-term accrued restructuring and contract termination charges, $1.9 million was recorded in long-term liabilities, and $2.9 million was recorded in other reserves. At December 31, 2017, the Company had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring and contract termination charges, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended April 1, 2018:

	Balance at December 31, 2017	2018 Charges	2018 Changes in Estimates, Net	2018 Amounts Paid	Balance at April 1, 2018
	(In thousands)
Severance:
Q1 2018 Plan	$—	$5,998	$—	$(645)	$5,353
Q4 2017 Plan	1,919	$—	—	(611)	1,308
Q3 2017 Plan	2,072	$—	—	(626)	1,446
Q1 2017 Plan	2,498	$—	—	(909)	1,589

Facility:
Q1 2017 Plan	33	—	—	(13)	20

Previous Plans	4,399	—	353	(509)	4,243
Restructuring	10,921	5,998	353	(3,313)	13,959
Contract Termination	3,048	—	227	—	3,275
Total Restructuring and Contract Termination	$13,969	$5,998	$580	$(3,313)	$17,234

Note 7: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Interest income	$(265)	$(220)
Interest expense	17,650	10,864
Other income, net	(5,955)	(816)
Total interest and other expense, net	$11,430	$9,828
During the three months ended April 1, 2018 and April 2, 2017, foreign currency transaction gains were $26.0 million and $1.4 million, respectively. Net losses from forward currency hedge contracts were $22.6 million and $2.4 million for the three months ended April 1, 2018 and April 2, 2017, respectively. The other components of net periodic pension credit were $2.5 million and $1.8 million for the three months ended April 1, 2018 and April 2, 2017, respectively. These amounts were included in other income, net.

Note 8: Inventories

Inventories as of April 1, 2018 and December 31, 2017 consisted of the following:

	April 1, 2018	December 31, 2017
	(In thousands)
Raw materials	$132,640	$122,100
Work in progress	20,469	18,452
Finished goods	221,699	211,123
Total inventories	$374,808	$351,675

Note 9: Income Taxes

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
The total provision for income taxes included in the condensed consolidated statement of operations consisted of the following:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Continuing operations	$2,470	$3,921
Discontinued operations	11	1,218
Total	$2,481	$5,139
At April 1, 2018, the Company had gross tax effected unrecognized tax benefits of $30.7 million, of which $29.0 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $5.2 million of its uncertain tax positions at April 1, 2018, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first three months of fiscal years 2018 and 2017, the Company recorded net discrete income tax benefits of $1.4 million and $2.5 million, respectively. The discrete tax benefits in the first three months of fiscal year 2018 and fiscal year 2017 include recognition of excess tax benefits on stock compensation of $1.9 million and $1.1 million, respectively.
On December 22, 2017, the President of the United States signed the Tax Act, which makes broad and complex changes to the U.S. Internal Revenue Code. Changes include, but are not limited to: (1) the lowering of the U.S. corporate tax rate from 35% to 21%; (2) the transition of U.S. international taxation from a worldwide tax system to a modified territorial system with a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017; (3) a new provision designed to tax global intangible low-taxed income (GILTI); (4) the creation of the base erosion anti-abuse tax (BEAT), which is effectively a new minimum tax; (5) the deduction for foreign-derived intangible income (FDII); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; and (8) limitations on the deductibility of certain executive compensation.
The Company is applying the guidance in ASU 2018-05 (see Note 1, Basis of Presentation) when accounting for the enactment date effects of the Tax Act. At April 1, 2018, the Company has not completed the accounting for all of the tax effects of the Tax Act; however, it has made a reasonable estimate of their effects based on currently available information. As described below, the Company has made changes to certain aspects of the provision for the Tax Act. Management will continue to refine the calculations as additional guidance is available. These estimates may be affected as additional clarification and implementation guidance becomes available. These changes could be material to income tax expense.
Remeasurement: The Company remeasured its future tax benefits and liabilities at the enacted tax rate of 21% and provided a provisional amount of $21.5 million during fiscal year 2017. During the three months ended April 1, 2018, the Company recognized an additional tax expense of $1.5 million for the remeasurement of certain future tax benefits and included these adjustments as a component of provision for income tax from continuing operations.
One-Time Transition Tax: The Tax Act requires the Company to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries. Based on available information, the Company estimated the tax on the deemed repatriation of foreign earnings and has recorded a tax expense of $85.0 million in continuing operations at December 31, 2017. As the Company continues to refine the earnings and profit analysis and the calculations of the one-time transition tax, the measurement of this liability could be affected. As of April 1, 2018, no changes have been made to the Company’s provisional liability associated with the one-time transition tax.
GILTI, FDII, and other provisions: For fiscal year beginning in 2018, the Company is subject to several provisions of the Tax Act including computations under GILTI, FDII, and other provisions. Management has made a reasonable estimate of the impact of each provision of the Tax Act on our effective tax rate for the three months ended April 1, 2018. Management will continue to refine the provisional estimates for the computations of the GILTI, FDII, and other provisions as additional clarification and implementation guidance becomes available.
Under U.S. GAAP, the Company is allowed to make an accounting policy on GILTI. The choice is either to (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”), or (2) factor such amounts into the measurement of deferred taxes (the “deferred method”). At April 1, 2018, the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI, thus, the Company has not recorded any potential deferred tax effects related to the GILTI in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method.

Note 10: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of April 1, 2018, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of April 1, 2018, the Company had $306.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of April 1, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of April 1, 2018 was 1.85%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.95%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of April 1, 2018. As of April 1, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $682.0 million, and $3.1 million of unamortized debt issuance costs. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
Senior Unsecured Term Loan Credit Facility. The Company entered into a senior unsecured term loan credit facility on August 11, 2017 that provides for $200.0 million of term loans and has an initial maturity of twelve months from December 19, 2017, the date of the initial draw. The Company utilized the senior unsecured term loan facility for the acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility are based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of April 1, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of April 1, 2018 was 1.81%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.91%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of April 1, 2018. The senior unsecured term loan credit facility had outstanding borrowings of $200.0 million as of April 1, 2018 and December 31, 2017, and a maturity date of December 18, 2018. The credit agreement for the facility contains affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in the senior unsecured revolving credit facility. In April 2018, the Company paid in full the outstanding balance of the Company’s senior unsecured term loan credit facility, from the proceeds of the 0.6% senior unsecured notes due in 2021 that was issued in April 2018.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of April 1, 2018, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.3 million of unamortized original issue discount and $2.1 million of unamortized debt issuance costs. As of December 31, 2017, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require the Company to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of April 1, 2018, the 2026 Notes had an aggregate carrying value of $607.4 million, net of $4.7 million of unamortized original issue discount and $4.2 million of unamortized debt issuance costs. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs.

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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of the Company’s senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for the Company's acquisition of EUROIMMUM, which closed in December 19, 2017. Prior to the maturity date of the April 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $56.0 million (or €45.5 million) and $57.2 million (or €47.6 million) as of April 1, 2018 and December 31, 2017, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. The bank loans in the aggregate amount of $43.3 million bear fixed interest rates between 1.1% and 7.9% and bank loans in the aggregate amount of $12.7 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. An aggregate amount of $15.1 million of the bank loans are secured by mortgages on real property and the remaining $40.9 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company has other unsecured revolving credit facilities and a secured bank loan in the amount of $2.6 million and $0.3 million, respectively, as of April 1, 2018. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 1.95% and will mature in 2018. The secured bank loan of $0.3 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At April 1, 2018, the Company had $35.6 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.2 million was recorded as long-term debt. At December 31, 2017, the Company had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Note 11: Earnings Per Share

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

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Number of common shares—basic	110,296	109,468
Effect of dilutive securities:
Stock options	861	602
Restricted stock awards	173	134
Number of common shares—diluted	111,330	110,204
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	332	659
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 12: Industry Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2017 Form 10-K.

The principal products and services of the Company's two operating segments are:

•	Discovery & Analytical Solutions. Provides products and services targeted towards the life sciences and applied markets.

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$237,695	$215,160
Service revenue	158,830	146,600
Total revenue	396,525	361,760
Operating income from continuing operations	36,197	30,222
Diagnostics
Product revenue	209,913	118,554
Service revenue	37,534	33,801
Total revenue	247,447	152,355
Operating income from continuing operations	18,394	32,716
Corporate
Operating loss from continuing operations	(14,656)	(13,127)
Continuing Operations
Product revenue	447,608	333,714
Service revenue	196,364	180,401
Total revenue	643,972	514,115
Operating income from continuing operations	39,935	49,811
Interest and other expense, net (see Note 7)	11,430	9,828
Income from continuing operations before income taxes	$28,505	$39,983

Note 13: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	April 1, 2018	December 31, 2017
	(In thousands)
Foreign currency translation adjustments	$(28,083)	$(46,582)
Unrecognized prior service costs, net of income taxes	322	322
Unrealized net losses on securities, net of income taxes	(217)	(258)
Accumulated other comprehensive loss	$(27,978)	$(46,518)

Stock Repurchases:
On July 27, 2016, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by the Board, and may be suspended or discontinued at any time. During the three months ended April 1, 2018, the Company had no stock repurchases under the Repurchase Program. As of April 1, 2018, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended April 1, 2018, the Company repurchased 58,449 shares of common stock for this purpose at an aggregate cost of $4.6 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2018 and in each quarter of fiscal year 2017. At April 1, 2018, the Company has accrued $7.7 million for dividends declared on January 25, 2018 for the first quarter of fiscal year 2018 that will be payable on May 10, 2018. On April 26, 2018, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2018 that will be payable on August 10, 2018. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 14: Stock Plans

In addition to the Company's Employee Stock Purchase Plan, the Company utilizes one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company's common stock are authorized for stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards as part of the Company’s compensation programs. In addition to shares of the Company’s common stock originally authorized for issuance under the 2009 Plan, the 2009 Plan includes shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were canceled or forfeited without the shares being issued.
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Cost of revenue	$305	$260
Research and development expenses	308	327
Selling, general and administrative expenses	4,719	4,339
Total stock-based compensation expense	$5,332	$4,926
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $3.1 million and $2.9 million for the three months ended April 1, 2018 and April 2, 2017, respectively. Stock-based compensation costs capitalized as part of inventory was $0.4 million and $0.3 million as of April 1, 2018 and April 2, 2017, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Risk-free interest rate	2.6%	1.9%
Expected dividend yield	0.4%	0.5%
Expected term	5 years	5 years
Expected stock volatility	20.7%	22.4%

The following table summarizes stock option activity for the three months ended April 1, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2017	2,154	$42.77
Granted	325	77.77
Exercised	(173)	43.20
Outstanding at April 1, 2018	2,306	$47.67	4.2	$64.7
Exercisable at April 1, 2018	1,482	$40.02	3.1	$52.9
The weighted-average per-share grant-date fair value of options granted during the three months ended April 1, 2018 and April 2, 2017 was $17.50 and $11.72, respectively. The total intrinsic value of options exercised during the three months ended April 1, 2018 and April 2, 2017 was $5.7 million and $3.0 million, respectively. Cash received from option exercises for the three months ended April 1, 2018 and April 2, 2017 was $7.5 million and $4.6 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.2 million each for the three months ended April 1, 2018 and April 2, 2017, respectively.
There was $10.4 million of total unrecognized compensation cost related to nonvested stock options granted as of April 1, 2018. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 1, 2018:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 31, 2017	496	$50.30
Granted	151	75.90
Vested	(169)	48.76
Forfeited	(5)	53.19
Nonvested at April 1, 2018	473	$59.01
The fair value of restricted stock awards vested during the three months ended April 1, 2018 and April 2, 2017 was $8.2 million and $7.8 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.4 million for the three months ended April 1, 2018, and $2.5 million for the three months ended April 2, 2017.
As of April 1, 2018, there was $21.8 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 35,133 and 54,337 performance restricted stock units during the three months ended April 1, 2018 and April 2, 2017, respectively, that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the three months ended April 1, 2018 and April 2, 2017 was $81.05 and $52.78, respectively. During the three months ended April 1, 2018 and April 2, 2017, no performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $0.4 million and $0.2 million for the three months ended April 1, 2018 and April 2, 2017, respectively. As of April 1, 2018, there were 89,470 performance restricted stock units outstanding.
Performance Units: As part of the Company's executive compensation program, the Company granted 33,281 and 49,845 performance units during the three months ended April 1, 2018 and April 2, 2017, respectively. The weighted-average per-share grant-date fair value of performance units granted during the three months ended April 1, 2018 and April 2, 2017 was $75.72 and $52.69, respectively. During the three months ended April 1, 2018 and April 2, 2017, no performance units were forfeited.

The total compensation expense recognized related to performance units was $1.3 million and $1.1 million for the three months ended April 1, 2018 and April 2, 2017, respectively. As of April 1, 2018, there were 197,762 performance units outstanding and subject to forfeiture, with a corresponding liability of $7.6 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the three months ended April 1, 2018 and April 2, 2017, the Company did not grant any stock awards.
Employee Stock Purchase Plan: During the three months ended April 1, 2018 and April 2, 2017, the Company did not issue shares of common stock under the Company's Employee Stock Purchase Plan. At April 1, 2018, an aggregate of 0.9 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 15: Goodwill and Intangible Assets, Net

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 1, 2018, its annual impairment testing date for fiscal year 2018. The Company concluded that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for the Company's Informatics reporting unit which had a fair value that was less than 20% but more than 10% of its carrying value. The range of the long-term terminal growth rates for the Company’s reporting units was 3.0% to 5.00% for the fiscal year 2018 impairment analysis. The range for the discount rates for the reporting units was 9.0% to 15.0%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for the Informatics reporting unit, would still allow the Company to conclude that there was no impairment of goodwill. As of January 1, 2018, the Company's Informatics reporting unit, which had a goodwill balance of $217.2 million, was at increased risk of an impairment charge given its ongoing weakness due to a highly competitive industry. Despite the increased risk associated with this reporting unit, the Company does not currently expect a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge.
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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2018, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2018.

The changes in the carrying amount of goodwill for the three months ended April 1, 2018 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 31, 2017	$1,344,235	$1,657,963	$3,002,198
Foreign currency translation	8,980	11,077	20,057
Acquisitions and other	(93)	(24,311)	(24,404)
Balance at April 1, 2018	$1,353,122	$1,644,729	$2,997,851
Identifiable intangible asset balances at April 1, 2018 and December 31, 2017 by category were as follows:

	April 1, 2018	December 31, 2017
	(In thousands)
Patents	$39,976	$39,959
Less: Accumulated amortization	(35,754)	(35,085)
Net patents	4,222	4,874
Trade names and trademarks	81,816	80,974
Less: Accumulated amortization	(30,095)	(28,250)
Net trade names and trademarks	51,721	52,724
Licenses	51,807	53,300
Less: Accumulated amortization	(43,361)	(42,635)
Net licenses	8,446	10,665
Core technology	476,986	471,740
Less: Accumulated amortization	(256,603)	(244,916)
Net core technology	220,383	226,824
Customer relationships	1,161,205	1,141,511
Less: Accumulated amortization	(262,946)	(242,840)
Net customer relationships	898,259	898,671
IPR&D	86,699	88,025
Less: Accumulated amortization	(5,748)	(5,427)
Net IPR&D	80,951	82,598
Net amortizable intangible assets	1,263,982	1,276,356
Non-amortizing intangible assets:
Trade name	70,584	70,584
Total	$1,334,566	$1,346,940
Total amortization expense related to definite-lived intangible assets was $32.9 million and $17.0 million for the three months ended April 1, 2018 and April 2, 2017, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $102.6 million for the remainder of fiscal year 2018, $148.3 million for fiscal year 2019, $151.0 million for fiscal year 2020, $135.6 million for fiscal year 2021, and $123.1 million for fiscal year 2022.

Note 16: Warranty Reserves

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

A summary of warranty reserve activity for the three months ended April 1, 2018 and April 2, 2017 is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Balance at beginning of period	$9,050	$9,012
Provision charged to income	3,170	2,989
Payments	(3,477)	(3,725)
Adjustments to previously provided warranties, net	(110)	539
Foreign currency translation and acquisitions	153	122
Balance at end of period	$8,786	$8,937

Note 17: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans for the three months ended April 1, 2018 and April 2, 2017:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(In thousands)
Service and administrative costs	$1,756	$1,214	$27	$23
Interest cost	4,104	4,127	30	31
Expected return on plan assets	(7,346)	(6,500)	(314)	(279)
Amortization of prior service costs	(41)	(47)	—	—
Net periodic pension credit	$(1,527)	$(1,206)	$(257)	$(225)
During the three months ended April 1, 2018 and April 2, 2017, the Company contributed $2.2 million and $2.0 million, respectively, in the aggregate, to pension plans outside of the United States. During the three months ended April 1, 2018, the Company contributed $15.0 million to its defined benefit pension plan in the United States for the plan year 2017.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2017 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions. As discussed in Note 1, Basis of Presentation, the Company adopted ASU 2017-17 on January 1, 2018. Actuarial gains and losses are now recognized in the line item "Interest and other expense, net" in the condensed consolidated statement of operations. Actuarial gains and losses were presented within operating income prior to the adoption. As such, prior year amounts, including other components of periodic pension cost, have been reclassified to "Interest and other expense, net" in the condensed consolidated statement of operations due to the retrospective adoption of ASU 2017-07.

Note 18: Derivatives and Hedging Activities

The Company uses derivative instruments as part of its risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties. The Company does not enter into derivative contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments. Approximately 70% of the Company’s business is conducted outside of the United States, generally in foreign currencies. As a result, fluctuations in foreign currency exchange rates can increase the costs of financing, investing and operating the business.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $165.6 million, $212.1 million and $131.7 million at April 1, 2018, December 31, 2017 and April 2, 2017, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 1, 2018 and April 2, 2017.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €100.4 million and combined U.S. Dollar notional amounts of $629.0 million as of April 1, 2018, combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, and combined Euro notional amounts of €19.7 million and combined U.S. Dollar notional amounts of $125.1 million as of April 2, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 1, 2018 and April 2, 2017. The Company paid $36.2 million and $1.6 million during the three months ended April 1, 2018 and April 2, 2017, respectively, from the settlement of these hedges. In April 2018, the Company settled certain of these forward exchange contracts, resulting in outstanding forward exchange contracts with Euro notional amounts of €16.9 million and combined U.S. Dollar notional amounts of $35.8 million as of April 27, 2018.
During fiscal year 2016, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. In January 2018, the Company removed the hedging relationship of its 2026 Notes and investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. The translation adjustment of the 2026 Notes recognized in interest and other expense, net in the condensed consolidated statement of operations was $17.5 million for the three months ended April 1, 2018.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 19: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of April 1, 2018.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 1, 2018. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 1, 2018 and December 31, 2017 classified in one of the three classifications described above:

		Fair Value Measurements at April 1, 2018 Using:
	Total Carrying Value at April 1, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,369	$2,369	$—	$—
Foreign exchange derivative assets	5,619	—	5,619	—
Foreign exchange derivative liabilities	(624)	—	(624)	—
Contingent consideration	(65,445)	—	—	(65,445)

		Fair Value Measurements at December 31, 2017 Using:
	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,208	$2,208	$—	$—
Foreign exchange derivative assets	1,431	—	1,431	—
Foreign exchange derivative liabilities	(23,638)	—	(23,638)	—
Contingent consideration	(65,328)	—	—	(65,328)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 1, 2018 and December 31, 2017, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the first quarter of fiscal year 2018, the Company updated the fair value of the contingent consideration and recorded a liability of $65.4 million as of April 1, 2018. The key assumptions used to determine the fair value of the contingent consideration as of April 1, 2018 included projected milestone dates of 2018 to 2019, discount rates ranging from 2.9% to 8.8%, conditional probabilities of success of each individual milestone ranging from 90% to 95% and cumulative probabilities of success for each individual milestone ranging from 65.8% to 95%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of April 1, 2018, the Company may have to pay contingent consideration related to an acquisition with open contingency period of up to $83.0 million. The expected maximum earnout period for the acquisition with an open contingency period does not exceed 1.5 years from April 1, 2018, and the remaining weighted average expected earnout period at April 1, 2018 was 0.7 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Balance at beginning of period	$(65,328)	$(63,201)
Amounts paid and foreign currency translation	—	34
Change in fair value (included within selling, general and administrative expenses)	(117)	(811)
Balance at end of period	$(65,445)	$(63,978)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of April 1, 2018, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $678.9 million, net of $3.1 million of unamortized debt issuance costs. As of December 31, 2017, the Company’s senior unsecured revolving credit facility had a carrying value of $621.7 million, net of $3.3 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2018. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of April 1, 2018 and December 31, 2017, the Company’s senior unsecured term loan credit facility, which provides for $200.0 million of term loans, had a carrying value of $200.0 million. The interest rate on the Company’s senior unsecured term loan credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2018. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's November 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $496.6 million, net of $1.3 million of unamortized original issue discount and $2.1 million of unamortized debt issuance costs as of April 1, 2018. The November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 31, 2017. The November 2021 Notes had a fair value of $525.2 million and $536.6 million as of April 1, 2018 and December 31, 2017, respectively. The fair value of the November 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.

The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $607.4 million, net of $4.7 million of unamortized original issue discount and $4.2 million of unamortized debt issuance costs as of April 1, 2018. The 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs as of December 31, 2017. The 2026 Notes had a fair value of €508.0 million and €508.9 million as of April 1, 2018 and December 31, 2017, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $35.6 million and $35.9 million as of April 1, 2018 and December 31, 2017, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of April 1, 2018, the November 2021 Notes, 2026 Notes and financing lease obligations were classified as Level 2.
The Company’s other debt facilities that were assumed from the EUROIMMUN acquisition had an aggregate carrying value of $58.9 million and $60.2 million as of April 1, 2018 and December 31, 2017, respectively. The bank loans in the aggregate amount of $46.2 million bear fixed interest rates between 0.05% and 7.9% and bank loans in the aggregate amount of $12.7 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. The Company had no change in credit standing during the first three months of fiscal year 2018. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of April 1, 2018, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 20: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.3 million and $9.4 million as of April 1, 2018 and December 31, 2017, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 1, 2018 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview
We are a leading provider of products, services and solutions for the diagnostics, life sciences and applied markets. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
The principal products and services of our two operating segments are:

•	Discovery & Analytical Solutions. Provides products and services targeted towards the life sciences and applied markets.

•
Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, emerging market diagnostics and applied genomics markets. The Diagnostics segment serves the diagnostics market.

Overview of the First Quarter of Fiscal Year 2018
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 30, 2018 ("fiscal year 2018") will include 52 weeks, and the fiscal year ended December 31, 2017 ("fiscal year 2017") included 52 weeks.
Our overall revenue in the first quarter of fiscal year 2018 was $644.0 million and increased $129.9 million, or 25%, as compared to the first quarter of fiscal year 2017, reflecting an increase of $34.8 million, or 10%, in our Discovery & Analytical Solutions segment revenue and an increase of $95.1 million, or 62%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the first quarter of fiscal year 2018 was primarily due to an increase in our life sciences market revenue, primarily driven by increased demand for our OneSource business and a strong performance in our Informatics business, and an increase in our applied markets revenue, primarily driven by growth in our environmental business. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2018 was primarily due to strong performance of our newborn, maternal fetal health and infectious disease screening solutions. EUROIMMUN contributed $82.0 million in revenues during the first three months of fiscal year 2018.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017. During the first quarter of fiscal year 2018, in our life sciences market, we experienced increased demand for our OneSource laboratory service business, which offers services designed to enable our customers to increase efficiencies and production time while reducing maintenance costs, all of which continue to be critical for them and a strong performance of our Informatics business, as well as strong drug discovery sales in high-content screening. In addition, revenue increased in our applied markets primarily in our environmental business, driven by solid GC and ICP-MS sales.
In our Diagnostics segment, we experienced growth from continued expansion in our newborn, maternal fetal health and infectious disease screening businesses, particularly in the emerging markets, such as China and India, and Europe.
Our consolidated gross margins decreased 126 basis points in the first quarter of fiscal year 2018, as compared to the first quarter of fiscal year 2017, primarily due to unfavorable shift in product mix partially offset by benefits from our initiatives to improve our supply chain. Our consolidated operating margins decreased 349 basis points in the first quarter of fiscal year 2018, as compared to the first quarter of fiscal year 2017, primarily due to increased costs related to investments in new product development, which were partially offset by lower costs as a result of our cost containment and productivity initiatives.

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
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") as of January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed in Note 3, Changes in Accounting Policies, in the Notes to Condensed Consolidated Financial Statements. For a more detailed discussion of our critical accounting policies and estimates, other than the changes in revenue recognition, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the three months ended April 1, 2018, other than the changes in revenue recognition mentioned above.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 1, 2018 was $644.0 million, as compared to $514.1 million for the three months ended April 2, 2017, an increase of $129.9 million, or 25%, which includes an approximate 14% increase in revenue attributable to acquisitions and divestitures and a 5% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 1, 2018 as compared to the three months ended April 2, 2017 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $396.5 million for the three months ended April 1, 2018, as compared to $361.8 million for the three months ended April 2, 2017, an increase of $34.8 million, or 10%, primarily due to an increase of $22.8 million from our life sciences market revenue and an increase of $11.9 million from our applied markets revenue. Our Diagnostics segment revenue was $247.4 million for the three months ended April 1, 2018, as compared to $152.4 million for the three months ended April 2, 2017, an increase of $95.1 million, or 62%, due to continued expansion in our newborn, maternal fetal health and infectious disease screening solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended April 1, 2018 and April 2, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended April 1, 2018 was $351.8 million, as compared to $274.4 million for the three months ended April 2, 2017, an increase of $77.4 million, or 28%. As a percentage of revenue, cost of revenue increased to 54.6% for the three months ended April 1, 2018, from 53.4% for the three months ended April 2, 2017, resulting in a decrease in gross margin of 126 basis points to 45.4% for the three months ended April 1, 2018, from 46.6% for the three months ended April 2, 2017. Amortization of intangible assets increased and was $11.7 million for the three months ended April 1, 2018, as compared to $7.0 million for the three months ended April 2, 2017. Stock-based compensation expense was $0.3 million for each of the three months ended April 1, 2018 and April 2, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $9.2 million for the three months ended April 1, 2018 as compared to $2.2 million for the three months ended April 2, 2017. In addition to the above items, the overall decrease in gross margin was primarily the result of an unfavorable shift in product mix partially offset by benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 1, 2018 were $199.7 million, as compared to $147.0 million for the three months ended April 2, 2017, an increase of $52.7 million, or 36%. As a percentage of revenue, selling, general and administrative expenses increased and were 31.0% for the three months ended April 1, 2018, as compared to 28.6% for the three months ended April 2, 2017. Amortization of intangible assets increased and was $21.1 million for the three months ended April 1, 2018, as compared to $10.0 million for the three months ended April 2, 2017. Stock-based compensation expense was $4.7 million for the three months ended April 1, 2018 as compared to $4.3 million for the three months ended April 2, 2017. Other purchase accounting adjustments added an incremental expense of $0.1 million for the three months ended April 1, 2018, as compared to $0.8 million for the three months ended April 2, 2017. Acquisition and divestiture-related expenses added an incremental expense of $2.6 million for each of the three months ended April 1, 2018 and April 2, 2017. Legal costs for a particular case were $4.3 million for the three months ended April 1, 2018. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended April 1, 2018 were $46.0 million, as compared to $33.3 million for the three months ended April 2, 2017, an increase of $12.7 million, or 38%. As a percentage of revenue, research and development expenses increased and were 7.1% for the three months ended April 1, 2018, as compared to 6.5% for the three months ended April 2, 2017. Amortization of intangible assets was minimal for each of the three months ended April 1, 2018 and April 2, 2017. Stock-based compensation expense was $0.3 million for each of the three months ended April 1, 2018 and April 2, 2017. The increase in research and development expenses was primarily the result of investments in new product development, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

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

We implemented a restructuring plan in the first quarter of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan"). We implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan and "Q3 2017 Plan", respectively). We implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2017 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2018 and 2017 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2018 Plan	47	$5,096	$902	$—	$—	$5,998	Q2 FY2019	—
Q4 2017 Plan	29	1,680	255	—	—	1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,321	1,021	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q2 FY2018	Q2 FY2018
We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.2 million during the three months ended April 1, 2018 in the Discovery & Analytical Solutions segment.

At April 1, 2018, we had $17.2 million recorded for accrued restructuring and contract termination charges, of which $12.4 million was recorded in short-term accrued restructuring and contract termination charges, $1.9 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. At December 31, 2017, we had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring and contract termination charges, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended April 1, 2018:

	Balance at December 31, 2017	2018 Charges	2018 Changes in Estimates, Net	2018 Amounts Paid	Balance at April 1, 2018
	(In thousands)
Severance:
Q1 2018 Plan	$—	$5,998	$—	$(645)	$5,353
Q4 2017 Plan	1,919	$—	—	(611)	1,308
Q3 2017 Plan	2,072	$—	—	(626)	1,446
Q1 2017 Plan	2,498	$—	—	(909)	1,589

Facility:
Q1 2017 Plan	33	—	—	(13)	20

Previous Plans	4,399	—	353	(509)	4,243
Restructuring	10,921	5,998	353	(3,313)	13,959
Contract Termination	3,048	—	227	—	3,275
Total Restructuring and Contract Termination	$13,969	$5,998	$580	$(3,313)	$17,234

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Interest income	$(265)	$(220)
Interest expense	17,650	10,864
Other income, net	(5,955)	(816)
Total interest and other expense, net	$11,430	$9,828
Interest and other expense, net, for the three months ended April 1, 2018 was an expense of $11.4 million, as compared to an expense of $9.8 million for the three months ended April 2, 2017, an increase of $1.6 million. The increase in interest and other expense, net, for the three months ended April 1, 2018, as compared to the three months ended April 2, 2017, was primarily due to an increase in interest expense by $6.8 million due to higher outstanding bank debt balances related to financing of the EUROIMMUM acquisition. This was partially offset by an increase in other income, net by $5.1 million which consisted primarily of gains and expenses related to foreign currency transactions, translation of non-functional currency assets and liabilities and pension cost adjustment. The other components of net periodic pension credit were $2.5 million and $1.8 million for the three months ended April 1, 2018 and April 2, 2017, respectively. During the three months ended April 1, 2018, we recognized $0.2 million of interest expense and $0.7 million of foreign exchange gain related to acquisitions. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
For the three months ended April 1, 2018, the provision for income taxes from continuing operations was $2.5 million, as compared to $3.9 million for the three months ended April 2, 2017.
On December 22, 2017, the President of the United States signed into law tax reform legislation, known as the Tax Cuts and Jobs Act (the "Tax Act"), which makes broad and complex changes to the U.S. Internal Revenue Code. Changes include, but are not limited to: (1) the lowering of the U.S. corporate tax rate from 35% to 21%; (2) the transition of U.S. international taxation from a worldwide tax system to a modified territorial system with a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017; (3) a new provision designed to tax global intangible low-taxed income (GILTI); (4) the creation of the base erosion anti-abuse tax (BEAT), which is effectively a new minimum tax; (5) the deduction for foreign-derived intangible income (FDII); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; and (8) limitations on the deductibility of certain executive compensation. Based on available information, we have performed a preliminary analysis of the impacts of the Tax Act, and the details are discussed more fully in Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements
The effective tax rate from continuing operations was 8.7% for the three months ended April 1, 2018, as compared to 9.8% for the three months ended April 2, 2017. The lower effective tax rate during the first three months of fiscal year 2018, as compared to the first three months of fiscal year 2017, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2018 as compared to fiscal year 2017, partially offset by lower tax benefits related to discrete items, which were $1.4 million in the first three months of fiscal year 2018, as compared to $2.5 million in the first three months of fiscal year 2017.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations, and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operations, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of April 1, 2018 and December 31, 2017.

On May 1, 2017 (the "Varex Closing Date"), we completed the sale of our Medical Imaging business to Varex Imaging Corporation ("Varex") pursuant to the terms of the Master Purchase and Sale Agreement, dated December 21, 2016 (the “Agreement”), by and between us and Varian Medical Systems, Inc. ("Varian") and the subsequent Assignment and Assumption Agreement, dated January 27, 2017, between Varian and Varex, pursuant to which Varian assigned its rights under the Agreement to Varex. On the Varex Closing Date, we received consideration of approximately $277.4 million for the sale of the Medical Imaging business. During fiscal year 2017, we paid Varex $4.2 million to settle a post-closing working capital adjustment. During fiscal year 2017, we recorded a pre-tax gain of $179.6 million and income tax expense of $43.1 million related to the sale of the Medical Imaging business in discontinued operations and dispositions. The corresponding tax liability was recorded within the other tax liabilities in our condensed consolidated balance sheet, and we expect to utilize tax attributes to minimize the tax liability.
Following the closing, we are providing certain customary transitional services during a period of up to 12 months. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.
During fiscal year 2017, we sold Suzhou PerkinElmer Medical Laboratory Co., Ltd. for aggregate consideration of $2.3 million, recognizing a pre-tax loss of $1.1 million. The pre-tax loss recognized in fiscal year 2017 is included in interest and other expense, net in our condensed consolidated statement of operations. Suzhou PerkinElmer Medical Laboratory Co., Ltd. was a component of our Diagnostics segment. The divestiture of Suzhou PerkinElmer Medical Laboratory Co., Ltd. has not been classified as a discontinued operation in this Form 10-Q because the disposition does not represent a strategic shift that will have a major effect on our operations and financial statements.
The summary pre-tax operating results of the discontinued operations, were as follows for the three months ended:

	April 1, 2018	April 2, 2017
	(In thousands)
Revenue	$—	$36,094
Cost of revenue	—	24,795
Selling, general and administrative expenses	—	3,943
Research and development expenses	—	3,597
Income from discontinued operations before income taxes	$—	$3,759
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.3 million and $9.4 million as of April 1, 2018 and December 31, 2017, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at April 1, 2018 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended April 1, 2018 was $396.5 million, as compared to $361.8 million for the three months ended April 2, 2017, an increase of $34.8 million, or 10%, which includes an approximate 5% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the three months ended April 1, 2018, as compared to the three months ended April 2, 2017, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $22.8 million in our life sciences market revenue and an increase in applied markets revenue of $11.9 million. In our laboratory services market, we had higher growth in our core environmental services. In our life sciences market, we experienced a strong performance from our Informatics business and increased demand for our OneSource laboratory service business. In our applied markets, we experienced higher growth in our environmental offerings, driven by solid GC and ICP-MS sales.
Operating income from continuing operations for the three months ended April 1, 2018 was $36.2 million, as compared to $30.2 million for the three months ended April 2, 2017, an increase of $6.0 million, or 20%. Amortization of intangible assets was $11.7 million for the three months ended April 1, 2018, as compared to $12.3 million for the three months ended April 2, 2017. Restructuring and contract termination charges, net, were $5.7 million for the three months ended April 1, 2018, as compared to $8.0 million for the three months ended April 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.1 million for the three months ended April 1, 2018, as compared to $0.3 million for the three months ended April 2, 2017. Legal costs for a particular case were $4.2 million for the three months ended April 1, 2018. In addition to the factors noted above, operating income increased for the three months ended April 1, 2018, as compared to the three months ended April 2, 2017, as we continued to realize the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses and a shift in product mix, with an increase in sales of lower gross margin product offerings.
Diagnostics
Revenue for the three months ended April 1, 2018 was $247.4 million, as compared to $152.4 million for the three months ended April 2, 2017, an increase of $95.1 million, or 62%, which includes an approximate 50% increase in revenue attributable to acquisitions and divestitures and a 5% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended April 1, 2018 and April 2, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from continued expansion of our newborn, maternal fetal health and infectious disease screening solutions in key regions outside the United States, particularly in emerging markets, such as China and India, and Europe. EUROIMMUN contributed $82.0 million in revenues during the first three months of fiscal year 2018.
Operating income from continuing operations for the three months ended April 1, 2018 was $18.4 million, as compared to $32.7 million for the three months ended April 2, 2017, a decrease of $14.3 million, or 44%. Amortization of intangible assets increased and was $21.2 million for the three months ended April 1, 2018, as compared to $4.8 million for the three months ended April 2, 2017. Restructuring and contract termination charges, net, were $0.9 million for the three months ended April 1, 2018, as compared to $1.7 million for the three months ended April 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $2.9 million for the three months ended April 1, 2018, as compared to $3.4 million for the three months ended April 2, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $9.2 million for the three months ended April 1, 2018, as compared to $2.2 million for the three months ended April 2, 2017. Legal costs for a particular case were $0.2 million for the three months ended April 1, 2018. In addition to the factors noted above, operating income decreased for the three months ended April 1, 2018, as compared to the three months ended April 2, 2017, primarily the result of an unfavorable shift in product mix partially offset by higher sales volume, strong reproductive health sales and benefits from our initiatives to improve our supply chain.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations and the capital markets, particularly the debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due and fund any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans.
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
At April 1, 2018, we had cash and cash equivalents of $180.8 million, of which $169.7 million was held by our non-U.S. subsidiaries, and we had $306.6 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at April 1, 2018.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. The Tax Act requires us to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries. Based on available information, we estimated the tax on the deemed repatriation of our foreign earnings and have recorded a tax expense of $85.0 million in continuing operations at December 31, 2017. As we continue to refine our earnings and profits analysis, we will refine our calculations of the one-time transition tax, which could affect the measurement of this liability. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
On July 27, 2016, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the three months ended April 1, 2018, we had no stock repurchases under the Repurchase Program. As of April 1, 2018, 8.0 million shares remained available for repurchase under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 1, 2018, we repurchased 58,449 shares of common stock for this purpose at an aggregate cost of $4.6 million.
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
During the first three months of fiscal year 2018, we contributed $2.2 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $6.6 million by the end of fiscal year 2018. During the three months ended April 1, 2018, we contributed $15.0 million to our defined benefit pension plan in the United States for plan year 2017. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2018. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2018. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2018.
Cash Flows
Operating Activities. Net cash used in continuing operations was $14.6 million for the three months ended April 1, 2018, as compared to net cash provided by continuing operations of $41.2 million for the three months ended April 2, 2017, a decrease in cash provided by operating activities of $55.8 million. The cash used in operating activities for the three months ended April 1, 2018 was principally a result of a net cash decrease in accrued expenses, other assets and liabilities and other items of $52.4 million and a net cash decrease in working capital of $45.3 million. These items were partially offset by income from continuing operations of $26.0 million, and non-cash charges, including depreciation and amortization of $44.5 million, restructuring and contract termination charges, net of $6.6 million, stock-based compensation expense of $5.3 million, amortization of deferred debt issuance costs and accretion of discounts of $0.6 million, and change in fair value of contingent consideration of $0.1 million. Contributing to the net cash decrease in working capital for the three months ended April 1, 2018, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $10.3 million, an increase in inventory of $25.0 million and a decrease in accounts payable of $10.0 million. The increase in accounts receivable was a result of higher sales volume during the first three months of fiscal year 2018. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Discovery & Analytical Solutions and Diagnostics segments to improve responsiveness to customer requirements and to facilitate the introduction of new products. The decrease in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2018. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $52.4 million for the three months ended April 1, 2018, as compared to $40.0 million for the three months ended April 2, 2017. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $23.7 million for the three months ended April 1, 2018, as compared to $129.6 million for the three months ended April 2, 2017, a decrease of $105.9 million. For the three months ended April 1, 2018, the net cash used in investing activities of our continuing operations was principally a result of capital expenditures of $22.7 million and $1.1 million of cash used for acquisitions. These items were partially offset by an increase of $0.1 million in proceeds from the surrender of life insurance policies. Net cash used for capital expenditures was $6.0 million for the three months ended April 2, 2017. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the three months ended April 2, 2017, we used $123.6 million in cash for acquisitions and investments.
Financing Activities. Net cash provided by financing activities was $13.0 million for the three months ended April 1, 2018, as compared to net cash used in financing activities of $16.0 million for the three months ended April 2, 2017, a decrease in cash used in financing activities of $29.0 million. During the three months ended April 1, 2018, our debt borrowings totaled $204.0 million, which were partially offset by debt payments of $147.0 million. This compares to debt borrowings of $147.0 million, which were partially offset by our debt payments of $146.0 million during the three months ended April 2, 2017. Proceeds from the issuance of common stock under our stock plans was $7.5 million during the three months ended April 1,

2018 as compared to $4.6 million for the three months ended April 2, 2017. This cash provided by financing activities during the three months ended April 1, 2018 was partially offset by settlement of forward foreign exchange contracts, payments of dividends, repurchase of our common stock pursuant to our equity incentive plans, and net payments on other credit facilities. During the three months ended April 1, 2018, we paid $36.2 million as compared to $1.6 million for settlement of forward foreign exchange contracts for the three months ended April 2, 2017. During each of the three months ended April 1, 2018 and April 2, 2017, we paid $7.7 million in dividends. During the three months ended April 1, 2018, we repurchased 58,449 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $4.6 million. This compares to repurchases of 1.6 million shares of common stock, which includes 66,658 shares of our common stock pursuant to our equity incentive plans for the three months ended April 2, 2017, for a total cost of $3.1 million, including commissions. During the three months ended April 1, 2018, we had net payments on other credit facilities of $3.0 million as compared to $0.3 million for the three months ended April 2, 2017. We made $8.9 million in payments for acquisition-related contingent consideration for the three months ended April 2, 2017.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility.  Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of April 1, 2018, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of April 1, 2018, we had $306.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of April 1, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of April 1, 2018 was 1.85%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.95%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of April 1, 2018. As of April 1, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $682.0 million, and $3.1 million of unamortized debt issuance costs. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of April 1, 2018.
Senior Unsecured Term Loan Credit Facility. We entered into a senior unsecured term loan credit facility on August 11, 2017 that provides for $200.0 million of term loans and has an initial maturity of twelve months from December 19, 2017, the date of the initial draw. We utilized the senior unsecured term loan facility for the acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility are based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of April 1, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of April 1, 2018 was 1.81%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 2.91%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of April 1, 2018. The senior unsecured term loan credit facility had outstanding borrowings of $200.0 million as of April 1, 2018 and December 31, 2017, and a maturity date of December 18, 2018. The credit agreement for the facility contains affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in the senior unsecured revolving credit facility. We were in compliance with all applicable covenants as of April 1, 2018. In April 2018, we paid in full the outstanding balance of the senior unsecured term loan credit facility, from the proceeds of the 0.6% senior unsecured notes due in 2021 that was issued in April 2018.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of April 1, 2018, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.3 million of unamortized original issue discount and $2.1 million of unamortized debt issuance costs. As of December 31, 2017, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require us to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of April 1, 2018, the 2026 Notes had an aggregate carrying value of $607.4 million, net of $4.7 million of unamortized original issue discount and $4.2 million of unamortized debt issuance costs. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of our senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for our acquisition of EUROIMMUM, which closed in December 19, 2017. Prior to the maturity date of the April 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of €45.5 million (equivalent to $56.0 million) and €47.6 million (equivalent to $57.2 million) as of April 1, 2018 and December 31, 2017, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. The bank loans in the aggregate amount of $43.3 million bear fixed interest rates between 1.1% and 7.9% and bank loans in the aggregate amount of $12.7 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. An aggregate amount of $15.1 million of the bank loans are secured by mortgages on real property and the remaining $40.9 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable covenants as of April 1, 2018.
In addition, we have other unsecured revolving credit facilities and a secured bank loan in the amount of $2.6 million and $0.3 million, respectively, as of April 1, 2018. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 1.95% and will mature in 2018. The secured bank loan of $0.3 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At April 1, 2018, we had $35.6 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.2 million was recorded as long-term debt. At December 31, 2017, we had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2018 and in each quarter of fiscal year 2017. At April 1, 2018, we had accrued $7.7 million for dividends declared on January 25, 2018 for the first quarter of fiscal year 2018 that will be payable on May 10, 2018. On April 26, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2018 that will be payable on August 10, 2018. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K have changed due to new lease agreements for certain operating facilities.
During the three months ended April 1, 2018, we entered into new lease agreements for certain operating facilities. Our total rental payments to the lessors are now expected to be $19.6 million for the remainder of fiscal year 2018, $19.6 million for fiscal year 2019, $13.5 million for fiscal year 2020, $9.1 million for fiscal year 2021, $7.3 million for fiscal year 2022 and $19.8 million in the aggregate thereafter. There have not been any other material changes during the first three months of fiscal year 2018.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for a summary of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2017 Form 10-K.
Foreign Exchange Risk. The potential change in foreign currency exchange rates offers a substantial risk to us, as approximately 70% of our business is conducted outside of the United States, generally in foreign currencies. Our risk management strategy currently uses forward contracts to mitigate certain balance sheet foreign currency transaction exposures. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures, with gains and losses resulting from the forward contracts that hedge these exposures. Moreover, we are able to partially mitigate the impact that fluctuations in currencies have on our net income as a result of our manufacturing facilities located in countries outside the United States, material sourcing and other spending which occur in countries outside the United States, resulting in natural hedges.
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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $165.6 million, $212.1 million and $131.7 million at April 1, 2018, December 31, 2017 and April 2, 2017, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 1, 2018 and April 2, 2017.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €100.4 million and combined U.S. Dollar notional amounts of $629.0 million as of April 1, 2018, combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, and combined Euro notional amounts of €19.7 million and combined U.S. Dollar notional amounts of $125.1 million as of April 2, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 1, 2018 and April 2, 2017. We paid $36.2 million and $1.6 million during the three months ended April 1, 2018 and April 2, 2017, respectively, from the settlement of these hedges. In April 2018, we settled certain of these forward exchange contracts, resulting in outstanding forward exchange contracts with Euro notional amounts of €16.9 million and combined U.S. Dollar notional amounts of $35.8 million as of April 27, 2018.

During fiscal year 2016, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. In January 2018, we removed the hedging relationship of our 2026 Notes and investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. The translation adjustment of the 2026 Notes recognized in interest and other expense, net in the condensed consolidated statement of operations was $17.5 million for the three months ended April 1, 2018.

Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2017 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
Interest Rate Risk—Sensitivity. Our 2017 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2017 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 1, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 1, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control. We implemented the new revenue recognition standard as of January 1, 2018. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to revenue recognition and added documentation processes related to meeting the new criteria for revenue recognition;

•
modified our contract review controls to take into account the new criteria for recognizing revenue, specifically the identification of implied promises and the evaluation of whether performance obligations are distinct in the context of the contract; and

•
added controls to address related required disclosures regarding revenue, including the disclosure of performance obligations and our significant judgment and estimates for determining the transaction prices and when to recognize revenue.

Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 1, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 1, 2018 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the three months ended April 1, 2018. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in actual, or from projected, foreign currency exchange rates,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

•	embargoes, tariffs, trade protection measures and import or export licensing requirements,

•	policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,

•	adverse income tax audit settlements or loss of previously negotiated tax incentives,

•	differing business practices associated with foreign operations,

•	difficulty in transferring cash between international operations and the United States,

•	difficulty in staffing and managing widespread operations,

•	differing labor laws and changes in those laws,

•	differing protection of intellectual property and changes in that protection,

•	expanded enforcement of laws related to data protection and personal privacy,

•	increasing global enforcement of anti-bribery and anti-corruption laws, and

•	differing regulatory requirements and changes in those requirements.
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
Our senior unsecured revolving credit facility, senior unsecured term loan credit facility, senior unsecured notes due in April 2021 ("April 2021 Notes"), senior unsecured notes due in November 2021 ("November 2021 Notes") and senior unsecured notes due in 2026 ("2026 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, senior unsecured term loan credit facility, the April 2021 Notes, the November 2021 Notes, the 2026 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
Any significant weakening of the Great Britain Pound to the U.S. dollar will have an adverse impact on our European revenues due to the importance of our sales in the United Kingdom. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and that may continue to be the case. In addition, depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of April 1, 2018, our total assets included $4.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 25, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2018 that will be payable on May 10, 2018. On April 26, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2018 that will be payable on August 10, 2018. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018—February 4, 2018	1,939	$78.85	—	8,000,000
February 5, 2018—March 4, 2018	56,452	77.89	—	8,000,000
March 5, 2018—April 1, 2018	58	77.42	—	8,000,000
Activity for quarter ended April 1, 2018	58,449	$77.92	—	8,000,000
 ____________________

(1)
Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 1, 2018, we repurchased 58,449 shares of common stock for this purpose at an aggregate cost of $4.6 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 27, 2016, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 26, 2018 unless terminated earlier by our Board, and may be suspended or discontinued at any time. During the three months ended April 1, 2018, we had no stock repurchases under the Repurchase Program. As of April 1, 2018, 8.0 million shares remained available for repurchase under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1	Employment Agreement between Tajinder Vohra and PerkinElmer, Inc. dated January 29, 2018.

10.2
PerkinElmer, Inc. Global Incentive Compensation Plan (Executive Officers) effective January 1, 2018, filed with the Commission on February 27, 2018 as Exhibit 10.27 to our annual report of Form 10-K (File No. 001-05075) and herein incorporated by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended April 1, 2018 and April 2, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2018 and April 2, 2017, (iii) Condensed Consolidated Balance Sheets at April 1, 2018 and December 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2018 and April 2, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 8, 2018	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 8, 2018	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)