Form 10-Q
period 2018-07-01
PERKINELMER INC
filed 2018-08-07
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2018, there were outstanding 110,734,011 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except per share data)
Product revenue	$495,608	$355,001	$943,216	$688,715
Service revenue	207,754	191,961	404,118	372,362
Total revenue	703,362	546,962	1,347,334	1,061,077
Cost of product revenue	229,723	173,040	449,979	336,064
Cost of service revenue	133,499	116,320	264,993	227,655
Total cost of revenue	363,222	289,360	714,972	563,719
Selling, general and administrative expenses	204,880	149,859	404,605	296,867
Research and development expenses	47,196	33,560	93,180	66,846
Restructuring and contract termination charges, net	—	—	6,578	9,651
Operating income from continuing operations	88,064	74,183	127,999	123,994
Interest and other expense, net	16,356	3,391	27,786	13,219
Income from continuing operations before income taxes	71,708	70,792	100,213	110,775
Provision for income taxes	7,035	8,066	9,505	11,987
Income from continuing operations	64,673	62,726	90,708	98,788
(Loss) income from discontinued operations before income taxes	—	(3,109)	—	650
(Loss) gain on disposition of discontinued operations before income taxes	(551)	180,377	(551)	180,377
Provision for income taxes on discontinued operations and dispositions	59	35,925	70	37,143
(Loss) income from discontinued operations and dispositions	(610)	141,343	(621)	143,884
Net income	$64,063	$204,069	$90,087	$242,672
Basic earnings per share:
Income from continuing operations	$0.59	$0.57	$0.82	$0.90
(Loss) income from discontinued operations and dispositions	(0.01)	1.29	(0.01)	1.31
Net income	$0.58	$1.86	$0.82	$2.21
Diluted earnings per share:
Income from continuing operations	$0.58	$0.57	$0.81	$0.89
(Loss) income from discontinued operations and dispositions	(0.01)	1.28	(0.01)	1.30
Net income	$0.57	$1.84	$0.81	$2.20
Weighted average shares of common stock outstanding:
Basic	110,477	109,894	110,386	109,681
Diluted	111,452	110,762	111,391	110,484
Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Net income	$64,063	$204,069	$90,087	$242,672
Other comprehensive income:
Foreign currency translation adjustments	(102,592)	18,192	(84,093)	37,400
Unrealized gains on securities, net of tax	4	11	45	34
Other comprehensive (loss) income	(102,588)	18,203	(84,048)	37,434
Comprehensive (loss) income	$(38,525)	$222,272	$6,039	$280,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2018	December 31, 2017
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$163,392	$202,134
Accounts receivable, net	564,041	552,304
Inventories	366,961	351,675
Other current assets	108,019	93,842
Total current assets	1,202,413	1,199,955
Property, plant and equipment:
At cost	706,566	630,919
Accumulated depreciation	(402,028)	(332,853)
Property, plant and equipment, net	304,538	298,066
Intangible assets, net	1,270,867	1,346,940
Goodwill	2,940,825	3,002,198
Other assets, net	239,135	244,304
Total assets	$5,957,778	$6,091,463
Current liabilities:
Current portion of long-term debt	$17,315	$217,306
Accounts payable	197,128	222,093
Accrued restructuring and contract termination charges	7,443	8,759
Accrued expenses and other current liabilities	488,642	500,642
Current liabilities of discontinued operations	2,165	2,102
Total current liabilities	712,693	950,902
Long-term debt	1,983,953	1,788,803
Long-term liabilities	743,955	848,570
Total liabilities	3,440,601	3,588,275
Commitments and contingencies (see Note 20)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 110,716,000 shares and 110,361,000 shares at July 1, 2018 and at December 31, 2017, respectively	110,716	110,361
Capital in excess of par value	73,740	58,828
Retained earnings	2,463,287	2,380,517
Accumulated other comprehensive loss	(130,566)	(46,518)
Total stockholders’ equity	2,517,177	2,503,188
Total liabilities and stockholders’ equity	$5,957,778	$6,091,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Operating activities:
Net income	$90,087	$242,672
Loss (income) from discontinued operations and dispositions, net of income taxes	621	(143,884)
Income from continuing operations	90,708	98,788
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	12,148	11,767
Restructuring and contract termination charges, net	6,578	9,651
Depreciation and amortization	88,225	49,505
Loss on disposition of businesses and assets, net	—	301
Change in fair value of contingent consideration	7,065	909
Amortization of deferred debt financing costs and accretion of discount	1,519	1,231
Amortization of acquired inventory revaluation	18,160	4,240
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(18,768)	5,215
Inventories	(42,993)	(9,913)
Accounts payable	(24,384)	(20,855)
Accrued expenses and other	(79,831)	(55,193)
Net cash provided by operating activities of continuing operations	58,427	95,646
Net cash provided by operating activities of discontinued operations	—	6,207
Net cash provided by operating activities	58,427	101,853
Investing activities:
Capital expenditures	(39,608)	(11,473)
Proceeds from disposition of cost-method investments	173	—
Proceeds from surrender of life insurance policies	72	45
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(40,557)	(123,578)
Net cash used in investing activities of continuing operations	(79,920)	(135,006)
Net cash provided by investing activities of discontinued operations	—	276,982
Net cash (used in) provided by investing activities	(79,920)	141,976
Financing activities:
Payments on borrowings	(667,000)	(145,950)
Proceeds from borrowings	342,000	146,952
Proceeds from sale of senior debt	369,340	—
Payments of debt financing costs	(2,634)	—
Settlement of cash flow hedges	(32,711)	(4,314)
Net payments on other credit facilities	(10,154)	(577)
Payments for acquisition-related contingent consideration	—	(8,940)
Proceeds from issuance of common stock under stock plans	8,348	13,223
Purchases of common stock	(4,649)	(3,265)
Dividends paid	(15,471)	(15,363)
Net cash used in financing activities of continuing operations	(12,931)	(18,234)
Net cash used in financing activities of discontinued operations	—	(533)
Net cash used in financing activities	(12,931)	(18,767)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,351)	14,928
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,775)	239,990
Cash, cash equivalents and restricted cash at beginning of period	202,371	376,568
Cash, cash equivalents and restricted cash at end of period	$163,596	$616,558

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	163,392	616,308
Restricted cash included in other current assets	204	250
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$163,596	$616,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
    The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC (the “2017 Form 10-K”). The balance sheet amounts at December 31, 2017 in this report were derived from the Company’s audited 2017 consolidated financial statements included in the 2017 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 1, 2018 and July 2, 2017, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") which supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-employees, and expands the scope of Topic 718 (which currently only includes share-based payments to employees) to also include share-based payments issued to non-employees for goods and services, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, except for financing transactions, or awards issued to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers ("Topic 606"). The provisions of this guidance are to be applied using a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified non-employee awards that have not been settled as of the adoption date and (2) equity-classified non-employee awards for which a measurement date has not been established. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company early adopted the provisions of this guidance effective July 2, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flow.
In March 2018, the FASB Issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the Tax Cut and Jobs Act (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 permits companies to disclose that some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements, and if possible, disclose a reasonable estimate of such tax effects. ASU 2018-05 is effective immediately. The Company is applying the guidance in ASU 2018-05 when accounting for the enactment date effects of the Tax Act. At July 1, 2018, the Company has not completed the accounting for all of the tax effects of the Tax Act; however, it has made a reasonable estimate of their effects based on currently available information. Management will continue to refine the calculations as additional guidance is available. These estimates may be affected as additional clarification and implementation guidance becomes available. These changes could be material to income tax expense (see Note 9, Income Taxes for further disclosures).
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
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which amends the requirements in Topic 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current employee compensation costs in their income statements and (2) present the other components elsewhere in their income statements and outside of income from operations, and disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. Additionally, the standard requires that only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The change in income statement presentation requires retrospective application, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The standard provides a practical expedient that permits entities to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. Entities need to disclose the use of the practical expedient. The Company adopted ASU 2017-07 effective January 1, 2018 using a retrospective approach for each period presented. For the three and six months ended July 2, 2017, $1.8 million and $3.6 million, respectively, of net periodic pension credit previously presented within operating income has been presented outside of operating income in the line item "Interest and other expense, net" in the condensed consolidated statement of operations due to the retrospective adoption of ASU 2017-07. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.
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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018. For the six months ended July 2, 2017, $17.2 million of changes in restricted cash balances that was previously presented within investing activities in the condensed consolidated statement of cash flows has been excluded from the cash flows used in investing activities and the effect of exchange rate changes increased by $0.2 million due to the retrospective adoption of ASU 2016-18. Restricted cash amounting to $17.3 million and $0.3 million at January 1, 2017 and July 2, 2017, respectively, have been included with the cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the condensed consolidated statement of cash flows for the six months ended July 2, 2017. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under this new guidance, an entity should use a five-step process to recognize revenue, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of the standard, the FASB decided to defer the effective date for one year to annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. In November 2017, the FASB also issued Accounting Standards Update No. 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification ("Codification"). ASU 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) to align existing SEC staff guidance with Revenue from Contracts with Customers (Topic 606). In May 2016, the FASB also issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), which amended its revenue recognition guidance in ASU 2014-09 on transition, collectability, non-cash consideration, contract modifications and completed contracts at transition and the presentation of sales and other similar taxes collected from customers. In April 2016, the FASB also issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amended its revenue recognition guidance in ASU 2014-09 on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). ASU 2016-10 also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property ("IP") and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. ASU 2016-10 also addresses how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. In March 2016, the FASB also issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"), which amended the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 clarifies that an entity should evaluate when it is the principal or agent for each specified good or service promised in a contract with a customer. ASU 2017-14, ASU 2016-12, ASU 2016-10, ASU 2016-08 and ASU 2014-09 may be adopted either using a full retrospective approach or a modified retrospective approach. The Company adopted these standards beginning on January 1, 2018 using the modified retrospective approach only to contracts not completed as of January 1, 2018.
The most significant impact of the standards relates to the accounting for certain transactions with multiple elements or “bundled” arrangements. Specifically, for sales of software subscriptions or sales of licenses and maintenance, the Company will recognize the license revenue predominantly at the time of billing and delivery rather than recognizing the entire sales price ratably over the maintenance period, which is the Company's current practice. In addition, for certain sales of instruments that include customer-specified acceptance criteria, the Company will recognize revenue when the customer obtains control of the instrument which is typically upon delivery or when title has transferred to the customer, as the Company believes acceptance is perfunctory. The Company will also capitalize incremental commission fees as a result of obtaining contracts when these fees are recoverable and will amortize the assets based on the transfer of goods or services to which the assets relate which typically range from two to six years. The adoption of the standards resulted in an increase in retained earnings at January 1, 2018 of approximately $10.2 million for the cumulative effect of initially applying the standards as of that date. In addition, the adoption of the standards resulted primarily in a reduction in deferred revenue of approximately $11.5 million, mainly driven by the upfront recognition of license revenue and certain multi-year software subscriptions, and an increase in deferred income tax liability of approximately $3.0 million for the tax impact of the cumulative adjustments. The cumulative effect of recognizing instrument sales upon delivery or transfer of title and capitalizing the incremental commission fees were not material at January 1, 2018. The adoption of the standards had no impact to cash from or used in operating, investing, or financing activities in the Company's consolidated statement of cash flows at January 1, 2018. Refer to Note 3, Changes in Accounting Policies, for the impact of adoption of the standards on the Company's condensed consolidated financial statements for the quarter ended July 1, 2018. Also refer to Note 2, Revenue, for the disclosures required by the standards.

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

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical market, end-markets and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments revenue.

	Reportable Segments
	Three Months Ended
	July 1, 2018
	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$170,973	$98,395	$269,368
Europe	127,646	69,700	197,346
Asia	132,009	104,639	236,648
	$430,628	$272,734	$703,362

Primary end-markets
Diagnostics	$—	$272,734	$272,734
Life sciences	233,906	—	233,906
Applied markets	196,722	—	196,722
	$430,628	$272,734	$703,362

Timing of revenue recognition
Products and services transferred at a point in time	$312,815	$252,401	$565,216
Services transferred over time	117,813	20,333	138,146
	$430,628	$272,734	$703,362

	Reportable Segments
	Six Months Ended
	July 1, 2018
	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$328,467	$186,929	$515,396
Europe	247,019	137,412	384,431
Asia	251,667	195,840	447,507
	$827,153	$520,181	$1,347,334

Primary end-markets
Diagnostics	$—	$520,181	$520,181
Life sciences	453,616	—	453,616
Applied markets	373,537	—	373,537
	$827,153	$520,181	$1,347,334

Timing of revenue recognition
Products and services transferred at a point in time	$583,588	$478,869	$1,062,457
Services transferred over time	243,565	41,312	284,877
	$827,153	$520,181	$1,347,334

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contracts assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balance of contract assets as of July 1, 2018 and as of the date of adoption of ASC 606 were $28.4 million and $22.7 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the six months ended July 1, 2018 was $31.1 million. The increase in unbilled receivables during the six months ended July 1, 2018 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $36.7 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of July 1, 2018 and as of the date of adoption of ASC 606 were $26.9 million and $29.0 million, respectively. The increase in contract liabilities during the six months ended July 1, 2018 due to cash received, excluding amounts recognized as revenue during the period, was $36.1 million. The amount of revenue recognized during the six months ended July 1, 2018 that was included in the contract liability balance at the beginning of the period was $38.2 million.
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
D. Impacts on financial statements
The following tables summarize the impacts of ASC 606 adoption on the Company's condensed consolidated financial statements for the quarter ended July 1, 2018.
Consolidated Balance Sheet

	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Cash and cash equivalents	$163,392	$—	$163,392
Accounts receivable, net	564,041	(12,505)	551,536
Inventories	366,961	7,556	374,517
Other current assets	108,019	(679)	107,340
Property, plant and equipment, net	304,538	—	304,538
Intangible assets, net	1,270,867	—	1,270,867
Goodwill	2,940,825	—	2,940,825
Other assets, net	239,135	—	239,135
Total assets	$5,957,778	$(5,628)	$5,952,150
Current portion of long-term debt	$17,315	$—	$17,315
Accounts payable	197,128	—	197,128
Accrued restructuring and contract termination charges	7,443	—	7,443
Accrued expenses and other current liabilities	488,642	15,577	504,219
Current liabilities of discontinued operations	2,165	—	2,165
Long-term debt	1,983,953	—	1,983,953
Long-term liabilities	743,955	—	743,955
Total liabilities	3,440,601	15,577	3,456,178
Commitments and contingencies
Preferred stock	—	—	—
Common stock	110,716	—	110,716
Capital in excess of par value	73,740	—	73,740
Retained earnings	2,463,287	(21,205)	2,442,082
Accumulated other comprehensive loss	(130,566)	—	(130,566)
Total stockholders’ equity	2,517,177	(21,205)	2,495,972
Total liabilities and stockholders’ equity	$5,957,778	$(5,628)	$5,952,150

Consolidated Statement of Operations

	Three Months Ended
	July 1, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Product revenue	$495,608	$(9,178)	$486,430
Service revenue	207,754	—	207,754
Total revenue	703,362	(9,178)	694,184
Cost of product revenue	229,723	(3,566)	226,157
Cost of service revenue	133,499	—	133,499
Total cost of revenue	363,222	(3,566)	359,656
Selling, general and administrative expenses	204,880	74	204,954
Research and development expenses	47,196	—	47,196
Operating income from continuing operations	88,064	(5,686)	82,378
Interest and other expense, net	16,356	—	16,356
Income from continuing operations before income taxes	71,708	(5,686)	66,022
Provision for income taxes	7,035	(1,499)	5,536
Income from continuing operations	64,673	(4,187)	60,486
Loss on disposition of discontinued operations before income taxes	(551)	—	(551)
Provision for income taxes on discontinued operations and dispositions	59	—	59
Loss from discontinued operations and dispositions	(610)	—	(610)
Net income	$64,063	$(4,187)	$59,876

Consolidated Statement of Operations

	Six Months Ended
	July 1, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Product revenue	$943,216	$(22,364)	$920,852
Service revenue	404,118	—	404,118
Total revenue	1,347,334	(22,364)	1,324,970
Cost of product revenue	449,979	(7,682)	442,297
Cost of service revenue	264,993	—	264,993
Total cost of revenue	714,972	(7,682)	707,290
Selling, general and administrative expenses	404,605	253	404,858
Research and development expenses	93,180	—	93,180
Restructuring and contract termination charges, net	6,578	—	6,578
Operating income from continuing operations	127,999	(14,935)	113,064
Interest and other expense, net	27,786	—	27,786
Income from continuing operations before income taxes	100,213	(14,935)	85,278
Provision for income taxes	9,505	(3,939)	5,566
Income from continuing operations	90,708	(10,996)	79,712
Loss on disposition of discontinued operations before income taxes	(551)	—	(551)
Provision for income taxes on discontinued operations and dispositions	70	—	70
Loss from discontinued operations and dispositions	(621)	—	(621)
Net income	$90,087	$(10,996)	$79,091

The adoption of ASC 606 increased comprehensive income by $4.2 million and $11.0 million in the Company's condensed consolidated statement of comprehensive income for the three and six months ended July 1, 2018, respectively. The adoption of ASC 606 had no impact on cash from or used in operating, investing, or financing activities in the Company's condensed consolidated statement of cash flows as of and for the six months ended July 1, 2018.

Note 4: Business Combinations
Acquisitions in fiscal year 2018
During fiscal year 2018, the Company completed the acquisition of two businesses for aggregate consideration of $38.9 million. The acquired businesses were Shanghai Spectrum Instruments Co., Ltd. ("SSI"), which was acquired for total consideration of $15.4 million in cash, and RHS Limited ("RHS"), which was acquired for total consideration of $19.4 million in cash. The Company has an obligation to pay the former shareholders of SSI an additional consideration of $2.5 million in fiscal year 2019, which at closing had a present value of $2.4 million. The Company also has a potential obligation to pay the former shareholders of SSI additional contingent consideration of up to $2.0 million, which at closing had an estimated fair value of $1.7 million. The excess of the purchase price over the fair value of the acquired business' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for SSI within the results of the Company's DAS segment and the other acquisition within the results of the Company's Diagnostics segment from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 12.0 years.

The total purchase price for the acquisitions in fiscal year 2018 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2018 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$34,942
Other liability	2,354
Contingent consideration	1,700
Working capital and other adjustments	(101)
Less: cash acquired	(370)
Total	$38,525
Identifiable assets acquired and liabilities assumed:
Current assets	$2,750
Property, plant and equipment	311
Identifiable intangible assets:
Core technology	15,957
Trade names	610
Customer relationships	5,100
Goodwill	19,793
Deferred taxes	(2,523)
Liabilities assumed	(3,473)
Total	$38,525

Acquisitions in fiscal year 2017
Acquisition of EUROIMMUN Medizinische Labordiagnostika AG. During fiscal year 2017, the Company completed the acquisition of 99.98% of the outstanding stock of EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”) for aggregate consideration of €1.2 billion (equivalent to $1.4 billion at December 19, 2017, the time of closing). The purchase price was funded by borrowings from the Company's senior unsecured revolving credit facility and senior unsecured term loan credit facility of $710.0 million and $200.0 million, respectively, and available cash on hand of $503.8 million. EUROIMMUN is based in Lübeck, Germany, has approximately 2,400 employees, and is recognized as a global leader in autoimmune testing and an emerging force in infectious disease and allergy testing. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisition, the Company recorded goodwill of $582.7 million, which is not tax deductible, and intangible assets of $907.4 million. The Company has reported the operations for this acquisition within the results of the Company's Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of this acquisition had a weighted average amortization period of 16.1 years.
Other acquisitions in 2017. During fiscal year 2017, the Company also completed the acquisition of two other businesses for aggregate consideration of $142.0 million. The acquired businesses were Tulip Diagnostics Private Limited (“Tulip”), which was acquired for total consideration of $127.3 million in cash and one other business acquired for total consideration of $14.7 million in cash. At the time of closing, the Company had a potential obligation to pay the former shareholders of Tulip up to INR1.6 billion, equivalent to $25.2 million, in additional consideration over a two year period that is accounted for as compensation expense in the Company's financial statements over a two year period and is excluded from the purchase price allocation shown below. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations of Tulip within the results of the Company's Diagnostics segment and the other acquired business within the results of the Company's DAS segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.8 years.

During the first quarter of fiscal year 2018, the Company paid the former shareholders of Tulip a portion of the additional consideration amounting to INR716.3 million (equivalent to $11.3 million). As of July 1, 2018, the Company may have to pay the former shareholders of Tulip additional consideration of up to INR803.6 million (currently equivalent to $11.7 million) in the first quarter of fiscal year 2019.
The total purchase price for the acquisitions in fiscal year 2017 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	EUROIMMUN	Other Acquisitions
	(In thousands)
Fair value of business combination:
Cash payments	$1,413,780	$140,861
Other liability	—	1,273
Working capital and other adjustments	—	(93)
Less: cash acquired	(25,018)	(2,439)
Total	$1,388,762	$139,602
Identifiable assets acquired and liabilities assumed:
Current assets	$121,174	$16,268
Property, plant and equipment	129,964	11,356
Other assets	49,944	1,691
Identifiable intangible assets:
Core technology	160,000	12,400
Trade names	36,000	3,000
Customer relationships	710,000	43,700
In-process research and development ("IPR&D")	1,400	—
Goodwill	582,692	75,250
Deferred taxes	(253,354)	(15,735)
Liabilities assumed	(87,701)	(8,328)
Debt assumed	(61,357)	—
Total	$1,388,762	$139,602

EUROIMMUN's revenue and net loss for the period from the acquisition date to December 31, 2017 were $13.5 million and $1.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and EUROIMMUN as if the acquisition of EUROIMMUN had been completed at the beginning of fiscal year 2016:

	Three Months Ended July 2, 2017	Six Months Ended July 2, 2017
	(In thousands, except per share data)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$625,525	$1,206,079
Income from continuing operations	53,024	78,617
Basic earnings per share:
Income from continuing operations	$0.48	$0.72
Diluted earnings per share:
Income from continuing operations	$0.48	$0.71

The unaudited pro forma information for the three and six months ended July 2, 2017 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on debt obtained to finance the transaction and increased amortization for the acquired intangible assets recorded at fair value.
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
During the second quarter of fiscal year 2018, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocation. Based on this information, for the EUROIMMUN acquisition, the Company recognized a decrease in liabilities assumed of $1.0 million, an increase in deferred tax liabilities of $2.9 million, an increase in intangible assets of $10.0 million and a decrease in goodwill of $8.1 million during the second quarter of fiscal year 2018.
As of July 1, 2018, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $85.0 million. As of July 1, 2018, the Company has recorded contingent consideration obligations with an estimated fair value of $74.1 million, of which $67.5 million was recorded in accrued expenses and other current liabilities, and $6.6 million was recorded in long-term liabilities. As of December 31, 2017, the Company had recorded contingent consideration obligations with an estimated fair value of $65.3 million, of which $52.2 million was recorded in accrued expenses and other current liabilities, and $13.1 million was recorded in long-term liabilities. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total transaction costs related to acquisition and divestiture activities for the three and six months ended July 1, 2018 were $1.6 million and $4.2 million, respectively. Total transaction costs related to acquisition and divestiture activities for the three and six months ended July 2, 2017 were $3.7 million and $6.3 million, respectively. These transaction costs were expensed as incurred and recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations.

Note 5: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of July 1, 2018 and December 31, 2017.
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
Following the closing, the Company provided certain customary transitional services during a period of up to 12 months. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.
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
The summary pre-tax operating results of the discontinued operations, were as follows for the three and six months ended:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Revenue	$—	$8,249	$—	$44,343
Cost of revenue	—	8,138	—	32,933
Selling, general and administrative expenses	—	1,926	—	5,869
Research and development expenses	—	1,294	—	4,891
(Loss) income from discontinued operations before income taxes	$—	$(3,109)	$—	$650

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
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2018 and 2017 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2018 Plan	47	$5,096	$902	$—	$—	$5,998	Q2 FY2019	—
Q4 2017 Plan	29	1,680	255	—	—	1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,321	1,021	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q4 FY2018	Q4 FY2018
The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.2 million during the six months ended July 1, 2018 in the DAS segment.
At July 1, 2018, the Company had $12.2 million recorded for accrued restructuring and contract termination charges, of which $7.4 million was recorded in short-term accrued restructuring and contract termination charges, $1.9 million was recorded in long-term liabilities, and $2.9 million was recorded in other reserves. At December 31, 2017, the Company had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring and contract termination charges, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended July 1, 2018:

	Balance at December 31, 2017	2018 Charges	2018 Changes in Estimates, Net	2018 Amounts Paid	Balance at July 1, 2018
	(In thousands)
Severance:
Q1 2018 Plan	$—	$5,998	$—	$(3,606)	$2,392
Q4 2017 Plan	1,919	—	—	(1,316)	603
Q3 2017 Plan	2,072	—	—	(863)	1,209
Q1 2017 Plan	2,498	—	—	(1,073)	1,425

Facility:
Q1 2017 Plan	33	—	—	(22)	11

Previous Plans	4,399	—	353	(1,435)	3,317
Restructuring	10,921	5,998	353	(8,315)	8,957
Contract Termination	3,048	—	227	—	3,275
Total Restructuring and Contract Termination	$13,969	$5,998	$580	$(8,315)	$12,232

Note 7: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Interest income	$(173)	$(490)	$(438)	$(710)
Interest expense	16,411	10,672	34,061	21,536
Loss on disposition of businesses and assets, net	—	301	—	301
Other expense (income), net	118	(7,092)	(5,837)	(7,908)
Total interest and other expense, net	$16,356	$3,391	$27,786	$13,219
Foreign currency transaction losses (gains) were $12.9 million and $(13.1) million for the three and six months ended July 1, 2018, respectively. Foreign currency transaction gains were $1.2 million and $2.7 million for the three and six months ended July 2, 2017, respectively. Net (gains) losses from forward currency hedge contracts were $(10.3) million and $12.3 million for the three and six months ended July 1, 2018, respectively. Net gains from forward currency hedge contracts were $4.1 million and $1.7 million for the three and six months ended July 2, 2017, respectively. The other components of net periodic pension credit were $2.5 million and $5.0 million for the three and six months ended July 1, 2018, respectively. The other components of net periodic pension credit were $1.8 million and $3.6 million for the three and six months ended July 2, 2017, respectively. These amounts were included in other income, net.

Note 8: Inventories

Inventories as of July 1, 2018 and December 31, 2017 consisted of the following:

	July 1, 2018	December 31, 2017
	(In thousands)
Raw materials	$128,927	$122,100
Work in progress	21,376	18,452
Finished goods	216,658	211,123
Total inventories	$366,961	$351,675

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
The total provision for income taxes included in the condensed consolidated statement of operations consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Continuing operations	$7,035	$8,066	$9,505	$11,987
Discontinued operations	59	35,925	70	37,143
Total	$7,094	$43,991	$9,575	$49,130
At July 1, 2018, the Company had gross tax effected unrecognized tax benefits of $30.5 million, of which $28.8 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

The Company believes that it is reasonably possible that approximately $6.1 million of its uncertain tax positions at July 1, 2018, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first six months of fiscal years 2018 and 2017, the Company recorded net discrete income tax benefits of $1.6 million and $4.9 million, respectively. The discrete tax benefits in the first six months of fiscal year 2018 and fiscal year 2017 include recognition of excess tax benefits on stock compensation of $1.9 million and $3.4 million, respectively.
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
The Company is applying the guidance in ASU 2018-05 (see Note 1, Basis of Presentation) when accounting for the enactment date effects of the Tax Act. At July 1, 2018, the Company has not completed the accounting for all of the tax effects of the Tax Act; however, it has made a reasonable estimate of their effects based on currently available information. As described below, the Company has made changes to certain aspects of the provision for the Tax Act. Management will continue to refine the calculations as additional guidance is available. These estimates may be affected as additional clarification and implementation guidance becomes available. These changes could be material to income tax expense.
Remeasurement: The Company remeasured its future tax benefits and liabilities at the enacted tax rate of 21% and provided a provisional amount of $21.5 million during fiscal year 2017. During the six months ended July 1, 2018, the Company recognized an additional tax expense of $1.5 million for the remeasurement of certain future tax benefits and included these adjustments as a component of provision for income tax from continuing operations.
One-Time Transition Tax: The Tax Act requires the Company to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries. Based on available information, the Company estimated the tax on the deemed repatriation of foreign earnings and has recorded a tax expense of $85.0 million in continuing operations at December 31, 2017. As the Company continues to refine the earnings and profit analysis and the calculations of the one-time transition tax, the measurement of this liability could be affected. As of July 1, 2018, no changes have been made to the Company’s provisional liability associated with the one-time transition tax.
GILTI, FDII, and other provisions: For fiscal year beginning in 2018, the Company is subject to several provisions of the Tax Act including computations under GILTI, FDII, and other provisions. Management has made a reasonable estimate of the impact of each provision of the Tax Act on the Company's effective tax rate for the six months ended July 1, 2018. Management will continue to refine the provisional estimates for the computations of the GILTI, FDII, and other provisions as additional clarification and implementation guidance becomes available.
Under U.S. GAAP, the Company is allowed to make an accounting policy on GILTI. The choice is either to (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”), or (2) factor such amounts into the measurement of deferred taxes (the “deferred method”). At July 1, 2018, the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI, thus, the Company has not recorded any potential deferred tax effects related to the GILTI in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method.

Note 10: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of July 1, 2018, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of July 1, 2018, the Company had $488.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of July 1, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of July 1, 2018 was 2.12%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.22%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of July 1, 2018. As of July 1, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $500.0 million, and $2.9 million of unamortized debt issuance costs. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
Senior Unsecured Term Loan Credit Facility. The Company entered into a senior unsecured term loan credit facility on August 11, 2017 that provided for $200.0 million of term loans and had an initial maturity of twelve months from December 19, 2017, the date of the initial draw. The Company utilized the senior unsecured term loan facility for the acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility were based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. In April 2018, the Company paid in full the outstanding balance of $200.0 million on the Company’s senior unsecured term loan credit facility, from the proceeds of the 0.6% senior unsecured notes due in 2021 that were issued in April 2018.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of July 1, 2018, the November 2021 Notes had an aggregate carrying value of $496.9 million, net of $1.3 million of unamortized original issue discount and $1.8 million of unamortized debt issuance costs. As of December 31, 2017, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require the Company to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of July 1, 2018, the 2026 Notes had an aggregate carrying value of $575.1 million, net of $4.3 million of unamortized original issue discount and $4.0 million of unamortized debt issuance costs. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of July 1, 2018, the April 2021 Notes had an aggregate carrying value of $347.2 million, net of $0.2 million of unamortized original issue discount and $2.7 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of the Company’s senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for the Company's acquisition of EUROIMMUM, which closed in December 19, 2017. Prior to the maturity date of the April 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $46.4 million (or €39.8 million) and $57.2 million (or €47.6 million) as of July 1, 2018 and December 31, 2017, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. The bank loans in the aggregate amount of $42.8 million bear fixed interest rates between 1.1% and 7.9% and bank loans in the aggregate amount of $3.6 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. An aggregate amount of $5.6 million of the bank loans are secured by mortgages on real property and the remaining $40.8 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company has other unsecured revolving credit facilities and a secured bank loan in the amount of $2.2 million and $0.3 million, respectively, as of July 1, 2018. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 1.95% and will mature in 2018. The secured bank loan of $0.3 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At July 1, 2018, the Company had $35.3 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.8 million was recorded as long-term debt. At December 31, 2017, the Company had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Number of common shares—basic	110,477	109,894	110,386	109,681
Effect of dilutive securities:
Stock options	786	668	824	636
Restricted stock awards	189	200	181	167
Number of common shares—diluted	111,452	110,762	111,391	110,484
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	346	457	339	558
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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$263,325	$227,290	$501,020	$442,450
Service revenue	167,303	155,838	326,133	302,438
Total revenue	430,628	383,128	827,153	744,888
Operating income from continuing operations	64,665	51,124	100,862	81,346
Diagnostics
Product revenue	232,283	127,711	442,196	246,265
Service revenue	40,451	36,123	77,985	69,924
Total revenue	272,734	163,834	520,181	316,189
Operating income from continuing operations	38,780	36,947	57,174	69,663
Corporate
Operating loss from continuing operations	(15,381)	(13,888)	(30,037)	(27,015)
Continuing Operations
Product revenue	495,608	355,001	943,216	688,715
Service revenue	207,754	191,961	404,118	372,362
Total revenue	703,362	546,962	1,347,334	1,061,077
Operating income from continuing operations	88,064	74,183	127,999	123,994
Interest and other expense, net (see Note 7)	16,356	3,391	27,786	13,219
Income from continuing operations before income taxes	$71,708	$70,792	$100,213	$110,775

Note 13: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 1, 2018	December 31, 2017
	(In thousands)
Foreign currency translation adjustments	$(130,675)	$(46,582)
Unrecognized prior service costs, net of income taxes	322	322
Unrealized net losses on securities, net of income taxes	(213)	(258)
Accumulated other comprehensive loss	$(130,566)	$(46,518)

Stock Repurchases:
On July 27, 2016, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program") that was scheduled to expire on July 26, 2018 unless terminated earlier by the Board. During the six months ended July 1, 2018, the Company had no stock repurchases under the Repurchase Program. As of July 1, 2018, 8.0 million shares remained available for repurchase under the Repurchase Program. On July 23, 2018, the Board authorized the Company to immediately terminate the Repurchase Program and further authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended July 1, 2018, the Company repurchased 1,250 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the six months ended July 1, 2018, the Company repurchased 59,699 shares of common stock for this purpose at an aggregate cost of $4.6 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first two quarters of fiscal year 2018 and in each quarter of fiscal year 2017. At July 1, 2018, the Company has accrued $7.7 million for dividends declared on April 26, 2018 for the second quarter of fiscal year 2018 that will be payable on August 10, 2018. On July 23, 2018, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2018 that will be payable on November 10, 2018. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Cost of revenue	$358	$281	$663	$541
Research and development expenses	386	377	694	704
Selling, general and administrative expenses	6,072	6,183	10,791	10,522
Total stock-based compensation expense	$6,816	$6,841	$12,148	$11,767
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.6 million and $4.5 million for the three and six months ended July 1, 2018, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $5.1 million and $8.0 million for the three and six months ended July 2, 2017, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million as of each of July 1, 2018 and July 2, 2017.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	July 1, 2018	July 2, 2017
Risk-free interest rate	2.9%	1.8%
Expected dividend yield	0.4%	0.5%
Expected term	5 years	5 years
Expected stock volatility	20.7%	22.4%

The following table summarizes stock option activity for the six months ended July 1, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2017	2,154	$42.77
Granted	342	77.61
Exercised	(194)	42.98
Forfeited	(10)	59.61
Outstanding at July 1, 2018	2,292	$47.88	3.9	$58.1
Exercisable at July 1, 2018	1,464	$40.05	2.9	$48.6
The weighted-average per-share grant-date fair value of options granted during the three and six months ended July 1, 2018 was $17.30 and $17.49, respectively. The weighted-average per-share grant-date fair value of options granted during the three and six months ended July 2, 2017 was $13.27 and $11.74, respectively. The total intrinsic value of options exercised during the three and six months ended July 1, 2018 was $0.7 million and $6.4 million, respectively. The total intrinsic value of options exercised during the three and six months ended July 2, 2017 was $9.1 million and $12.2 million, respectively. Cash received from option exercises for the six months ended July 1, 2018 and July 2, 2017 was $8.3 million and $13.2 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.3 million and $2.6 million for the three and six months ended July 1, 2018, respectively, and $1.2 million and $2.4 million for the three and six months ended July 2, 2017, respectively.
There was $9.2 million of total unrecognized compensation cost related to nonvested stock options granted as of July 1, 2018. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended July 1, 2018:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 31, 2017	496	$50.30
Granted	194	75.37
Vested	(181)	49.54
Forfeited	(12)	55.62
Nonvested at July 1, 2018	497	$60.26
The fair value of restricted stock awards vested during the three and six months ended July 1, 2018 was $0.7 million and $9.0 million, respectively. The fair value of restricted stock awards vested during the three and six months ended July 2, 2017 was $1.5 million and $9.3 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $3.2 million and $5.6 million for the three and six months ended July 1, 2018, respectively, and $3.0 million and $5.4 million for the three and six months ended July 2, 2017, respectively.
As of July 1, 2018, there was $21.6 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 39,133 performance restricted stock units during the six months ended July 1, 2018 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the six months ended July 1, 2018 was $80.31. During the six months ended July 1, 2018, no performance restricted stock units were forfeited. As of July 1, 2018, there were 93,470 performance restricted stock units outstanding. The total compensation expense recognized related to the performance restricted stock units was $0.5 million and $0.9 million for the three and six months ended July 1, 2018, respectively, and $0.2 million and $0.5 million for the three and six months ended July 2, 2017, respectively.
Performance Units: As part of the Company's executive compensation program, the Company granted 37,281 performance units during the six months ended July 1, 2018. The weighted-average per-share grant-date fair value of performance units granted during the six months ended July 1, 2018 was $73.23. During the six months ended July 1, 2018, no performance units were forfeited. As of July 1, 2018, there were 201,762 performance units outstanding and subject to forfeiture, with a corresponding liability of $8.6 million recorded in accrued expenses and other current liabilities. The total compensation expense recognized related to performance units was $1.0 million and $2.3 million for the three and six months ended July 1, 2018, respectively, and $1.7 million and $2.8 million for the three and six months ended July 2, 2017, respectively.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. The Company granted 1,386 shares to each non-employee member of the Board during the six months ended July 1, 2018. The weighted-average per-share grant-date fair value of the stock awards granted during the six months ended July 1, 2018 was $72.17. The total compensation expense recognized related to the stock awards was $0.8 million and $0.7 million for the six months ended July 1, 2018 and July 2, 2017, respectively.
Employee Stock Purchase Plan: During the six months ended July 1, 2018, the Company issued 21,321 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $69.57 per share. During the six months ended July 2, 2017, the Company issued 18,483 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $64.73 per share. At July 1, 2018, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2018, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2018.
The changes in the carrying amount of goodwill for the six months ended July 1, 2018 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 31, 2017	$1,344,235	$1,657,963	$3,002,198
Foreign currency translation	(22,053)	(26,648)	(48,701)
Acquisitions and other	10,191	(22,863)	(12,672)
Balance at July 1, 2018	$1,332,373	$1,608,452	$2,940,825
Identifiable intangible asset balances at July 1, 2018 and December 31, 2017 by category were as follows:

	July 1, 2018	December 31, 2017
	(In thousands)
Patents	$39,953	$39,959
Less: Accumulated amortization	(36,389)	(35,085)
Net patents	3,564	4,874
Trade names and trademarks	79,586	80,974
Less: Accumulated amortization	(31,400)	(28,250)
Net trade names and trademarks	48,186	52,724
Licenses	51,720	53,300
Less: Accumulated amortization	(44,062)	(42,635)
Net licenses	7,658	10,665
Core technology	478,499	471,740
Less: Accumulated amortization	(263,080)	(244,916)
Net core technology	215,419	226,824
Customer relationships	1,126,608	1,141,511
Less: Accumulated amortization	(276,368)	(242,840)
Net customer relationships	850,240	898,671
IPR&D	81,152	88,025
Less: Accumulated amortization	(5,936)	(5,427)
Net IPR&D	75,216	82,598
Net amortizable intangible assets	1,200,283	1,276,356
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,270,867	$1,346,940
Total amortization expense related to definite-lived intangible assets was $32.5 million and $65.4 million for the three and six months ended July 1, 2018, respectively, and $17.5 million and $34.6 million for the three and six months ended July 2, 2017, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $68.3 million for the remainder of fiscal year 2018, $144.5 million for fiscal year 2019, $146.9 million for fiscal year 2020, $131.6 million for fiscal year 2021, and $119.6 million for fiscal year 2022.

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
A summary of warranty reserve activity for the three and six months ended July 1, 2018 and July 2, 2017 is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Balance at beginning of period	$8,786	$8,937	$9,050	$9,012
Provision charged to income	3,515	3,391	6,685	6,380
Payments	(3,490)	(3,412)	(6,967)	(7,137)
Adjustments to previously provided warranties, net	446	(24)	336	515
Foreign currency translation and acquisitions	(314)	196	(161)	318
Balance at end of period	$8,943	$9,088	$8,943	$9,088

Note 17: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans for the three and six months ended July 1, 2018 and July 2, 2017:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Service and administrative costs	$1,712	$1,222	$26	$23
Interest cost	4,057	4,133	30	31
Expected return on plan assets	(7,310)	(6,541)	(313)	(278)
Amortization of prior service costs	(41)	(48)	—	—
Net periodic pension credit	$(1,582)	$(1,234)	$(257)	$(224)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Service and administrative costs	$3,468	$2,436	$53	$46
Interest cost	8,161	8,260	60	62
Expected return on plan assets	(14,656)	(13,041)	(627)	(557)
Amortization of prior service costs	(82)	(95)	—	—
Net periodic benefit credit	$(3,109)	$(2,440)	$(514)	$(449)
During the six months ended July 1, 2018 and July 2, 2017, the Company contributed $4.4 million and $4.1 million, respectively, in the aggregate, to pension plans outside of the United States. During the six months ended July 1, 2018, the Company contributed $15.0 million to its defined benefit pension plan in the United States for the plan year 2017.
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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $147.6 million, $212.1 million and $128.6 million at July 1, 2018, December 31, 2017 and July 2, 2017, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 1, 2018 and July 2, 2017.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €49.7 million and combined U.S. Dollar notional amounts of $50.8 million as of July 1, 2018, combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, and combined Euro notional amounts of €23.5 million and combined U.S. Dollar notional amounts of $133.3 million as of July 2, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 1, 2018 and July 2, 2017. The Company paid $32.7 million and $4.3 million during the six months ended July 1, 2018 and July 2, 2017, respectively, from the settlement of these hedges.
In April 2018, the Company entered into a series of foreign currency forward contracts with a notional amount of €298.7 million to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during the second quarter of 2018 and the Company recorded a net realized foreign exchange loss in AOCI of $2.6 million for the three and six months ended July 1, 2018.
During fiscal year 2016, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. In January 2018, the Company removed the hedging relationship of its 2026 Notes and investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. In April 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 1, 2018, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €135.6 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $4.8 million and $6.9 million for the three and six months ended July 1, 2018, respectively.
In April 2018, the Company designated the April 2021 Notes with a notional amount of €298.7 million to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 1, 2018, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €298.7 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $20.8 million for the three and six months ended July 1, 2018.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 19: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of July 1, 2018.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 1, 2018. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 1, 2018 and December 31, 2017 classified in one of the three classifications described above:

		Fair Value Measurements at July 1, 2018 Using:
	Total Carrying Value at July 1, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,271	$2,271	$—	$—
Foreign exchange derivative assets	3,367	—	3,367	—
Foreign exchange derivative liabilities	(535)	—	(535)	—
Contingent consideration	(74,093)	—	—	(74,093)

		Fair Value Measurements at December 31, 2017 Using:
	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,208	$2,208	$—	$—
Foreign exchange derivative assets	1,431	—	1,431	—
Foreign exchange derivative liabilities	(23,638)	—	(23,638)	—
Contingent consideration	(65,328)	—	—	(65,328)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 1, 2018 and December 31, 2017, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the second quarter of fiscal year 2018, the Company updated the fair value of the contingent consideration and recorded a liability of $72.4 million as of July 1, 2018. The key assumptions used to determine the fair value of the contingent consideration as of July 1, 2018 included projected milestone dates of 2018 to 2019, discount rates ranging from 3.1% to 9.1%, conditional probabilities of success of each individual milestone ranging from 90% to 100% and cumulative probabilities of success for each individual milestone ranging from 73.1% to 100%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
During the second quarter of fiscal year 2018, the Company recorded a contingent consideration obligation relating to its acquisition of SSI with an estimated fair value of $1.7 million.

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
As of July 1, 2018, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $85.0 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 1.3 years from July 1, 2018, and the remaining weighted average expected earnout period at July 1, 2018 was 0.5 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Balance at beginning of period	$(65,445)	$(63,978)	$(65,328)	$(63,201)
Additions	(1,700)	—	(1,700)	—
Amounts paid and foreign currency translation	—	—	—	34
Change in fair value (included within selling, general and administrative expenses)	(6,948)	(98)	(7,065)	(909)
Balance at end of period	$(74,093)	$(64,076)	$(74,093)	$(64,076)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of July 1, 2018, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $497.1 million, net of $2.9 million of unamortized debt issuance costs. As of December 31, 2017, the Company’s senior unsecured revolving credit facility had a carrying value of $621.7 million, net of $3.3 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2018. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's November 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $496.9 million, net of $1.3 million of unamortized original issue discount and $1.8 million of unamortized debt issuance costs as of July 1, 2018. The November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 31, 2017. The November 2021 Notes had a fair value of $521.0 million and $536.6 million as of July 1, 2018 and December 31, 2017, respectively. The fair value of the November 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $575.1 million, net of $4.3 million of unamortized original issue discount and $4.0 million of unamortized debt issuance costs as of July 1, 2018. The 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs as of December 31, 2017. The 2026 Notes had a fair value of €506.6 million and €508.9 million as of July 1, 2018 and December 31, 2017, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's April 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $347.2 million, net of $0.2 million of unamortized original issue discount and $2.7 million of unamortized debt issuance costs as of July 1, 2018. The April 2021 Notes had a fair value of €301.9 million as of July 1, 2018. The fair value of the April 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $35.3 million and $35.9 million as of July 1, 2018 and December 31, 2017, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.

As of July 1, 2018, the November 2021 Notes, 2026 Notes, April 2021 Notes and financing lease obligations were classified as Level 2.
The Company’s other debt facilities that were assumed from the EUROIMMUN acquisition had an aggregate carrying value of $48.9 million and $60.2 million as of July 1, 2018 and December 31, 2017, respectively. The bank loans in the aggregate amount of $45.3 million bear fixed interest rates between 0.05% and 7.9% and bank loans in the aggregate amount of $3.6 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. The Company had no change in credit standing during the first six months of fiscal year 2018. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of July 1, 2018, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 20: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $9.1 million and $9.4 million as of July 1, 2018 and December 31, 2017, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 1, 2018 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Second Quarter of Fiscal Year 2018
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 30, 2018 ("fiscal year 2018") will include 52 weeks, and the fiscal year ended December 31, 2017 ("fiscal year 2017") included 52 weeks.
Our overall revenue in the second quarter of fiscal year 2018 was $703.4 million and increased $156.4 million, or 29%, as compared to the second quarter of fiscal year 2017, reflecting an increase of $47.5 million, or 12%, in our Discovery & Analytical Solutions segment revenue and an increase of $108.9 million, or 66%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the second quarter of fiscal year 2018 was primarily due to an increase in our applied markets revenue, as well as an increase in our life sciences market revenue. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2018 was primarily due to our acquisition of EUROIMMUN, which contributed $90.2 million in revenues during the second quarter of fiscal year 2018, as well as strong performance of our reproductive health, genomics and immuno-diagnostics solutions.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the second quarter of fiscal year 2018 as compared to the second quarter of fiscal year 2017. During the second quarter of fiscal year 2018, revenue increased in our applied markets primarily driven by strength in sales of industrial, environmental and food offerings. In addition, the increase in our life sciences market revenue was driven by strength in drug discovery sales, increased demand for our OneSource laboratory service business and a strong performance in our Informatics business.
In our Diagnostics segment, we experienced growth from our acquisition of EUROIMMUN and continued expansion in our reproductive health, genetic testing and immuno-diagnostics solutions, particularly in Europe, Americas and emerging markets, such as China and India.
Our consolidated gross margins increased 126 basis points in the second quarter of fiscal year 2018, as compared to the second quarter of fiscal year 2017, primarily due to strong volume leverage and benefits from our initiatives to improve our supply chain. Our consolidated operating margins decreased 104 basis points in the second quarter of fiscal year 2018, as compared to the second quarter of fiscal year 2017, primarily due to increased costs related to amortization of acquired intangible assets and investments in new product development, which were partially offset by lower costs as a result of our cost containment and productivity initiatives.
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
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed in Note 3, Changes in Accounting Policies, in the Notes to Condensed Consolidated Financial Statements. For a more detailed discussion of our critical accounting policies and estimates, other than the changes in revenue recognition, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the six months ended July 1, 2018, other than the changes in revenue recognition mentioned above.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 1, 2018 was $703.4 million, as compared to $547.0 million for the three months ended July 2, 2017, an increase of $156.4 million, or 29%, which includes an approximate 16% increase in revenue attributable to acquisitions and divestitures and a 2% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 1, 2018 as compared to the three months ended July 2, 2017 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $430.6 million for the three months ended July 1, 2018, as compared to $383.1 million for the three months ended July 2, 2017, an increase of $47.5 million, or 12%, primarily due to an increase of $26.7 million from our applied markets revenue, and an increase of $20.8 million from our life sciences market revenue. Our Diagnostics segment revenue was $272.7 million for the three months ended July 1, 2018, as compared to $163.8 million for the three months ended July 2, 2017, an increase of $108.9 million, or 66%, primarily due to our acquisition of EUROIMMUN, which contributed $90.2 million in revenues during the second quarter of fiscal year 2018, and continued expansion in our reproductive health, genetic testing and immuno-diagnostics solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended July 1, 2018 and July 2, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended July 1, 2018 was $1,347.3 million, as compared to $1,061.1 million for the six months ended July 2, 2017, an increase of $286.3 million, or 27%, which includes an approximate 15% increase in revenue attributable to acquisitions and divestitures and a 4% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 1, 2018 as compared to the six months ended July 2, 2017 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $827.2 million for the six months ended July 1, 2018, as compared to $744.9 million for the six months ended July 2, 2017, an increase of $82.3 million, or 11%, primarily due to an increase of $43.6 million from our life sciences market revenue and an increase of $38.7 million from our applied markets revenue. Our Diagnostics segment revenue was $520.2 million for the six months ended July 1, 2018, as compared to $316.2 million for the six months ended July 2, 2017, an increase of $204.0 million, or 65%, primarily due to our acquisition of EUROIMMUN, which contributed $172.2 million in revenues during the six months ended July 1, 2018, and continued expansion in our reproductive health, genetic testing and infectious disease screening solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue for each of the six months ended July 1, 2018 and July 2, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 1, 2018 was $363.2 million, as compared to $289.4 million for the three months ended July 2, 2017, an increase of $73.9 million, or 26%. As a percentage of revenue, cost of revenue decreased to 51.6% for the three months ended July 1, 2018, from 52.9% for the three months ended July 2, 2017, resulting in an increase in gross margin of 126 basis points to 48.4% for the three months ended July 1, 2018, from 47.1% for the three months ended July 2, 2017. Amortization of intangible assets increased and was $11.6 million for the three months ended July 1, 2018, as compared to $7.1 million for the three months ended July 2, 2017. Stock-based compensation expense was $0.4 million for the three months ended July 1, 2018, as compared to $0.3 million for the three months ended July 2, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $9.0 million for the three months ended July 1, 2018 as compared to $2.1 million for the three months ended July 2, 2017. In addition to the above items, the overall increase in gross margin was primarily due to strong volume leverage and benefits from our initiatives to improve our supply chain.
Cost of revenue for the six months ended July 1, 2018 was $715.0 million, as compared to $563.7 million for the six months ended July 2, 2017, an increase of $151.3 million, or 27%. As a percentage of revenue, cost of revenue decreased to 53.0% for the six months ended July 1, 2018, from 53.1% for the six months ended July 2, 2017, resulting in an increase in gross margin of 6 basis points to 46.93% for the six months ended July 1, 2018, from 46.87% for the six months ended July 2, 2017. Amortization of intangible assets increased and was $23.3 million for the six months ended July 1, 2018, as compared to $14.2 million for the six months ended July 2, 2017. Stock-based compensation expense was $0.7 million for the six months ended July 1, 2018, as compared to $0.5 million for the six months ended July 2, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $18.2 million for the six months ended July 1, 2018 as compared to $4.2 million for the six months ended July 2, 2017. In addition to the above items, the overall increase in gross margin was primarily the result of a favorable shift in product mix and benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 1, 2018 were $204.9 million, as compared to $149.9 million for the three months ended July 2, 2017, an increase of $55.0 million, or 37%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.1% for the three months ended July 1, 2018, as compared to 27.4% for the three months ended July 2, 2017. Amortization of intangible assets increased and was $20.9 million for the three months ended July 1, 2018, as compared to $10.4 million for the three months ended July 2, 2017. Stock-based compensation expense was $6.1 million for the three months ended July 1, 2018 as compared to $6.2 million for the three months ended July 2, 2017. Other purchase accounting adjustments added an incremental expense of $7.0 million for the three months ended July 1, 2018, as compared to $0.1 million for the three months ended July 2, 2017. Acquisition and divestiture-related expenses added an incremental expense of $1.6 million for the three months ended July 1, 2018, as compared to $3.7 million for the three months ended July 2, 2017. Net reversal of legal costs for a particular case decreased expenses by $0.1 million for the three months ended July 1, 2018. In addition to the above items, the increase in selling, general and administrative expenses was primarily due to our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended July 1, 2018 were $404.6 million, as compared to $296.9 million for the six months ended July 2, 2017, an increase of $107.7 million, or 36%. As a percentage of revenue, selling, general and administrative expenses increased and were 30.0% for the six months ended July 1, 2018, as compared to 28.0% for the six months ended July 2, 2017. Amortization of intangible assets increased and was $42.0 million for the six months ended July 1, 2018, as compared to $20.2 million for the six months ended July 2, 2017. Stock-based compensation expense was $10.8 million for the six months ended July 1, 2018 as compared to $10.5 million for the six months ended July 2, 2017. Other purchase accounting adjustments added an incremental expense of $7.1 million for the six months ended July 1, 2018, as compared to $0.9 million for the six months ended July 2, 2017. Acquisition and divestiture-related expenses added an incremental expense of $4.2 million for the six months ended July 1, 2018, as compared to $6.3 million for the six months ended July 2, 2017. Legal costs for a particular case were $4.2 million for the six months ended July 1, 2018. In addition to the above items, the increase in selling, general and administrative expenses was primarily due to our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

Research and Development Expenses
Research and development expenses for the three months ended July 1, 2018 were $47.2 million, as compared to $33.6 million for the three months ended July 2, 2017, an increase of $13.6 million, or 41%. As a percentage of revenue, research and development expenses increased and were 6.7% for the three months ended July 1, 2018, as compared to 6.1% for the three months ended July 2, 2017. Amortization of intangible assets was minimal for each of the three months ended July 1, 2018 and July 2, 2017. Stock-based compensation expense was $0.4 million for each of the three months ended July 1, 2018 and July 2, 2017. The increase in research and development expenses was primarily the result of investments in new product development and our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and development expenses for the six months ended July 1, 2018 were $93.2 million, as compared to $66.8 million for the six months ended July 2, 2017, an increase of $26.3 million, or 39%. As a percentage of revenue, research and development expenses increased and were 6.9% for the six months ended July 1, 2018, as compared to 6.3% for the six months ended July 2, 2017. Amortization of intangible assets was minimal for each of the six months ended July 1, 2018 and July 2, 2017. Stock-based compensation expense was $0.7 million for each of the six months ended July 1, 2018 and July 2, 2017. The increase in research and development expenses was primarily the result of investments in new product development and our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

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

We implemented a restructuring plan in the first quarter of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan"). We implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan and "Q3 2017 Plan", respectively). We implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in our 2017 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2018 and 2017 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2018 Plan	47	$5,096	$902	$—	$—	$5,998	Q2 FY2019	—
Q4 2017 Plan	29	1,680	255	—	—	1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,321	1,021	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q4 FY2018	Q4 FY2018
We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.2 million during the six months ended July 1, 2018 in the DAS segment.

At July 1, 2018, we had $12.2 million recorded for accrued restructuring and contract termination charges, of which $7.4 million was recorded in short-term accrued restructuring and contract termination charges, $1.9 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. At December 31, 2017, we had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring and contract termination charges, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended July 1, 2018:

	Balance at December 31, 2017	2018 Charges	2018 Changes in Estimates, Net	2018 Amounts Paid	Balance at July 1, 2018
	(In thousands)
Severance:
Q1 2018 Plan	$—	$5,998	$—	$(3,606)	$2,392
Q4 2017 Plan	1,919	—	—	(1,316)	603
Q3 2017 Plan	2,072	—	—	(863)	1,209
Q1 2017 Plan	2,498	—	—	(1,073)	1,425

Facility:
Q1 2017 Plan	33	—	—	(22)	11

Previous Plans	4,399	—	353	(1,435)	3,317
Restructuring	10,921	5,998	353	(8,315)	8,957
Contract Termination	3,048	—	227	—	3,275
Total Restructuring and Contract Termination	$13,969	$5,998	$580	$(8,315)	$12,232

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Interest income	$(173)	$(490)	$(438)	$(710)
Interest expense	16,411	10,672	34,061	21,536
Loss on disposition of businesses and assets, net	—	301	—	301
Other expense (income), net	118	(7,092)	(5,837)	(7,908)
Total interest and other expense, net	$16,356	$3,391	$27,786	$13,219
Interest and other expense, net, for the three months ended July 1, 2018 was an expense of $16.4 million, as compared to an expense of $3.4 million for the three months ended July 2, 2017, an increase of $13.0 million. The increase in interest and other expense, net, for the three months ended July 1, 2018, as compared to the three months ended July 2, 2017, was primarily due to an increase in interest expense by $5.7 million due to higher outstanding bank debt balances as well as the new April 2021 Notes related to financing of the EUROIMMUN acquisition, and an increase in other expense, net by $7.2 million which consisted primarily of gains and expenses related to foreign currency transactions, translation of non-functional currency assets and liabilities and other components of net periodic pension credit. The other components of net periodic pension credit were $2.5 million and $1.8 million for the three months ended July 1, 2018 and July 2, 2017, respectively.
Interest and other expense, net, for the six months ended July 1, 2018 was an expense of $27.8 million, as compared to an expense of $13.2 million for the six months ended July 2, 2017, an increase of $14.6 million. The increase in interest and other expense, net, for the six months ended July 1, 2018, as compared to the six months ended July 2, 2017, was primarily due to an increase in interest expense by $12.5 million due to higher outstanding bank debt balances as well as the new April 2021 Notes related to financing of the EUROIMMUN acquisition, and an increase in other expense, net by $2.1 million which consisted primarily of gains and expenses related to foreign currency transactions, translation of non-functional currency assets and liabilities and other components of net periodic pension credit. The other components of net periodic pension credit were $5.0 million and $3.6 million for the six months ended July 1, 2018 and July 2, 2017, respectively. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
For the three months ended July 1, 2018, the provision for income taxes from continuing operations was $7.0 million, as compared to $8.1 million for the three months ended July 2, 2017. For the six months ended July 1, 2018, the provision for income taxes from continuing operations was $9.5 million, as compared to $12.0 million for the six months ended July 2, 2017.
On December 22, 2017, the President of the United States signed into law tax reform legislation, known as the Tax Cuts and Jobs Act (the "Tax Act"), which makes broad and complex changes to the U.S. Internal Revenue Code. Changes include, but are not limited to: (1) the lowering of the U.S. corporate tax rate from 35% to 21%; (2) the transition of U.S. international taxation from a worldwide tax system to a modified territorial system with a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017; (3) a new provision designed to tax global intangible low-taxed income (GILTI); (4) the creation of the base erosion anti-abuse tax (BEAT), which is effectively a new minimum tax; (5) the deduction for foreign-derived intangible income (FDII); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; and (8) limitations on the deductibility of certain executive compensation. Based on available information, we have performed a preliminary analysis of the impacts of the Tax Act, and the details are discussed more fully in Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements.
The effective tax rate from continuing operations was 9.8% and 9.5% for the three and six months ended July 1, 2018, respectively, as compared to 11.4% and 10.8% for the three and six months ended July 2, 2017, respectively. The lower effective tax rate during the three months ended July 1, 2018, as compared to the three months ended July 2, 2017, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2018 as compared to fiscal year 2017, partially offset by lower tax benefits related to discrete items, which were $0.2 million in the three months ended July 1, 2018, as compared to $2.4 million in the three months ended July 2, 2017. The lower effective tax rate during the six months ended July 1, 2018, as compared to the six months ended July 2, 2017, was due to lower projected income in certain higher tax rate jurisdictions in fiscal year 2018 as compared to fiscal year 2017, partially offset by lower tax benefits related to discrete items, which were $1.6 million in the six months ended July 1, 2018, as compared to $4.9 million in the six months ended July 2, 2017.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations, and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operations, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of July 1, 2018 and December 31, 2017.
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
Following the closing, we provided certain customary transitional services during a period of up to 12 months. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.

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
The summary pre-tax operating results of the discontinued operations, were as follows for the three and six months ended:

	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Revenue	$—	$8,249	$—	$44,343
Cost of revenue	—	8,138	—	32,933
Selling, general and administrative expenses	—	1,926	—	5,869
Research and development expenses	—	1,294	—	4,891
Income from discontinued operations before income taxes	$—	$(3,109)	$—	$650
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $9.1 million and $9.4 million as of July 1, 2018 and December 31, 2017, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at July 1, 2018 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended July 1, 2018 was $430.6 million, as compared to $383.1 million for the three months ended July 2, 2017, an increase of $47.5 million, or 12%, which includes an approximate 2% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the three months ended July 1, 2018, as compared to the three months ended July 2, 2017, and includes the effect of foreign exchange fluctuations. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase in our applied markets revenue of $26.7 million and an increase of $20.8 million in our life sciences market revenue. The increase in our applied markets revenue was driven by strength in sales of industrial, environmental and food offerings. The increase in our life sciences market revenue was driven by strength in drug discovery sales, increased demand for our OneSource laboratory service business and a strong performance from our Informatics business.
Revenue for the six months ended July 1, 2018 was $827.2 million, as compared to $744.9 million for the six months ended July 2, 2017, an increase of $82.3 million, or 11%, which includes an approximate 4% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by product type for the six months ended July 1, 2018, as compared to the six months ended July 2, 2017, and includes the effect of foreign exchange fluctuations. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $43.6 million in our life sciences market revenue and an increase in applied markets revenue of $38.7 million. In our life sciences market, we experienced increased demand for our OneSource laboratory service business and a strong performance from our Informatics business. In our applied markets, we experienced higher growth in our industrial, environmental and food offerings, driven by solid ICP, GC, mass spectrometer, spectroscopy and thermal elemental sales.
Operating income from continuing operations for the three months ended July 1, 2018 was $64.7 million, as compared to $51.1 million for the three months ended July 2, 2017, an increase of $13.5 million, or 26%. Amortization of intangible assets was $11.5 million for the three months ended July 1, 2018, as compared to $12.4 million for the three months ended July 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs were minimal for the three months ended July 1, 2018, as compared to $0.1 million for the three months ended July 2, 2017. Legal costs for a particular case were $0.2 million for the three months ended July 1, 2018. In addition to the factors noted above, operating income increased for the three months ended July 1, 2018, as compared to the three months ended July 2, 2017, as we continued to realize the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses.
Operating income from continuing operations for the six months ended July 1, 2018 was $100.9 million, as compared to $81.3 million for the six months ended July 2, 2017, an increase of $19.5 million, or 24%. Amortization of intangible assets was $23.2 million for the six months ended July 1, 2018, as compared to $24.6 million for the six months ended July 2, 2017. Restructuring and contract termination charges, net, were $5.7 million for the six months ended July 1, 2018, as compared to $8.0 million for the six months ended July 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.1 million for the six months ended July 1, 2018, as compared to $0.4 million for the six months ended July 2, 2017. Legal costs for a particular case were $4.4 million for the six months ended July 1, 2018. In addition to the factors noted above, operating income increased for the six months ended July 1, 2018, as compared to the six months ended July 2, 2017, as we continued to realize the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses.
Diagnostics
Revenue for the three months ended July 1, 2018 was $272.7 million, as compared to $163.8 million for the three months ended July 2, 2017, an increase of $108.9 million, or 66%, which includes an approximate 53% increase in revenue attributable to acquisitions and divestitures and a 3% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended July 1, 2018 and July 2, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from our acquisition of EUROIMMUN, which contributed $90.2 million in revenues during the three months ended July 1, 2018, and continued expansion of our reproductive health, genetic testing and immuno-diagnostics solutions, particularly in Europe, Americas and emerging markets, such as China and India.
Revenue for the six months ended July 1, 2018 was $520.2 million, as compared to $316.2 million for the six months ended July 2, 2017, an increase of $204.0 million, or 65%, which includes an approximate 52% increase in revenue attributable to acquisitions and divestitures and a 4% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue in our Diagnostics segment for each of the six months ended July 1, 2018 and July 2, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from our acquisition of EUROIMMUN, which contributed $172.2 million in revenues during the six months ended July 1, 2018, and continued expansion of our reproductive health, genetic testing and immuno-diagnostics solutions in key regions outside the United States, particularly in Europe and emerging markets such as China and India.

Operating income from continuing operations for the three months ended July 1, 2018 was $38.8 million, as compared to $36.9 million for the three months ended July 2, 2017, an increase of $1.8 million, or 5%. Amortization of intangible assets increased and was $21.0 million for the three months ended July 1, 2018, as compared to $5.2 million for the three months ended July 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $8.8 million for the three months ended July 1, 2018, as compared to $3.9 million for the three months ended July 2, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $9.0 million for the three months ended July 1, 2018, as compared to $2.1 million for the three months ended July 2, 2017. Net reversal of legal costs for a particular case decreased expenses by $0.3 million for the three months ended July 1, 2018. In addition to the factors noted above, operating income increased for the three months ended July 1, 2018, as compared to the three months ended July 2, 2017, primarily the result of a favorable shift in product mix, higher sales volume, strong reproductive health sales and benefits from our initiatives to improve our supply chain.
Operating income from continuing operations for the six months ended July 1, 2018 was $57.2 million, as compared to $69.7 million for the six months ended July 2, 2017, a decrease of $12.5 million, or 18%. Amortization of intangible assets increased and was $42.2 million for the six months ended July 1, 2018, as compared to $10.0 million for the six months ended July 2, 2017. Restructuring and contract termination charges, net, were $0.9 million for the six months ended July 1, 2018, as compared to $1.7 million for the six months ended July 2, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $11.6 million for the six months ended July 1, 2018, as compared to $7.3 million for the six months ended July 2, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $18.2 million for the six months ended July 1, 2018, as compared to $4.2 million for the six months ended July 2, 2017. Net reversal of legal costs for a particular case decreased expenses by $0.2 million for the six months ended July 1, 2018. In addition to the factors noted above, operating income decreased for the six months ended July 1, 2018, as compared to the six months ended July 2, 2017, primarily the result of an unfavorable shift in product mix partially offset by higher sales volume, strong reproductive health sales and benefits from our initiatives to improve our supply chain.

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
At July 1, 2018, we had cash and cash equivalents of $163.4 million, of which $147.5 million was held by our non-U.S. subsidiaries, and we had $488.6 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at July 1, 2018.

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
On July 27, 2016, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program") that was scheduled to expire on July 26, 2018 unless terminated earlier by our Board. During the six months ended July 1, 2018, we had no stock repurchases under the Repurchase Program. As of July 1, 2018, 8.0 million shares remained available for repurchase under the Repurchase Program. On July 23, 2018, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 1, 2018, we repurchased 1,250 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the six months ended July 1, 2018, we repurchased 59,699 shares of common stock for this purpose at an aggregate cost of $4.6 million.
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
During the first six months of fiscal year 2018, we contributed $4.4 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $4.5 million by the end of fiscal year 2018. During the six months ended July 1, 2018, we contributed $15.0 million to our defined benefit pension plan in the United States for plan year 2017. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in other income or expense in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2018. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss will be recorded in fiscal year 2018. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2018.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $58.4 million for the six months ended July 1, 2018, as compared to net cash provided by continuing operations of $95.6 million for the six months ended July 2, 2017, a decrease in cash provided by operating activities of $37.2 million. The cash provided by operating activities for the six months ended July 1, 2018 was principally a result of a net cash decrease in accrued expenses, other assets and liabilities and other items of $61.7 million and a net cash decrease in working capital of $86.1 million. These items were partially offset by income from continuing operations of $90.7 million, and non-cash charges, including depreciation and amortization of $88.2 million, restructuring and contract termination charges, net of $6.6 million, stock-based compensation expense of $12.1 million, amortization of deferred debt issuance costs and accretion of discounts of $1.5 million, and change in fair value of contingent consideration of $7.1 million. Contributing to the net cash decrease in working capital for the six months ended July 1, 2018, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $24.4 million, an increase in accounts receivable of $18.8 million and an increase in inventory of $43.0 million. The decrease in accounts payable was primarily a result of the timing of disbursements during the first six months of fiscal year 2018. The increase in accounts receivable was a result of higher sales volume during the first six months of fiscal year 2018. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Discovery & Analytical Solutions and Diagnostics segments to improve responsiveness to customer requirements and to facilitate the introduction of new products. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $61.7 million for the six months ended July 1, 2018, as compared to $50.7 million for the six months ended July 2, 2017. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $79.9 million for the six months ended July 1, 2018, as compared to $135.0 million for the six months ended July 2, 2017, a decrease of $55.1 million. For the six months ended July 1, 2018, the net cash used in investing activities of our continuing operations was principally a result of capital expenditures of $39.6 million and $40.6 million of cash used for acquisitions and investments. These items were partially offset by $0.2 million in proceeds from disposition of investments and $0.1 million in proceeds from the surrender of life insurance policies. Net cash used for capital expenditures was $11.5 million for the six months ended July 2, 2017. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the six months ended July 2, 2017, we used $123.6 million in cash for acquisitions and investments.
Financing Activities. Net cash used in financing activities of continuing operations was $12.9 million for the six months ended July 1, 2018, as compared to net cash used in financing activities of continuing operations of $18.2 million for the six months ended July 2, 2017, a decrease in cash used in financing activities of continuing operations of $5.3 million. During the six months ended July 1, 2018, we paid $32.7 million as compared to $4.3 million for settlement of forward foreign exchange contracts for the six months ended July 2, 2017. During the six months ended July 1, 2018, we paid $15.5 million as compared to $15.4 million in dividends for the six months ended July 2, 2017. During the six months ended July 1, 2018, we had net payments on other credit facilities of $10.2 million as compared to $0.6 million for the six months ended July 2, 2017. During the six months ended July 1, 2018, we repurchased 59,699 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $4.6 million. This compares to repurchases of 70,540 shares of common stock pursuant to our equity incentive plans for the six months ended July 2, 2017, for a total cost of $3.3 million. We made $8.9 million in payments for acquisition-related contingent consideration for the six months ended July 2, 2017. This cash used in financing activities during the six months ended July 1, 2018 was partially offset by proceeds of $369.3 million from the sale of our 0.6% senior unsecured notes due in 2021, and we paid $2.6 million for debt issuance costs. During the six months ended July 1, 2018, borrowings from our senior unsecured revolving credit facility totaled $342.0 million, which were more than offset by debt payments of $667.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $147.0 million, which were partially offset by our debt payments of $146.0 million during the six months ended July 2, 2017. Proceeds from the issuance of common stock under our stock plans were $8.3 million during the six months ended July 1, 2018 as compared to $13.2 million for the six months ended July 2, 2017.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility.  Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of July 1, 2018, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of July 1, 2018, we had $488.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of July 1, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of July 1, 2018 was 2.12%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.22%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of July 1, 2018. As of July 1, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $500.0 million, and $2.9 million of unamortized debt issuance costs. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of July 1, 2018.
Senior Unsecured Term Loan Credit Facility. We entered into a senior unsecured term loan credit facility on August 11, 2017 that provided for $200.0 million of term loans and had an initial maturity of twelve months from December 19, 2017, the date of the initial draw. We utilized the senior unsecured term loan facility for the acquisition of EUROIMMUN. The interest rates under the senior unsecured term loan credit facility were based on the Eurocurrency rate or the base rate at the time of the borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. In April 2018, we paid in full the outstanding balance of $200.0 million on the senior unsecured term loan credit facility, from the proceeds of the 0.6% senior unsecured notes due in 2021 that were issued in April 2018.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of July 1, 2018, the November 2021 Notes had an aggregate carrying value of $496.9 million, net of $1.3 million of unamortized original issue discount and $1.8 million of unamortized debt issuance costs. As of December 31, 2017, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require us to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of July 1, 2018, the 2026 Notes had an aggregate carrying value of $575.1 million, net of $4.3 million of unamortized original issue discount and $4.0 million of unamortized debt issuance costs. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of July 1, 2018, the April 2021 Notes had an aggregate carrying value of $347.2 million, net of $0.2 million of unamortized original issue discount and $2.7 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of our senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for our acquisition of EUROIMMUM, which closed in December 19, 2017. Prior to the maturity date of the April 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $46.4 million (or €39.8 million) and $57.2 million (or €47.6 million) as of July 1, 2018 and December 31, 2017, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. The bank loans in the aggregate amount of $42.8 million bear fixed interest rates between 1.1% and 7.9% and bank loans in the aggregate amount of $3.6 million bear variable interest rates based on the Euribor rate plus a margin between 1.3% and 1.5%. An aggregate amount of $5.6 million of the bank loans are secured by mortgages on real property and the remaining $40.8 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable covenants as of July 1, 2018.
In addition, we have other unsecured revolving credit facilities and a secured bank loan in the amount of $2.2 million and $0.3 million, respectively, as of July 1, 2018. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 1.95% and will mature in 2018. The secured bank loan of $0.3 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At July 1, 2018, we had $35.3 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.8 million was recorded as long-term debt. At December 31, 2017, we had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first two quarters of fiscal year 2018 and in each quarter of fiscal year 2017. At July 1, 2018, we had accrued $7.7 million for dividends declared on April 26, 2018 for the second quarter of fiscal year 2018 that will be payable on August 10, 2018. On July 23, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2018 that will be payable on November 10, 2018. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K have changed due to new lease agreements for certain operating facilities.
During the six months ended July 1, 2018, we entered into new lease agreements for certain operating facilities. Our total rental payments to the lessors are now expected to be $17.5 million for the remainder of fiscal year 2018, $27.0 million for fiscal year 2019, $19.9 million for fiscal year 2020, $15.4 million for fiscal year 2021, $9.0 million for fiscal year 2022 and $22.3 million in the aggregate thereafter. There have not been any other material changes during the first six months of fiscal year 2018.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $147.6 million, $212.1 million and $128.6 million at July 1, 2018, December 31, 2017 and July 2, 2017, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 1, 2018 and July 2, 2017.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €49.7 million and combined U.S. Dollar notional amounts of $50.8 million as of July 1, 2018, combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, and combined Euro notional amounts of €23.5 million and combined U.S. Dollar notional amounts of $133.3 million as of July 2, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 1, 2018 and July 2, 2017. We paid $32.7 million and $4.3 million during the six months ended July 1, 2018 and July 2, 2017, respectively, from the settlement of these hedges.
In April 2018, we entered into a series of foreign currency forward contracts with a notional amount of €298.7 million to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during the second quarter of 2018 and we recorded a net realized foreign exchange loss in AOCI of $2.6 million for the three and six months ended July 1, 2018.
During fiscal year 2016, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. In January 2018, we removed the hedging relationship of our 2026 Notes and investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. In April 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 1, 2018, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €135.6 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $4.8 million and $6.9 million for the three and six months ended July 1, 2018, respectively.
In April 2018, we designated the April 2021 Notes with a notional amount of €298.7 million to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 1, 2018, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €298.7 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $20.8 million for the three and six months ended July 1, 2018.
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
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 1, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 1, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 1, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 1, 2018 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisition of Shanghai Spectrum Instruments Co., Ltd. and RHS Limited during fiscal year 2018. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the six months ended July 1, 2018. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
As of July 1, 2018, our total assets included $4.2 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On April 26, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2018 that will be payable on August 10, 2018. On July 23, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2018 that will be payable on November 10, 2018. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2018—April 29, 2018	281	$75.28	—	8,000,000
April 30, 2018—May 27, 2018	612	74.40	—	8,000,000
May 28, 2018—July 1, 2018	357	78.34	—	8,000,000
Activity for quarter ended July 1, 2018	1,250	$75.72	—	8,000,000
 ____________________

(1)
Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 1, 2018, we repurchased 1,250 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the six months ended July 1, 2018, we repurchased 59,699 shares of common stock for this purpose at an aggregate cost of $4.6 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value

(2)
On July 27, 2016, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program") that was scheduled to expire on July 26, 2018 unless terminated earlier by our Board. During the six months ended July 1, 2018, we had no stock repurchases under the Repurchase Program. As of July 1, 2018, 8.0 million shares remained available for repurchase under the Repurchase Program. On July 23, 2018, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase shares of common stock for an aggregate amount up to $250 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

4.1
Fourth Supplemental Indenture, dated as of April 11, 2018, among the Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of note contained therein) (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2018 (File No. 001-0575)).

4.2
Paying Agency Agreement, dated as of April 11, 2018, between the Company, U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2018 (File No. 001-0575)).

10.1
Employment Agreement by and between James M. Mock and the Company, dated as of April 10, 2018 (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed with the SEC on April 13, 2018 (File No. 001-05075)).

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2018 and July 2, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2018 and July 2, 2017, (iii) Condensed Consolidated Balance Sheets at July 1, 2018 and December 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2018 and July 2, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 7, 2018	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 7, 2018	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)