Form 10-Q
period 2018-09-30
PERKINELMER INC
filed 2018-11-06
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, there were outstanding 111,239,214 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except per share data)
Product revenue	$474,523	$354,819	$1,417,739	$1,043,534
Service revenue	199,790	199,456	603,908	571,818
Total revenue	674,313	554,275	2,021,647	1,615,352
Cost of product revenue	213,672	165,015	663,651	501,079
Cost of service revenue	128,314	120,293	393,307	347,948
Total cost of revenue	341,986	285,308	1,056,958	849,027
Selling, general and administrative expenses	196,769	152,775	601,374	449,642
Research and development expenses	48,848	34,885	142,028	101,731
Restructuring and contract termination charges, net	6,508	3,269	13,086	12,920
Operating income from continuing operations	80,202	78,038	208,201	202,032
Interest and other expense, net	2,161	(27,016)	29,947	(13,797)
Income from continuing operations before income taxes	78,041	105,054	178,254	215,829
Provision for income taxes	2,596	8,508	12,101	20,495
Income from continuing operations	75,445	96,546	166,153	195,334
Income from discontinued operations before income taxes	—	—	—	650
(Loss) gain on disposition of discontinued operations before income taxes	(308)	(206)	(859)	180,171
(Benefit from) provision for income taxes on discontinued operations and dispositions	(1,411)	5,262	(1,341)	42,405
Gain (loss) from discontinued operations and dispositions	1,103	(5,468)	482	138,416
Net income	$76,548	$91,078	$166,635	$333,750
Basic earnings per share:
Income from continuing operations	$0.68	$0.88	$1.50	$1.78
Gain (loss) from discontinued operations and dispositions	0.01	(0.05)	0.00	1.26
Net income	$0.69	$0.83	$1.51	$3.04
Diluted earnings per share:
Income from continuing operations	$0.68	$0.87	$1.49	$1.77
Gain (loss) from discontinued operations and dispositions	0.01	(0.05)	0.00	1.25
Net income	$0.69	$0.82	$1.49	$3.02
Weighted average shares of common stock outstanding:
Basic	110,724	110,003	110,499	109,788
Diluted	111,747	110,993	111,510	110,653
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Net income	$76,548	$91,078	$166,635	$333,750
Other comprehensive income:
Foreign currency translation adjustments	(30,105)	9,805	(114,198)	47,205
Unrealized gains on securities, net of tax	23	47	68	81
Other comprehensive (loss) income	(30,082)	9,852	(114,130)	47,286
Comprehensive income	$46,466	$100,930	$52,505	$381,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$149,513	$202,134
Accounts receivable, net	551,385	552,304
Inventories	354,244	351,675
Other current assets	110,353	93,842
Total current assets	1,165,495	1,199,955
Property, plant and equipment:
At cost	724,053	630,919
Accumulated depreciation	(407,004)	(332,853)
Property, plant and equipment, net	317,049	298,066
Intangible assets, net	1,223,775	1,346,940
Goodwill	2,920,689	3,002,198
Other assets, net	235,347	244,304
Total assets	$5,862,355	$6,091,463
Current liabilities:
Current portion of long-term debt	$20,072	$217,306
Accounts payable	180,693	222,093
Accrued restructuring and contract termination charges	8,079	8,759
Accrued expenses and other current liabilities	475,743	500,642
Current liabilities of discontinued operations	2,165	2,102
Total current liabilities	686,752	950,902
Long-term debt	1,882,502	1,788,803
Long-term liabilities	720,632	848,570
Total liabilities	3,289,886	3,588,275
Commitments and contingencies (see Note 20)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,087,000 shares and 110,361,000 shares at September 30, 2018 and at December 31, 2017, respectively	111,087	110,361
Capital in excess of par value	89,970	58,828
Retained earnings	2,532,060	2,380,517
Accumulated other comprehensive loss	(160,648)	(46,518)
Total stockholders’ equity	2,572,469	2,503,188
Total liabilities and stockholders’ equity	$5,862,355	$6,091,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Operating activities:
Net income	$166,635	$333,750
Gain from discontinued operations and dispositions, net of income taxes	(482)	(138,416)
Income from continuing operations	166,153	195,334
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	23,275	16,179
Restructuring and contract termination charges, net	13,086	12,920
Depreciation and amortization	133,386	75,507
(Gain) loss on disposition of businesses and assets, net	(13,031)	301
Gain on sale of investments, net	(557)	—
Change in fair value of contingent consideration	10,804	1,560
Amortization of deferred debt financing costs and accretion of discount	2,454	1,936
Amortization of acquired inventory revaluation	18,160	4,240
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(12,670)	10,971
Inventories	(41,313)	(25,208)
Accounts payable	(36,587)	(12,459)
Accrued expenses and other	(111,341)	(116,118)
Net cash provided by operating activities of continuing operations	151,819	165,163
Net cash used in operating activities of discontinued operations	(200)	(4,806)
Net cash provided by operating activities	151,619	160,357
Investing activities:
Capital expenditures	(60,443)	(22,362)
Settlement of cash flow hedges	—	60,420
Proceeds from disposition of businesses and assets	38,027	—
Purchases of investments	(5,500)	—
Proceeds from surrender of life insurance policies	72	45
Activity related to acquisitions, net of cash and cash equivalents acquired	(44,057)	(123,578)
Net cash used in investing activities of continuing operations	(71,901)	(85,475)
Net cash provided by investing activities of discontinued operations	—	272,779
Net cash (used in) provided by investing activities	(71,901)	187,304
Financing activities:
Payments on borrowings	(1,019,000)	(146,965)
Proceeds from borrowings	605,000	146,952
Proceeds from sale of senior debt	369,340	—
Payments of debt financing costs	(2,634)	—
Settlement of cash flow hedges	(30,285)	(11,539)
Net payments on other credit facilities	(22,871)	(872)
Payments for acquisition-related contingent consideration	(12,800)	(8,940)
Proceeds from issuance of common stock under stock plans	19,484	14,004
Purchases of common stock	(4,974)	(3,480)
Dividends paid	(23,222)	(23,077)
Net cash used in financing activities of continuing operations	(121,962)	(33,917)
Net cash used in financing activities of discontinued operations	—	(533)
Net cash used in financing activities	(121,962)	(34,450)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,410)	19,945
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,654)	333,156
Cash, cash equivalents and restricted cash at beginning of period	202,371	376,568
Cash, cash equivalents and restricted cash at end of period	$152,717	$709,724

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	149,513	709,488
Restricted cash included in other current assets	3,204	236
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$152,717	$709,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
    The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC (the “2017 Form 10-K”). The balance sheet amounts at December 31, 2017 in this report were derived from the Company’s audited 2017 consolidated financial statements included in the 2017 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 30, 2018 and October 1, 2017, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software (and hosting arrangements that include an internal use software license). Specifically, ASU 2018-15 amends Intangibles-Goodwill and Other (Topic 350) to include in its scope implementation costs incurred in a hosting arrangement that is a service contract and clarifies that a customer should apply Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The provisions of this guidance are to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years with early adoption permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 adds requirements for an entity to disclose the weighted-average interest crediting rates used in the entity’s cash balance pension plans and other similar plans; and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Further, ASU 2018-14 removes guidance that currently requires the following disclosures: the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year; the amount and timing of plan assets expected to be returned to the employer; information about (1) benefits covered by related-party insurance and annuity contracts and (2) significant transactions between the plan and related parties; and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. ASU 2018-14 also clarifies the guidance in Compensation-Retirement Benefits (Topic 715-20-50-3) on defined benefit plans to require disclosure of (1) the projected benefit obligation ("PBO") and fair value of plan assets for pension plans with PBOs in excess of plan assets (the same disclosure with reference to the accumulated postretirement benefit obligation rather than the PBO is required for other postretirement benefit plans) and (2) the accumulated benefit obligation ("ABO") and fair value of plan assets for pension plans with ABOs in excess of plan assets. The provisions of this guidance are to be applied retrospectively to all periods presented upon their effective date. ASU 2018-14 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years with early adoption permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 adds, removes, and modifies certain disclosures related to fair value measurements. ASU 2018-13 adds requirements for an entity to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies existing disclosure requirements related to measurement uncertainty. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
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
In March 2018, the FASB Issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the Tax Cut and Jobs Act (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 permits companies to disclose that some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements, and if possible, disclose a reasonable estimate of such tax effects. ASU 2018-05 is effective immediately. The Company is applying the guidance in ASU 2018-05 when accounting for the enactment date effects of the Tax Act. At September 30, 2018, the Company has not completed the accounting for all of the tax effects of the Tax Act; however, it has made a reasonable estimate of their effects based on currently available information. Management will continue to refine the calculations as additional guidance is available. These estimates may be affected as additional clarification and implementation guidance becomes available. These changes could be material to income tax expense (see Note 9, Income Taxes for further disclosures).
In February 2018, the FASB Issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03"). ASU 2018-03 was issued to clarify certain aspects of guidance concerning the recognition of financial assets and liabilities established in Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). This

includes treatment for discontinuations and adjustments for equity securities without a readily determinable market value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as the Company has adopted ASU 2016-01. The Company adopted the provisions of this guidance effective July 2, 2018. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which amends the requirements in Topic 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 requires entities to

(1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current employee compensation costs in their income statements and (2) present the other components elsewhere in their income statements and outside of income from operations, and disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. Additionally, the standard requires that only the service-cost component of net benefit cost is eligible for capitalization (e.g., as part of inventory or property, plant, and equipment). The change in income statement presentation requires retrospective application, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The standard provides a practical expedient that permits entities to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. Entities need to disclose the use of the practical expedient. The Company adopted ASU 2017-07 effective January 1, 2018 using a retrospective approach for each period presented. For the three and nine months ended October 1, 2017, $1.8 million and $5.4 million, respectively, of net periodic pension credit previously presented within operating income has been presented outside of operating income in the line item "Interest and other expense, net" in the condensed consolidated statement of operations due to the retrospective adoption of ASU 2017-07. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.
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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018. For the nine months ended October 1, 2017, $17.2 million of changes in restricted cash balances that was previously presented within investing activities in the condensed consolidated statement of cash flows has been excluded from the cash flows used in investing activities and the effect of exchange rate changes increased by $0.2 million due to the retrospective adoption of ASU 2016-18. Restricted cash amounting to $17.3 million and $0.2 million at January 1, 2017 and October 1, 2017, respectively, have been included with the cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the condensed consolidated statement of cash flows for the nine months ended October 1, 2017. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.
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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease of assets will primarily depend on its classification as a finance or operating lease. ASU 2016-02 also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. ASU 2016-02 is to be applied using a modified retrospective approach. Subsequent to the issuance of ASU 2016-02, in July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in the period of adoption will continue to be in accordance with ASC 840, Leases ("ASC 840"). An entity that elects this additional (and optional) transition method must provide the required disclosures under ASC 840 for all periods that continue to be in accordance with ASC 840. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. The effective date and transition requirements for these two standards are the same as the effective date and transition requirements of ASU 2016-02. The Company is in the process of completing its evaluation of the impact of the new leases standard upon adoption and has not yet determined the impact of adoption on its consolidated financial position, results of operations and cash flows. The Company intends to adopt the new leases standard using the optional transition method and will apply the new leases standard on December 31, 2018 (the first day of fiscal year 2019).

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
The most significant impact of the standards relates to the accounting for certain transactions with multiple elements or “bundled” arrangements. Specifically, for sales of software subscriptions or sales of licenses and maintenance, the Company will recognize the license revenue predominantly at the time of billing and delivery rather than recognizing the entire sales price ratably over the maintenance period, which is the Company's current practice. In addition, for certain sales of instruments that include customer-specified acceptance criteria, the Company will recognize revenue when the customer obtains control of the instrument which is typically upon delivery or when title has transferred to the customer, as the Company believes acceptance is perfunctory. The Company will also capitalize incremental commission fees as a result of obtaining contracts when these fees are recoverable and will amortize the assets based on the transfer of goods or services to which the assets relate which typically range from two to six years. The adoption of the standards resulted in an increase in retained earnings at January 1, 2018 of approximately $10.2 million for the cumulative effect of initially applying the standards as of that date. In addition, the adoption of the standards resulted primarily in a reduction in deferred revenue of approximately $11.5 million, mainly driven by the upfront recognition of license revenue and certain multi-year software subscriptions, and an increase in deferred income tax liability of approximately $3.0 million for the tax impact of the cumulative adjustments. The cumulative effect of recognizing instrument sales upon delivery or transfer of title and capitalizing the incremental commission fees were not material at January 1, 2018. The adoption of the standards had no impact to cash from or used in operating, investing, or financing activities in the Company's consolidated statement of cash flows at January 1, 2018. Refer to Note 3, Changes in Accounting Policies, for the impact of adoption of the standards on the Company's condensed consolidated financial statements for the quarter ended September 30, 2018. Also refer to Note 2, Revenue, for the disclosures required by the standards.

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

Solutions
When the Company sells the instrument and reagents that work only on those instruments to a customer or distributor, the Company considers the instrument and reagents as separate performance obligations. The Company recognizes revenue when an instrument is sold to the customer upon delivery or when title has transferred to the customer, which is generally the point in time where control of the products has been transferred to customers. Revenue from the sale of reagents is also recognized at the time of delivery or when title has transferred to the customer. Payment terms for instrument and reagent sales are usually net 30 days from invoice date.

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

	Reportable Segments
	Three Months Ended
	September 30, 2018
	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$169,366	$95,607	$264,973
Europe	110,747	68,480	179,227
Asia	126,053	104,060	230,113
	$406,166	$268,147	$674,313

Primary end-markets
Diagnostics	$—	$268,147	$268,147
Life sciences	222,191	—	222,191
Applied markets	183,975	—	183,975
	$406,166	$268,147	$674,313

Timing of revenue recognition
Products and services transferred at a point in time	$290,929	$247,189	$538,118
Services transferred over time	115,237	20,958	136,195
	$406,166	$268,147	$674,313

	Reportable Segments
	Nine Months Ended
	September 30, 2018
	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$497,833	$282,536	$780,369
Europe	357,766	205,892	563,658
Asia	377,720	299,900	677,620
	$1,233,319	$788,328	$2,021,647

Primary end-markets
Diagnostics	$—	$788,328	$788,328
Life sciences	675,807	—	675,807
Applied markets	557,512	—	557,512
	$1,233,319	$788,328	$2,021,647

Timing of revenue recognition
Products and services transferred at a point in time	$874,517	$726,058	$1,600,575
Services transferred over time	358,802	62,270	421,072
	$1,233,319	$788,328	$2,021,647

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contracts assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheet. The balance of contract assets as of September 30, 2018 and as of the date of adoption of ASC 606 were $31.2 million and $22.7 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the nine months ended September 30, 2018 was $21.1 million. The increase in unbilled receivables during the nine months ended September 30, 2018 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $29.5 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheet based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of September 30, 2018 and as of the date of adoption of ASC 606 were $26.3 million and $29.0 million, respectively. The increase in contract liabilities during the nine months ended September 30, 2018 due to cash received, excluding amounts recognized as revenue during the period, was $17.6 million. The amount of revenue recognized during the nine months ended September 30, 2018 that was included in the contract liability balance at the beginning of the period was $20.4 million.
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
D. Impacts on financial statements
The following tables summarize the impacts of ASC 606 adoption on the Company's condensed consolidated financial statements for the quarter ended September 30, 2018.
Consolidated Balance Sheet

	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Cash and cash equivalents	$149,513	$—	$149,513
Accounts receivable, net	551,385	(11,554)	539,831
Inventories	354,244	7,451	361,695
Other current assets	110,353	(522)	109,831
Property, plant and equipment, net	317,049	—	317,049
Intangible assets, net	1,223,775	—	1,223,775
Goodwill	2,920,689	—	2,920,689
Other assets, net	235,347	—	235,347
Total assets	$5,862,355	$(4,625)	$5,857,730
Current portion of long-term debt	$20,072	$—	$20,072
Accounts payable	180,693	—	180,693
Accrued restructuring and contract termination charges	8,079	—	8,079
Accrued expenses and other current liabilities	475,743	18,912	494,655
Current liabilities of discontinued operations	2,165	—	2,165
Long-term debt	1,882,502	—	1,882,502
Long-term liabilities	720,632	—	720,632
Total liabilities	3,289,886	18,912	3,308,798
Commitments and contingencies
Preferred stock	—	—	—
Common stock	111,087	—	111,087
Capital in excess of par value	89,970	—	89,970
Retained earnings	2,532,060	(23,537)	2,508,523
Accumulated other comprehensive loss	(160,648)	—	(160,648)
Total stockholders’ equity	2,572,469	(23,537)	2,548,932
Total liabilities and stockholders’ equity	$5,862,355	$(4,625)	$5,857,730

Consolidated Statement of Operations

	Three Months Ended
	September 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Product revenue	$474,523	$(3,198)	$471,325
Service revenue	199,790	—	199,790
Total revenue	674,313	(3,198)	671,115
Cost of product revenue	213,672	(98)	213,574
Cost of service revenue	128,314	—	128,314
Total cost of revenue	341,986	(98)	341,888
Selling, general and administrative expenses	196,769	47	196,816
Research and development expenses	48,848	—	48,848
Restructuring and contract termination charges, net	6,508	—	6,508
Operating income from continuing operations	80,202	(3,147)	77,055
Interest and other expense, net	2,161	—	2,161
Income from continuing operations before income taxes	78,041	(3,147)	74,894
Provision for income taxes	2,596	(814)	1,782
Income from continuing operations	75,445	(2,333)	73,112
Loss on disposition of discontinued operations before income taxes	(308)	—	(308)
Benefit from income taxes on discontinued operations and dispositions	(1,411)	—	(1,411)
Gain from discontinued operations and dispositions	1,103	—	1,103
Net income	$76,548	$(2,333)	$74,215

Consolidated Statement of Operations

	Nine Months Ended
	September 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
	(In thousands)
Product revenue	$1,417,739	$(25,562)	$1,392,177
Service revenue	603,908	—	603,908
Total revenue	2,021,647	(25,562)	1,996,085
Cost of product revenue	663,651	(7,780)	655,871
Cost of service revenue	393,307	—	393,307
Total cost of revenue	1,056,958	(7,780)	1,049,178
Selling, general and administrative expenses	601,374	300	601,674
Research and development expenses	142,028	—	142,028
Restructuring and contract termination charges, net	13,086	—	13,086
Operating income from continuing operations	208,201	(18,082)	190,119
Interest and other expense, net	29,947	—	29,947
Income from continuing operations before income taxes	178,254	(18,082)	160,172
Provision for income taxes	12,101	(4,753)	7,348
Income from continuing operations	166,153	(13,329)	152,824
Loss on disposition of discontinued operations before income taxes	(859)	—	(859)
Benefit from income taxes on discontinued operations and dispositions	(1,341)	—	(1,341)
Gain from discontinued operations and dispositions	482	—	482
Net income	$166,635	$(13,329)	$153,306

The adoption of ASC 606 increased comprehensive income by $2.3 million and $13.3 million in the Company's condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2018, respectively. The adoption of ASC 606 had no impact on cash from or used in operating, investing, or financing activities in the Company's condensed consolidated statement of cash flows as of and for the nine months ended September 30, 2018.

Note 4: Business Combinations
Acquisitions in fiscal year 2018
During fiscal year 2018, the Company has completed the acquisition of three businesses for aggregate consideration of $55.4 million. The acquired businesses were Shanghai Spectrum Instruments Co., Ltd. ("SSI"), which was acquired for total consideration of $15.4 million in cash, RHS Limited ("RHS"), which was acquired for total consideration of $19.4 million in cash, and DNA Laboratories Sdn. Bhd. ("DNA Labs"), which was acquired for total consideration of $9.0 million in cash. The Company has an obligation to pay the former shareholders of SSI an additional consideration of $2.5 million in fiscal year 2019, which at closing had a present value of $2.4 million, and additional contingent consideration of up to $2.0 million, which at closing had an estimated fair value of $1.7 million. The Company has an obligation to pay the former shareholders of DNA Labs an additional cash consideration of $1.0 million and a working capital adjustment of up to $0.7 million in the fourth quarter of fiscal year 2018. The Company also has an obligation to pay the former shareholders of DNA Labs additional contingent consideration of up to $8.0 million, which at closing had an estimated fair value of $5.8 million. The excess of the purchase price over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for SSI within the results of the Company's DAS segment and the other acquisitions within the results of the Company's Diagnostics segment from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 14.6 years.

The total purchase price for the acquisitions in fiscal year 2018 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2018 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$43,942
Other liability	3,354
Contingent consideration	7,500
Working capital and other adjustments	599
Less: cash acquired	(1,138)
Total	$54,257
Identifiable assets acquired and liabilities assumed:
Current assets	$3,469
Property, plant and equipment	937
Other assets	430
Identifiable intangible assets:
Core technology	15,957
Trade names	1,010
Customer relationships	10,800
Goodwill	28,423
Deferred taxes	(2,524)
Liabilities assumed	(4,037)
Debt assumed	(208)
Total	$54,257

Subsequent to September 30, 2018, the Company completed the acquisition of Dani Analitica S.r.l. (“Dani”), a company based in Milan, Italy, for a total consideration of €43.1 million in cash, net of cash acquired, as of the closing date. The operations for this acquisition will be reported within the results of the Company's DAS segment from the acquisition date.

Acquisitions in fiscal year 2017
Acquisition of EUROIMMUN Medizinische Labordiagnostika AG. During fiscal year 2017, the Company completed the acquisition of 99.98% of the outstanding stock of EUROIMMUN Medizinische Labordiagnostika AG (“EUROIMMUN”) for aggregate consideration of €1.2 billion (equivalent to $1.4 billion at December 19, 2017, the time of closing). The purchase price was funded by borrowings from the Company's senior unsecured revolving credit facility and senior unsecured term loan credit facility of $710.0 million and $200.0 million, respectively, and available cash on hand of $503.8 million. EUROIMMUN is based in Lübeck, Germany, has approximately 2,400 employees, and is recognized as a global leader in autoimmune testing and an emerging force in infectious disease and allergy testing. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired. As a result of the acquisition, the Company recorded goodwill of $581.2 million, which is not tax deductible, and intangible assets of $907.4 million. The Company has reported the operations for this acquisition within the results of the Company's Diagnostics segment from the acquisition date. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of this acquisition had a weighted average amortization period of 16.1 years.
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
During the first quarter of fiscal year 2018, the Company paid the former shareholders of Tulip a portion of the additional consideration amounting to INR716.3 million (equivalent to $11.3 million). As of September 30, 2018, the Company may have to pay the former shareholders of Tulip additional consideration of up to INR803.6 million (currently equivalent to $11.1 million) in the first quarter of fiscal year 2019.
The total purchase price for the acquisitions in fiscal year 2017 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	EUROIMMUN	Other Acquisitions
	(In thousands)
Fair value of business combination:
Cash payments	$1,413,780	$140,861
Other liability	—	1,273
Working capital and other adjustments	—	(93)
Less: cash acquired	(25,018)	(2,439)
Total	$1,388,762	$139,602
Identifiable assets acquired and liabilities assumed:
Current assets	$121,174	$16,268
Property, plant and equipment	130,512	11,356
Other assets	49,679	1,691
Identifiable intangible assets:
Core technology	160,000	12,400
Trade names	36,000	3,000
Customer relationships	710,000	43,700
In-process research and development ("IPR&D")	1,400	—
Goodwill	581,172	75,250
Deferred taxes	(253,288)	(15,735)
Liabilities assumed	(86,530)	(8,328)
Debt assumed	(61,357)	—
Total	$1,388,762	$139,602

EUROIMMUN's revenue and net loss for the period from the acquisition date to December 31, 2017 were $13.5 million and $1.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and EUROIMMUN as if the acquisition of EUROIMMUN had been completed at the beginning of fiscal year 2016:

	Three Months Ended October 1, 2017	Nine Months Ended October 1, 2017
	(In thousands, except per share data)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$640,154	$1,846,233
Income from continuing operations	94,055	172,672
Basic earnings per share:
Income from continuing operations	$0.86	$1.57
Diluted earnings per share:
Income from continuing operations	$0.85	$1.56

The unaudited pro forma information for the three and nine months ended October 1, 2017 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on debt obtained to finance the transaction and increased amortization for the acquired intangible assets recorded at fair value.
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
During the third quarter of fiscal year 2018, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocation. Based on this information, for the EUROIMMUN acquisition, the Company recognized a decrease in deferred tax liabilities of $0.1 million, an increase in property and equipment of $0.5 million, a decrease in liabilities assumed of $1.2 million, a decrease in other assets of $0.3 million and a decrease in goodwill of $1.5 million during the third quarter of fiscal year 2018.
As of September 30, 2018, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $76.5 million. As of September 30, 2018, the Company has recorded contingent consideration obligations with an estimated fair value of $67.1 million, of which $61.3 million was recorded in accrued expenses and other current liabilities, and $5.8 million was recorded in long-term liabilities. As of December 31, 2017, the Company had recorded contingent consideration obligations with an estimated fair value of $65.3 million, of which $52.2 million was recorded in accrued expenses and other current liabilities, and $13.1 million was recorded in long-term liabilities. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and nine months ended September 30, 2018 were $1.7 million and $5.5 million, respectively. These amounts include $0.1 million and $1.0 million of net foreign exchange gain related to the foreign currency denominated stay bonus associated with the Tulip acquisition for the three and nine months ended September 30, 2018, respectively. Total acquisition and divestiture-related costs (income) for the three and nine months ended October 1, 2017 were $(30.8) million and $(30.1) million, respectively. These amounts include $36.3 million and $42.0 million of net foreign exchange gain related to the foreign currency forward contracts associated with the planned acquisition of EUROIMMUN for the three and nine months ended October 1, 2017, respectively. These acquisition and divestiture-related costs (income) were expensed as incurred and recorded in selling, general and administrative expenses and interest and other (income) expense, net in the Company's condensed consolidated statements of operations.

Note 5: Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.
During the third quarter of fiscal year 2018, the Company completed the sale of substantially all of the assets and liabilities related to its multispectral imaging business for aggregate consideration of $37.3 million, recognizing a pre-tax gain of $13.0 million. The pre-tax gain is included in interest and other expense, net in the consolidated statement of operations. The multispectral imaging business was a component of the Company's DAS segment. The divestiture of the multispectral imaging business has not been classified as a discontinued operation in this Form 10-Q because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
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

The summary pre-tax operating results of the discontinued operations, were as follows for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Revenue	$—	$—	$—	$44,343
Cost of revenue	—	—	—	32,933
Selling, general and administrative expenses	—	—	—	5,869
Research and development expenses	—	—	—	4,891
(Loss) income from discontinued operations before income taxes	$—	$—	$—	$650

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
The Company implemented a restructuring plan in each of the first and third quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan" and "Q3 2018 Plan", respectively). The Company implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan" and "Q3 2017 Plan", respectively). The Company implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in the 2017 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2018 and 2017 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2018 Plan	61	$1,146	$618	$—	$—	$1,764	Q2 FY2019	—
Q1 2018 Plan	47	5,096	902	—	—	5,998	Q2 FY2019	—
Q4 2017 Plan	29	1,680	255	—	—	1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,321	1,021	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q4 FY2018	Q4 FY2018
The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $4.7 million and $5.0 million during the three and nine months ended September 30, 2018, respectively, in the DAS segment.

At September 30, 2018, the Company had $9.4 million recorded for accrued restructuring and contract termination charges, of which $8.1 million was recorded in short-term accrued restructuring and contract termination charges and $1.3 million was recorded in long-term liabilities. At December 31, 2017, the Company had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring and contract termination charges, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended September 30, 2018:

	Balance at December 31, 2017	2018 Charges	2018 Changes in Estimates, Net	2018 Amounts Paid	Balance at September 30, 2018
	(In thousands)
Severance:
Q3 2018 Plan	$—	$1,764	$—	$—	$1,764
Q1 2018 Plan	—	5,998	—	(4,273)	1,725
Q4 2017 Plan	1,919	—	—	(1,538)	381
Q3 2017 Plan	2,072	—	—	(868)	1,204
Q1 2017 Plan	2,498	—	—	(1,174)	1,324

Facility:
Q1 2017 Plan	33	—	—	(22)	11

Previous Plans	4,399	—	353	(2,106)	2,646
Restructuring	10,921	7,762	353	(9,981)	9,055
Contract Termination	3,048	4,744	227	(7,653)	366
Total Restructuring and Contract Termination	$13,969	$12,506	$580	$(17,634)	$9,421

Note 7: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Interest income	$(316)	$(802)	$(754)	$(1,512)
Interest expense	16,684	10,974	50,745	32,510
(Gain) loss on disposition of businesses and assets, net (see Note 5)	(13,031)	—	(13,031)	301
Other income, net	(1,176)	(37,188)	(7,013)	(45,096)
Total interest and other expense (income), net	$2,161	$(27,016)	$29,947	$(13,797)
Foreign currency transaction losses (gains) were $4.3 million and $(8.8) million for the three and nine months ended September 30, 2018, respectively. Foreign currency transaction gains were $2.7 million and $5.4 million for the three and nine months ended October 1, 2017, respectively. Net (gains) losses from forward currency hedge contracts were $(2.5) million and $9.8 million for the three and nine months ended September 30, 2018, respectively. Net gains from forward currency hedge contracts were $32.7 million and $34.4 million for the three and nine months ended October 1, 2017, respectively. The other components of net periodic pension credit were $2.5 million and $7.5 million for the three and nine months ended September 30, 2018, respectively. The other components of net periodic pension credit were $1.8 million and $5.4 million for the three and nine months ended October 1, 2017, respectively. These amounts were included in other income, net.

Note 8: Inventories

Inventories as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$117,266	$122,100
Work in progress	21,389	18,452
Finished goods	215,589	211,123
Total inventories	$354,244	$351,675

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
The total provision for income taxes included in the condensed consolidated statement of operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Continuing operations	$2,596	$8,508	$12,101	$20,495
Discontinued operations	(1,411)	5,262	(1,341)	42,405
Total	$1,185	$13,770	$10,760	$62,900
At September 30, 2018, the Company had gross tax effected unrecognized tax benefits of $30.5 million, of which $28.8 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $6.4 million of its uncertain tax positions at September 30, 2018, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

During the first nine months of fiscal years 2018 and 2017, the Company recorded net discrete income tax benefits of $7.1 million and $7.0 million, respectively. The discrete tax benefits in the first nine months of fiscal year 2018 include recognition of excess tax benefits on stock compensation of $5.4 million and tax benefits from the change in tax reform estimates of $5.4 million, offset by the tax expense of $7.1 million related to the sale of the multispectral imaging business. In the first nine months of 2017, discrete tax benefits include recognition of $3.6 million of excess tax benefits on stock compensation.
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
The Company is applying the guidance in ASU 2018-05 (see Note 1, Basis of Presentation) when accounting for the enactment date effects of the Tax Act. At September 30, 2018, the Company has not completed the accounting for all of the tax effects of the Tax Act; however, it has made a reasonable estimate of their effects based on currently available information. As described below, the Company has made changes to certain aspects of the provision for the Tax Act. Management will continue to refine the calculations as additional guidance is available. These estimates may be affected as additional clarification and implementation guidance becomes available. These changes could be material to income tax expense.
Remeasurement: The Company remeasured its future tax benefits and liabilities at the enacted tax rate of 21% and provided a provisional amount of $21.5 million during fiscal year 2017. During the three and nine months ended September 30, 2018, the Company recognized a tax benefit of $1.8 million and $0.3 million, respectively, for the remeasurement of certain future tax liabilities and included these adjustments as a component of the provision for income tax from continuing operations.
One-Time Transition Tax: The Tax Act requires the Company to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries. Based on available information, the Company estimated the tax on the deemed repatriation of foreign earnings and has recorded a tax expense of $85.0 million in continuing operations at December 31, 2017. During the three months ended September 30, 2018, the Company refined its calculations of the one-time transition tax based on newly issued guidance from the Internal Revenue Service and recorded a tax benefit of $5.1 million in continuing operations.
GILTI, FDII, and other provisions: For fiscal year beginning in 2018, the Company is subject to several provisions of the Tax Act including computations under GILTI, FDII, and other provisions. Management has made a reasonable estimate of the impact of each provision of the Tax Act on the Company's effective tax rate for the nine months ended September 30, 2018. Management will continue to refine the provisional estimates for the computations of the GILTI, FDII, and other provisions as additional clarification and implementation guidance becomes available.
Under U.S. GAAP, the Company is allowed to set an accounting policy on GILTI. The choice is either to (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”), or (2) factor such amounts into the measurement of deferred taxes (the “deferred method”). At September 30, 2018, the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI, thus, the Company has not recorded any potential deferred tax effects related to the GILTI in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method.

Note 10: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of September 30, 2018, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of September 30, 2018, the Company had $577.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of

September 30, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of September 30, 2018 was 2.19%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.29%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of September 30, 2018. As of September 30, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $411.0 million, and $2.6 million of unamortized debt issuance costs. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
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
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of September 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.2 million, net of $1.2 million of unamortized original issue discount and $1.7 million of unamortized debt issuance costs. As of December 31, 2017, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require the Company to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of September 30, 2018, the 2026 Notes had an aggregate carrying value of $572.3 million, net of $4.2 million of unamortized original issue discount and $3.9 million of unamortized debt issuance costs. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of September 30, 2018, the April 2021 Notes had an aggregate carrying value of $345.8 million, net of $0.2 million of unamortized original issue discount and $2.3 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of the Company’s senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for the Company's acquisition of EUROIMMUN, which closed in December 19, 2017. Prior to the maturity date of the April 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $35.3 million (or €30.4 million) and $57.2 million (or €47.6 million) as of September 30, 2018 and December 31, 2017, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. Of these bank loans, loans in the aggregate amount of $35.1 million bear fixed interest rates between 1.1% and 5.5% and a loan in the amount of $0.2 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $5.4 million of the bank loans are secured by mortgages on real property and the remaining $29.9 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company has other unsecured revolving credit facilities and a secured bank loan in the amount of $8.1 million and $0.2 million, respectively, as of September 30, 2018. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 2.30%. The secured bank loan of $0.2 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At September 30, 2018, the Company had $34.9 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.4 million was recorded as long-term debt. At December 31, 2017, the Company had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Number of common shares—basic	110,724	110,003	110,499	109,788
Effect of dilutive securities:
Stock options	791	735	813	669
Restricted stock awards	232	255	198	196
Number of common shares—diluted	111,747	110,993	111,510	110,653
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	358	14	346	377
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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$247,250	$222,618	$748,270	$665,068
Service revenue	158,916	162,764	485,049	465,202
Total revenue	406,166	385,382	1,233,319	1,130,270
Operating income from continuing operations	48,381	47,258	149,243	128,604
Diagnostics
Product revenue	227,273	132,201	669,469	378,466
Service revenue	40,874	36,692	118,859	106,616
Total revenue	268,147	168,893	788,328	485,082
Operating income from continuing operations	47,411	43,361	104,585	113,024
Corporate
Operating loss from continuing operations	(15,590)	(12,581)	(45,627)	(39,596)
Continuing Operations
Product revenue	474,523	354,819	1,417,739	1,043,534
Service revenue	199,790	199,456	603,908	571,818
Total revenue	674,313	554,275	2,021,647	1,615,352
Operating income from continuing operations	80,202	78,038	208,201	202,032
Interest and other expense (income), net (see Note 7)	2,161	(27,016)	29,947	(13,797)
Income from continuing operations before income taxes	$78,041	$105,054	$178,254	$215,829

Note 13: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Foreign currency translation adjustments	$(160,780)	$(46,582)
Unrecognized prior service costs, net of income taxes	322	322
Unrealized net losses on securities, net of income taxes	(190)	(258)
Accumulated other comprehensive loss	$(160,648)	$(46,518)

Stock Repurchases:
On July 27, 2016, the Board of Directors (the "Board") authorized the Company to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 23, 2018, the Board authorized the Company to immediately terminate the Repurchase Program and further authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended September 30, 2018, the Company had no stock repurchases under either the Repurchase Program or the New Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of September 30, 2018, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended September 30, 2018, the Company repurchased 3,807 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the nine months ended September 30, 2018, the Company repurchased 63,506 shares of common stock for this purpose at an aggregate cost of $5.0 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first three quarters of fiscal year 2018 and in each quarter of fiscal year 2017. At September 30, 2018, the Company has accrued $7.8 million for dividends declared on July 23, 2018 for the third quarter of fiscal year 2018 that will be payable on November 9, 2018. On October 24, 2018, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2018 that will be payable on February 8, 2019. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Cost of revenue	$430	$357	$1,093	$898
Research and development expenses	335	373	1,029	1,077
Selling, general and administrative expenses	10,362	3,682	21,153	14,204
Total stock-based compensation expense	$11,127	$4,412	$23,275	$16,179
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $6.1 million and $10.6 million for the three and nine months ended September 30, 2018, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.9 million and $9.9 million for the three and nine months ended October 1, 2017, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million as of each of September 30, 2018 and October 1, 2017.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	September 30, 2018	October 1, 2017
Risk-free interest rate	2.9%	1.5%
Expected dividend yield	0.4%	0.4%
Expected term	5 years	5 years
Expected stock volatility	20.7%	22.4%

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 31, 2017	2,154	$42.77
Granted	363	77.81
Exercised	(554)	35.19
Forfeited	(43)	51.62
Outstanding at September 30, 2018	1,920	$51.38	4.3	$88.1
Exercisable at September 30, 2018	1,113	$43.10	3.2	$60.3
The weighted-average per-share grant-date fair value of options granted during the three and nine months ended September 30, 2018 was $18.65 and $17.56, respectively. The weighted-average per-share grant-date fair value of options granted during the three and nine months ended October 1, 2017 was $14.32 and $11.79, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2018 was $18.9 million and $25.3 million, respectively. The total intrinsic value of options exercised during the three and nine months ended October 1, 2017 was $0.7 million and $12.8 million, respectively. Cash received from option exercises for the nine months ended September 30, 2018 and October 1, 2017 was $19.5 million and $14.0 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.4 million and $4.0 million for the three and nine months ended September 30, 2018, respectively, and $1.1 million and $3.5 million for the three and nine months ended October 1, 2017, respectively.
There was $8.0 million of total unrecognized compensation cost related to nonvested stock options granted as of September 30, 2018. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 31, 2017	496	$50.30
Granted	206	75.78
Vested	(200)	50.18
Forfeited	(32)	53.67
Nonvested at September 30, 2018	470	$61.38
The fair value of restricted stock awards vested during the three and nine months ended September 30, 2018 was $1.1 million and $10.0 million, respectively. The fair value of restricted stock awards vested during the three and nine months ended October 1, 2017 was $0.5 million and $9.8 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $3.0 million and $8.7 million for the three and nine months ended September 30, 2018, respectively, and $2.3 million and $7.8 million for the three and nine months ended October 1, 2017, respectively.
As of September 30, 2018, there was $18.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 39,133 performance restricted stock units during the nine months ended September 30, 2018 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the nine months ended September 30, 2018 was $80.31. During the nine months ended September 30, 2018, 5,797 performance restricted stock units were forfeited. As of September 30, 2018, there were 87,673 performance restricted stock units outstanding. The total compensation expense recognized related to the performance restricted stock units was $1.3 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.6 million for the three and nine months ended October 1, 2017, respectively.
Performance Units: As part of the Company's executive compensation program, the Company granted 37,281 performance units during the nine months ended September 30, 2018. The weighted-average per-share grant-date fair value of performance units granted during the nine months ended September 30, 2018 was $73.23. During the nine months ended September 30, 2018, no performance units were forfeited. As of September 30, 2018, there were 201,762 performance units outstanding and subject to forfeiture, with a corresponding liability of $13.9 million recorded in accrued expenses and other current liabilities. The total compensation expense recognized related to performance units was $5.3 million and $7.6 million for the three and nine months ended September 30, 2018, respectively, and $0.8 million and $3.6 million for the three and nine months ended October 1, 2017, respectively.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. The Company granted 1,386 shares to each non-employee member of the Board during the nine months ended September 30, 2018. The weighted-average per-share grant-date fair value of the stock awards granted during the nine months ended September 30, 2018 was $72.17. The total compensation expense recognized related to the stock awards was $0.8 million and $0.7 million for the nine months ended September 30, 2018 and October 1, 2017, respectively.
Employee Stock Purchase Plan: During the nine months ended September 30, 2018, the Company issued 21,321 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $69.57 per share. During the nine months ended October 1, 2017, the Company issued 18,483 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $64.73 per share. At September 30, 2018, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-

amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. In addition, the Company evaluates the remaining useful lives of its non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of non-amortizing intangible assets are no longer indefinite, the assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful lives and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2018, and concluded that there was no impairment of non-amortizing intangible assets. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2018.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 31, 2017	$1,344,235	$1,657,963	$3,002,198
Foreign currency translation	(26,167)	(31,613)	(57,780)
Acquisitions and other	(7,980)	(15,749)	(23,729)
Balance at September 30, 2018	$1,310,088	$1,610,601	$2,920,689
Identifiable intangible asset balances at September 30, 2018 and December 31, 2017 by category were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Patents	$42,951	$39,959
Less: Accumulated amortization	(37,046)	(35,085)
Net patents	5,905	4,874
Trade names and trademarks	78,628	80,974
Less: Accumulated amortization	(32,251)	(28,250)
Net trade names and trademarks	46,377	52,724
Licenses	52,261	53,300
Less: Accumulated amortization	(44,889)	(42,635)
Net licenses	7,372	10,665
Core technology	476,403	471,740
Less: Accumulated amortization	(272,475)	(244,916)
Net core technology	203,928	226,824
Customer relationships	1,108,220	1,141,511
Less: Accumulated amortization	(290,616)	(242,840)
Net customer relationships	817,604	898,671
IPR&D	81,813	88,025
Less: Accumulated amortization	(9,808)	(5,427)
Net IPR&D	72,005	82,598
Net amortizable intangible assets	1,153,191	1,276,356
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,223,775	$1,346,940
Total amortization expense related to definite-lived intangible assets was $35.3 million and $100.7 million for the three and nine months ended September 30, 2018, respectively, and $17.7 million and $52.3 million for the three and nine months ended October 1, 2017, respectively. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $37.6 million for the remainder of fiscal year 2018, $148.3 million for fiscal year 2019, $150.4 million for fiscal year 2020, $135.2 million for fiscal year 2021, and $123.8 million for fiscal year 2022.

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
A summary of warranty reserve activity for the three and nine months ended September 30, 2018 and October 1, 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Balance at beginning of period	$8,943	$9,088	$9,050	$9,012
Provision charged to income	3,327	3,326	10,012	9,706
Payments	(3,547)	(3,488)	(10,514)	(10,625)
Adjustments to previously provided warranties, net	(226)	(730)	110	(215)
Foreign currency translation and acquisitions	(49)	117	(210)	435
Balance at end of period	$8,448	$8,313	$8,448	$8,313

Note 17: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans for the three and nine months ended September 30, 2018 and October 1, 2017:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Service and administrative costs	$1,712	$1,231	$27	$23
Interest cost	4,051	4,160	30	32
Expected return on plan assets	(7,270)	(6,568)	(314)	(279)
Amortization of prior service costs	(41)	(49)	—	—
Net periodic pension credit	$(1,548)	$(1,226)	$(257)	$(224)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Service and administrative costs	$5,180	$3,667	$80	$69
Interest cost	12,212	12,420	90	94
Expected return on plan assets	(21,926)	(19,609)	(941)	(836)
Amortization of prior service costs	(123)	(144)	—	—
Net periodic benefit credit	$(4,657)	$(3,666)	$(771)	$(673)
During the nine months ended September 30, 2018 and October 1, 2017, the Company contributed $6.4 million and $6.2 million, respectively, in the aggregate, to pension plans outside of the United States. During the nine months ended

September 30, 2018, the Company contributed $15.0 million to its defined benefit pension plan in the United States for the plan year 2017.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2017 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions. As discussed in Note 1, Basis of Presentation, the Company adopted ASU 2017-17 on January 1, 2018. Actuarial gains and losses are now recognized in the line item "Interest and other expense, net" in the condensed consolidated statement of operations. Actuarial gains and losses were presented within operating income prior to the adoption. As such, prior year amounts, including other components of periodic pension cost, have been reclassified to "Interest and other expense, net" in the condensed consolidated statement of operations due to the retrospective adoption of ASU 2017-17.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $180.4 million, $212.1 million and $140.0 million at September 30, 2018, December 31, 2017 and October 1, 2017, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended September 30, 2018 and October 1, 2017.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €48.7 million and combined U.S. Dollar notional amounts of $28.0 million as of September 30, 2018, combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, and combined Euro notional amounts of €19.0 million and combined U.S. Dollar notional amounts of $12.3 million as of October 1, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended September 30, 2018 and October 1, 2017. The Company paid $30.3 million and $11.5 million during the nine months ended September 30, 2018 and October 1, 2017, respectively, from the settlement of these hedges.

In April 2018, the Company entered into a series of foreign currency forward contracts with a notional amount of €298.7 million to hedge its investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during the second quarter of 2018 and the Company recorded a net realized foreign exchange loss in AOCI of $2.6 million for the nine months ended September 30, 2018.
During fiscal year 2016, the Company designated the 2026 Notes to hedge its investments in certain foreign subsidiaries. In January 2018, the Company removed the hedging relationship of its 2026 Notes and investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. In April 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 30, 2018, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €135.1 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $0.8 million and $7.7 million for the three and nine months ended September 30, 2018, respectively.
In April 2018, the Company designated the April 2021 Notes with a notional amount of €298.7 million to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 30, 2018, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €298.7 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $1.8 million and $22.6 million for the three and nine months ended September 30, 2018, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 19: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of September 30, 2018.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 30, 2018. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2018 and December 31, 2017 classified in one of the three classifications described above:

		Fair Value Measurements at September 30, 2018 Using:
	Total Carrying Value at September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,405	$2,405	$—	$—
Foreign exchange derivative assets	1,273	—	1,273	—
Foreign exchange derivative liabilities	(4,694)	—	(4,694)	—
Contingent consideration	(67,126)	—	—	(67,126)

		Fair Value Measurements at December 31, 2017 Using:
	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,208	$2,208	$—	$—
Foreign exchange derivative assets	1,431	—	1,431	—
Foreign exchange derivative liabilities	(23,638)	—	(23,638)	—
Contingent consideration	(65,328)	—	—	(65,328)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both September 30, 2018 and December 31, 2017, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB ("Vanadis"). Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the third quarter of fiscal year 2018, the Company updated the fair value of the contingent consideration and recorded a liability of $59.6 million as of September 30, 2018. The key assumptions used to determine the fair value of the contingent consideration as of September 30, 2018 included projected milestone dates of 2018 to 2019, discount rates ranging from 3.4% to 6.5%, conditional probabilities of success of each individual milestone ranging from 95% to 98% and cumulative probabilities of success for each individual milestone ranging from 84.0% to 98%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
During the third quarter of fiscal year 2018, the Company recorded a contingent consideration obligation relating to its acquisition of DNA Labs with an estimated fair value of $5.8 million and the Company paid $16.5 million of contingent consideration to the former shareholders of Vanadis, of which $12.8 million was included in financing activities and $3.7 million was included in operating activities in the condensed consolidated statement of cash flows.
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
As of September 30, 2018, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $76.5 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 2.0 years from September 30, 2018, and the remaining weighted average expected earnout period at September 30, 2018 was 0.6 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Balance at beginning of period	$(74,093)	$(64,076)	$(65,328)	$(63,201)
Additions	(5,800)	—	(7,500)	—
Amounts paid and foreign currency translation	16,507	—	16,507	34
Change in fair value (included within selling, general and administrative expenses)	(3,740)	(651)	(10,805)	(1,560)
Balance at end of period	$(67,126)	$(64,727)	$(67,126)	$(64,727)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of September 30, 2018, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $408.4 million, net of $2.6 million of unamortized debt issuance costs. As of December 31, 2017, the Company’s senior unsecured revolving credit facility had a carrying value of $621.7 million, net of $3.3 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2018. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's November 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.2 million, net of $1.2 million of unamortized original issue discount and $1.7 million of unamortized debt issuance costs as of September 30, 2018. The November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 31, 2017. The November 2021 Notes had a fair value of $515.6 million and $536.6 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the November 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $572.3 million, net of $4.2 million of unamortized original issue discount and $3.9 million of unamortized debt issuance costs as of September 30, 2018. The 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs as of December 31, 2017. The 2026 Notes had a fair value of

€502.9 million and €508.9 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's April 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $345.8 million, net of $0.2 million of unamortized original issue discount and $2.3 million of unamortized debt issuance costs as of September 30, 2018. The April 2021 Notes had a fair value of €301.2 million as of September 30, 2018. The fair value of the April 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's financing lease obligations had an aggregate carrying value of $34.9 million and $35.9 million as of September 30, 2018 and December 31, 2017, respectively. The carrying values of the Company's financing lease obligations approximated their fair value as there has been minimal change in the Company's incremental borrowing rate.
As of September 30, 2018, the November 2021 Notes, 2026 Notes, April 2021 Notes and financing lease obligations were classified as Level 2.
The Company’s other debt facilities that were assumed from the EUROIMMUN acquisition had an aggregate carrying value of $43.5 million and $60.2 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, these consisted of bank loans in the aggregate amount of $43.3 million bearing fixed interest rates between 0.05% and 5.5% and a bank loan in the amount of $0.2 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first nine months of fiscal year 2018. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of September 30, 2018, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 20: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $8.5 million and $9.4 million as of September 30, 2018 and December 31, 2017, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at September 30, 2018 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Third Quarter of Fiscal Year 2018
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 30, 2018 ("fiscal year 2018") will include 52 weeks, and the fiscal year ended December 31, 2017 ("fiscal year 2017") included 52 weeks.
Our overall revenue in the third quarter of fiscal year 2018 was $674.3 million and increased $120.0 million, or 22%, as compared to the third quarter of fiscal year 2017, reflecting an increase of $20.8 million, or 5%, in our Discovery & Analytical Solutions segment revenue and an increase of $99.3 million, or 59%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the third quarter of fiscal year 2018 was primarily due to an increase in our applied markets revenue, as well as an increase in our life sciences market revenue. The increase in our Diagnostics segment revenue for the third quarter of fiscal year 2018 was primarily due to our acquisition of EUROIMMUN, which contributed $90.2 million in revenues during the third quarter of fiscal year 2018, as well as strong performance of our reproductive health, genomics and immuno-diagnostics solutions.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the third quarter of fiscal year 2018 as compared to the third quarter of fiscal year 2017. During the third quarter of fiscal year 2018, revenue increased in our applied markets primarily driven by strength in sales of industrial, environmental and food offerings. In addition, the increase in our life sciences market revenue was driven by strength in drug discovery sales and increased demand for our OneSource laboratory service business.
In our Diagnostics segment, we experienced growth from our acquisition of EUROIMMUN and continued expansion in our reproductive health, applied genomics and immuno-diagnostics solutions, particularly in the Americas and emerging markets, such as China and India.
Our consolidated gross margins increased 76 basis points in the third quarter of fiscal year 2018, as compared to the third quarter of fiscal year 2017, primarily due to strong volume leverage and benefits from our initiatives to improve our supply chain. Our consolidated operating margins decreased 219 basis points in the third quarter of fiscal year 2018, as compared to the third quarter of fiscal year 2017, primarily due to increased costs related to amortization of acquired intangible assets and investments in new product development, which were partially offset by lower costs as a result of our cost containment and productivity initiatives.
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
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed in Note 3, Changes in Accounting Policies, in the Notes to Condensed Consolidated Financial Statements. For a more detailed discussion of our critical accounting policies and estimates, other than the changes in revenue recognition, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2018, other than the changes in revenue recognition mentioned above.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended September 30, 2018 was $674.3 million, as compared to $554.3 million for the three months ended October 1, 2017, an increase of $120.0 million, or 22%, which includes an approximate 16% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended September 30, 2018 as compared to the three months ended October 1, 2017 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $406.2 million for the three months ended September 30, 2018, as compared to $385.4 million for the three months ended October 1, 2017, an increase of $20.8 million, or 5%, primarily due to an increase of $8.5 million from our applied markets revenue, and an increase of $12.3 million from our life sciences market revenue. Our Diagnostics segment revenue was $268.1 million for the three months ended September 30, 2018, as compared to $168.9 million for the three months ended October 1, 2017, an increase of $99.3 million, or 59%, primarily due to our acquisition of EUROIMMUN, which contributed $90.2 million in revenues during the third quarter of fiscal year 2018, and continued expansion in our reproductive health, genetic testing and immuno-diagnostics solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended September 30, 2018 and October 1, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended September 30, 2018 was $2,021.6 million, as compared to $1,615.4 million for the nine months ended October 1, 2017, an increase of $406.3 million, or 25%, which includes an approximate 15% increase in revenue attributable to acquisitions and divestitures and a 2% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended September 30, 2018 as compared to the nine months ended October 1, 2017 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $1,233.3 million for the nine months ended September 30, 2018, as compared to $1,130.3 million for the nine months ended October 1, 2017, an increase of $103.0 million, or 9%, primarily due to an increase of $63.2 million from our life sciences market revenue and an increase of $39.8 million from our applied markets revenue. Our Diagnostics segment revenue was $788.3 million for the nine months ended September 30, 2018, as compared to $485.1 million for the nine months ended October 1, 2017, an increase of $303.2 million, or 63%, primarily due to our acquisition of EUROIMMUN, which contributed $262.4 million in revenues during the nine months ended September 30, 2018, and continued expansion in our reproductive health, genetic testing and infectious disease screening solutions. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for each of the nine months ended September 30, 2018 and October 1, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2018 was $342.0 million, as compared to $285.3 million for the three months ended October 1, 2017, an increase of $56.7 million, or 20%. As a percentage of revenue, cost of revenue decreased to 50.7% for the three months ended September 30, 2018, from 51.5% for the three months ended October 1, 2017, resulting in an increase in gross margin of 76 basis points to 49.3% for the three months ended September 30, 2018, from 48.5% for the three months ended October 1, 2017. Amortization of intangible assets increased and was $11.6 million for the three months ended September 30, 2018, as compared to $7.1 million for the three months ended October 1, 2017. Stock-based compensation expense was $0.4 million for the three months ended September 30, 2018, as compared to $0.4 million for the three months ended October 1, 2017. In addition to the above items, the overall increase in gross margin was primarily due to strong volume leverage and benefits from our initiatives to improve our supply chain.
Cost of revenue for the nine months ended September 30, 2018 was $1,057.0 million, as compared to $849.0 million for the nine months ended October 1, 2017, an increase of $207.9 million, or 24%. As a percentage of revenue, cost of revenue decreased to 52.2% for the nine months ended September 30, 2018, from 52.6% for the nine months ended October 1, 2017, resulting in an increase in gross margin of 28 basis points to 47.7% for the nine months ended September 30, 2018, from 47.4% for the nine months ended October 1, 2017. Amortization of intangible assets increased and was $34.8 million for the nine months ended September 30, 2018, as compared to $21.3 million for the nine months ended October 1, 2017. Stock-based compensation expense was $1.1 million for the nine months ended September 30, 2018, as compared to $0.9 million for the nine months ended October 1, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $18.2 million for the nine months ended September 30, 2018 as compared to $4.2 million for the nine months ended October 1, 2017. In addition to the above items, the overall increase in gross margin was primarily the result of a favorable shift in product mix and benefits from our initiatives to improve our supply chain.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2018 were $196.8 million, as compared to $152.8 million for the three months ended October 1, 2017, an increase of $44.0 million, or 29%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.2% for the three months ended September 30, 2018, as compared to 27.6% for the three months ended October 1, 2017. Amortization of intangible assets increased and was $20.0 million for the three months ended September 30, 2018, as compared to $10.5 million for the three months ended October 1, 2017. Stock-based compensation expense was $10.4 million for the three months ended September 30, 2018 as compared to $3.7 million for the three months ended October 1, 2017. Other purchase accounting adjustments added an incremental expense of $3.8 million for the three months ended September 30, 2018, as compared to $0.7 million for the three months ended October 1, 2017. Acquisition and divestiture-related expenses added an incremental expense of $1.7 million for the three months ended September 30, 2018, as compared to $5.4 million for the three months ended October 1, 2017. Legal costs for significant litigation matters were $1.0 million for the three months ended September 30, 2018, as compared to zero for the three months ended October 1, 2017. In addition to the above items, the increase in selling, general and administrative expenses was primarily due to our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended September 30, 2018 were $601.4 million, as compared to $449.6 million for the nine months ended October 1, 2017, an increase of $151.7 million, or 34%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.7% for the nine months ended September 30, 2018, as compared to 27.8% for the nine months ended October 1, 2017. Amortization of intangible assets increased and was $62.0 million for the nine months ended September 30, 2018, as compared to $30.7 million for the nine months ended October 1, 2017. Stock-based compensation expense was $21.2 million for the nine months ended September 30, 2018 as compared to $14.2 million for the nine months ended October 1, 2017. Other purchase accounting adjustments added an incremental expense of $10.9 million for the nine months ended September 30, 2018, as compared to $1.6 million for the nine months ended October 1, 2017. Acquisition and divestiture-related expenses added an incremental expense of $5.9 million for the nine months ended September 30, 2018, as compared to $11.7 million for the nine months ended October 1, 2017. Legal costs for significant litigation matters were $5.3 million for the nine months ended September 30, 2018, as compared to zero for the nine months ended October 1, 2017. In addition to the above items, the increase in selling, general and administrative expenses was primarily due to our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2018 were $48.8 million, as compared to $34.9 million for the three months ended October 1, 2017, an increase of $14.0 million, or 40%. As a percentage of revenue, research and development expenses increased and were 7.2% for the three months ended September 30, 2018, as compared to 6.3% for the three months ended October 1, 2017. Amortization of intangible assets was $3.7 million for the three months ended September 30, 2018, as compared to $0.1 million for the three months ended October 1, 2017. Stock-based compensation expense was $0.3 million for each of the three months ended September 30, 2018 and October 1, 2017. The increase in research and development expenses was primarily the result of investments in new product development and our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.
Research and development expenses for the nine months ended September 30, 2018 were $142.0 million, as compared to $101.7 million for the nine months ended October 1, 2017, an increase of $40.3 million, or 40%. As a percentage of revenue, research and development expenses increased and were 7.0% for the nine months ended September 30, 2018, as compared to 6.3% for the nine months ended October 1, 2017. Amortization of intangible assets was $3.8 million for the nine months ended September 30, 2018, as compared to $0.2 million for the nine months ended October 1, 2017. Stock-based compensation expense was $1.0 million for each of the nine months ended September 30, 2018 and October 1, 2017. The increase in research and development expenses was primarily the result of investments in new product development and our acquisition of EUROIMMUN, which was partially offset by lower costs as a result of cost containment and productivity initiatives.

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

We implemented a restructuring plan in each of the first and third quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan" and "Q3 2018 Plan", respectively). We implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan and "Q3 2017 Plan", respectively). We implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4 to the audited consolidated financial statements in our 2017 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2018 and 2017 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2018 Plan	61	$1,146	$618	$—	$—	$1,764	Q2 FY2019	—
Q1 2018 Plan	47	5,096	902	—	—	5,998	Q2 FY2019	—
Q4 2017 Plan	29	1,680	255	—	—	1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,321	1,021	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	5,000	1,631	33	33	6,697	Q4 FY2018	Q4 FY2018
We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $4.7 million and $5.0 million during the three and nine months ended September 30, 2018, respectively, in the DAS segment.

At September 30, 2018, we had $9.4 million recorded for accrued restructuring and contract termination charges, of which $8.1 million was recorded in short-term accrued restructuring and contract termination charges and $1.3 million was recorded in long-term liabilities. At December 31, 2017, we had $14.0 million recorded for accrued restructuring and contract termination charges, of which $8.8 million was recorded in short-term accrued restructuring and contract termination charges, $2.3 million was recorded in long-term liabilities and $2.9 million was recorded in other reserves. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended September 30, 2018:

	Balance at December 31, 2017	2018 Charges	2018 Changes in Estimates, Net	2018 Amounts Paid	Balance at September 30, 2018
	(In thousands)
Severance:
Q3 2018 Plan	$—	$1,764	$—	$—	$1,764
Q1 2018 Plan	—	5,998	—	(4,273)	1,725
Q4 2017 Plan	1,919	—	—	(1,538)	381
Q3 2017 Plan	2,072	—	—	(868)	1,204
Q1 2017 Plan	2,498	—	—	(1,174)	1,324

Facility:
Q1 2017 Plan	33	—	—	(22)	11

Previous Plans	4,399	—	353	(2,106)	2,646
Restructuring	10,921	7,762	353	(9,981)	9,055
Contract Termination	3,048	4,744	227	(7,653)	366
Total Restructuring and Contract Termination	$13,969	$12,506	$580	$(17,634)	$9,421

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Interest income	$(316)	$(802)	$(754)	$(1,512)
Interest expense	16,684	10,974	50,745	32,510
(Gain) loss on disposition of businesses and assets, net	(13,031)	—	(13,031)	301
Other income, net	(1,176)	(37,188)	(7,013)	(45,096)
Total interest and other expense, net	$2,161	$(27,016)	$29,947	$(13,797)
Interest and other expense, net, for the three months ended September 30, 2018 was an expense of $2.2 million, as compared to income of $27.0 million for the three months ended October 1, 2017, an increase in expense of $29.2 million. The increase in interest and other expense, net, for the three months ended September 30, 2018, as compared to the three months ended October 1, 2017, was primarily due to a one-time foreign exchange gain of $36.3 million recorded for the three months ended October 1, 2017, related to the remeasurement and settlement of the EUROIMMUN acquisition-related hedges, and an increase in interest expense by $5.7 million primarily due to higher outstanding bank debt balances as well as the new April 2021 Notes related to financing of the EUROIMMUN acquisition. This increase was partially offset by a gain of $13.0 million recorded for the three months ended September 30, 2018 due to the sale of the multispectral imaging business discussed below.
Interest and other expense, net, for the nine months ended September 30, 2018 was an expense of $29.9 million, as compared to income of $13.8 million for the nine months ended October 1, 2017, an increase in expense of $43.7 million. The increase in interest and other expense, net, for the nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017, was primarily due to a one-time foreign exchange gain of $42.6 million recorded for the nine months ended October 1, 2017, related to the remeasurement and settlement of the EUROIMMUN acquisition-related hedges, and an increase in interest expense by $18.2 million primarily due to higher outstanding bank debt balances as well as the new April 2021 Notes related to financing of the EUROIMMUN acquisition. This increase was partially offset by a gain of $13.3 million for the nine months ended September 30, 2018 primarily due to the sale of the multispectral imaging business. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
For the three months ended September 30, 2018, the provision for income taxes from continuing operations was $2.6 million, as compared to $8.5 million for the three months ended October 1, 2017. For the nine months ended September 30, 2018, the provision for income taxes from continuing operations was $12.1 million, as compared to $20.5 million for the nine months ended October 1, 2017.
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
The effective tax rate from continuing operations was 3.3% and 6.8% for the three and nine months ended September 30, 2018, respectively, as compared to 8.1% and 9.5% for the three and nine months ended October 1, 2017, respectively. The lower effective tax rate during the three months ended September 30, 2018, as compared to the three months ended October 1, 2017, was due to certain higher tax rate jurisdictions projected to have lower income in fiscal year 2018 as compared to fiscal year 2017, and higher tax benefits related to discrete items, which were $5.5 million in the three months ended September 30, 2018, as compared to $2.2 million in the three months ended October 1, 2017. The lower effective tax rate during the nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017, was due to lower projected income in certain higher tax rate jurisdictions in fiscal year 2018 as compared to fiscal year 2017.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations, and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.
During the third quarter of fiscal year 2018, we completed the sale of substantially all of the assets and liabilities related to our multispectral imaging business for aggregate consideration of $37.3 million, recognizing a pre-tax gain of $13.0 million. The pre-tax gain is included in interest and other expense, net in the consolidated statement of operations. The multispectral imaging business was a component of our DAS segment. The divestiture of the multispectral imaging business has not been classified as a discontinued operation in this Form 10-Q because the disposition does not represent a strategic shift that will have a major effect on our operations and financial statements.
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
The summary pre-tax operating results of the discontinued operations, were as follows for the three and nine months ended:

	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Revenue	$—	$—	$—	$44,343
Cost of revenue	—	—	—	32,933
Selling, general and administrative expenses	—	—	—	5,869
Research and development expenses	—	—	—	4,891
Income from discontinued operations before income taxes	$—	$—	$—	$650
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $8.5 million and $9.4 million as of September 30, 2018 and December 31, 2017, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at September 30, 2018 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended September 30, 2018 was $406.2 million, as compared to $385.4 million for the three months ended October 1, 2017, an increase of $20.8 million, or 5%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end-markets for the three months ended September 30, 2018, as compared to the three months ended October 1, 2017, and includes the effect of foreign exchange fluctuations. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase in our applied markets revenue of $8.5 million and an increase of $12.3 million in our life sciences market revenue. The increase in our applied markets revenue was driven by strength in sales of industrial, environmental and food offerings. The increase in our life sciences market revenue was driven by strength in our drug discovery sales and increased demand for our OneSource laboratory service business.
Revenue for the nine months ended September 30, 2018 was $1,233.3 million, as compared to $1,130.3 million for the nine months ended October 1, 2017, an increase of $103.0 million, or 9%, which includes an approximate 2% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end-markets for the nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017, and includes the effect of foreign exchange fluctuations. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $63.2 million in our life sciences market revenue and an increase in applied markets revenue of $39.8 million. The increase in our life sciences market revenue was driven by strength in our drug discovery sales, a strong performance in our Informatics business and increased demand for our OneSource laboratory service business. In our applied markets, we experienced higher growth in our industrial, environmental and food offerings.
Operating income from continuing operations for the three months ended September 30, 2018 was $48.4 million, as compared to $47.3 million for the three months ended October 1, 2017, an increase of $1.1 million, or 2%. Amortization of intangible assets was $11.4 million for the three months ended September 30, 2018, as compared to $12.8 million for the three months ended October 1, 2017. Restructuring and contract termination charges, net, were $5.9 million for the three months ended September 30, 2018, as compared to $1.7 million for the three months ended October 1, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $1.8 million for the three months ended September 30, 2018. Legal costs for significant litigation matters were $0.6 million for the three months ended September 30, 2018, as compared to zero for the three months ended October 1, 2017. In addition to the factors noted

above, operating income increased for the three months ended September 30, 2018, as compared to the three months ended October 1, 2017, as we continued to realize the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses.
Operating income from continuing operations for the nine months ended September 30, 2018 was $149.2 million, as compared to $128.6 million for the nine months ended October 1, 2017, an increase of $20.6 million, or 16%. Amortization of intangible assets was $34.6 million for the nine months ended September 30, 2018, as compared to $37.5 million for the nine months ended October 1, 2017. Restructuring and contract termination charges, net, were $11.6 million for the nine months ended September 30, 2018, as compared to $9.7 million for the nine months ended October 1, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $1.9 million for the nine months ended September 30, 2018, as compared to $0.4 million for the nine months ended October 1, 2017. Legal costs for significant litigation matters were $5.1 million for the nine months ended September 30, 2018, as compared to zero for the nine months ended October 1, 2017. In addition to the factors noted above, operating income increased for the nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017, as we continued to realize the benefits from our cost containment initiatives partially offset by higher costs in research and development expenses.
Diagnostics
Revenue for the three months ended September 30, 2018 was $268.1 million, as compared to $168.9 million for the three months ended October 1, 2017, an increase of $99.3 million, or 59%, which includes an approximate 53% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended September 30, 2018 and October 1, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from our acquisition of EUROIMMUN, which contributed $90.2 million in revenues during the three months ended September 30, 2018, and continued expansion of our reproductive health, applied genomics and immuno-diagnostics solutions, particularly in the Americas and emerging markets, such as China and India.
Revenue for the nine months ended September 30, 2018 was $788.3 million, as compared to $485.1 million for the nine months ended October 1, 2017, an increase of $303.2 million, or 63%, which includes an approximate 52% increase in revenue attributable to acquisitions and divestitures and a 2% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue in our Diagnostics segment for each of the nine months ended September 30, 2018 and October 1, 2017 that otherwise would have been recorded by the acquired businesses during each of the respective periods. In our diagnostics market, we experienced growth from our acquisition of EUROIMMUN, which contributed $262.4 million in revenues during the nine months ended September 30, 2018, and continued expansion of our reproductive health, applied genomics and immuno-diagnostics solutions in key regions outside the United States, particularly in Europe and emerging markets, such as China and India.
Operating income from continuing operations for the three months ended September 30, 2018 was $47.4 million, as compared to $43.4 million for the three months ended October 1, 2017, an increase of $4.1 million, or 9%. Amortization of intangible assets increased and was $23.9 million for the three months ended September 30, 2018, as compared to $4.9 million for the three months ended October 1, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $3.9 million for the three months ended September 30, 2018, as compared to $6.3 million for the three months ended October 1, 2017. Restructuring and contract termination charges, net, were $0.6 million for the three months ended September 30, 2018, as compared to $1.5 million for the three months ended October 1, 2017. Legal costs for significant litigation matters were $0.4 million for the three months ended September 30, 2018, as compared to zero for the three months ended October 1, 2017. In addition to the factors noted above, operating income increased for the three months ended September 30, 2018, as compared to the three months ended October 1, 2017, primarily the result of a favorable shift in product mix, higher sales volume, strong reproductive health sales and benefits from our initiatives to improve our supply chain.
Operating income from continuing operations for the nine months ended September 30, 2018 was $104.6 million, as compared to $113.0 million for the nine months ended October 1, 2017, a decrease of $8.4 million, or 7%. Amortization of intangible assets increased and was $66.1 million for the nine months ended September 30, 2018, as compared to $14.8 million for the nine months ended October 1, 2017. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $15.5 million for the nine months ended September 30, 2018, as compared to $13.5 million for the nine months ended October 1, 2017. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $18.2 million for the nine months ended September 30, 2018, as compared to $4.2 million for the nine months ended October 1, 2017. Restructuring and contract termination charges, net, were $1.5 million for the nine months ended September 30, 2018, as compared to $3.2 million for the nine months ended October 1, 2017. Legal costs, net of reversals, for significant litigation matters were $0.2 million for the nine months ended September 30, 2018, as compared to zero for the nine months ended October 1, 2017. In addition to the factors noted above, operating income decreased for the nine months ended September 30, 2018, as compared to the nine months ended October 1, 2017, primarily the result of an unfavorable shift in product mix partially offset by higher sales volume, strong reproductive health sales and benefits from our initiatives to improve our supply chain.

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
At September 30, 2018, we had cash and cash equivalents of $149.5 million, of which $135.6 million was held by our non-U.S. subsidiaries, and we had $577.6 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at September 30, 2018.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. The Tax Act requires us to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries. Based on available information, we estimated the tax on the deemed repatriation of our foreign earnings and have recorded a tax expense of $85.0 million in continuing operations at December 31, 2017. During the three months ended September 30, 2018, we refined our calculations of the one-time transition tax based on newly issued guidance from the Internal Revenue Service. As a result, we recorded a benefit of $5.1 million in continuing operations related to the one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
On July 27, 2016, our Board of Directors (our "Board") authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 23, 2018, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the nine months ended September 30, 2018, we had no stock repurchases under the Repurchase Program and New Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of September 30, 2018, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.

In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended September 30, 2018, we repurchased 3,807 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the nine months ended September 30, 2018, we repurchased 63,506 shares of common stock for this purpose at an aggregate cost of $5.0 million.
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
During the first nine months of fiscal year 2018, we contributed $6.4 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $2.3 million by the end of fiscal year 2018. During the nine months ended September 30, 2018, we contributed $15.0 million to our defined benefit pension plan in the United States for plan year 2017. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $151.8 million for the nine months ended September 30, 2018, as compared to net cash provided by continuing operations of $165.2 million for the nine months ended October 1, 2017, a decrease in cash provided by operating activities of $13.3 million. The cash provided by operating activities for the nine months ended September 30, 2018 was principally a result of a net cash decrease in accrued expenses, other assets and liabilities and other items of $90.7 million and a net cash decrease in working capital of $90.6 million. These items were partially offset by income from continuing operations of $166.2 million, adjusted for non-cash charges, including depreciation and amortization of $133.4 million, stock-based compensation expense of $23.3 million, restructuring and contract termination charges, net of $13.1 million and change in fair value of contingent consideration of $10.8 million, as well as a gain on disposition of businesses and assets, net of $13.0 million and a gain on sales of investments, net of $0.6 million. Contributing to the net cash decrease in working capital for the nine months ended September 30, 2018, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts payable of $36.6 million, an increase in accounts receivable of $12.7 million and an increase in inventory of $41.3 million. The decrease in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2018. The increase in accounts receivable was a result of higher sales volume during the first nine months of fiscal year 2018. The increase in inventory was primarily a result of expanding the amount of inventory held at sales locations within our Discovery & Analytical Solutions and Diagnostics segments to improve responsiveness to customer requirements and to facilitate the introduction of new products. Changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $90.7 million for the nine months ended September 30, 2018, as compared to $109.6 million for the nine months ended October 1, 2017. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits.
Investing Activities. Net cash used in the investing activities of our continuing operations was $71.9 million for the nine months ended September 30, 2018, as compared to $85.5 million for the nine months ended October 1, 2017, a decrease of $13.6 million. For the nine months ended September 30, 2018, the net cash used in investing activities of our continuing operations was principally a result of capital expenditures of $60.4 million, cash used for acquisitions of $44.1 million, and purchases of investments of $5.5 million. These items were partially offset by $38.0 million in proceeds from disposition of investments and $0.1 million in proceeds from the surrender of life insurance policies. Net cash used for capital expenditures was $22.4 million for the nine months ended October 1, 2017. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the nine months ended October 1, 2017, we used $123.6 million in cash for acquisitions and investments, which was partially offset by $60.4 million in proceeds from settlement of acquisition-related foreign currency forward contracts.
Financing Activities. Net cash used in financing activities of continuing operations was $122.0 million for the nine months ended September 30, 2018, as compared to net cash used in financing activities of continuing operations of $33.9 million for the nine months ended October 1, 2017, an increase in cash used in financing activities of continuing operations of $88.0 million. During the nine months ended September 30, 2018, we paid $30.3 million as compared to $11.5 million for settlement of forward foreign exchange contracts for the nine months ended October 1, 2017. During the nine months ended September 30, 2018, we paid $23.2 million as compared to $23.1 million in dividends for the nine months ended October 1, 2017. During the nine months ended September 30, 2018, we had net payments on other credit facilities of $22.9 million as compared to $0.9 million for the nine months ended October 1, 2017. During the nine months ended September 30, 2018, we repurchased 63,506 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $5.0 million. This compares to repurchases of 73,672 shares of common stock pursuant to our equity incentive plans for the nine months ended October 1, 2017, for a total cost of $3.5 million. During the nine months ended September 30, 2018, we made $12.8 million in payments for acquisition-related contingent consideration, as compared to $8.9 million for the nine months ended October 1, 2017. This cash used in financing activities during the nine months ended September 30, 2018 was partially offset by proceeds of $369.3 million from the sale of our 0.6% senior unsecured notes due in 2021, and we paid $2.6 million for debt issuance costs. During the nine months ended September 30, 2018, borrowings from our senior unsecured revolving credit facility totaled $605.0 million, which were more than offset by debt payments of $1,019.0 million. This compares to borrowings from our senior unsecured revolving credit facility of $147.0 million, which were offset by our debt payments of $147.0 million during the nine months ended October 1, 2017. Proceeds from the issuance of common stock under our stock plans were $19.5 million during the nine months ended September 30, 2018 as compared to $14.0 million for the nine months ended October 1, 2017.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility.  Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of September 30, 2018, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of September 30, 2018, we had $577.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of September 30, 2018 was 110 basis points. The weighted average Eurocurrency interest rate as of September 30, 2018 was 2.19%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.29%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of September 30, 2018. As of September 30, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $411.0 million, and $2.6 million of unamortized debt issuance costs. As of December 31, 2017, the senior unsecured revolving credit facility had outstanding borrowings of $625.0 million, and $3.3 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of September 30, 2018.
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
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of September 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.2 million, net of $1.2 million of unamortized original issue discount and $1.7 million of unamortized debt issuance costs. As of December 31, 2017, the November 2021 Notes had an aggregate carrying value of $496.6 million, net of $1.4 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require us to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of September 30, 2018, the 2026 Notes had an aggregate carrying value of $572.3 million, net of $4.2 million of unamortized original issue discount and $3.9 million of unamortized debt issuance costs. As of December 31, 2017, the 2026 Notes had an aggregate carrying value of $591.7 million, net of $4.7 million of unamortized original issue discount and $4.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of September 30, 2018, the April 2021 Notes had an aggregate carrying value of $345.8 million, net of $0.2 million of unamortized original issue discount and $2.3 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of our senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for our acquisition of EUROIMMUN, which closed in December 19, 2017. Prior to the maturity date of the April 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $35.3 million (or €30.4 million) and $57.2 million (or €47.6 million) as of September 30, 2018 and December 31, 2017, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2031. Of these bank loans, loans in the aggregate amount of $35.1 million bear fixed interest rates between 1.1% and 5.5% and a loan in the amount of $0.2 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $5.4 million of the bank loans are secured by mortgages on real property and the remaining $29.9 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable covenants as of September 30, 2018.
In addition, we have other unsecured revolving credit facilities and a secured bank loan in the amount of $8.1 million and $0.2 million, respectively, as of September 30, 2018. The unsecured revolving debt facilities bear fixed interest rates between 0.05% and 2.30%. The secured bank loan of $0.2 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At September 30, 2018, we had $34.9 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.4 million was recorded as long-term debt. At December 31, 2017, we had $35.9 million recorded for these financing lease obligations, of which $1.4 million was recorded as short-term debt and $34.5 million was recorded as long-term debt. The buildings are being depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first three quarters of fiscal year 2018 and in each quarter of fiscal year 2017. At September 30, 2018, we had accrued $7.8 million for dividends declared on July 23, 2018 for the third quarter of fiscal year 2018 that will be payable on November 9, 2018. On October 24, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2018 that will be payable on February 8, 2019. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K have changed due to new lease agreements for certain operating facilities.
During the nine months ended September 30, 2018, we entered into new lease agreements for certain operating facilities. Our total rental payments to the lessors are now expected to be $10.6 million for the remainder of fiscal year 2018, $26.2 million for fiscal year 2019, $19.9 million for fiscal year 2020, $14.9 million for fiscal year 2021, $8.1 million for fiscal year 2022 and $18.2 million in the aggregate thereafter. There have not been any other material changes during the first nine months of fiscal year 2018.

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

Principal hedged currencies include the British Pound, Euro, Swedish Krona, Japanese Yen and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $180.4 million, $212.1 million and $140.0 million at September 30, 2018, December 31, 2017 and October 1, 2017, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended September 30, 2018 and October 1, 2017.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €48.7 million and combined U.S. Dollar notional amounts of $28.0 million as of September 30, 2018, combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017, and combined Euro notional amounts of €19.0 million and combined U.S. Dollar notional amounts of $12.3 million as of October 1, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended September 30, 2018 and October 1, 2017. We paid $30.3 million and $11.5 million during the nine months ended September 30, 2018 and October 1, 2017, respectively, from the settlement of these hedges.
In April 2018, we entered into a series of foreign currency forward contracts with a notional amount of €298.7 million to hedge our investments in certain foreign subsidiaries. Realized and unrealized translation adjustments from these hedges were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. The foreign currency forward contracts were settled during the second quarter of 2018 and we recorded a net realized foreign exchange loss in AOCI of $2.6 million for the nine months ended September 30, 2018.
During fiscal year 2016, we designated the 2026 Notes to hedge our investments in certain foreign subsidiaries. In January 2018, we removed the hedging relationship of our 2026 Notes and investments in certain foreign subsidiaries and recognized $2.1 million of unrealized foreign exchange gain in AOCI. In April 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 30, 2018, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €135.1 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $0.8 million and $7.7 million for the three and nine months ended September 30, 2018, respectively.
In April 2018, we designated the April 2021 Notes with a notional amount of €298.7 million to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 30, 2018, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €298.7 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $1.8 million and $22.6 million for the three and nine months ended September 30, 2018, respectively.
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
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at September 30, 2018 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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

•	accurately anticipate customer needs,

•	innovate and develop new reliable technologies and applications,

•	receive regulatory approvals in a timely manner,

•	successfully commercialize new technologies in a timely manner,

•	price our products competitively, and manufacture and deliver our products in sufficient volumes and on time, and

•	differentiate our offerings from our competitors’ offerings.
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our acquisitions of Shanghai Spectrum Instruments Co., Ltd., RHS Limited, DNA Laboratories Sdn. Bhd. and Dani Analitica S.r.l. during fiscal year 2018. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in the nine months ended September 30, 2018. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
Our senior unsecured revolving credit facility, senior unsecured notes due in April 2021 ("April 2021 Notes"), senior unsecured notes due in November 2021 ("November 2021 Notes") and senior unsecured notes due in 2026 ("2026 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the April 2021 Notes, the November 2021 Notes, the 2026 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
As of September 30, 2018, our total assets included $4.1 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On July 23, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2018 that will be payable on November 9, 2018. On October 24, 2018, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2018 that will be payable on February 8, 2019. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Aggregate Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2, 2018—July 29, 2018	841	$75.67	—	$250,000,000
July 30, 2018—August 26, 2018	2,317	86.10	—	250,000,000
August 27, 2018—September 30, 2018	649	95.74	—	250,000,000
Activity for quarter ended September 30, 2018	3,807	$85.44	—	$250,000,000
 ____________________

(1)
Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended September 30, 2018, we repurchased 3,807 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the nine months ended September 30, 2018, we repurchased 63,506 shares of common stock for this purpose at an aggregate cost of $5.0 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value

(2)
On July 27, 2016, our Board authorized us to repurchase up to 8.0 million shares of common stock under a stock repurchase program (the "Repurchase Program"). On July 23, 2018, our Board authorized us to immediately terminate the Repurchase Program and further authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the nine months ended September 30, 2018, we had no stock repurchases under the Repurchase Program and New Repurchase Program. No shares remain available for repurchase under the Repurchase Program due to its cancellation. As of September 30, 2018, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and October 1, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and October 1, 2017, (iii) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and October 1, 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 6, 2018	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 6, 2018	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)