Form 10-Q
period 2019-03-31
PERKINELMER INC
filed 2019-05-07
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
______________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $1 par value per share	PKI	The New York Stock Exchange
As of May 2, 2019, there were outstanding 110,918,491 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per share data)
Product revenue	$438,722	$447,608
Service revenue	210,015	196,364
Total revenue	648,737	643,972
Cost of product revenue	206,276	220,256
Cost of service revenue	134,655	131,494
Total cost of revenue	340,931	351,750
Selling, general and administrative expenses	198,857	199,725
Research and development expenses	47,980	45,984
Restructuring and contract termination charges, net	7,639	6,578
Operating income from continuing operations	53,330	39,935
Interest and other expense, net	16,565	11,430
Income from continuing operations before income taxes	36,765	28,505
Provision for income taxes	1,312	2,470
Income from continuing operations	35,453	26,035
Income from discontinued operations before income taxes	—	—
Provision for income taxes on discontinued operations and dispositions	41	11
Loss from discontinued operations and dispositions	(41)	(11)
Net income	$35,412	$26,024
Basic earnings per share:
Income from continuing operations	$0.32	$0.24
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$0.32	$0.24
Diluted earnings per share:
Income from continuing operations	$0.32	$0.23
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$0.32	$0.23
Weighted average shares of common stock outstanding:
Basic	110,543	110,296
Diluted	111,293	111,330
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Net income	$35,412	$26,024
Other comprehensive income:
Foreign currency translation adjustments	3,066	18,499
Unrealized (loss) gain on securities, net of tax	(120)	41
Other comprehensive income	2,946	18,540
Comprehensive income	$38,358	$44,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 30, 2018
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$134,252	$163,111
Accounts receivable, net	623,927	632,669
Inventories	376,507	338,347
Other current assets	112,960	100,507
Total current assets	1,247,646	1,234,634
Property, plant and equipment:
At cost	648,517	680,183
Accumulated depreciation	(355,375)	(361,593)
Property, plant and equipment, net	293,142	318,590
Operating lease right-of-use assets	191,251	—
Intangible assets, net	1,167,576	1,199,667
Goodwill	2,939,082	2,952,608
Other assets, net	247,800	270,023
Total assets	$6,086,497	$5,975,522
Current liabilities:
Current portion of long-term debt	$13,334	$14,856
Accounts payable	219,341	220,949
Accrued restructuring and contract termination charges	9,238	4,834
Accrued expenses and other current liabilities	498,221	528,827
Current liabilities of discontinued operations	2,134	2,165
Total current liabilities	742,268	771,631
Long-term debt	1,848,935	1,876,624
Long-term liabilities	689,074	742,312
Operating lease liabilities	167,748	—
Total liabilities	3,448,025	3,390,567
Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 110,891,000 shares and 110,597,000 shares at March 31, 2019 and at December 30, 2018, respectively	110,891	110,597
Capital in excess of par value	58,090	48,772
Retained earnings	2,643,026	2,602,067
Accumulated other comprehensive loss	(173,535)	(176,481)
Total stockholders’ equity	2,638,472	2,584,955
Total liabilities and stockholders’ equity	$6,086,497	$5,975,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 For the Three Months Ended March 31, 2019 and April 1, 2018

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASC 842 (see Note 1)	—	—	13,289	—	13,289
Net income	—	—	35,412	—	35,412
Other comprehensive income	—	—	—	2,946	2,946
Dividends	—	—	(7,742)	—	(7,742)
Exercise of employee stock options and related income tax benefits	186	8,424	—	—	8,610
Issuance of common stock for employee stock purchase plans	19	1,367	—	—	1,386
Purchases of common stock	(57)	(5,236)	—	—	(5,293)
Issuance of common stock for long-term incentive program	146	3,392	—	—	3,538
Stock compensation	—	1,371	—	—	1,371
Balance, March 31, 2019	$110,891	$58,090	$2,643,026	$(173,535)	$2,638,472

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2017	$110,361	$58,828	$2,380,517	$(46,518)	$2,503,188
Cumulative effect of adopting ASC 606	—	—	10,209	—	10,209
Impact of adopting ASU 2016-16	—	—	(2,062)	—	(2,062)
Net income	—	—	26,024	—	26,024
Other comprehensive income	—	—	—	18,540	18,540
Dividends	—	—	(7,736)	—	(7,736)
Exercise of employee stock options and related income tax benefits	173	7,295	—	—	7,468
Issuance of common stock for employee stock purchase plans	—	—	—	—	—
Purchases of common stock	(58)	(4,444)	—	—	(4,502)
Issuance of common stock for long-term incentive program	144	2,741	—	—	2,885
Stock compensation	—	1,238	—	—	1,238
Balance, April 1, 2018	$110,620	$65,658	$2,406,952	$(27,978)	$2,555,252

The accompanying notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Operating activities:
Net income	$35,412	$26,024
Loss from discontinued operations and dispositions, net of income taxes	41	11
Income from continuing operations	35,453	26,035
Adjustments to reconcile income from continuing operations to net cash used in continuing operations:
Stock-based compensation	6,097	5,332
Restructuring and contract termination charges, net	7,639	6,578
Depreciation and amortization	50,469	44,453
Loss on disposition of businesses and assets, net	2,133	—
Change in fair value of contingent consideration	3,102	117
Amortization of deferred debt financing costs and accretion of discount	861	615
Amortization of acquired inventory revaluation	283	9,208
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	7,864	(10,280)
Inventories	(38,441)	(25,028)
Accounts payable	(1,451)	(10,026)
Accrued expenses and other	(79,325)	(61,562)
Net cash used in operating activities of continuing operations	(5,316)	(14,558)
Net cash used in operating activities of discontinued operations	—	—
Net cash used in operating activities	(5,316)	(14,558)
Investing activities:
Capital expenditures	(19,875)	(22,652)
Purchases of investments	(519)	—
Purchases of licenses	(5,000)	—
Proceeds from disposition of businesses	550	—
Proceeds from surrender of life insurance policies	—	72
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(4,384)	(1,087)
Net cash used in investing activities of continuing operations	(29,228)	(23,667)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used in investing activities	(29,228)	(23,667)
Financing activities:
Payments on borrowings	(152,000)	(147,000)
Proceeds from borrowings	179,000	204,000
Payments of debt financing costs	(88)	—
Settlement of cash flow hedges	(1,675)	(36,169)
Net payments on other credit facilities	(3,476)	(3,008)
Payments for acquisition-related contingent consideration	(12,100)	—
Proceeds from issuance of common stock under stock plans	8,610	7,468
Purchases of common stock	(5,293)	(4,555)
Dividends paid	(7,743)	(7,727)
Net cash provided by financing activities of continuing operations	5,235	13,009
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by financing activities	5,235	13,009
Effect of exchange rate changes on cash, cash equivalents and restricted cash	450	3,850
Net decrease in cash, cash equivalents and restricted cash	(28,859)	(21,366)
Cash, cash equivalents and restricted cash at beginning of period	166,315	202,371
Cash, cash equivalents and restricted cash at end of period	$137,456	$181,005

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	134,252	180,800
Restricted cash included in other current assets	3,204	205
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$137,456	$181,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC (the “2018 Form 10-K”). The balance sheet amounts at December 30, 2018 in this report were derived from the Company’s audited 2018 consolidated financial statements included in the 2018 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2019 and April 1, 2018, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 29, 2019 ("fiscal year 2019") will include 52 weeks, and the fiscal year ended December 30, 2018 ("fiscal year 2018") included 52 weeks.
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
In March 2018, the FASB Issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the Tax Cut and Jobs Act (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 permits companies to disclose that some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements, and if possible, disclose a reasonable estimate of such tax effects. ASU 2018-05 is effective immediately. The Company is applying the guidance in ASU 2018-05 when accounting for the enactment date effects of the Tax Act. At December 30, 2018, the Company completed the accounting for all of the tax effects of the Tax Act using reasonable estimates based on currently available information. These estimates may be affected as additional clarification and implementation guidance becomes available. These changes could be material to the Company's income tax expense. See Note 7 for further disclosures.
In February 2018, the FASB Issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides entities with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. ASU 2018-02 requires entities to disclose a description of the accounting policy for releasing income tax effects from AOCI; whether they elect to reclassify the stranded income tax effects from the Tax Act; and information about the other income tax effects that are reclassified. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and entities should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted ASU 2018-02 on December 30, 2018. The adoption of the standard resulted in an increase in retained earnings at December 30, 2018 in the amount of $6.5 million, with a corresponding decrease in AOCI. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Subsequent to the issuance of ASU 2016-13, in November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU 2018-19"). The amendments in ASU 2018-19 clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for the amendments in ASU 2018-19 are the same as the effective date and transition requirements of ASU 2016-13, which is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease of assets will primarily depend on its classification as a finance or operating lease. ASU 2016-02 also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. ASU 2016-02 is to be applied using a modified retrospective approach. Subsequent to the issuance of ASU 2016-02, in July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), and in March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements ("ASU 2019-01"). The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in the period of adoption will continue to be in accordance with Accounting Standards Codification (“ASC”) 840, Leases ("ASC 840"). An entity that elects this additional (and optional) transition method must provide the required disclosures under ASC 840 for all periods that continue to be in accordance with ASC 840. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if certain criteria are met. ASU 2019-01 provides clarification on implementation issues associated with adopting ASU 2016-02. ASU 2019-01 provides guidance on transition disclosures related to Topic 250, Accounting Changes and Error Corrections, specifically paragraph 205-10-50-3, which requires entities to provide in the fiscal year in which a new accounting principle is adopted the identical disclosures for interim periods after the date of adoption. The guidance in ASU 2019-01 explicitly provides an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date and transition requirements for these standards are the same as the effective date and transition requirements of ASU 2016-02. The standards were effective for the Company beginning on December 31, 2018, the first day of the Company's fiscal year 2019. The Company did not early adopt these standards and adopted these standards using the optional transition method.
The Company applied the modified retrospective approach, and applied the new leases standards at December 31, 2018, with a cumulative effect adjustment recognized in the opening balance of retained earnings in fiscal year 2019. As a lessee, the most significant impact of the standards relates to the recognition of the right-of-use assets and lease liabilities for the operating leases in the balance sheet. In addition, the Company had deferred gains from sale-leaseback transactions that are being amortized in operating expenses over the lease terms and the leases are accounted for as operating leases under ASC 840. Under the new standards, the Company recognized the deferred gains from the sales as a cumulative effect adjustment in retained earnings at December 31, 2018. The Company also derecognized the impact of its build-to-suit arrangements in which the Company was the deemed owner during the construction period, for which the construction is complete and the lease commenced before the initial date of adoption. The adoption of the standards resulted in an increase in retained earnings at December 31, 2018 of approximately $13.3 million for the cumulative effect of initially applying the standards as of that date. In addition, the adoption of the standards resulted in the recognition of right-of-use assets of approximately $199.5 million and lease liabilities of approximately $147.1 million, primarily related to the facilities operating leases, a decrease in property and equipment of approximately $34.6 million and an increase in deferred tax liabilities of $4.6 million for the tax impact of the cumulative adjustments. The adoption did not have an impact to cash from or used in operating, investing or financing activities in the Company's consolidated statement of cash flows at December 31, 2018.

Note 2: Revenue

Disaggregation of revenue
In the following table, revenue is disaggregated by primary geographical market, end-markets and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments revenue.

	Reportable Segments
	Three Months Ended
	March 31, 2019			April 1, 2018
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$162,417	$98,008	$260,425	$157,494	$88,534	$246,028
Europe	107,606	65,858	173,464	119,373	67,712	187,085
Asia	118,810	96,038	214,848	119,658	91,201	210,859
	$388,833	$259,904	$648,737	$396,525	$247,447	$643,972

Primary end-markets
Diagnostics	$—	$259,904	$259,904	$—	$247,447	$247,447
Life sciences	217,377	—	217,377	219,710	—	219,710
Applied markets	171,456	—	171,456	176,815	—	176,815
	$388,833	$259,904	$648,737	$396,525	$247,447	$643,972

Timing of revenue recognition
Products and services transferred at a point in time	$275,438	$239,247	$514,685	$282,084	$225,831	$507,915
Services transferred over time	113,395	20,657	134,052	114,441	21,616	136,057
	$388,833	$259,904	$648,737	$396,525	$247,447	$643,972

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of March 31, 2019 and December 30, 2018 were $41.6 million and $31.9 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the three months ended March 31, 2019 was $12.8 million. The increase in unbilled receivables during the three months ended March 31, 2019 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $22.5 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of March 31, 2019 and December 30, 2018 were $30.3 million and $30.8 million, respectively. The increase in contract liabilities during the three months ended March 31, 2019 due to cash received, excluding amounts recognized as revenue during the period, was $13.4 million. The amount of revenue recognized during the three months ended March 31, 2019 that was included in the contract liability balance at the beginning of the period was $13.9 million.

Contract costs: The Company recognizes the incremental costs of obtaining a contract with a customer as an asset if it expects the benefit of those costs to be longer than one year. The Company determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the period and are included in other current and long-term assets on the consolidated balance sheets. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include the Company's internal sales force compensation program, as the Company determined that annual compensation is commensurate with annual sales activities.
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

Note 3: Business Combinations
Acquisition in fiscal year 2019
Subsequent to March 31, 2019, the Company completed the acquisition of Cisbio Bioassays SAS (“Cisbio”), a company based in Codolet, France, for a total consideration of $219.8 million in cash, net of cash acquired. The operations for this acquisition will be reported within the results of the Company's Discovery & Analytical Solutions segment from the acquisition date.
Acquisitions in fiscal year 2018
During fiscal year 2018, the Company completed the acquisition of four businesses for aggregate consideration of $105.8 million. The excess of the purchase price over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.2 years.

The total purchase price for the acquisitions in fiscal year 2018 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2018 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$95,950
Other liability	3,354
Contingent consideration	6,200
Working capital and other adjustments	262
Less: cash acquired	(1,132)
Total	$104,634
Identifiable assets acquired and liabilities assumed:
Current assets	$6,079
Property, plant and equipment	1,166
Other assets	891
Identifiable intangible assets:
Core technology	34,021
Trade names	1,070
Customer relationships	10,200
Goodwill	65,003
Deferred taxes	(8,923)
Debt assumed	(461)
Liabilities assumed	(4,412)
Total	$104,634
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
During the first quarter of fiscal year 2019, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocation. Based on this information, the Company recognized an increase in goodwill of $5.4 million, an increase in deferred tax liabilities of $5.1 million, an increase in liabilities assumed of $0.1 million and a decrease in current assets of $0.4 million.
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
As of March 31, 2019, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $38.0 million. As of March 31, 2019, the Company has recorded contingent consideration obligations with an estimated fair value of $34.3 million, of which $30.8 million was recorded in accrued expenses and other current liabilities, and $3.5 million was recorded in long-term liabilities. As of December 30, 2018, the Company had recorded contingent consideration obligations with an estimated fair value of $69.7 million, of which $67.0 million was recorded in accrued expenses and other current liabilities, and $2.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 1.5 years from March 31, 2019, and the remaining weighted average expected earnout period at March 31, 2019 was 0.7 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three months ended March 31, 2019 and April 1, 2018 were $1.8 million and $2.1 million, respectively. These amounts include $0.2 million and $(0.7) million of net foreign exchange loss (gain) related to the foreign currency denominated stay bonus associated with the Company's acquisition of Tulip Diagnostics Private Limited for the three months ended March 31, 2019 and April 1, 2018, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

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
The Company implemented a restructuring plan in the first quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan"). The Company implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 6 to the audited consolidated financial statements in the 2018 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2019 and 2018 in continuing operations:

	Workforce Reductions			Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics		Severance

	(In thousands, except headcount data)
Q1 2019 Plan	105	$6,001	$1,459	$7,460	Q4 FY2019
Q4 2018 Plan	1	348	—	348	Q1 FY2019
Q3 2018 Plan	61	1,146	618	1,764	Q2 FY2019
Q1 2018 Plan	47	5,096	902	5,998	Q2 FY2019

The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.1 million and $0.2 million during the three months ended March 31, 2019 and April 1, 2018, respectively, in the Discovery & Analytical Solutions segment.
At March 31, 2019, the Company had $10.4 million recorded for accrued restructuring and contract termination charges, of which $9.2 million was recorded in short-term accrued restructuring and contract termination charges, $0.9 million was recorded in long-term liabilities, and $0.3 million was recorded in other reserves. At December 30, 2018, the Company had $6.2 million recorded for accrued restructuring and contract termination charges, of which $4.8 million was recorded in short-term accrued restructuring and contract termination charges, and $1.4 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended March 31, 2019:

	Balance at December 30, 2018	2019 Charges	2019 Changes in Estimates, Net	2019 Amounts Paid	Balance at March 31, 2019
	(In thousands)
Severance:
Q1 2019 Plan	$—	$7,460	$—	$(1,381)	$6,079
Q4 2018 Plan	348	—	—	(348)	—
Q3 2018 Plan	1,415	—	129	(534)	1,010
Q1 2018 Plan	1,609	—	—	(282)	1,327
Previous Plans	2,671	—	—	(842)	1,829
Restructuring	6,043	7,460	129	(3,387)	10,245
Contract Termination	137	—	50	—	187
Total Restructuring and Contract Termination	$6,180	$7,460	$179	$(3,387)	$10,432

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Interest income	$(283)	$(265)
Interest expense	15,850	17,650
Loss on disposition of businesses and assets, net	2,133	—
Other income, net	(1,135)	(5,955)
Total interest and other expense, net	$16,565	$11,430
During the three months ended March 31, 2019 and April 1, 2018, foreign currency transaction losses (gains) were $0.1 million and $(26.0) million, respectively. Net losses from forward currency hedge contracts were $0.3 million and $22.6 million for the three months ended March 31, 2019 and April 1, 2018, respectively. The other components of net periodic pension credit were $1.5 million and $2.5 million for the three months ended March 31, 2019 and April 1, 2018, respectively. These amounts were included in other income, net.

Note 6: Inventories

Inventories as of March 31, 2019 and December 30, 2018 consisted of the following:

	March 31, 2019	December 30, 2018
	(In thousands)
Raw materials	$137,347	$119,115
Work in progress	23,910	18,110
Finished goods	215,250	201,122
Total inventories	$376,507	$338,347

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
The total provision for income taxes included in the condensed consolidated statement of operations consisted of the following:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Continuing operations	$1,312	$2,470
Discontinued operations	41	11
Total	$1,353	$2,481
At March 31, 2019, the Company had gross tax effected unrecognized tax benefits of $31.5 million, of which $29.8 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $1.1 million of its uncertain tax positions at March 31, 2019, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2009 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first three months of fiscal years 2019 and 2018, the Company recorded net discrete income tax benefits of $4.0 million and $1.4 million, respectively. The discrete tax benefits in the first three months of fiscal year 2019 and fiscal year 2018 include recognition of excess tax benefits on stock compensation of $2.9 million and $1.9 million, respectively.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of March 31, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of March 31, 2019, the Company had $543.6 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of March 31, 2019 was 110 basis points. The weighted average Eurocurrency interest rate as of March 31, 2019 was 2.50%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.60%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of March 31, 2019. As of March 31, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $445.0 million, and $2.4 million of unamortized debt issuance costs. As of December 30, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $418.0 million, and $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of March 31, 2019, the November 2021 Notes had an aggregate carrying value of $497.5 million, net of $1.0 million of unamortized original issue discount and $1.5 million of unamortized debt issuance costs. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require the Company to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of March 31, 2019, the 2026 Notes had an aggregate carrying value of $553.4 million, net of $3.8 million of unamortized original issue discount and $3.7 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of March 31, 2019, the April 2021 Notes had an aggregate carrying value of $334.6 million, net of $0.1 million of unamortized original issue discount and $1.8 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April

9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of the Company’s senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for the Company's acquisition of EUROIMMUN, which closed on December 19, 2017. Prior to the maturity date of the April 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $29.2 million (or €26.0 million) and $32.1 million (or €28.0 million) as of March 31, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $29.0 million bear fixed interest rates between 1.1% and 4.5% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.5 million of the bank loans are secured by mortgages on real property and the remaining $24.7 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had other unsecured revolving credit facilities and a secured bank loan in the amount of $4.8 million and $0.2 million, respectively, as of March 31, 2019 and $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities bear fixed interest at a rate of 2.3%. The secured bank loan of $0.2 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 30, 2018, the Company had $34.5 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.0 million was recorded as long-term debt. Prior to adoption of ASC 842, Leases ("ASC 842"), the buildings were depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other. Upon adoption of ASC 842, the Company derecognized the impact of this build-to-suit arrangement.

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

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Number of common shares—basic	110,543	110,296
Effect of dilutive securities:
Stock options	631	861
Restricted stock awards	119	173
Number of common shares—diluted	111,293	111,330
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	485	332
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2018 Form 10-K.

The principal products and services of the Company's two operating segments are:

•	Discovery & Analytical Solutions. Provides products and services targeted towards the life sciences and applied markets.

•
Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, immunodiagnostics and applied genomics markets. The Diagnostics segment serves the diagnostics market.

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$222,790	$237,695
Service revenue	166,043	158,830
Total revenue	388,833	396,525
Operating income from continuing operations	36,927	36,197
Diagnostics
Product revenue	215,932	209,913
Service revenue	43,972	37,534
Total revenue	259,904	247,447
Operating income from continuing operations	31,486	18,394
Corporate
Operating loss from continuing operations	(15,083)	(14,656)
Continuing Operations
Product revenue	438,722	447,608
Service revenue	210,015	196,364
Total revenue	648,737	643,972
Operating income from continuing operations	53,330	39,935
Interest and other expense, net (see Note 5)	16,565	11,430
Income from continuing operations before income taxes	$36,765	$28,505

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	March 31, 2019	December 30, 2018
	(In thousands)
Foreign currency translation adjustments	$(173,393)	$(176,459)
Unrecognized prior service costs, net of income taxes	245	245
Unrealized net losses on securities, net of income taxes	(387)	(267)
Accumulated other comprehensive loss	$(173,535)	$(176,481)

Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended March 31, 2019, the Company had no stock repurchases under the Repurchase Program. As of March 31, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended March 31, 2019, the Company repurchased 57,289 shares of common stock for this purpose at an aggregate cost of $5.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2019 and in each quarter of fiscal year 2018. At March 31, 2019, the Company has accrued $7.8 million for dividends declared on January 24, 2019 for the first quarter of fiscal year 2019 that will be payable in May 2019. On April 25, 2019, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2019 that will be payable in August 2019. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 12: Stock Plans

In addition to the Company's Employee Stock Purchase Plan, in the first quarter of fiscal year 2019, the Company utilized one stock-based compensation plan, the 2009 Incentive Plan (the “2009 Plan”). Under the 2009 Plan, 10.0 million shares of the Company's common stock are authorized for stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards as part of the Company’s compensation programs. In addition to shares of the Company’s common stock originally authorized for issuance under the 2009 Plan, the 2009 Plan includes shares of the Company’s common stock previously granted under the Amended and Restated 2001 Incentive Plan and the 2005 Incentive Plan that were canceled or forfeited without the shares being issued.
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cost of revenue	$334	$305
Research and development expenses	291	308
Selling, general and administrative expenses	5,472	4,719
Total stock-based compensation expense	$6,097	$5,332
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $4.2 million and $3.1 million for the three months ended March 31, 2019 and April 1, 2018, respectively. Stock-based compensation costs capitalized as part of inventory was $0.4 million as of each of March 31, 2019 and April 1, 2018.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Risk-free interest rate	2.6%	2.6%
Expected dividend yield	0.3%	0.4%
Expected term	5 years	5 years
Expected stock volatility	22.8%	20.7%

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 30, 2018	1,765	$52.91
Granted	294	93.65
Exercised	(186)	46.21
Forfeited	(15)	69.57
Outstanding at March 31, 2019	1,858	$59.89	4.5	$67.8
Exercisable at March 31, 2019	1,165	$48.42	3.5	$55.8
The weighted-average per-share grant-date fair value of options granted during the three months ended March 31, 2019 and April 1, 2018 was $22.66 and $17.50, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2019 and April 1, 2018 was $8.8 million and $5.7 million, respectively. Cash received from option exercises for the three months ended March 31, 2019 and April 1, 2018 was $8.6 million and $7.5 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.4 million and $1.2 million for the three months ended March 31, 2019 and April 1, 2018, respectively.
There was $11.7 million of total unrecognized compensation cost related to nonvested stock options granted as of March 31, 2019. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 30, 2018	465	$61.72
Granted	148	94.91
Vested	(176)	52.76
Forfeited	(10)	67.84
Nonvested at March 31, 2019	427	$76.26
The fair value of restricted stock awards vested during the three months ended March 31, 2019 and April 1, 2018 was $9.3 million and $8.2 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.7 million for the three months ended March 31, 2019, and $2.4 million for the three months ended April 1, 2018.
As of March 31, 2019, there was $25.9 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 74,948 performance restricted stock units during the three months ended March 31, 2019 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the three months ended March 31, 2019 was $92.84. During the three months ended March 31, 2019, no performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $0.8 million and $0.4 million for the three months ended March 31, 2019 and April 1, 2018, respectively. As of March 31, 2019, there were 162,621 performance restricted stock units outstanding.
Performance Units: No performance units were granted during the three months ended March 31, 2019. During the three months ended March 31, 2019, 10,116 performance units were forfeited. The total compensation expense recognized related to performance units was $1.2 million and $1.3 million for the three months ended March 31, 2019 and April 1, 2018, respectively. As of March 31, 2019, there were 134,035 performance units outstanding and subject to forfeiture, with a corresponding liability of $6.0 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the three months ended March 31, 2019, the Company did not grant any stock awards.
Employee Stock Purchase Plan: During the three months ended March 31, 2019, the Company issued 18,562 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $74.62 per share. At March 31, 2019, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 1, 2019, its annual impairment testing date for fiscal year 2019. The Company concluded that there was no goodwill impairment. The range of the long-term terminal growth rates for the Company’s reporting units was 3% to 5% for the fiscal year 2019 impairment analysis. The range for the discount rates for the reporting units was 10.5% to 15%. Keeping all other variables constant, a 10% change in any one of these input assumptions for the various reporting units would still allow the Company to conclude that there was no impairment of goodwill.
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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2019, and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2019.

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 30, 2018	$1,334,992	$1,617,616	$2,952,608
Foreign currency translation	(6,023)	(12,859)	(18,882)
Acquisitions, earn-outs and other	5,356	—	5,356
Balance at March 31, 2019	$1,334,325	$1,604,757	$2,939,082
Identifiable intangible asset balances by category were as follows:

	March 31, 2019	December 30, 2018
	(In thousands)
Patents	$42,525	$42,646
Less: Accumulated amortization	(38,211)	(37,753)
Net patents	4,314	4,893
Trade names and trademarks	77,276	78,146
Less: Accumulated amortization	(35,285)	(33,801)
Net trade names and trademarks	41,991	44,345
Licenses	58,665	53,305
Less: Accumulated amortization	(46,584)	(45,550)
Net licenses	12,081	7,755
Core technology	539,204	540,911
Less: Accumulated amortization	(278,755)	(265,744)
Net core technology	260,449	275,167
Customer relationships	1,092,783	1,089,527
Less: Accumulated amortization	(315,959)	(293,964)
Net customer relationships	776,824	795,563
IPR&D	1,333	1,360
Net amortizable intangible assets	1,096,992	1,129,083
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,167,576	$1,199,667
Total amortization expense related to definite-lived intangible assets was $38.7 million and $32.9 million for the three months ended March 31, 2019 and April 1, 2018, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $111.7 million for the remainder of fiscal year 2019, $152.8 million for fiscal year 2020, $137.5 million for fiscal year 2021, $127.3 million for fiscal year 2022, and $110.0 million for fiscal year 2023.

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

A summary of warranty reserve activity is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Balance at beginning of period	$8,393	$9,050
Provision charged to income	2,768	3,170
Payments	(3,254)	(3,477)
Adjustments to previously provided warranties, net	270	(110)
Foreign currency translation and acquisitions	(18)	153
Balance at end of period	$8,159	$8,786

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(In thousands)
Service and administrative costs	$1,633	$1,756	$22	$27
Interest cost	4,159	4,104	29	30
Expected return on plan assets	(6,176)	(7,346)	(294)	(314)
Amortization of prior service costs	(39)	(41)	—	—
Net periodic pension credit	$(423)	$(1,527)	$(243)	$(257)
During the three months ended March 31, 2019 and April 1, 2018, the Company contributed $2.1 million and $2.2 million, respectively, in the aggregate, to pension plans outside of the United States.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2018 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions.

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

Principal hedged currencies include the Chinese Yuan, Euro, Swedish Krona, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $171.7 million, $223.3 million and $165.6 million at March 31, 2019, December 30, 2018 and April 1, 2018, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended March 31, 2019 and April 1, 2018.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €22.8 million and combined U.S. Dollar notional amounts of $7.2 million as of March 31, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €100.4 million and combined U.S. Dollar notional amounts of $629.0 million as of April 1, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended March 31, 2019 and April 1, 2018. The Company paid $1.7 million and $36.2 million during the three months ended March 31, 2019 and April 1, 2018, respectively, from the settlement of these hedges.

In April 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of March 31, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €225.0 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $4.8 million for the three months ended March 31, 2019.
During fiscal year 2018, the Company designated the April 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of March 31, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €298.7 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $6.9 million for the three months ended March 31, 2019.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of March 31, 2019.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 31, 2019. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019 and December 30, 2018 classified in one of the three classifications described above:

		Fair Value Measurements at March 31, 2019 Using:
	Total Carrying Value at March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,350	$2,350	$—	$—
Foreign exchange derivative assets	318	—	318	—
Foreign exchange derivative liabilities	(228)	—	(228)	—
Contingent consideration	(34,349)	—	—	(34,349)

		Fair Value Measurements at December 30, 2018 Using:
	Total Carrying Value at December 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,447	$2,447	$—	$—
Foreign exchange derivative assets	750	—	750	—
Foreign exchange derivative liabilities	(594)	—	(594)	—
Contingent consideration	(69,661)	—	—	(69,661)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both March 31, 2019 and December 30, 2018, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the first quarter of fiscal year 2019, the Company updated the fair value of the contingent consideration and recorded a liability of $28.7 million as of March 31, 2019. The key assumptions used to determine the fair value of the contingent consideration as of March 31, 2019 included projected milestone dates within 2019, discount rates ranging from 2.4% to 4.3%, conditional probabilities of success of each individual milestone ranging from 95% to 100% and cumulative probabilities of success for each individual milestone ranging from 94.1% to 100%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
During the three months ended March 31, 2019, the Company paid $18.5 million of contingent consideration, of which $12.1 million was included in financing activities and $6.4 million was included in operating activities in the consolidated statements of cash flows. As of March 31, 2019, the Company had recorded $20.0 million in other current liabilities for a milestone achieved but not paid until the second quarter of fiscal year 2019.
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
As of March 31, 2019, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $38.0 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 1.5 years from March 31, 2019, and the remaining weighted average expected earnout period at March 31, 2019 was 0.7 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Balance at beginning of period	$(69,661)	$(65,328)
Amounts paid and foreign currency translation	18,414	—
Reclassified to other current liabilities for a milestone achieved	20,000	—
Change in fair value (included within selling, general and administrative expenses)	(3,102)	(117)
Balance at end of period	$(34,349)	$(65,445)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of March 31, 2019, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $442.6 million, net of $2.4 million of unamortized debt issuance costs. As of December 30, 2018, the Company’s senior unsecured revolving credit facility had a carrying value of $415.6 million, net of $2.4 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2019. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's November 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.5 million, net of $1.0 million of unamortized original issue discount and $1.5 million of unamortized debt issuance costs as of March 31, 2019. The November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs as of December 30, 2018. The November 2021 Notes had a fair value of $522.1 million and $516.1 million as of March 31, 2019 and December 30, 2018, respectively. The fair value of the November 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $553.4 million, net of $3.8 million of unamortized original issue discount and $3.7 million of unamortized debt issuance costs as of March 31, 2019. The 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs as of December 30, 2018. The 2026 Notes had a fair value of €512.3 million and €496.1 million as of March 31, 2019 and December 30, 2018, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's April 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $334.6 million, net of $0.1 million of unamortized original issue discount and $1.8 million of unamortized debt issuance costs as of March 31, 2019. The April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 30, 2018. The April 2021 Notes had a fair value of €301.4 million and €300.5 million as of March 31, 2019 and December 30, 2018, respectively. The fair value of the April 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
As of March 31, 2019, the April 2021 Notes, November 2021 Notes, and 2026 Notes were classified as Level 2.
The Company’s other debt facilities had an aggregate carrying value of $34.2 million and $38.2 million as of March 31, 2019 and December 30, 2018, respectively. As of March 31, 2019, these consisted of bank loans in the aggregate amount of $34.1 million bearing fixed interest rates between 1.1% and 4.5% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first three months of fiscal year 2019. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of March 31, 2019, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Leases
Changes in significant accounting policies
Except for the changes below, the Company consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted ASC 842 with a date of initial application of December 31, 2018 ("transition date"). As a result, the Company has changed its accounting policy for leases as detailed below. The Company applied ASC 842 using the modified retrospective method and applied the new leases standard at transition date, with a cumulative effect adjustment recognized in the opening balance of retained earnings in fiscal year 2019. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 840.
As a lessee, the Company recognized operating leases in the consolidated balance sheet under ASC 842. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company's consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized at the transition date based on the present value of the remaining lease payments over the lease term. As most of the Company's leases as of the transition date did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at transition date in determining the present value of lease payments. The Company used the implicit rate when readily determinable. The operating lease ROU asset excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as cars, the Company accounts for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
The Company has made an accounting policy election not to recognize ROU assets and lease liabilities that arise from short-term leases for facilities and equipment. Instead, the Company recognizes the lease payments in the consolidated statement of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.
As a lessor, the Company applies the practical expedient to not separate non-lease components from the associated lease component, instead to account for those components as a single component if the non-lease components otherwise would be accounted for under ASC 606, Revenue From Contracts With Customers (“ASC 606”), and both of the following criteria are met: 1) the timing and pattern of transfer of the non-lease component or components and associated lease component are the same; and 2) the lease component, if accounted for separately, would be classified as an operating lease. If the non-lease component or components associated with the lease component are the predominant component of the combined component, the Company accounts for the combined component in accordance with ASC 606. Otherwise, the Company accounts for the combined component as an operating lease in accordance with ASC 842.
Lessee Disclosures
The Company leases certain property and equipment under operating and finance leases. The Company's leases have remaining lease terms of less than 1 year to 41 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. Finance leases are not material to the Company.
The components of lease expense were as follows:

Three Months Ended
March 31, 2019
(In thousands)
Lease cost:
Operating lease cost	$13,545

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,335

Supplemental balance sheet information related to leases was as follows:

Three Months Ended
March 31, 2019
(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$191,251

Accrued expenses and other current liabilities	$38,035
Operating lease liabilities	167,748
Total operating liabilities	$205,783

Weighted Average Remaining Lease Term in Years
Operating leases	7.9

Weighted Average Remaining Discount Rate
Operating leases	3.3%

Maturities of lease liabilities as of March 31, 2019 were as follows:

Operating Leases
(In thousands)
2019	$34,548
2020	41,305
2021	34,047
2022	24,100
2023	19,610
2024	17,857
2025 and thereafter	65,951
Total lease payments	237,418
Less imputed interest	(31,635)
Total	$205,783

Under ASC 840, minimum rental commitments under noncancelable operating leases as of December 30, 2018 were as follows: $56.4 million in fiscal year 2019, $46.6 million in fiscal year 2020, $33.5 million in fiscal year 2021, $22.1 million in fiscal year 2022, $15.6 million in fiscal year 2023 and $67.6 million in fiscal year 2024 and thereafter.
Lessor Disclosures
Certain of the Company's contracts require that it places its instrument at the customer's site and sells reagents to the customer. As the predominant component in these contracts with customers are the sales of reagents and when both of the criteria above are met, the Company accounts for the combined component under ASC 606. When one of the criteria above are not met, the Company accounts for the non-lease component under ASC 606 and the lease component under ASC 842. Profit or loss, interest income and aggregate net investment in sales-type leases that did not qualify for the practical expedient are not material to the Company.

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $8.4 million and $7.9 million as of March 31, 2019 and December 30, 2018, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at March 31, 2019 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

•
Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, immunodiagnostics and applied genomics markets. The Diagnostics segment serves the diagnostics market.

Overview of the First Quarter of Fiscal Year 2019
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 29, 2019 ("fiscal year 2019") will include 52 weeks, and the fiscal year ended December 30, 2018 ("fiscal year 2018") included 52 weeks.
Our overall revenue in the first quarter of fiscal year 2019 was $648.7 million and increased $4.8 million, or 1%, as compared to the first quarter of fiscal year 2018, reflecting an increase of $12.5 million, or 5%, in our Diagnostics segment revenue and a decrease of $7.7 million, or 2%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2019 was driven by broad based growth across our reproductive health, immunodiagnostics and applied genomics businesses partially offset by unfavorable changes in foreign exchange rates. The decrease in our Discovery & Analytical Solutions segment revenue for the first quarter of fiscal year 2019 was driven by unfavorable changes in foreign exchange rates and a decrease in our life sciences and applied markets revenue.
In our Diagnostics segment, we experienced growth in reproductive health that was primarily driven by our genomic testing business. The growth in applied genomics was primarily driven by microfluidics and automated workstations. Our immunodiagnostics business grew from strong performances across both EUROIMMUN and Tulip.
In our Discovery & Analytical Solutions segment, we had a decrease in revenue for the first quarter of fiscal year 2019 as compared to the first quarter of fiscal year 2018, primarily driven by unfavorable changes in foreign exchange rates. The decrease in our life sciences market revenue was the result of a decrease in our academic and government market revenue driven by the timing of various service offerings and the US government shutdown, partially offset by an increase in revenue in our pharma and biotech markets driven by continued growth in our discovery and OneSource businesses. The decrease in our applied markets revenue was driven by the US government shutdown.
Our consolidated gross margins increased 207 basis points in the first quarter of fiscal year 2019, as compared to the first quarter of fiscal year 2018, primarily due to stronger productivity in our Diagnostics business and favorable product mix, partially offset by increased amortization expense. Our consolidated operating margins increased 202 basis points in the first quarter of fiscal year 2019, as compared to the first quarter of fiscal year 2018, primarily driven by stronger productivity in our gross margin and improved operating expense leverage.
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
We adopted Accounting Standards Codification 842, Leases ("ASC 842") as of December 31, 2018. As a result, we changed our accounting policy for leases as detailed in Note 18, Leases, in the Notes to Condensed Consolidated Financial Statements. For a more detailed discussion of our critical accounting policies and estimates, other than the changes in lease accounting, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (our “2018 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019, other than the changes in lease accounting mentioned above.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended March 31, 2019 was $648.7 million, as compared to $644.0 million for the three months ended April 1, 2018, an increase of $4.8 million, or 1%, which includes an approximate 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended March 31, 2019 as compared to the three months ended April 1, 2018 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $388.8 million for the three months ended March 31, 2019, as compared to $396.5 million for the three months ended April 1, 2018, a decrease of $7.7 million, or 2%, primarily due to a decrease of $5.4 million from our applied markets revenue and a decrease of $2.3 million from our life sciences market revenue. Our Diagnostics segment revenue was $259.9 million for the three months ended March 31, 2019, as compared to $247.4 million for the three months ended April 1, 2018, an increase of $12.5 million, or 5%, due to broad based growth across our reproductive health, immunodiagnostics and applied genomics businesses. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended March 31, 2019 and April 1, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2019 was $340.9 million, as compared to $351.8 million for the three months ended April 1, 2018, a decrease of $10.8 million, or 3%. As a percentage of revenue, cost of revenue decreased to 52.6% for the three months ended March 31, 2019, from 54.6% for the three months ended April 1, 2018, resulting in an increase in gross margin of 207 basis points to 47.4% for the three months ended March 31, 2019, from 45.4% for the three months ended April 1, 2018. Amortization of intangible assets increased and was $14.8 million for the three months ended March 31, 2019, as compared to $11.7 million for the three months ended April 1, 2018. Stock-based compensation expense was $0.3 million for each of the three months ended March 31, 2019 and April 1, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.3 million for the three months ended March 31, 2019 as compared to $9.2 million for the three months ended April 1, 2018. In addition to the above items, the overall increase in gross margin was primarily the result of stronger productivity in our Diagnostics business and a favorable shift in product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 were $198.9 million, as compared to $199.7 million for the three months ended April 1, 2018, a decrease of $0.9 million, or 0.4%. As a percentage of revenue, selling, general and administrative expenses decreased and were 30.7% for the three months ended March 31, 2019, as compared to 31.0% for the three months ended April 1, 2018. Amortization of intangible assets increased and was $23.9 million for the three months ended March 31, 2019, as compared to $21.1 million for the three months ended April 1, 2018. Stock-based compensation expense was $5.5 million for the three months ended March 31, 2019 as compared to $4.7 million for the three months ended April 1, 2018. Other purchase accounting adjustments added an incremental expense of $3.1 million for the three months ended March 31, 2019, as compared to $0.1 million for the three months ended April 1, 2018. Acquisition and divestiture-related expenses added an incremental expense of $1.6 million for the three months ended March 31, 2019, as compared to $2.6 million for the three months ended April 1, 2018. Legal costs for significant litigation matters were $0.4 million for the three months ended March 31, 2019, as compared to $4.3 million for the three months ended April 1, 2018. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2019 were $48.0 million, as compared to $46.0 million for the three months ended April 1, 2018, an increase of $2.0 million, or 4%. As a percentage of revenue, research and development expenses increased and were 7.4% for the three months ended March 31, 2019, as compared to 7.1% for the three months ended April 1, 2018. Amortization of intangible assets was minimal for each of the three months ended March 31, 2019 and April 1, 2018. Stock-based compensation expense was $0.3 million for each of the three months ended March 31, 2019 and April 1, 2018. The increase in research and development expenses was primarily the result of investments in new product development, partially offset by cost containment and productivity initiatives.

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
We implemented a restructuring plan in the first quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan"). We implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 6 to the audited consolidated financial statements in the 2018 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2019 and 2018 in continuing operations:

	Workforce Reductions			Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics		Severance

	(In thousands, except headcount data)
Q1 2019 Plan	105	$6,001	$1,459	$7,460	Q4 FY2019
Q4 2018 Plan	1	348	—	348	Q1 FY2019
Q3 2018 Plan	61	1,146	618	1,764	Q2 FY2019
Q1 2018 Plan	47	5,096	902	5,998	Q2 FY2019

We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.1 million and $0.2 million during the three months ended March 31, 2019 and April 1, 2018, respectively, in the Discovery & Analytical Solutions segment.

At March 31, 2019, we had $10.4 million recorded for accrued restructuring and contract termination charges, of which $9.2 million was recorded in short-term accrued restructuring and contract termination charges, $0.9 million was recorded in long-term liabilities and $0.3 million was recorded in other reserves. At December 30, 2018, we had $6.2 million recorded for accrued restructuring and contract termination charges, of which $4.8 million was recorded in short-term accrued restructuring and contract termination charges, and $1.4 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the three months ended March 31, 2019:

	Balance at December 30, 2018	2019 Charges	2019 Changes in Estimates, Net	2019 Amounts Paid	Balance at March 31, 2019
	(In thousands)
Severance:
Q1 2019 Plan	$—	$7,460	$—	$(1,381)	$6,079
Q4 2018 Plan	348	—	—	(348)	—
Q3 2018 Plan	1,415	—	129	(534)	1,010
Q1 2018 Plan	1,609	—	—	(282)	1,327
Previous Plans	2,671	—	—	(842)	1,829
Restructuring	6,043	7,460	129	(3,387)	10,245
Contract Termination	137	—	50	—	187
Total Restructuring and Contract Termination	$6,180	$7,460	$179	$(3,387)	$10,432

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Interest income	$(283)	$(265)
Interest expense	15,850	17,650
Loss on disposition of businesses and assets, net	2,133	—
Other income, net	(1,135)	(5,955)
Total interest and other expense, net	$16,565	$11,430
Interest and other expense, net, for the three months ended March 31, 2019 was an expense of $16.6 million, as compared to an expense of $11.4 million for the three months ended April 1, 2018, an increase of $5.1 million. The increase in interest and other expense, net, for the three months ended March 31, 2019, as compared to the three months ended April 1, 2018, was primarily due to a decrease in other income, net by $4.8 million, which consisted primarily of changes to gains and expenses related to foreign currency transactions, translation of non-functional currency assets and liabilities and pension cost adjustment, and an increase in the loss on disposition of businesses and assets, net by $2.1 million. These were partially offset by a decrease in interest expense by $1.8 million due to the issuance of the April 2021 Notes in the second quarter of 2018 at a lower coupon than the term loan which they replaced. The other components of net periodic pension credit were $1.5 million and $2.5 million for the three months ended March 31, 2019 and April 1, 2018, respectively. These amounts were included in other income, net. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes
For the three months ended March 31, 2019, the provision for income taxes from continuing operations was $1.3 million, as compared to $2.5 million for the three months ended April 1, 2018.
The effective tax rate from continuing operations was 3.6% for the three months ended March 31, 2019, as compared to 8.7% for the three months ended April 1, 2018. The lower effective tax rate during the first three months of fiscal year 2019, as compared to the first three months of fiscal year 2018, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2019 as compared to fiscal year 2018, augmented by higher tax benefits related to discrete items. The discrete items were $4.0 million in the first three months of fiscal year 2019, as compared to $1.4 million in the first three months of fiscal year 2018.

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $8.4 million and $7.9 million as of March 31, 2019 and December 30, 2018, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at March 31, 2019 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended March 31, 2019 was $388.8 million, as compared to $396.5 million for the three months ended April 1, 2018, a decrease of $7.7 million, or 2%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended March 31, 2019, as compared to the three months ended April 1, 2018, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was primarily driven by unfavorable changes in foreign exchange rates, as well as a decrease in our life sciences and applied markets revenue. The decrease in our life sciences market revenue was the result of a decrease in our academic and government market revenue driven by the timing of various service offerings and the US government shutdown, partially offset by an increase in revenue in our pharma and biotech markets driven by continued growth in our discovery and OneSource businesses. The decrease in our applied markets revenue was driven by the US government shutdown.
Operating income from continuing operations for the three months ended March 31, 2019 was $36.9 million, as compared to $36.2 million for the three months ended April 1, 2018, an increase of $0.7 million, or 2%. Amortization of intangible assets was $10.3 million for the three months ended March 31, 2019, as compared to $11.7 million for the three months ended April 1, 2018. Restructuring and contract termination charges, net, were $6.2 million for the three months ended March 31, 2019, as compared to $5.7 million for the three months ended April 1, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.6 million for the three months ended March 31, 2019, as compared to $0.1 million for the three months ended April 1, 2018. Legal costs for significant litigation matters were $0.4 million for the three months ended March 31, 2019, as compared to $4.2 million for the three months ended April 1, 2018. In addition to the factors noted above, operating income increased for the three months ended March 31, 2019, as compared to the three months ended April 1, 2018, as we continued to realize the benefits from our cost containment and productivity initiatives partially offset by higher costs in research and development expenses.
Diagnostics
Revenue for the three months ended March 31, 2019 was $259.9 million, as compared to $247.4 million for the three months ended April 1, 2018, an increase of $12.5 million, or 5%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended March 31, 2019 and April 1, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2019 was driven by broad based growth across our reproductive health, immunodiagnostics and applied genomics businesses, partially offset by unfavorable changes in foreign exchange rates.
Operating income from continuing operations for the three months ended March 31, 2019 was $31.5 million, as compared to $18.4 million for the three months ended April 1, 2018, an increase of $13.1 million, or 71%. Amortization of intangible assets increased and was $28.5 million for the three months ended March 31, 2019, as compared to $21.2 million for the three months ended April 1, 2018. Restructuring and contract termination charges, net, were $1.5 million for the three months ended March 31, 2019, as compared to $0.9 million for the three months ended April 1, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $4.3 million for the three months ended March 31, 2019, as compared to $2.9 million for the three months ended April 1, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended March 31, 2019, as compared to $9.2 million for the three months ended April 1, 2018. Legal costs for significant litigation matters were zero for the three months ended March 31, 2019, as compared to $0.2 million for the three months ended April 1, 2018. In addition to the factors noted above, operating income increased for the three months ended March 31, 2019, as compared to the three months ended April 1, 2018, primarily the result of stronger productivity through our supply chain initiatives.

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
Principal factors that could affect the availability of our internally generated funds include:

•	changes in sales due to weakness in markets in which we sell our products and services, and

•	changes in our working capital requirements and capital expenditures.
Principal factors that could affect our ability to obtain cash from external sources include:

•	financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,

•	increases in interest rates applicable to our outstanding variable rate debt,

•	a ratings downgrade that could limit the amount we can borrow under our senior unsecured revolving credit facility and our overall access to the corporate debt market,

•
increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets.
At March 31, 2019, we had cash and cash equivalents of $134.3 million, of which $122.5 million was held by our non-U.S. subsidiaries, and we had $543.6 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at March 31, 2019.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. The Tax Cuts and Jobs Act required us to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries, for which we accrued $80.4 million at December 30, 2018. In fiscal year 2018, we determined that previously undistributed earnings of certain international subsidiaries no longer met the requirements of indefinite reinvestment and therefore recognized $2.9 million of income tax expense during the year. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely, and no additional income tax expense was accrued at March 31, 2019. The amount of foreign earnings that we have the intent and ability to keep invested outside of the U.S. indefinitely and for which no additional incremental U.S. tax cost has been provided, other than the one-time transition tax on deemed repatriation, was approximately $695.3 million and $652.1 million as of March 31, 2019 and December 30, 2018, respectively. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended March 31, 2019, we had no stock repurchases under the Repurchase Program. As of March 31, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended March 31, 2019, we repurchased 57,289 shares of common stock for this purpose at an aggregate cost of $5.3 million.
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
During the first three months of fiscal year 2019, we contributed $2.1 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $6.2 million by the end of fiscal year 2019. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2019. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2019. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2019.
Cash Flows
Operating Activities. Net cash used in continuing operations was $5.3 million for the three months ended March 31, 2019, as compared to net cash used in continuing operations of $14.6 million for the three months ended April 1, 2018, a decrease in cash used in operating activities of $9.2 million. The cash used in operating activities for the three months ended March 31, 2019 was principally a result of a net cash decrease in accrued expenses, other assets and liabilities and other items of $79.0 million and a net cash decrease in working capital of $32.0 million. These items were partially offset by income from continuing operations of $35.5 million, and non-cash charges, including depreciation and amortization of $50.5 million, restructuring and contract termination charges, net of $7.6 million, stock-based compensation expense of $6.1 million, change in fair value of contingent consideration of $3.1 million, loss on disposition of businesses and assets, net, of $2.1 million, and amortization of deferred debt financing costs and accretion of discount of $0.9 million. The change in accrued expenses, other assets and liabilities and other items decreased cash used in operating activities by $79.0 million for the three months ended March 31, 2019, as compared to $52.4 million for the three months ended April 1, 2018. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $0.3 million for the three months ended March 31, 2019 as compared to $9.2 million for the three months ended April 1, 2018. For the three months ended March 31, 2019, $6.4 million of contingent consideration payments were included in operating activities. In addition, we paid stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited of $11.8 million for the three months ended March 31, 2019 as compared to $10.6 million for the three months ended April 1, 2018. Contributing to the net cash decrease in working capital for the three months ended March 31, 2019, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $38.4 million and a decrease in accounts payable of $1.5 million, which were partially offset by a decrease in accounts receivable of $7.9 million. The increase in inventory was primarily due to seasonal inventory builds. The decrease in accounts payable was primarily a result of the timing of disbursements during the first three months of fiscal year 2019. The decrease in accounts receivable was a result of accounts receivable collections during the first three months of fiscal year 2019.
Investing Activities. Net cash used in the investing activities of our continuing operations was $29.2 million for the three months ended March 31, 2019, as compared to $23.7 million for the three months ended April 1, 2018, an increase of $5.6 million. For the three months ended March 31, 2019, the net cash used in investing activities of our continuing operations was principally a result of capital expenditures of $19.9 million, purchases of licenses of $5.0 million, cash used for acquisitions of $4.4 million, and purchases of investments of $0.5 million. These items were partially offset by $0.6 million in proceeds from disposition of businesses. Cash used for capital expenditures was $22.7 million for the three months ended April 1, 2018. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the three months ended April 1, 2018, we used $1.1 million in cash for acquisitions and investments.
Financing Activities. Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2019, as compared to net cash provided by financing activities of $13.0 million for the three months ended April 1, 2018, a decrease in cash provided by financing activities of $7.8 million. The cash provided by financing activities during the three months ended March 31, 2019 was a result of proceeds from borrowings and proceeds from the issuance of common stock under stock plans. During the three months ended March 31, 2019, our debt borrowings totaled $179.0 million, which were partially offset by debt payments of $152.0 million and debt issuance costs totaling $0.1 million. This compares to debt borrowings of $204.0 million, which were partially offset by our debt payments of $147.0 million during the three months ended April 1, 2018. Proceeds from the issuance of common stock under our stock plans was $8.6 million during the three months ended March 31, 2019 as compared to $7.5 million for the three months ended April 1, 2018. This cash provided by financing activities during the three months ended March 31, 2019 was partially offset by payments for acquisition-related contingent consideration, payments of dividends, repurchase of our common stock pursuant to our equity incentive plans, net payments on other credit facilities, and settlement of forward foreign exchange contracts. During the three months ended March 31, 2019, we paid $12.1 million for acquisition-related contingent consideration. During each of the three months ended March 31, 2019 and April 1, 2018, we paid $7.7 million in dividends. During the three months ended March 31, 2019, we repurchased 57,289 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $5.3 million. This compares to repurchases of 58,449 shares of our common stock pursuant to our equity incentive plans for the three months ended April 1, 2018, for a total cost of $4.6 million. During the three months ended March 31, 2019, we had net payments on other credit facilities of $3.5 million as compared to $3.0 million for the three months ended April 1, 2018. During the three months ended March 31, 2019, we paid $1.7 million as compared to $36.2 million for settlement of forward foreign exchange contracts for the three months ended April 1, 2018.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of March 31, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of March 31, 2019, we had $543.6 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of March 31, 2019 was 110 basis points. The weighted average Eurocurrency interest rate as of March 31, 2019 was 2.50%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.60%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of March 31, 2019. As of March 31, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $445.0 million, and $2.4 million of unamortized debt issuance costs. As of December 30, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $418.0 million, and $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of March 31, 2019, the November 2021 Notes had an aggregate carrying value of $497.5 million, net of $1.0 million of unamortized original issue discount and $1.5 million of unamortized debt issuance costs. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require us to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of March 31, 2019, the 2026 Notes had an aggregate carrying value of $553.4 million, net of $3.8 million of unamortized original issue discount and $3.7 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of March 31, 2019, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of our senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for our acquisition of EUROIMMUN, which closed on December 19, 2017. Prior to the maturity date of the April 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $29.2 million (or €26.0 million) and $32.1 million (or €28.0 million) as of March 31, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $29.0 million bear fixed interest rates between 1.1% and 4.5% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.5 million of the bank loans are secured by mortgages on real property and the remaining $24.7 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable covenants as of March 31, 2019.
In addition, we had other unsecured revolving credit facilities and a secured bank loan in the amount of $4.8 million and $0.2 million, respectively, as of March 31, 2019 and $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities bear fixed interest at a rate of 2.3%. The secured bank loan of $0.2 million bears a fixed annual interest rate of 1.95% and is repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 30, 2018, we had $34.5 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.0 million was recorded as long-term debt. Prior to adoption of ASC 842, the buildings were depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other. Upon adoption of ASC 842, we derecognized the impact of this build-to-suit arrangement.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2019 and in each quarter of fiscal year 2018. At March 31, 2019, we had accrued $7.8 million for dividends declared on January 24, 2019 for the first quarter of fiscal year 2019 that will be payable in May 2019. On April 25, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2019 that will be payable in August 2019. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K have changed due to new lease agreements for certain operating facilities and adoption of ASC 842. See Note 18, Leases, in the Notes to Condensed Consolidated Financial Statements for details.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for a summary of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2018 Form 10-K.
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

Principal hedged currencies include the Chinese Yuan, Euro, Swedish Krona and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $171.7 million, $223.3 million and $165.6 million at March 31, 2019, December 30, 2018 and April 1, 2018, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended March 31, 2019 and April 1, 2018.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €22.8 million and combined U.S. Dollar notional amounts of $7.2 million as of March 31, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €100.4 million and combined U.S. Dollar notional amounts of $629.0 million as of April 1, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended March 31, 2019 and April 1, 2018. We paid $1.7 million and $36.2 million during the three months ended March 31, 2019 and April 1, 2018, respectively, from the settlement of these hedges.

In April 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of March 31, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €225.0 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $4.8 million for the three months ended March 31, 2019.
During fiscal year 2018, we designated the April 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of March 31, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €298.7 million. The unrealized foreign exchange gain recorded in AOCI related to the net investment hedge was $6.9 million for the three months ended March 31, 2019.

Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2018 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
Interest Rate Risk—Sensitivity. Our 2018 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2018 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. We implemented the new leases standards as of December 31, 2018. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to leases; and

•	added controls to address related required disclosures regarding leases.
Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at March 31, 2019 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our various recent acquisitions. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
As of March 31, 2019, our total assets included $4.1 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.

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
On January 24, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2019 that will be payable in May 2019. On April 25, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2019 that will be payable in August 2019. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2018—February 3, 2019	1,681	$82.68	—	$197,803,699
February 4, 2019—March 3, 2019	55,556	96.69	—	197,803,699
March 4, 2019—March 31, 2019	52	93.27	—	197,803,699
Activity for quarter ended March 31, 2019	57,289	$96.28	—	$197,803,699
 ____________________

(1)
Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended March 31, 2019, we repurchased 57,289 shares of common stock for this purpose at an aggregate cost of $5.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended March 31, 2019, we had no stock repurchases under the Repurchase Program. As of March 31, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1
Amendment No. 2, dated as of March 25, 2019, to Credit Agreement, dated as of August 11, 2016, by and among PerkinElmer, Inc., Wallac Oy, PerkinElmer Health Sciences, Inc., and the other subsidiary borrowers party thereto, as borrowers, the lenders from time to time party thereto, and JPMorgan Chase Bank, N. A., as Administrative Agent.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and April 1, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and April 1, 2018, (iii) Condensed Consolidated Balance Sheets at March 31, 2019 and December 30, 2018, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2019 and April 1, 2018, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and April 1, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 7, 2019	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 7, 2019	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)