Form 10-Q
period 2019-06-30
PERKINELMER INC
filed 2019-08-06
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 1, 2019, there were outstanding 111,076,181 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per share data)
Product revenue	$502,114	$495,608	$940,836	$943,216
Service revenue	220,403	207,754	430,418	404,118
Total revenue	722,517	703,362	1,371,254	1,347,334
Cost of product revenue	238,455	229,723	444,731	449,979
Cost of service revenue	136,269	133,499	270,924	264,993
Total cost of revenue	374,724	363,222	715,655	714,972
Selling, general and administrative expenses	201,553	204,880	400,410	404,605
Research and development expenses	48,344	47,196	96,324	93,180
Restructuring and contract termination charges, net	6,161	—	13,800	6,578
Operating income from continuing operations	91,735	88,064	145,065	127,999
Interest and other expense, net	19,908	16,356	36,473	27,786
Income from continuing operations before income taxes	71,827	71,708	108,592	100,213
Provision for income taxes	2,686	7,035	3,998	9,505
Income from continuing operations	69,141	64,673	104,594	90,708
Loss on disposition of discontinued operations before income taxes	—	(551)	—	(551)
Provision for income taxes on discontinued operations and dispositions	54	59	95	70
Loss from discontinued operations and dispositions	(54)	(610)	(95)	(621)
Net income	$69,087	$64,063	$104,499	$90,087
Basic earnings per share:
Income from continuing operations	$0.62	$0.59	$0.94	$0.82
Loss from discontinued operations and dispositions	(0.00)	(0.01)	(0.00)	(0.01)
Net income	$0.62	$0.58	$0.94	$0.82
Diluted earnings per share:
Income from continuing operations	$0.62	$0.58	$0.94	$0.81
Loss from discontinued operations and dispositions	(0.00)	(0.01)	(0.00)	(0.01)
Net income	$0.62	$0.57	$0.94	$0.81
Weighted average shares of common stock outstanding:
Basic	110,845	110,477	110,694	110,386
Diluted	111,528	111,452	111,411	111,391
Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Net income	$69,087	$64,063	$104,499	$90,087
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,320)	(102,592)	(4,254)	(84,093)
Unrealized gain (loss) on securities, net of tax	103	4	(17)	45
Other comprehensive loss	(7,217)	(102,588)	(4,271)	(84,048)
Comprehensive income (loss)	$61,870	$(38,525)	$100,228	$6,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 30, 2018
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$150,016	$163,111
Accounts receivable, net	654,454	632,669
Inventories	414,330	338,347
Other current assets	118,961	100,507
Total current assets	1,337,761	1,234,634
Property, plant and equipment:
At cost	670,821	680,183
Accumulated depreciation	(368,101)	(361,593)
Property, plant and equipment, net	302,720	318,590
Operating lease right-of-use assets	187,934	—
Intangible assets, net	1,282,440	1,199,667
Goodwill	3,042,049	2,952,608
Other assets, net	246,168	270,023
Total assets	$6,399,072	$5,975,522
Current liabilities:
Current portion of long-term debt	$8,205	$14,856
Accounts payable	188,051	220,949
Accrued restructuring and contract termination charges	10,987	4,834
Accrued expenses and other current liabilities	497,426	528,827
Current liabilities of discontinued operations	2,130	2,165
Total current liabilities	706,799	771,631
Long-term debt	2,104,466	1,876,624
Long-term liabilities	716,929	742,312
Operating lease liabilities	164,011	—
Total liabilities	3,692,205	3,390,567
Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,071,000 shares and 110,597,000 shares at June 30, 2019 and at December 30, 2018, respectively	111,071	110,597
Capital in excess of par value	72,181	48,772
Retained earnings	2,704,367	2,602,067
Accumulated other comprehensive loss	(180,752)	(176,481)
Total stockholders’ equity	2,706,867	2,584,955
Total liabilities and stockholders’ equity	$6,399,072	$5,975,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended June 30, 2019
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASC 842 (see Note 1)	—	—	13,289	—	13,289
Net income	—	—	35,412	—	35,412
Other comprehensive income	—	—	—	2,946	2,946
Dividends	—	—	(7,742)	—	(7,742)
Exercise of employee stock options and related income tax benefits	186	8,424	—	—	8,610
Issuance of common stock for employee stock purchase plans	19	1,367	—	—	1,386
Purchases of common stock	(57)	(5,236)	—	—	(5,293)
Issuance of common stock for long-term incentive program	146	3,392	—	—	3,538
Stock compensation	—	1,371	—	—	1,371
Balance, March 31, 2019	$110,891	$58,090	$2,643,026	$(173,535)	$2,638,472
Net income	—	—	69,087	—	69,087
Other comprehensive income	—	—	—	(7,217)	(7,217)
Dividends	—	—	(7,746)	—	(7,746)
Exercise of employee stock options and related income tax benefits	167	7,777	—	—	7,944
Issuance of common stock for employee stock purchase plans	15	1,387	—	—	1,402
Purchases of common stock	(7)	(757)	—	—	(764)
Issuance of common stock for long-term incentive program	5	4,384	—	—	4,389
Stock compensation	—	1,300	—	—	1,300
Balance, June 30, 2019	$111,071	$72,181	$2,704,367	$(180,752)	$2,706,867

	For the Six-Month Period Ended July 1, 2018
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2017	$110,361	$58,828	$2,380,517	$(46,518)	$2,503,188
Cumulative effect of adopting ASC 606	—	—	10,209	—	10,209
Impact of adopting ASU 2016-16	—	—	(2,062)	—	(2,062)
Net income	—	—	26,024	—	26,024
Other comprehensive income	—	—	—	18,540	18,540
Dividends	—	—	(7,736)	—	(7,736)
Exercise of employee stock options and related income tax benefits	173	7,295	—	—	7,468
Issuance of common stock for employee stock purchase plans	—	—	—	—	—
Purchases of common stock	(58)	(4,444)	—	—	(4,502)
Issuance of common stock for long-term incentive program	144	2,741	—	—	2,885
Stock compensation	—	1,238	—	—	1,238
Balance, April 1, 2018	$110,620	$65,658	$2,406,952	$(27,978)	$2,555,252
Net income	—	—	64,063	—	64,063
Other comprehensive income	—	—	—	(102,588)	(102,588)
Dividends	—	—	(7,728)	—	(7,728)
Exercise of employee stock options and related income tax benefits	21	859	—	—	880
Issuance of common stock for employee stock purchase plans	21	1,462	—	—	1,483
Purchases of common stock	(1)	(93)	—	—	(94)
Issuance of common stock for long-term incentive program	55	4,512	—	—	4,567
Stock compensation	—	1,342	—	—	1,342
Balance, July 1, 2018	$110,716	$73,740	$2,463,287	$(130,566)	$2,517,177

The accompanying notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Operating activities:
Net income	$104,499	$90,087
Loss from discontinued operations and dispositions, net of income taxes	95	621
Income from continuing operations	104,594	90,708
Adjustments to reconcile income from continuing operations to net cash used in continuing operations:
Stock-based compensation	12,801	12,148
Restructuring and contract termination charges, net	13,800	6,578
Depreciation and amortization	103,793	88,225
Loss on disposition of businesses and assets, net	2,469	—
Change in fair value of contingent consideration	3,161	7,065
Amortization of deferred debt financing costs and accretion of discount	1,790	1,519
Amortization of acquired inventory revaluation	5,565	18,160
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(9,604)	(18,768)
Inventories	(50,450)	(42,993)
Accounts payable	(39,951)	(24,384)
Accrued expenses and other	(106,425)	(79,831)
Net cash provided by operating activities of continuing operations	41,543	58,427
Net cash provided by operating activities of discontinued operations	—	—
Net cash provided by operating activities	41,543	58,427
Investing activities:
Capital expenditures	(36,461)	(39,608)
Purchases of investments	(868)	—
Purchases of licenses	(5,000)	—
Proceeds from disposition of businesses	550	173
Proceeds from surrender of life insurance policies	—	72
Activity related to acquisitions and investments, net of cash and cash equivalents acquired	(244,738)	(40,557)
Net cash used in investing activities of continuing operations	(286,517)	(79,920)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used in investing activities	(286,517)	(79,920)
Financing activities:
Payments on borrowings	(578,000)	(667,000)
Proceeds from borrowings	849,550	342,000
Proceeds from sale of senior debt	—	369,340
Payments of debt financing costs	(181)	(2,634)
Settlement of cash flow hedges	(1,659)	(32,711)
Net payments on other credit facilities	(9,806)	(10,154)
Payments for acquisition-related contingent consideration	(23,700)	—
Proceeds from issuance of common stock under stock plans	16,554	8,348
Purchases of common stock	(6,057)	(4,649)
Dividends paid	(15,507)	(15,471)
Net cash provided by (used in) financing activities of continuing operations	231,194	(12,931)
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	231,194	(12,931)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	685	(4,351)
Net decrease in cash, cash equivalents and restricted cash	(13,095)	(38,775)
Cash, cash equivalents and restricted cash at beginning of period	166,315	202,371
Cash, cash equivalents and restricted cash at end of period	$153,220	$163,596

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	150,016	163,392
Restricted cash included in other current assets	3,204	204
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$153,220	$163,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC (the “2018 Form 10-K”). The balance sheet amounts at December 30, 2018 in this report were derived from the Company’s audited 2018 consolidated financial statements included in the 2018 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2019 and July 1, 2018, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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
In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04"). ASU 2019-04 clarifies certain aspects of previously issued accounting standards related to: (1) ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements ("ASU 2016-13"), in areas of accrued interest receivable, transfers of loans and debt securities between classifications, recoveries and prepayments, (2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), in areas of partial-term fair value hedges, fair value hedge basis adjustments, certain disclosures and transition requirements and (3) ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), in areas of remeasurement of equity securities under ASC 820, Fair Value Measurement, when using the measurement alternative and remeasurement of equity securities at historical exchange rates. The amendments related to ASU 2016-13 are required to be adopted in conjunction with that accounting standards update, as further described below. Since the Company has already adopted ASU 2017-12 and ASU 2016-01, the related amendments in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. The amendments to ASU 2017-12 can either be adopted retrospectively as of the date of adoption of ASU 2017-12 or they can be adopted prospectively. The amendments to ASU 2016-01 are required to be applied using a modified-retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the date of adoption of ASU 2016-01, except for those related to equity securities without readily determinable fair values that are measured using the measurement alternative, which are required to be applied prospectively. The Company is currently evaluating the requirements of ASU 2019-04 and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Subsequent to the issuance of ASU 2016-13, in November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU 2018-19"), in April 2019, the FASB issued ASU 2019-04, and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief ("ASU

2019-05"). The amendments in ASU 2018-19 clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The amendments in ASU 2019-04 clarify the measurement of allowance for credit losses on accrued interest receivable; the inclusion of expected recoveries in the allowance for credit losses; the permission of a prepayment-adjusted effective interest rate when determining the allowance for credit losses; and the steps entities should take when recording the transfer of loans or debt securities between measurement classifications. The amendments in ASU 2019-05 provide an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis, for eligible financial assets measured at amortized cost basis upon adoption of ASU 2016-13, but this fair value option election does not apply to held-to-maturity debt securities. The effective date and transition requirements for the amendments in ASU 2018-19, ASU 2019-04 and ASU 2019-05 are the same as the effective date and transition requirements of ASU 2016-13, which is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
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

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments revenue.

	Reportable Segments
	Three Months Ended
	June 30, 2019			July 1, 2018
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$177,974	$105,636	$283,610	$170,973	$98,395	$269,368
Europe	123,809	72,646	196,455	127,646	69,700	197,346
Asia	132,184	110,268	242,452	132,009	104,639	236,648
	$433,967	$288,550	$722,517	$430,628	$272,734	$703,362

Primary end-markets
Diagnostics	$—	$288,550	$288,550	$—	$272,734	$272,734
Life sciences	241,862	—	241,862	233,906	—	233,906
Applied markets	192,105	—	192,105	196,722	—	196,722
	$433,967	$288,550	$722,517	$430,628	$272,734	$703,362

Timing of revenue recognition
Products and services transferred at a point in time	$316,713	$267,450	$584,163	$312,994	$252,463	$565,457
Services transferred over time	117,254	21,100	138,354	117,634	20,271	137,905
	$433,967	$288,550	$722,517	$430,628	$272,734	$703,362

	Reportable Segments
	Six Months Ended
	June 30, 2019			July 1, 2018
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$340,391	$203,644	$544,035	$328,467	$186,929	$515,396
Europe	231,415	138,504	369,919	247,019	137,412	384,431
Asia	250,994	206,306	457,300	251,667	195,840	447,507
	$822,800	$548,454	$1,371,254	$827,153	$520,181	$1,347,334

Primary end-markets
Diagnostics	$—	$548,454	$548,454	$—	$520,181	$520,181
Life sciences	459,239	—	459,239	453,616	—	453,616
Applied markets	363,561	—	363,561	373,537	—	373,537
	$822,800	$548,454	$1,371,254	$827,153	$520,181	$1,347,334

Timing of revenue recognition
Products and services transferred at a point in time	$592,151	$506,697	$1,098,848	$595,078	$478,294	$1,073,372
Services transferred over time	230,649	41,757	272,406	232,075	41,887	273,962
	$822,800	$548,454	$1,371,254	$827,153	$520,181	$1,347,334

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of June 30, 2019 and December 30, 2018 were $42.6 million and $31.9 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the six months ended June 30, 2019 was $14.5 million. The increase in unbilled receivables during the six months ended June 30, 2019 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $25.3 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of June 30, 2019 and December 30, 2018 were $31.6 million and $30.8 million, respectively. The increase in contract liabilities during the six months ended June 30, 2019 due to cash received, excluding amounts recognized as revenue during the period, was $17.9 million. The amount of revenue recognized during the six months ended June 30, 2019 that was included in the contract liability balance at the beginning of the period was $17.1 million.
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

Note 3: Business Combinations
Acquisitions in fiscal year 2019
During the first half of fiscal year 2019, the Company has completed the acquisition of three businesses for aggregate consideration of $258.0 million in cash. Cisbio Bioassays SAS (“Cisbio”), a company based in Codolet, France, was acquired for a total consideration of $219.8 million in cash, and two other businesses were acquired for a total consideration of $38.2 million in cash. The excess of the purchase price over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 10.1 years.

The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2019 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$257,970
Working capital and other adjustments	—
Less: cash acquired	(13,866)
Total	$244,104
Identifiable assets acquired and liabilities assumed:
Current assets	$46,003
Property, plant and equipment	5,309
Other assets	529
Identifiable intangible assets:
Core technology	115,467
Trade names	5,600
Customer relationships	40,200
Goodwill	85,483
Deferred taxes	(46,140)
Deferred revenue	(83)
Liabilities assumed	(8,264)
Total	$244,104

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

As of June 30, 2019, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $38.0 million. As of June 30, 2019, the Company has recorded contingent consideration obligations with an estimated fair value of $34.3 million, of which $30.8 million was recorded in accrued expenses and other current liabilities, and $3.5 million was recorded in long-term liabilities. As of December 30, 2018, the Company had recorded contingent consideration obligations with an estimated fair value of $69.7 million, of which $67.0 million was recorded in accrued expenses and other current liabilities, and $2.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 1.3 years from June 30, 2019, and the remaining weighted average expected earnout period at June 30, 2019 was 0.6 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and six months ended June 30, 2019 were $3.3 million and $5.1 million, respectively. These amounts include $2.4 million and $2.6 million of net foreign exchange loss related mainly to the Company's acquisition of Cisbio for the three and six months ended June 30, 2019, respectively. Total acquisition and divestiture-related costs for the three and six months ended July 1, 2018 were $1.7 million and $3.8 million, respectively. These amounts included $0.2 million and $0.8 million of net foreign exchange gain related to the foreign currency denominated stay bonus associated with the Company's acquisition of Tulip Diagnostics Private Limited for the three and six months ended July 1, 2018, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

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
The Company implemented a restructuring plan in the second quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2019 Plan"). The Company implemented a restructuring plan in the first quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan"). The Company implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 6 to the audited consolidated financial statements in the 2018 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2019 and 2018 in continuing operations:

	Workforce Reductions			Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics		Severance

	(In thousands, except headcount data)
Q2 2019 Plan	44	$4,461	$1,129	$5,590	Q1 FY2020
Q1 2019 Plan	105	6,001	1,459	7,460	Q4 FY2019
Q4 2018 Plan	1	348	—	348	Q1 FY2019
Q3 2018 Plan	61	1,146	618	1,764	Q4 FY2019
Q1 2018 Plan	47	5,096	902	5,998	Q4 FY2019

The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.2 million and $0.3 million during the three and six months ended June 30, 2019, respectively, in the Discovery & Analytical Solutions segment. In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.2 million during each of the three and six months ended June 30, 2019, respectively, in the Diagnostics segment.
At June 30, 2019, the Company had $12.3 million recorded for accrued restructuring and contract termination charges, of which $11.0 million was recorded in short-term accrued restructuring and contract termination charges and $1.3 million was recorded in operating lease liabilities. At December 30, 2018, the Company had $6.2 million recorded for accrued restructuring and contract termination charges, of which $4.8 million was recorded in short-term accrued restructuring and contract termination charges, and $1.4 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended June 30, 2019:

	Balance at December 30, 2018	2019 Charges		2019 Changes in Estimates, Net	2019 Amounts Paid	Balance at June 30, 2019
	(In thousands)
Severance:
Q2 2019 Plan	$—	$5,590		$—	$(590)	$5,000
Q1 2019 Plan	—	7,460		23	(3,940)	3,543
Q4 2018 Plan	348	—		—	(348)	—
Q3 2018 Plan	1,415	—		275	(1,196)	494
Q1 2018 Plan	1,609	—		—	(282)	1,327
Previous Plans	2,671	—		—	(941)	1,730
Restructuring	6,043	13,050	—	298	(7,297)	12,094
Contract Termination	137	402		50	(401)	188
Total Restructuring and Contract Termination	$6,180	$13,452		$348	$(7,698)	$12,282

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Interest income	$(350)	$(173)	$(633)	$(438)
Interest expense	17,207	16,411	33,057	34,061
Loss on disposition of businesses and assets, net	336	—	2,469	—
Other expense (income), net	2,715	118	1,580	(5,837)
Total interest and other expense, net	$19,908	$16,356	$36,473	$27,786

Foreign currency transaction losses were $4.4 million and $4.5 million for the three and six months ended June 30, 2019, respectively. Foreign currency transaction losses (gains) were $12.9 million and $(13.1) million for the three and six months ended July 1, 2018, respectively. Net (gains) losses from forward currency hedge contracts were $(0.2) million and $27 thousand for the three and six months ended June 30, 2019, respectively. Net (gains) losses from forward currency hedge contracts were $(10.3) million and $12.3 million for the three and six months ended July 1, 2018, respectively. The other components of net periodic pension credit were $1.5 million and $2.9 million for the three and six months ended June 30, 2019, respectively. The other components of net periodic pension credit were $2.5 million and $5.0 million for the three and six months ended July 1, 2018, respectively. These amounts were included in other income, net.

Note 6: Inventories

Inventories as of June 30, 2019 and December 30, 2018 consisted of the following:

	June 30, 2019	December 30, 2018
	(In thousands)
Raw materials	$144,484	$119,115
Work in progress	30,314	18,110
Finished goods	239,532	201,122
Total inventories	$414,330	$338,347

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
The total provision for income taxes included in the condensed consolidated statement of operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Continuing operations	$2,686	$7,035	$3,998	$9,505
Discontinued operations	54	59	95	70
Total	$2,740	$7,094	$4,093	$9,575

At June 30, 2019, the Company had gross tax effected unrecognized tax benefits of $31.3 million, of which $29.6 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $1.1 million of its uncertain tax positions at June 30, 2019, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2009 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first six months of fiscal years 2019 and 2018, the Company recorded net discrete income tax benefits of $9.2 million and $1.6 million, respectively. The discrete tax benefits in the first six months of fiscal year 2019 and fiscal year 2018 include recognition of excess tax benefits on stock compensation of $4.4 million and $1.9 million, respectively.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of June 30, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of June 30, 2019, the Company had $299.8 million available for additional borrowing under the facility. The Company uses the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of June 30, 2019 was 110 basis points. The weighted average Eurocurrency interest rate as of June 30, 2019 was 2.36%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.46%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of June 30, 2019. As of June 30, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $688.8 million, and $2.1 million of unamortized debt issuance costs. As of December 30, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $418.0 million, and $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of June 30, 2019, the November 2021 Notes had an aggregate carrying value of $497.7 million, net of $0.9 million of unamortized original issue discount and $1.3 million of unamortized debt issuance costs. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), the Company may redeem the November 2021 Notes, at its option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require the Company to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of June 30, 2019, the 2026 Notes had an aggregate carrying value of $561.1 million, net of $3.8 million of unamortized original issue discount and $3.5 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of June 30, 2019, the April 2021 Notes had an aggregate carrying value of $339.4 million, net of $0.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of the Company’s senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for the Company's acquisition of EUROIMMUN, which closed on December 19, 2017. Prior to the maturity date of the April 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $27.4 million (or €24.1 million) and $32.1 million (or €28.0 million) as of June 30, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $27.3 million bear fixed interest rates between 1.1% and 4.5% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.3 million of the bank loans are secured by mortgages on real property and the remaining $23.1 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had secured bank loans in the aggregate amount of $0.3 million as of June 30, 2019, and unsecured revolving credit facilities and a secured bank loan in the amount of $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities had fixed interest at a rate of 2.3%. The secured bank loans of $0.3 million bear fixed annual interest rates between 1.95% and 5.0% and are required to be repaid in monthly installments until 2027.
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

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Number of common shares—basic	110,845	110,477	110,694	110,386
Effect of dilutive securities:
Stock options	559	786	595	824
Restricted stock awards	124	189	122	181
Number of common shares—diluted	111,528	111,452	111,411	111,391
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	291	346	388	339

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$259,514	$263,325	$482,304	$501,020
Service revenue	174,453	167,303	340,496	326,133
Total revenue	433,967	430,628	822,800	827,153
Operating income from continuing operations	57,689	64,665	94,616	100,862
Diagnostics
Product revenue	242,600	232,283	458,532	442,196
Service revenue	45,950	40,451	89,922	77,985
Total revenue	288,550	272,734	548,454	520,181
Operating income from continuing operations	49,255	38,780	80,741	57,174
Corporate
Operating loss from continuing operations	(15,209)	(15,381)	(30,292)	(30,037)
Continuing Operations
Product revenue	502,114	495,608	940,836	943,216
Service revenue	220,403	207,754	430,418	404,118
Total revenue	722,517	703,362	1,371,254	1,347,334
Operating income from continuing operations	91,735	88,064	145,065	127,999
Interest and other expense, net (see Note 5)	19,908	16,356	36,473	27,786
Income from continuing operations before income taxes	$71,827	$71,708	$108,592	$100,213

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	June 30, 2019	December 30, 2018
	(In thousands)
Foreign currency translation adjustments	$(180,713)	$(176,459)
Unrecognized prior service costs, net of income taxes	245	245
Unrealized net losses on securities, net of income taxes	(284)	(267)
Accumulated other comprehensive loss	$(180,752)	$(176,481)

Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the six months ended June 30, 2019, the Company had no stock repurchases under the Repurchase Program. As of June 30, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended June 30, 2019, the Company repurchased 8,279 shares of common stock for this purpose at an aggregate cost of $0.8 million. During the six months ended June 30, 2019, the Company repurchased 65,568 shares of common stock for this purpose at an aggregate cost of $6.1 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first two quarters of fiscal year 2019 and in each quarter of fiscal year 2018. At June 30, 2019, the Company has accrued $7.8 million for dividends declared on April 25, 2019 for the second quarter of fiscal year 2019 that will be payable in August 2019. On July 25, 2019, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2019 that will be payable in November 2019. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 12: Stock Plans

The Company’s 2019 Incentive Plan (the “2019 Plan”) authorizes the issuance of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash awards as part of the Company’s compensation programs. The 2019 Plan was approved by the Company’s board of directors on January 24, 2019 and by the Company’s shareholders on April 23, 2019. The 2019 Plan replaced the Company’s 2009 Incentive Plan (the “2009 Plan”), under which the Company’s common stock was made available for stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards as part of the Company’s compensation programs. Upon shareholder approval of the 2019 Plan, 6.25 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price subject to a contractual repurchase right, became available for grant under the 2019 Plan. Awards granted under the 2009 Plan prior to its expiration remain outstanding. As part of the Company’s compensation programs, the Company also offers shares of its common stock under its Employee Stock Purchase Plan.
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Cost of revenue	$377	$358	$711	$663
Research and development expenses	333	386	624	694
Selling, general and administrative expenses	5,993	6,072	11,466	10,791
Total stock-based compensation expense	$6,703	$6,816	$12,801	$12,148

The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $3.0 million and $7.2 million for the three and six months ended June 30, 2019, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $1.6 million and $4.5 million for the three and six months ended July 1, 2018, respectively. Stock-based compensation costs capitalized as part of inventory was $0.5 million and $0.4 million as of June 30, 2019 and July 1, 2018, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	June 30, 2019	July 1, 2018
Risk-free interest rate	1.9%	2.9%
Expected dividend yield	0.3%	0.4%
Expected term	5 years	5 years
Expected stock volatility	22.8%	20.7%

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 30, 2018	1,765	$52.91
Granted	302	93.67
Exercised	(353)	46.92
Forfeited	(60)	77.35
Outstanding at June 30, 2019	1,654	$60.74	4.4	$58.9
Exercisable at June 30, 2019	1,002	$48.57	3.3	$47.8

The weighted-average per-share grant-date fair value of options granted during the three and six months ended June 30, 2019 was $21.95 and $22.64, respectively. The weighted-average per-share grant-date fair value of options granted during the three and six months ended July 1, 2018 was $17.30 and $17.49, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2019 was $7.9 million and $16.7 million, respectively. The total intrinsic value of options exercised during the three and six months ended July 1, 2018 was $0.7 million and $6.4 million, respectively. Cash received from option exercises for the six months ended June 30, 2019 and July 1, 2018 was $16.6 million and $8.3 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.3 million and $2.7 million for the three and six months ended June 30, 2019, respectively, and $1.3 million and $2.6 million for the three and six months ended July 1, 2018, respectively.
There was $9.7 million of total unrecognized compensation cost related to nonvested stock options granted as of June 30, 2019. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 30, 2018	465	$61.72
Granted	160	94.90
Vested	(207)	54.57
Forfeited	(35)	73.85
Nonvested at June 30, 2019	383	$78.45

The fair value of restricted stock awards vested during the three and six months ended June 30, 2019 was $2.0 million and $11.3 million, respectively. The fair value of restricted stock awards vested during the three and six months ended July 1, 2018 was $0.7 million and $9.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.8 million and $5.5 million for the three and six months ended June 30, 2019, respectively, and $3.2 million and $5.6 million for the three and six months ended July 1, 2018, respectively.
As of June 30, 2019, there was $22.5 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 76,218 performance restricted stock units during the six months ended June 30, 2019 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the six months ended June 30, 2019 was $92.95. During the six months ended June 30, 2019, 18,777 performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.9 million for the three and six months ended July 1, 2018, respectively. As of June 30, 2019, there were 145,114 performance restricted stock units outstanding.
Performance Units: No performance units were granted during the six months ended June 30, 2019. During the six months ended June 30, 2019, 10,116 performance units were forfeited. The total compensation expense recognized related to performance units was $1.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $2.3 million for the three and six months ended July 1, 2018, respectively. As of June 30, 2019, there were 71,213 performance units outstanding and subject to forfeiture, with a corresponding liability of $7.2 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the six months ended June 30, 2019, the Company awarded 7,301 shares to non-employee directors. The weighted-average per-share grant-date fair value of the stock awards granted during the six months ended June 30, 2019 was $95.84. The total compensation expense recognized related to the stock awards was $0.7 million and $0.8 million for the six months ended June 30, 2019 and July 1, 2018, respectively.
Employee Stock Purchase Plan: During the six months ended June 30, 2019, the Company issued 33,843 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $82.25 per share. During the six months ended July 1, 2018, the Company issued 21,321 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $69.57 per share. At June 30, 2019, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2019, and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2019.
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 30, 2018	$1,334,992	$1,617,616	$2,952,608
Foreign currency translation	(615)	(784)	(1,399)
Acquisitions, earn-outs and other	17,664	73,176	90,840
Balance at June 30, 2019	$1,352,041	$1,690,008	$3,042,049

Identifiable intangible asset balances by category were as follows:

	June 30, 2019	December 30, 2018
	(In thousands)
Patents	$30,843	$42,646
Less: Accumulated amortization	(26,701)	(37,753)
Net patents	4,142	4,893
Trade names and trademarks	83,127	78,146
Less: Accumulated amortization	(36,837)	(33,801)
Net trade names and trademarks	46,290	44,345
Licenses	58,486	53,305
Less: Accumulated amortization	(47,699)	(45,550)
Net licenses	10,787	7,755
Core technology	654,884	540,911
Less: Accumulated amortization	(293,401)	(265,744)
Net core technology	361,483	275,167
Customer relationships	1,117,420	1,089,527
Less: Accumulated amortization	(329,617)	(293,964)
Net customer relationships	787,803	795,563
IPR&D	1,351	1,360
Net amortizable intangible assets	1,211,856	1,129,083
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,282,440	$1,199,667

Total amortization expense related to definite-lived intangible assets was $41.2 million and $79.9 million for the three and six months ended June 30, 2019, respectively, and $32.5 million and $65.4 million for the three and six months ended July 1, 2018, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $83.8 million for the remainder of fiscal year 2019, $178.0 million for fiscal year 2020, $163.0 million for fiscal year 2021, $146.9 million for fiscal year 2022, and $122.9 million for fiscal year 2023.

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

A summary of warranty reserve activity is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Balance at beginning of period	$8,159	$8,786	$8,393	$9,050
Provision charged to income	2,934	3,515	5,702	6,685
Payments	(3,283)	(3,490)	(6,537)	(6,967)
Adjustments to previously provided warranties, net	149	446	419	336
Foreign currency translation and acquisitions	26	(314)	8	(161)
Balance at end of period	$7,985	$8,943	$7,985	$8,943

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Service and administrative costs	$1,629	$1,712	$22	$26
Interest cost	4,150	4,057	29	30
Expected return on plan assets	(6,161)	(7,310)	(294)	(313)
Amortization of prior service costs	(38)	(41)	—	—
Net periodic pension credit	$(420)	$(1,582)	$(243)	$(257)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Service cost	$3,262	$3,468	$44	$53
Interest cost	8,309	8,161	58	60
Expected return on plan assets	(12,337)	(14,656)	(588)	(627)
Amortization of prior service costs	(77)	(82)	—	—
Net periodic benefit credit	$(843)	$(3,109)	$(486)	$(514)

During the six months ended June 30, 2019 and July 1, 2018, the Company contributed $4.1 million and $4.4 million, respectively, in the aggregate, to pension plans outside of the United States.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2018 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions. Service costs for plans in active accrual are included in operating expenses.

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

Principal hedged currencies include the Chinese Yuan, Euro, Swedish Krona, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $241.2 million, $223.3 million and $147.6 million at June 30, 2019, December 30, 2018 and July 1, 2018, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended June 30, 2019 and July 1, 2018.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €15.8 million and combined U.S. Dollar notional amounts of $13.3 million as of June 30, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €49.7 million and combined U.S. Dollar notional amounts of $50.8 million as of July 1, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended June 30, 2019 and July 1, 2018. The Company paid $1.7 million and $32.7 million during the six months ended June 30, 2019 and July 1, 2018, respectively, from the settlement of these hedges.

In April 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of June 30, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €134.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge was $1.7 million and $(3.1) million for the three and six months ended June 30, 2019, respectively, and $(4.8) million and $(6.9) million for the three and six months ended July 1, 2018, respectively.
During fiscal year 2018, the Company designated the April 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of June 30, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $4.5 million and $(2.3) million for the three and six months ended June 30, 2019, respectively, and $(20.8) million for the three and six months ended July 1, 2018.

On May 31, 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. On June 30, 2019, the fair value of the cross-currency swap was a loss of $4.8 million which was recorded in AOCI.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of June 30, 2019.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 30, 2019. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019 and December 30, 2018 classified in one of the three classifications described above:

		Fair Value Measurements at June 30, 2019 Using:
	Total Carrying Value at June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,618	$2,618	$—	$—
Foreign exchange derivative assets	157	—	157	—
Foreign exchange derivative liabilities	(5,095)	—	(5,095)	—
Contingent consideration	(34,261)	—	—	(34,261)

		Fair Value Measurements at December 30, 2018 Using:
	Total Carrying Value at December 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,447	$2,447	$—	$—
Foreign exchange derivative assets	750	—	750	—
Foreign exchange derivative liabilities	(594)	—	(594)	—
Contingent consideration	(69,661)	—	—	(69,661)

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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both June 30, 2019 and December 30, 2018, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the second quarter of fiscal year 2019, the Company updated the fair value of the contingent consideration and recorded a liability of $28.6 million as of June 30, 2019. The key assumptions used to determine the fair value of the contingent consideration as of June 30, 2019 included projected milestone dates within 2019, discount rates ranging from 3.6% to 5.1%, conditional probabilities of success of each individual milestone ranging from 95% to 99% and cumulative probabilities of success for each individual milestone ranging from 94% to 99%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
During the six months ended June 30, 2019, the Company paid $38.5 million of contingent consideration, of which $23.7 million was included in financing activities and $14.8 million was included in operating activities in the consolidated statements of cash flows.

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
As of June 30, 2019, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $38.0 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 1.3 years from June 30, 2019, and the remaining weighted average expected earnout period at June 30, 2019 was 0.6 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Balance at beginning of period	$(34,349)	$(65,445)	$(69,661)	$(65,328)
Additions	—	(1,700)	—	(1,700)
Amounts paid and foreign currency translation	147	—	38,561	—
Change in fair value (included within selling, general and administrative expenses)	(59)	(6,948)	(3,161)	(7,065)
Balance at end of period	$(34,261)	$(74,093)	$(34,261)	$(74,093)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of June 30, 2019, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $686.7 million, net of $2.1 million of unamortized debt issuance costs. As of December 30, 2018, the Company’s senior unsecured revolving credit facility had a carrying value of $415.6 million, net of $2.4 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2019. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's November 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $497.7 million, net of $0.9 million of unamortized original issue discount and $1.3 million of unamortized debt issuance costs as of June 30, 2019. The November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs as of December 30, 2018. The November 2021 Notes had a fair value of $524.4 million and $516.1 million as of June 30, 2019 and December 30, 2018, respectively. The fair value of the November 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $561.1 million, net of $3.8 million of unamortized original issue discount and $3.5 million of unamortized debt issuance costs as of June 30, 2019. The 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs as of December 30, 2018. The 2026 Notes had a fair value of €518.8 million and €496.1 million as of June 30, 2019 and December 30, 2018, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's April 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $339.4 million, net of $0.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs as of June 30, 2019. The April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 30, 2018. The April 2021 Notes had a fair value of €302.9 million and €300.5 million as of June 30, 2019 and December 30, 2018, respectively. The fair value of the April 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
As of June 30, 2019, the April 2021 Notes, November 2021 Notes, and 2026 Notes were classified as Level 2.

The Company’s other debt facilities had an aggregate carrying value of $27.7 million and $38.2 million as of June 30, 2019 and December 30, 2018, respectively. As of June 30, 2019, these consisted of bank loans in the aggregate amount of $27.6 million bearing fixed interest rates between 1.1% and 5.0% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first six months of fiscal year 2019. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of June 30, 2019, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

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
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Lease cost:
Operating lease cost	$16,375	29,920

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,390	24,725

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$187,934

Accrued expenses and other current liabilities	$40,286
Operating lease liabilities	164,011
Total operating liabilities	$204,297

Weighted Average Remaining Lease Term in Years
Operating leases	7.6

Weighted Average Remaining Discount Rate
Operating leases	3.3%

Maturities of lease liabilities as of June 30, 2019 were as follows:

Operating Leases
(In thousands)
2019	$25,103
2020	43,706
2021	36,376
2022	25,315
2023	20,073
2024	17,954
2025 and thereafter	65,823
Total lease payments	234,350
Less imputed interest	(30,053)
Total	$204,297

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

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $8.5 million and $7.9 million as of June 30, 2019 and December 30, 2018, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at June 30, 2019 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Second Quarter of Fiscal Year 2019
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 29, 2019 ("fiscal year 2019") will include 52 weeks, and the fiscal year ended December 30, 2018 ("fiscal year 2018") included 52 weeks.
Our overall revenue in the second quarter of fiscal year 2019 was $722.5 million and increased $19.2 million, or 3%, as compared to the second quarter of fiscal year 2018, reflecting an increase of $15.8 million, or 6%, in our Diagnostics segment revenue and an increase of $3.3 million, or 1%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2019 was driven by broad based growth across our reproductive health, immunodiagnostics businesses and applied genomics businesses partially offset by unfavorable changes in foreign exchange rates. The increase in our Discovery & Analytical Solutions segment revenue for the second quarter of fiscal year 2019 was driven by an increase in our life sciences market revenue partially offset by a decrease in our applied markets revenue and unfavorable changes in foreign exchange rates.
In our Diagnostics segment, we experienced growth in reproductive health that was primarily driven by our genomic testing business. Our immunodiagnostics business grew from strong performance from EUROIMMUN. We experienced a solid performance in our applied genomics businesses that was primarily driven by an increase in revenue from single cell genomics.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the second quarter of fiscal year 2019 as compared to the second quarter of fiscal year 2018, primarily driven by an increase in our life sciences market revenue partially offset by a decrease in our applied markets revenue. The increase in our life sciences market revenue was the result of an increase in revenue in our pharma and biotech markets driven by continued growth of our discovery and OneSource businesses which was partially offset by a decrease in our academic and government market revenue driven by the timing of various service offerings. The decrease in our applied markets revenue was driven by a decrease in revenue from our industrial, environmental and safety markets partially offset by an increase in revenue from our food market.
Our consolidated gross margins decreased 22 basis points in the second quarter of fiscal year 2019, as compared to the second quarter of fiscal year 2018, primarily due to an unfavorable shift in product mix and increased amortization expense partially offset by improved manufacturing productivity. Our consolidated operating margins increased 18 basis points in the second quarter of fiscal year 2019, as compared to the second quarter of fiscal year 2018, primarily driven by improved operating expense leverage.

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
We adopted Accounting Standards Codification 842, Leases ("ASC 842") on December 31, 2018. As a result, we changed our accounting policy for leases as detailed in Note 18, Leases, in the Notes to Condensed Consolidated Financial Statements. For a more detailed discussion of our critical accounting policies and estimates, other than the changes in lease accounting, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (our “2018 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2019, other than the changes in lease accounting mentioned above.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended June 30, 2019 was $722.5 million, as compared to $703.4 million for the three months ended July 1, 2018, an increase of $19.2 million, or 3%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended June 30, 2019 as compared to the three months ended July 1, 2018 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $434.0 million for the three months ended June 30, 2019, as compared to $430.6 million for the three months ended July 1, 2018, an increase of $3.3 million, or 1%, primarily due to an increase of $8.0 million from our life sciences market revenue partially offset by a decrease of $4.6 million from our applied markets revenue. Our Diagnostics segment revenue was $288.6 million for the three months ended June 30, 2019, as compared to $272.7 million for the three months ended July 1, 2018, an increase of $15.8 million, or 6%, due to broad based growth across our reproductive health, immunodiagnostics businesses and applied genomics businesses. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended June 30, 2019 and July 1, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended June 30, 2019 was $1,371.3 million, as compared to $1,347.3 million for the six months ended July 1, 2018, an increase of $23.9 million, or 2%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the six months ended June 30, 2019 as compared to the six months ended July 1, 2018 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $822.8 million for the six months ended June 30, 2019, as compared to $827.2 million for the six months ended July 1, 2018, a decrease of $4.4 million, or 1%, primarily due to a decrease of $10.0 million from our applied markets revenue partially offset by an increase of $5.6 million from our life sciences market revenue. Our Diagnostics segment revenue was $548.5 million for the six months ended June 30, 2019, as compared to $520.2 million for the six months ended July 1, 2018, an increase of $28.3 million, or 5%, due to broad based growth across our reproductive health, immunodiagnostics businesses and applied genomics businesses. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue for each of the six months ended June 30, 2019 and July 1, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2019 was $374.7 million, as compared to $363.2 million for the three months ended July 1, 2018, an increase of $11.5 million, or 3%. As a percentage of revenue, cost of revenue increased to 51.9% for the three months ended June 30, 2019, from 51.6% for the three months ended July 1, 2018, resulting in a decrease in gross margin of 22 basis points to 48.1% for the three months ended June 30, 2019, from 48.4% for the three months ended July 1, 2018. Amortization of intangible assets increased and was $15.6 million for the three months ended June 30, 2019, as compared to $11.6 million for the three months ended July 1, 2018. Stock-based compensation expense was $0.4 million for each of the three months ended June 30, 2019 and July 1, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $5.3 million for the three months ended June 30, 2019 as compared to $9.0 million for the three months ended July 1, 2018. In addition to the above items, the overall decrease in gross margin was primarily the result of an unfavorable shift in product mix and increased amortization expense partially offset by improved manufacturing productivity.
Cost of revenue for the six months ended June 30, 2019 was $715.7 million, as compared to $715.0 million for the six months ended July 1, 2018, an increase of $0.7 million, or 0.1%. As a percentage of revenue, cost of revenue decreased to 52.2% for the six months ended June 30, 2019, from 53.1% for the six months ended July 1, 2018, resulting in an increase in gross margin of 88 basis points to 47.8% for the six months ended June 30, 2019, from 46.9% for the six months ended July 1, 2018. Amortization of intangible assets increased and was $30.4 million for the six months ended June 30, 2019, as compared to $23.3 million for the six months ended July 1, 2018. Stock-based compensation expense was $0.7 million for each of the six months ended June 30, 2019 and July 1, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $5.6 million for the six months ended June 30, 2019 as compared to $18.2 million for the six months ended July 1, 2018. In addition to the above items, the overall increase in gross margin was primarily the result of improved manufacturing productivity partially offset by an unfavorable shift in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2019 were $201.6 million, as compared to $204.9 million for the three months ended July 1, 2018, a decrease of $3.3 million, or 1.6%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.9% for the three months ended June 30, 2019, as compared to 29.1% for the three months ended July 1, 2018. Amortization of intangible assets increased and was $25.6 million for the three months ended June 30, 2019, as compared to $20.9 million for the three months ended July 1, 2018. Stock-based compensation expense was $6.0 million for the three months ended June 30, 2019 as compared to $6.1 million for the three months ended July 1, 2018. Other purchase accounting adjustments added an incremental expense of $0.1 million for the three months ended June 30, 2019, as compared to $7.0 million for the three months ended July 1, 2018. Acquisition and divestiture-related expenses added an incremental expense of $0.9 million for the three months ended June 30, 2019, as compared to $1.6 million for the three months ended July 1, 2018. Legal costs for significant litigation matters were $0.4 million for the three months ended June 30, 2019, as compared to a net reversal of legal costs of $0.1 million for the three months ended July 1, 2018. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended June 30, 2019 were $400.4 million, as compared to $404.6 million for the six months ended July 1, 2018, a decrease of $4.2 million, or 1.0%. As a percentage of revenue, selling, general and administrative expenses decreased and were 29.2% for the six months ended June 30, 2019, as compared to 30.0% for the six months ended July 1, 2018. Amortization of intangible assets increased and was $49.5 million for the six months ended June 30, 2019, as compared to $42.0 million for the six months ended July 1, 2018. Stock-based compensation expense was $11.5 million for the six months ended June 30, 2019 as compared to $10.8 million for the six months ended July 1, 2018. Other purchase accounting adjustments added an incremental expense of $3.2 million for the six months ended June 30, 2019, as compared to $7.1 million for the six months ended July 1, 2018. Acquisition and divestiture-related expenses added an incremental expense of $2.4 million for the six months ended June 30, 2019, as compared to $4.2 million for the six months ended July 1, 2018. Legal costs for significant litigation matters were $0.8 million for the six months ended June 30, 2019, as compared to $4.2 million for the six months ended July 1, 2018. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of cost containment and productivity initiatives.

Research and Development Expenses
Research and development expenses for the three months ended June 30, 2019 were $48.3 million, as compared to $47.2 million for the three months ended July 1, 2018, an increase of $1.1 million, or 2%. As a percentage of revenue, research and development expenses were flat and were 6.7% for each of the three months ended June 30, 2019 and July 1, 2018. Amortization of intangible assets was minimal for each of the three months ended June 30, 2019 and July 1, 2018. Stock-based compensation expense was $0.3 million for the three months ended June 30, 2019 as compared to $0.4 million for the three months ended July 1, 2018. The increase in research and development expenses was the result of continued investments in new product development.
Research and development expenses for the six months ended June 30, 2019 were $96.3 million, as compared to $93.2 million for the six months ended July 1, 2018, an increase of $3.1 million, or 3%. As a percentage of revenue, research and development expenses increased and were 7.0% for the six months ended June 30, 2019, as compared to 6.9% for the six months ended July 1, 2018. Amortization of intangible assets was minimal for each of the six months ended June 30, 2019 and July 1, 2018. Stock-based compensation expense was $0.6 million for the six months ended June 30, 2019 as compared to $0.7 million for the six months ended July 1, 2018. The increase in research and development expenses was primarily the result of investments in new product development.

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
We implemented a restructuring plan in the second quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2019 Plan").We implemented a restructuring plan in the first quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan"). We implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 6 to the audited consolidated financial statements in the 2018 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2019 and 2018 in continuing operations:

	Workforce Reductions			Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics		Severance

	(In thousands, except headcount data)
Q2 2019 Plan	44	$4,461	$1,129	$5,590	Q1 FY2020
Q1 2019 Plan	105	6,001	1,459	7,460	Q4 FY2019
Q4 2018 Plan	1	348	—	348	Q1 FY2019
Q3 2018 Plan	61	1,146	618	1,764	Q4 FY2019
Q1 2018 Plan	47	5,096	902	5,998	Q4 FY2019
We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.2 million and $0.3 million during the three and six months ended June 30, 2019, respectively, in the Discovery & Analytical

Solutions segment. In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.2 million during each of the three and six months ended June 30, 2019, respectively, in the Diagnostics segment.

At June 30, 2019, we had $12.3 million recorded for accrued restructuring and contract termination charges, of which $11.0 million was recorded in short-term accrued restructuring and contract termination charges and $1.3 million was recorded in operating lease liabilities. At December 30, 2018, we had $6.2 million recorded for accrued restructuring and contract termination charges, of which $4.8 million was recorded in short-term accrued restructuring and contract termination charges, and $1.4 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the six months ended June 30, 2019:

	Balance at December 30, 2018	2019 Charges		2019 Changes in Estimates, Net	2019 Amounts Paid	Balance at June 30, 2019
	(In thousands)
Severance:
Q2 2019 Plan	$—	$5,590		$—	$(590)	$5,000
Q1 2019 Plan	—	7,460		23	(3,940)	3,543
Q4 2018 Plan	348	—		—	(348)	—
Q3 2018 Plan	1,415	—		275	(1,196)	494
Q1 2018 Plan	1,609	—		—	(282)	1,327
Previous Plans	2,671	—		—	(941)	1,730
Restructuring	6,043	13,050	—	298	(7,297)	12,094
Contract Termination	137	402		50	(401)	188
Total Restructuring and Contract Termination	$6,180	$13,452		$348	$(7,698)	$12,282

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Interest income	$(350)	$(173)	$(633)	$(438)
Interest expense	17,207	16,411	33,057	34,061
Loss on disposition of businesses and assets, net	336	—	2,469	—
Other expense (income), net	2,715	118	1,580	(5,837)
Total interest and other expense, net	$19,908	$16,356	$36,473	$27,786
Interest and other expense, net, for the three months ended June 30, 2019 was an expense of $19.9 million, as compared to an expense of $16.4 million for the three months ended July 1, 2018, an increase of $3.6 million. The increase in interest and other expense, net, for the three months ended June 30, 2019, as compared to the three months ended July 1, 2018, was primarily due to an increase in other expense, net by $2.6 million, which consisted primarily of acquisition-related foreign currency transactions, translation of non-functional currency assets and liabilities and fluctuation of the pension cost adjustment. In addition, interest expense increased by $0.8 million due to increased borrowing under our revolving credit facility to support acquisition transactions in the second quarter of fiscal year 2019, which was partially offset by a reduction in expense from the cross-currency swap transaction we entered into in the second quarter of fiscal year 2019. The other components of net periodic pension credit were $1.5 million and $2.5 million for the three months ended June 30, 2019 and July 1, 2018, respectively. These amounts were included in other income, net.
Interest and other expense, net, for the six months ended June 30, 2019 was an expense of $36.5 million, as compared to an expense of $27.8 million for the six months ended July 1, 2018, an increase of $8.7 million. The increase in interest and other expense, net, for the six months ended June 30, 2019, as compared to the six months ended July 1, 2018, was primarily due to an increase in other expense, net by $7.4 million. The increase in other expense consisted primarily of changes to gains and expenses related to foreign currency transactions, translation of non-functional currency assets and liabilities and pension cost adjustment, and loss on disposition of businesses and assets, resulting in a net increase in other expense of $2.5 million. These were partially offset by a decrease in interest expense by $1.0 million due to the issuance of the April 2021 Notes in the second quarter of 2018 at a lower coupon than the term loan which they replaced. The other components of net periodic pension credit were $2.9 million and $5.0 million for the six months ended June 30, 2019 and July 1, 2018, respectively. These amounts were included in other expense (income), net. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
For the three months ended June 30, 2019, the provision for income taxes from continuing operations was $2.7 million, as compared to $7.0 million for the three months ended July 1, 2018. For the six months ended June 30, 2019, the provision for income taxes from continuing operations was $4.0 million, as compared to $9.5 million for the six months ended July 1, 2018.
The effective tax rate from continuing operations was 3.7% and 3.7% for the three and six months ended June 30, 2019, respectively, as compared to 9.8% and 9.5% for the three and six months ended July 1, 2018, respectively. The lower effective tax rate during the three months ended June 30, 2019, as compared to the three months ended July 1, 2018, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2019 as compared to fiscal year 2018, augmented by higher tax benefits related to discrete items. The discrete items were $5.2 million for the three months ended June 30, 2019, as compared to $0.2 million for the three months ended July 1, 2018. The lower effective tax rate during the six months ended June 30, 2019, as compared to the six months ended July 1, 2018, was due to certain lower tax rate jurisdictions projected to have higher income in fiscal year 2019 as compared to fiscal year 2018, along with higher tax benefits related to discrete items. The discrete items were $9.2 million for the six months ended June 30, 2019, as compared to $1.6 million for the six months ended July 1, 2018.

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $8.5 million and $7.9 million as of June 30, 2019 and December 30, 2018, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at June 30, 2019 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended June 30, 2019 was $434.0 million, as compared to $430.6 million for the three months ended July 1, 2018, an increase of $3.3 million, or 1%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended June 30, 2019, as compared to the three months ended July 1, 2018, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was primarily driven by an increase in our life sciences market revenue partially offset by a decrease in our applied markets revenue and unfavorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharma and biotech markets driven by continued growth of our discovery and OneSource businesses, which was partially offset by a decrease in our academic and government market revenue driven by the timing of various service offerings. The decrease in our applied markets revenue was driven by a decrease in revenue from our industrial, environmental and safety markets partially offset by an increase in revenue from our food market.
Revenue for the six months ended June 30, 2019 was $822.8 million, as compared to $827.2 million for the six months ended July 1, 2018, a decrease of $4.4 million, or 1%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the six months ended June 30, 2019, as compared to the six months ended July 1, 2018, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was primarily driven by unfavorable changes in foreign exchange rates, as well as a decrease in our applied markets revenue partially offset by an increase in our life sciences market revenue. The decrease in our applied markets revenue was driven by a decrease in revenue from our industrial, food and environmental and safety markets. The increase in our life sciences market revenue was the result of an increase in revenue in our pharma and biotech markets driven by continued growth in our discovery and OneSource businesses partially offset by a decrease in our academic and government market revenue driven by the timing of various service offerings.
Operating income from continuing operations for the three months ended June 30, 2019 was $57.7 million, as compared to $64.7 million for the three months ended July 1, 2018, a decrease of $7.0 million, or 11%. Amortization of intangible assets was $13.1 million for the three months ended June 30, 2019, as compared to $11.5 million for the three months ended July 1, 2018. Restructuring and contract termination charges, net, were $4.8 million for the three months ended June 30, 2019, as compared to zero for the three months ended July 1, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $5.4 million for the three months ended June 30, 2019, and were minimal for the three months ended July 1, 2018. Legal costs for significant litigation matters were $0.4 million for the three months ended June 30, 2019, as compared to $0.2 million for the three months ended July 1, 2018. In addition to the factors noted above, operating income decreased for the three months ended June 30, 2019, as compared to the three months ended July 1, 2018, primarily the result of an unfavorable shift in product mix and higher costs in research and development expenses partially offset by higher sales volume and stronger productivity through our supply chain initiatives.
Operating income from continuing operations for the six months ended June 30, 2019 was $94.6 million, as compared to $100.9 million for the six months ended July 1, 2018, a decrease of $6.2 million, or 6%. Amortization of intangible assets was $23.4 million for the six months ended June 30, 2019, as compared to $23.2 million for the six months ended July 1, 2018. Restructuring and contract termination charges, net, were $11.0 million for the six months ended June 30, 2019, as compared to $5.7 million for the six months ended July 1, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $6.0 million for the six months ended June 30, 2019, as compared to $0.1 million for the six months ended July 1, 2018. Legal costs for significant litigation matters were $0.8 million for the six months ended June 30, 2019, as compared to $4.4 million for the six months ended July 1, 2018. In addition to the factors noted above, operating income decreased for the six months ended June 30, 2019, as compared to the six months ended July 1, 2018, primarily the result of an unfavorable shift in product mix and higher costs in research and development expenses partially offset by higher sales volume and stronger productivity through our supply chain initiatives.
Diagnostics
Revenue for the three months ended June 30, 2019 was $288.6 million, as compared to $272.7 million for the three months ended July 1, 2018, an increase of $15.8 million, or 6%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our

Diagnostics segment for each of the three months ended June 30, 2019 and July 1, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the three months ended June 30, 2019 was driven by broad based growth across our reproductive health, immunodiagnostics businesses and applied genomics businesses, partially offset by unfavorable changes in foreign exchange rates.
Revenue for the six months ended June 30, 2019 was $548.5 million, as compared to $520.2 million for the six months ended July 1, 2018, an increase of $28.3 million, or 5%, which includes an approximate 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue in our Diagnostics segment for each of the six months ended June 30, 2019 and July 1, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the six months ended June 30, 2019 was driven by broad based growth across our reproductive health, immunodiagnostics businesses and applied genomics businesses, partially offset by unfavorable changes in foreign exchange rates.
Operating income from continuing operations for the three months ended June 30, 2019 was $49.3 million, as compared to $38.8 million for the three months ended July 1, 2018, an increase of $10.5 million, or 27%. Amortization of intangible assets increased and was $28.1 million for the three months ended June 30, 2019, as compared to $21.0 million for the three months ended July 1, 2018. Restructuring and contract termination charges, net, were $1.3 million for the three months ended June 30, 2019, as compared to zero for the three months ended July 1, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $1.0 million for the three months ended June 30, 2019, as compared to $8.8 million for the three months ended July 1, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was zero for the three months ended June 30, 2019, as compared to $9.0 million for the three months ended July 1, 2018. Legal costs for significant litigation matters were zero for the three months ended June 30, 2019, as compared to a net reversal of legal costs of $0.3 million for the three months ended July 1, 2018. In addition to the factors noted above, operating income increased for the three months ended June 30, 2019, as compared to the three months ended July 1, 2018, primarily the result of higher sales volume and stronger productivity through our cost curtailment and supply chain initiatives which were partially offset by an unfavorable product mix.
Operating income from continuing operations for the six months ended June 30, 2019 was $80.7 million, as compared to $57.2 million for the six months ended July 1, 2018, an increase of $23.6 million, or 41%. Amortization of intangible assets increased and was $56.5 million for the six months ended June 30, 2019, as compared to $42.2 million for the six months ended July 1, 2018. Restructuring and contract termination charges, net, were $2.8 million for the six months ended June 30, 2019, as compared to $0.9 million for the six months ended July 1, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $5.3 million for the six months ended June 30, 2019, as compared to $11.6 million for the six months ended July 1, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the six months ended June 30, 2019, as compared to $18.2 million for the six months ended July 1, 2018. Legal costs for significant litigation matters were zero for the six months ended June 30, 2019, as compared to a net reversal of legal costs of $0.2 million for the six months ended July 1, 2018. In addition to the factors noted above, operating income increased for the six months ended June 30, 2019, as compared to the six months ended July 1, 2018, primarily the result of higher sales volume and stronger productivity through our cost curtailment and supply chain initiatives which were partially offset by an unfavorable product mix.

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
At June 30, 2019, we had cash and cash equivalents of $150.0 million, of which $142.7 million was held by our non-U.S. subsidiaries, and we had $299.8 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at June 30, 2019.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. The Tax Cuts and Jobs Act required us to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries, for which we accrued $80.4 million at December 30, 2018. In fiscal year 2018, we determined that previously undistributed earnings of certain international subsidiaries no longer met the requirements of indefinite reinvestment and therefore recognized $2.9 million of income tax expense during the year. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely, and no additional income tax expense was accrued at June 30, 2019. The amount of foreign earnings that we have the intent and ability to keep invested outside of the U.S. indefinitely and for which no additional incremental U.S. tax cost has been provided, other than the one-time transition tax on deemed repatriation, was approximately $745.0 million and $652.1 million as of June 30, 2019 and December 30, 2018, respectively. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the six months ended June 30, 2019, we had no stock repurchases under the Repurchase Program. As of June 30, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended June 30, 2019, we repurchased 8,279 shares of common stock for this purpose at an aggregate cost of $0.8 million. During the six months ended June 30, 2019, we repurchased 65,568 shares of common stock for this purpose at an aggregate cost of $6.1 million.
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
During the first six months of fiscal year 2019, we contributed $4.1 million, in the aggregate, to our defined benefit pension plans outside of the United States, and expect to contribute an additional $4.1 million by the end of fiscal year 2019.

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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $41.5 million for the six months ended June 30, 2019, as compared to net cash provided by continuing operations of $58.4 million for the six months ended July 1, 2018, a decrease in cash provided in operating activities of $16.9 million. The cash provided by operating activities for the six months ended June 30, 2019 was principally a result of income from continuing operations of $104.6 million, and non-cash charges, including depreciation and amortization of $103.8 million, restructuring and contract termination charges, net of $13.8 million, stock-based compensation expense of $12.8 million, change in fair value of contingent consideration of $3.2 million, loss on disposition of businesses and assets, net, of $2.5 million, and amortization of deferred debt financing costs and accretion of discount of $1.8 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $100.9 million and a net cash decrease in working capital of $100.0 million. The change in accrued expenses, other assets and liabilities and other items decreased cash used in operating activities by $100.9 million for the six months ended June 30, 2019, as compared to $61.7 million for the six months ended July 1, 2018. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $5.6 million for the six months ended June 30, 2019 as compared to $18.2 million for the six months ended July 1, 2018. For the six months ended June 30, 2019, $14.8 million of contingent consideration payments were included in operating activities. In addition, we paid stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited of $11.8 million for the six months ended June 30, 2019 as compared to $10.6 million for the six months ended July 1, 2018. Contributing to the net cash decrease in working capital for the six months ended June 30, 2019, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $50.5 million, an increase in accounts receivable of $9.6 million, and a decrease in accounts payable of $40.0 million, The increase in inventory was primarily due to seasonal inventory builds. The increase in accounts receivable was a result of was a result of higher sales volume during the first six months of fiscal year 2019. The decrease in accounts payable was primarily a result of the timing of disbursements during the first six months of fiscal year 2019.
Investing Activities. Net cash used in the investing activities of our continuing operations was $286.5 million for the six months ended June 30, 2019, as compared to $79.9 million for the six months ended July 1, 2018, an increase of $206.6 million. For the six months ended June 30, 2019, the net cash used in investing activities of our continuing operations was principally a result of cash used for acquisitions of $244.7 million, capital expenditures of $36.5 million, purchases of licenses of $5.0 million, and purchases of investments of $0.9 million. These items were partially offset by $0.6 million in proceeds from disposition of businesses. Cash used for capital expenditures was $39.6 million for the six months ended July 1, 2018. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. In addition, during the six months ended July 1, 2018, we used $40.6 million in cash for acquisitions and investments.
Financing Activities. Net cash provided by financing activities was $231.2 million for the six months ended June 30, 2019, as compared to net cash used in financing activities of $12.9 million for the six months ended July 1, 2018, an increase in cash provided by financing activities of $244.1 million. The cash provided by financing activities during the six months ended June 30, 2019 was a result of proceeds from borrowings and proceeds from the issuance of common stock under stock plans. During the six months ended June 30, 2019, our debt borrowings totaled $849.6 million, which were partially offset by debt payments of $578.0 million and debt issuance costs totaling $0.2 million. This compares to debt borrowings of $342.0 million, which were more than offset by our debt payments of $667.0 million during the six months ended July 1, 2018. Proceeds from the issuance of common stock under our stock plans was $16.6 million during the six months ended June 30, 2019 as compared to $8.3 million for the six months ended July 1, 2018. This cash provided by financing activities during the six months ended June 30, 2019 was more than offset by payments for acquisition-related contingent consideration, payments of dividends, repurchase of our common stock pursuant to our equity incentive plans, net payments on other credit facilities, and settlement of forward foreign exchange contracts. During the six months ended June 30, 2019, we paid $23.7 million for acquisition-related contingent consideration. During each of the six months ended June 30, 2019 and July 1, 2018, we paid $15.5 million in dividends. During the six months ended June 30, 2019, we repurchased 65,568 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $6.1 million. This compares to repurchases of 59,699 shares of our common stock pursuant to our equity incentive plans for the six months ended July 1, 2018, for a total cost of $4.6 million. During the six months ended June 30, 2019, we had net payments on other credit facilities of $9.8 million as compared to $10.2 million for the six months ended July 1, 2018. In addition, during the six months ended June 30, 2019, we paid $1.7 million as compared to $32.7 million for settlement of forward foreign exchange contracts for the six months ended July 1, 2018.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans and has an initial maturity of August 11, 2021. As of June 30, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of June 30, 2019, we had $299.8 million available for additional borrowing under the facility. We use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates under the senior unsecured revolving credit facility are based on the Eurocurrency rate or the base rate at the time of borrowing, plus a margin. The base rate is the higher of (i) the rate of interest in effect for such day as publicly announced from time to time by JP Morgan Chase Bank, N.A. as its "prime rate," (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted one-month Libor plus 1.00%. The Eurocurrency margin as of June 30, 2019 was 110 basis points. The weighted average Eurocurrency interest rate as of June 30, 2019 was 2.36%, resulting in a weighted average effective Eurocurrency rate, including the margin, of 3.46%, which was the interest applicable to the borrowings outstanding under the Eurocurrency rate as of June 30, 2019. As of June 30, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $688.8 million, and $2.1 million of unamortized debt issuance costs. As of December 30, 2018, the senior unsecured revolving credit facility had outstanding borrowings of $418.0 million, and $2.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of June 30, 2019.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of June 30, 2019, the November 2021 Notes had an aggregate carrying value of $497.7 million, net of $0.9 million of unamortized original issue discount and $1.3 million of unamortized debt issuance costs. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. The November 2021 Notes mature in November 2021 and bear interest at an annual rate of 5%. Interest on the November 2021 Notes is payable semi-annually on May 15th and November 15th each year. Prior to August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the November 2021 Notes to be redeemed, plus accrued and unpaid interest, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the November 2021 Notes being redeemed, discounted on a semi-annual basis, at the Treasury Rate plus 45 basis points, plus accrued and unpaid interest. At any time on or after August 15, 2021 (three months prior to their maturity date), we may redeem the November 2021 Notes, at our option, at a redemption price equal to 100% of the principal amount of the November 2021 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the November 2021 Notes) and a contemporaneous downgrade of the November 2021 Notes below investment grade, each holder of November 2021 Notes will have the right to require us to repurchase such holder's November 2021 Notes for 101% of their principal amount, plus accrued and unpaid interest.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of June 30, 2019, the 2026 Notes had an aggregate carrying value of $561.1 million, net of $3.8 million of unamortized original issue discount and $3.5 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.

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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of June 30, 2019, the April 2021 Notes had an aggregate carrying value of $339.4 million, net of $0.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. The proceeds from the April 2021 Notes were used to pay in full the outstanding balance of our senior unsecured term loan credit facility, and a portion of the outstanding senior unsecured revolving credit facility, and in each case the borrowings were incurred to pay a portion of the purchase price for our acquisition of EUROIMMUN, which closed on December 19, 2017. Prior to the maturity date of the April 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $27.4 million (or €24.1 million) and $32.1 million (or €28.0 million) as of June 30, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $27.3 million bear fixed interest rates between 1.1% and 4.5% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.3 million of the bank loans are secured by mortgages on real property and the remaining $23.1 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable covenants as of June 30, 2019.
In addition, we had secured bank loans in the aggregate amount of $0.3 million as of June 30, 2019, and unsecured revolving credit facilities and a secured bank loan in the amount of $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities had fixed interest at a rate of 2.3%. The secured bank loans of $0.3 million bear fixed annual interest rates between 1.95% and 5.0% and are required to be repaid in monthly installments until 2027.
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

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for first two quarters of fiscal year 2019 and in each quarter of fiscal year 2018. At June 30, 2019, we had accrued $7.8 million for dividends declared on April 25, 2019 for the second quarter of fiscal year 2019 that will be payable in August 2019. On July 25, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2019 that will be payable in November 2019. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the Chinese Yuan, Euro, Swedish Krona and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $241.2 million, $223.3 million and $147.6 million at June 30, 2019, December 30, 2018 and July 1, 2018, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended June 30, 2019 and July 1, 2018.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €15.8 million and combined U.S. Dollar notional amounts of $13.3 million as of June 30, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €49.7 million and combined U.S. Dollar notional amounts of $50.8 million as of July 1, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended June 30, 2019 and July 1, 2018. We paid $1.7 million and $32.7 million during the six months ended June 30, 2019 and July 1, 2018, respectively, from the settlement of these hedges.

In April 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of June 30, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €134.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge was $1.7 million and $(3.1) million for the three and six months ended June 30, 2019, respectively, and $(4.8) million and $(6.9) million for the three and six months ended July 1, 2018, respectively.
During fiscal year 2018, we designated the April 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of June 30, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $4.5 million and $(2.3) million for the three and six months ended June 30, 2019, respectively, and $(20.8) million for the three and six months ended July 1, 2018.
On May 31, 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We receive interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. On June 30, 2019, the fair value of the cross-currency swap was a loss of $4.8 million which was recorded in AOCI.

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
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at June 30, 2019 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of Cisbio. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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

•	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

•	exposing us to interest rate risk as a portion of our debt obligations are at variable rates;

•	increasing our foreign currency risk as a portion of our debt obligations are in denominations other than the US dollar; and

•	increasing the chances of a downgrade of our debt ratings due to the amount or intended purpose of our debt obligations.
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
As of June 30, 2019, our total assets included $4.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On April 25, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2019 that will be payable in August 2019. On July 25, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2019 that will be payable in November 2019. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019—April 28, 2019	505	$97.78	—	$197,803,699
April 29, 2019—May 26, 2019	7,678	91.95	—	197,803,699
May 27 2019—June 30, 2019	96	92.94	—	197,803,699
Activity for quarter ended June 30, 2019	8,279	$92.32	—	$197,803,699
 ____________________

(1)
Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended June 30, 2019, we repurchased 8,279 shares of common stock for this purpose at an aggregate cost of $0.8 million. During the six months ended June 30, 2019, we repurchased 65,568 shares of common stock for this purpose at an aggregate cost of $6.1 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three and six months ended June 30, 2019, we had no stock repurchases under the Repurchase Program. As of June 30, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1
PerkinElmer, Inc. 2019 Incentive Plan, filed with the Securities and Exchange Commission on March 13, 2019 as Appendix B to our definitive proxy statement on Schedule 14A (File No. 001-05075) and incorporated herein by reference.

10.2
Form of Restricted Stock Unit Agreement for grants to non-employee directors under the 2019 Incentive Plan, filed with the Securities and Exchange Commission on April 24, 2019 as Exhibit 99.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.3
Form of Restricted Stock Unit Agreement (Performance-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Securities and Exchange Commission on April 24, 2019 as Exhibit 99.3 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.4
Form of Restricted Stock Unit Agreement (Performance-based vesting) with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Securities and Exchange Commission on April 24, 2019 as Exhibit 99.4 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.5
Form of Stock Option Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Securities and Exchange Commission on April 24, 2019 as Exhibit 99.5 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.6
Form of Stock Option Agreement with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Securities and Exchange Commission on April 24, 2019 as Exhibit 99.6 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.7
Form of Restricted Stock Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Securities and Exchange Commission on April 24, 2019 as Exhibit 99.7 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.8
Form of Restricted Stock Agreement with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Securities and Exchange Commission on April 24, 2019 as Exhibit 99.8 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended June 30, 2019 (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and July 1, 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and July 1, 2018, (iv) Condensed Consolidated Balance Sheets at June 30, 2019 and December 30, 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2019 and July 1, 2018, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and July 1, 2018, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 6, 2019	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 6, 2019	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)