Form 10-Q
period 2019-09-29
PERKINELMER INC
filed 2019-11-05
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
(781) 663-6900
(Registrant’s telephone number, including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, $1 par value per share	PKI	The New York Stock Exchange
1.875% Notes due 2026	PKI 21A	The New York Stock Exchange
0.60% Notes due 2021	PKI 21B	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2019, there were outstanding 111,100,811 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per share data)
Product revenue	$493,320	$474,523	$1,434,156	$1,417,739
Service revenue	213,603	199,790	644,021	603,908
Total revenue	706,923	674,313	2,078,177	2,021,647
Cost of product revenue	236,618	213,672	681,349	663,651
Cost of service revenue	128,030	128,314	398,954	393,307
Total cost of revenue	364,648	341,986	1,080,303	1,056,958
Selling, general and administrative expenses	204,171	196,769	604,581	601,374
Research and development expenses	45,376	48,848	141,700	142,028
Restructuring and contract termination charges, net	14,068	6,508	27,868	13,086
Operating income from continuing operations	78,660	80,202	223,725	208,201
Interest and other expense, net	15,406	2,161	51,879	29,947
Income from continuing operations before income taxes	63,254	78,041	171,846	178,254
Provision for income taxes	4,644	2,596	8,642	12,101
Income from continuing operations	58,610	75,445	163,204	166,153
Loss on disposition of discontinued operations before income taxes	—	(308)	—	(859)
Provision for (benefit from) income taxes on discontinued operations and dispositions	52	(1,411)	147	(1,341)
(Loss) income from discontinued operations and dispositions	(52)	1,103	(147)	482
Net income	$58,558	$76,548	$163,057	$166,635
Basic earnings per share:
Income from continuing operations	$0.53	$0.68	$1.47	$1.50
(Loss) income from discontinued operations and dispositions	(0.00)	0.01	(0.00)	0.00
Net income	$0.53	$0.69	$1.47	$1.51
Diluted earnings per share:
Income from continuing operations	$0.53	$0.68	$1.46	$1.49
(Loss) income from discontinued operations and dispositions	(0.00)	0.01	(0.00)	0.00
Net income	$0.52	$0.69	$1.46	$1.49
Weighted average shares of common stock outstanding:
Basic	110,946	110,724	110,778	110,499
Diluted	111,559	111,747	111,460	111,510
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Net income	$58,558	$76,548	$163,057	$166,635
Other comprehensive loss:
Foreign currency translation adjustments	(62,700)	(30,105)	(66,954)	(114,198)
Unrealized (loss) gain on securities, net of tax	(5)	23	(22)	68
Other comprehensive loss	(62,705)	(30,082)	(66,976)	(114,130)
Comprehensive (loss) income	$(4,147)	$46,466	$96,081	$52,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2019	December 30, 2018
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$392,969	$163,111
Accounts receivable, net	646,286	632,669
Inventories	391,820	338,347
Other current assets	117,330	100,507
Total current assets	1,548,405	1,234,634
Property, plant and equipment:
At cost	668,835	680,183
Accumulated depreciation	(370,595)	(361,593)
Property, plant and equipment, net	298,240	318,590
Operating lease right-of-use assets	174,689	—
Intangible assets, net	1,199,461	1,199,667
Goodwill	2,987,541	2,952,608
Other assets, net	280,745	270,023
Total assets	$6,489,081	$5,975,522
Current liabilities:
Current portion of long-term debt	$506,650	$14,856
Accounts payable	190,261	220,949
Accrued restructuring and contract termination charges	16,923	4,834
Accrued expenses and other current liabilities	472,156	528,827
Current liabilities of discontinued operations	2,112	2,165
Total current liabilities	1,188,102	771,631
Long-term debt	1,750,925	1,876,624
Long-term liabilities	690,041	742,312
Operating lease liabilities	153,216	—
Total liabilities	3,782,284	3,390,567
Commitments and contingencies (see Note 19)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,093,000 shares and 110,597,000 shares at September 29, 2019 and at December 30, 2018, respectively	111,093	110,597
Capital in excess of par value	83,996	48,772
Retained earnings	2,755,165	2,602,067
Accumulated other comprehensive loss	(243,457)	(176,481)
Total stockholders’ equity	2,706,797	2,584,955
Total liabilities and stockholders’ equity	$6,489,081	$5,975,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine-Month Period Ended September 29, 2019
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASC 842 (see Note 1)	—	—	13,289	—	13,289
Net income	—	—	35,412	—	35,412
Other comprehensive income	—	—	—	2,946	2,946
Dividends	—	—	(7,742)	—	(7,742)
Exercise of employee stock options and related income tax benefits	186	8,424	—	—	8,610
Issuance of common stock for employee stock purchase plans	19	1,367	—	—	1,386
Purchases of common stock	(57)	(5,236)	—	—	(5,293)
Issuance of common stock for long-term incentive program	146	3,392	—	—	3,538
Stock compensation	—	1,371	—	—	1,371
Balance, March 31, 2019	$110,891	$58,090	$2,643,026	$(173,535)	$2,638,472
Net income	—	—	69,087	—	69,087
Other comprehensive income	—	—	—	(7,217)	(7,217)
Dividends	—	—	(7,746)	—	(7,746)
Exercise of employee stock options and related income tax benefits	167	7,777	—	—	7,944
Issuance of common stock for employee stock purchase plans	15	1,387	—	—	1,402
Purchases of common stock	(7)	(757)	—	—	(764)
Issuance of common stock for long-term incentive program	5	4,384	—	—	4,389
Stock compensation	—	1,300	—	—	1,300
Balance, June 30, 2019	$111,071	$72,181	$2,704,367	$(180,752)	$2,706,867
Net income	—	—	58,558	—	58,558
Other comprehensive income	—	—	—	(62,705)	(62,705)
Dividends	—	—	(7,760)	—	(7,760)
Exercise of employee stock options and related income tax benefits	19	990	—	—	1,009
Issuance of common stock for employee stock purchase plans	(1)	(11)	—	—	(12)
Purchases of common stock	(2)	(142)	—	—	(144)
Issuance of common stock for long-term incentive program	6	7,890	—	—	7,896
Stock compensation	—	3,088	—	—	3,088
Balance, September 29, 2019	$111,093	$83,996	$2,755,165	$(243,457)	$2,706,797

	For the Nine-Month Period Ended September 30, 2018
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2017	$110,361	$58,828	$2,380,517	$(46,518)	$2,503,188
Cumulative effect of adopting ASC 606	—	—	10,209	—	10,209
Impact of adopting ASU 2016-16	—	—	(2,062)	—	(2,062)
Net income	—	—	26,024	—	26,024
Other comprehensive income	—	—	—	18,540	18,540
Dividends	—	—	(7,736)	—	(7,736)
Exercise of employee stock options and related income tax benefits	173	7,295	—	—	7,468
Purchases of common stock	(58)	(4,444)	—	—	(4,502)
Issuance of common stock for long-term incentive program	144	2,741	—	—	2,885
Stock compensation	—	1,238	—	—	1,238
Balance, April 1, 2018	$110,620	$65,658	$2,406,952	$(27,978)	$2,555,252
Net income	—	—	64,063	—	64,063
Other comprehensive income	—	—	—	(102,588)	(102,588)
Dividends	—	—	(7,728)	—	(7,728)
Exercise of employee stock options and related income tax benefits	21	859	—	—	880
Issuance of common stock for employee stock purchase plans	21	1,462	—	—	1,483
Purchases of common stock	(1)	(93)	—	—	(94)
Issuance of common stock for long-term incentive program	55	4,512	—	—	4,567
Stock compensation	—	1,342	—	—	1,342
Balance, July 1, 2018	$110,716	$73,740	$2,463,287	$(130,566)	$2,517,177
Net income	—	—	76,548	—	76,548
Other comprehensive income	—	—	—	(30,082)	(30,082)
Dividends	—	—	(7,775)	—	(7,775)
Exercise of employee stock options and related income tax benefits	359	10,777	—	—	11,136
Purchases of common stock	(5)	(458)	—	—	(463)
Issuance of common stock for long-term incentive program	17	4,455	—	—	4,472
Stock compensation	—	1,456	—	—	1,456
Balance, September 30, 2018	$111,087	$89,970	$2,532,060	$(160,648)	$2,572,469

The accompanying notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Operating activities:
Net income	$163,057	$166,635
Loss (gain) from discontinued operations and dispositions, net of income taxes	147	(482)
Income from continuing operations	163,204	166,153
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	25,105	23,275
Restructuring and contract termination charges, net	27,868	13,086
Depreciation and amortization	157,117	133,386
Loss (gain) on disposition of businesses and assets, net	2,469	(13,031)
Gain on sale of investments, net	—	(557)
Change in fair value of contingent consideration	4,399	10,804
Debt extinguishment costs	471	—
Amortization of deferred debt financing costs and accretion of discounts	2,778	2,454
Amortization of acquired inventory revaluation	13,258	18,160
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(22,132)	(12,670)
Inventories	(48,367)	(41,313)
Accounts payable	(34,043)	(36,587)
Accrued expenses and other	(143,869)	(111,341)
Net cash provided by operating activities of continuing operations	148,258	151,819
Net cash used in operating activities of discontinued operations	—	(200)
Net cash provided by operating activities	148,258	151,619
Investing activities:
Capital expenditures	(53,082)	(60,443)
Purchases of investments	(5,387)	(5,500)
Purchases of licenses	(5,000)	—
Proceeds from disposition of businesses	550	38,027
Proceeds from surrender of life insurance policies	—	72
Activity related to acquisitions, net of cash and cash equivalents acquired	(252,620)	(44,057)
Net cash used in investing activities of continuing operations	(315,539)	(71,901)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used in investing activities	(315,539)	(71,901)
Financing activities:
Payments on borrowings	(1,419,489)	(1,019,000)
Proceeds from borrowings	1,034,416	605,000
Proceeds from sale of senior debt	847,195	369,340
Payments of debt financing costs	(7,922)	(2,634)
Settlement of cash flow hedges	(1,587)	(30,285)
Net payments on other credit facilities	(11,166)	(22,871)
Payments for acquisition-related contingent consideration	(28,200)	(12,800)
Proceeds from issuance of common stock under stock plans	17,563	19,484
Purchases of common stock	(6,201)	(4,974)
Dividends paid	(23,282)	(23,222)
Net cash provided by (used in) financing activities of continuing operations	401,327	(121,962)
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	401,327	(121,962)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,384)	(7,410)
Net increase (decrease) in cash, cash equivalents and restricted cash	229,662	(49,654)
Cash, cash equivalents and restricted cash at beginning of period	166,315	202,371
Cash, cash equivalents and restricted cash at end of period	$395,977	$152,717

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	392,969	149,513
Restricted cash included in other current assets	3,008	3,204
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$395,977	$152,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC (the “2018 Form 10-K”). The balance sheet amounts at December 30, 2018 in this report were derived from the Company’s audited 2018 consolidated financial statements included in the 2018 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 29, 2019 and September 30, 2018, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments' revenue.

	Reportable Segments
	Three Months Ended
	September 29, 2019			September 30, 2018
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$178,493	$96,759	$275,252	$169,366	$95,607	$264,973
Europe	119,801	70,225	190,026	110,747	68,480	179,227
Asia	128,610	113,035	241,645	126,053	104,060	230,113
	$426,904	$280,019	$706,923	$406,166	$268,147	$674,313

Primary end-markets
Diagnostics	$—	$280,019	$280,019	$—	$268,147	$268,147
Life sciences	243,167	—	243,167	222,191	—	222,191
Applied markets	183,737	—	183,737	183,975	—	183,975
	$426,904	$280,019	$706,923	$406,166	$268,147	$674,313

Timing of revenue recognition
Products and services transferred at a point in time	$311,123	$259,161	$570,284	$290,929	$247,189	$538,118
Services transferred over time	115,781	20,858	136,639	115,237	20,958	136,195
	$426,904	$280,019	$706,923	$406,166	$268,147	$674,313

	Reportable Segments
	Nine Months Ended
	September 29, 2019			September 30, 2018
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$518,884	$300,403	$819,287	$497,833	$282,536	$780,369
Europe	351,216	208,729	559,945	357,766	205,892	563,658
Asia	379,604	319,341	698,945	377,720	299,900	677,620
	$1,249,704	$828,473	$2,078,177	$1,233,319	$788,328	$2,021,647

Primary end-markets
Diagnostics	$—	$828,473	$828,473	$—	$788,328	$788,328
Life sciences	702,406	—	702,406	675,807	—	675,807
Applied markets	547,298	—	547,298	557,512	—	557,512
	$1,249,704	$828,473	$2,078,177	$1,233,319	$788,328	$2,021,647

Timing of revenue recognition
Products and services transferred at a point in time	$903,274	$765,858	$1,669,132	$886,007	$725,483	$1,611,490
Services transferred over time	346,430	62,615	409,045	347,312	62,845	410,157
	$1,249,704	$828,473	$2,078,177	$1,233,319	$788,328	$2,021,647

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of September 29, 2019 and December 30, 2018 were $42.1 million and $31.9 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the nine months ended September 29, 2019 was $16.3 million. The increase in unbilled receivables during the nine months ended September 29, 2019 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $26.5 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of September 29, 2019 and December 30, 2018 were $26.2 million and $30.8 million, respectively. The increase in contract liabilities during the nine months ended September 29, 2019 due to cash received, excluding amounts recognized as revenue during the period, was $15.6 million. The amount of revenue recognized during the nine months ended September 29, 2019 that was included in the contract liability balance at the beginning of the period was $20.2 million.
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

Note 3: Business Combinations
Acquisitions in fiscal year 2019
During the first three quarters of fiscal year 2019, the Company completed the acquisition of three businesses for aggregate consideration of $258.4 million in cash. Cisbio Bioassays SAS (“Cisbio”), a company based in Codolet, France, was acquired for a total consideration of $219.9 million in cash, and two other businesses were acquired for a total consideration of $38.5 million in cash. The excess of the purchase price over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 10.1 years.

The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2019 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$257,970
Working capital and other adjustments	438
Less: cash acquired	(13,866)
Total	$244,542
Identifiable assets acquired and liabilities assumed:
Current assets	$46,003
Property, plant and equipment	5,309
Other assets	529
Identifiable intangible assets:
Core technology	115,467
Trade names	5,600
Customer relationships	40,200
Goodwill	79,659
Deferred taxes	(39,878)
Deferred revenue	(83)
Liabilities assumed	(8,264)
Total	$244,542

Subsequent to September 29, 2019, the Company completed the acquisition of Shangdong Meizheng Bio-Tech Co., Ltd. ("Meizheng Group"), a company headquartered in Beijing, China, for a total consideration of $152.0 million in cash, as of the closing date. The Company has a potential obligation to pay the former shareholder of the Meizheng Group additional contingent consideration of up to $26.0 million. The operations for this acquisition will be reported within the results of the Company's Discovery & Analytical Solutions segment from the acquisition date.
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

The total purchase price for the acquisitions in fiscal year 2018 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

2018 Acquisitions
(In thousands)
Fair value of business combination:
Cash payments	$95,950
Other liability	3,354
Contingent consideration	6,200
Working capital and other adjustments	262
Less: cash acquired	(1,132)
Total	$104,634
Identifiable assets acquired and liabilities assumed:
Current assets	$6,079
Property, plant and equipment	1,166
Other assets	891
Identifiable intangible assets:
Core technology	34,021
Trade names	1,070
Customer relationships	10,200
Goodwill	65,129
Deferred taxes	(9,049)
Debt assumed	(461)
Liabilities assumed	(4,412)
Total	$104,634

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
As of September 29, 2019, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $28.0 million. As of September 29, 2019, the Company has recorded contingent consideration obligations with an estimated fair value of $25.5 million, of which $21.6 million was recorded in accrued expenses and other current liabilities, and $3.9 million was recorded in long-term liabilities. As of December 30, 2018, the Company had recorded contingent consideration obligations with an estimated fair value of $69.7 million, of which $67.0 million was recorded in accrued expenses and other current liabilities, and $2.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 2.8 years from September 29, 2019, and the remaining weighted average expected earnout period at September 29, 2019 was 9 months. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and nine months ended September 29, 2019 were $0.8 million and $5.9 million, respectively. Net foreign exchange loss related mainly to the Company's acquisition of Cisbio for the nine months ended September 29, 2019 amounted to $2.6 million. Total acquisition and divestiture-related costs for the three and nine months ended September 30, 2018 were $1.7 million and $5.5 million, respectively. These amounts included $0.1 million and $1.0 million of net foreign exchange gain related to the foreign currency denominated stay bonus associated with the Company's acquisition of Tulip Diagnostics Private Limited for the three and nine months ended September 30, 2018, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

Note 4: Restructuring and Contract Termination Charges, Net
The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in operating lease liabilities and long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, as applicable, and are included as a component of income from continuing operations.
The Company implemented a restructuring plan in the third quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2019 Plan"). The Company implemented a restructuring plan in the second quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2019 Plan"). The Company implemented a restructuring plan in the first quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan"). The Company implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 6 to the audited consolidated financial statements in the 2018 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2019 and 2018 in continuing operations:

	Workforce Reductions			Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics		Severance

	(In thousands, except headcount data)
Q3 2019 Plan	259	$11,156	$2,641	$13,797	Q2 FY2020
Q2 2019 Plan	44	4,461	1,129	5,590	Q1 FY2020
Q1 2019 Plan	105	6,001	1,459	7,460	Q4 FY2019
Q4 2018 Plan	1	348	—	348	Q1 FY2019
Q3 2018 Plan	61	1,146	618	1,764	Q4 FY2019
Q1 2018 Plan	47	5,096	902	5,998	Q4 FY2019

The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.3 million and $0.2 million during the nine months ended September 29, 2019, in the Discovery & Analytical Solutions and Diagnostics segments, respectively.
At September 29, 2019, the Company had $18.1 million recorded for accrued restructuring and contract termination charges, of which $16.9 million was recorded in short-term accrued restructuring and contract termination charges and $1.2 million was recorded in operating lease liabilities. At December 30, 2018, the Company had $6.2 million recorded for accrued restructuring and contract termination charges, of which $4.8 million was recorded in short-term accrued restructuring and contract termination charges, and $1.4 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended September 29, 2019:

	Balance at December 30, 2018	2019 Charges		2019 Changes in Estimates, Net	2019 Amounts Paid	Balance at September 29, 2019
	(In thousands)
Severance:
Q3 2019 Plan	$—	$13,797		$—	$(4,810)	$8,987
Q2 2019 Plan	—	5,590		—	(2,701)	2,889
Q1 2019 Plan	—	7,460		23	(5,150)	2,333
Q4 2018 Plan	348	—		—	(348)	—
Q3 2018 Plan	1,415	—		401	(1,196)	620
Q1 2018 Plan	1,609	—		—	(283)	1,326
Previous Plans	2,671	—		145	(1,060)	1,756
Restructuring	6,043	26,847	—	569	(15,548)	17,911
Contract Termination	137	402		50	(401)	188
Total Restructuring and Contract Termination	$6,180	$27,249		$619	$(15,949)	$18,099

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Interest income	$(292)	$(316)	$(925)	$(754)
Interest expense	16,149	16,684	49,206	50,745
(Gain) loss on disposition of businesses and assets, net	—	(13,031)	2,469	(13,031)
Debt extinguishment costs	471	—	471	—
Other (income) expense, net	(922)	(1,176)	658	(7,013)
Total interest and other expense, net	$15,406	$2,161	$51,879	$29,947

Foreign currency transaction losses were $4.7 million and $9.2 million for the three and nine months ended September 29, 2019, respectively. Foreign currency transaction losses (gains) were $4.3 million and $(8.8) million for the three and nine months ended September 30, 2018, respectively. Net gains from forward currency hedge contracts were $4.2 million for each of the three and nine months ended September 29, 2019. Net (gains) losses from forward currency hedge contracts were $(2.5) million and $9.8 million for the three and nine months ended September 30, 2018, respectively. The other components of net periodic pension credit were $1.4 million and $4.4 million for the three and nine months ended September 29, 2019, respectively. The other components of net periodic pension credit were $2.5 million and $7.5 million for the three and nine months ended September 30, 2018, respectively. These amounts were included in other income, net.

Note 6: Inventories

Inventories as of September 29, 2019 and December 30, 2018 consisted of the following:

	September 29, 2019	December 30, 2018
	(In thousands)
Raw materials	$136,102	$119,115
Work in progress	31,192	18,110
Finished goods	224,526	201,122
Total inventories	$391,820	$338,347

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

The total provision for income taxes included in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Continuing operations	$4,644	$2,596	$8,642	$12,101
Discontinued operations	52	(1,411)	147	(1,341)
Total	$4,696	$1,185	$8,789	$10,760

At September 29, 2019, the Company had gross tax effected unrecognized tax benefits of $31.1 million, of which $29.4 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $1.3 million of its uncertain tax positions at September 29, 2019, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2009 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During the first nine months of fiscal years 2019 and 2018, the Company recorded net discrete income tax benefits of $12.7 million and $7.1 million, respectively. The most significant discrete tax benefits recorded in the first nine months of fiscal year 2019 include recognition of excess tax benefits on stock compensation of $4.6 million, U.S. federal return to provision adjustments of $6.5 million and $3.7 million associated with a tax election made during fiscal year 2019, partially offset by the tax expense of $2.7 million related to a change in tax reform transition tax. The most significant discrete tax benefits recorded in the first nine months of fiscal year 2018 include recognition of excess tax benefits on stock compensation of $5.4 million and change in tax reform estimates of $5.4 million, partially offset by the tax expense of $7.1 million related to the sale of the multispectral imaging business.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. On September 17, 2019, the Company terminated its previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.0 billion. The new senior unsecured revolving credit facility provides for revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the new credit agreement. As of September 29, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of September 29, 2019, the Company had $957.3 million available for additional borrowing under the facility. The Company plans to use the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the new credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of September 29, 2019 was 101.5 basis points. The weighted average Eurocurrency interest rate as of September 29, 2019 was 0.75%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.77%, which was the interest applicable to the borrowings outstanding as of September 29, 2019. As of September 29, 2019, the new senior unsecured revolving credit facility had outstanding borrowings of $31.3 million, and $3.5 million of unamortized debt issuance costs. As of December 30, 2018, the previous senior unsecured revolving credit facility had outstanding borrowings of $418.0 million, and $2.4 million of unamortized debt issuance costs. The credit agreement for the new facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.

5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of September 29, 2019, the November 2021 Notes had an aggregate carrying value of $498.0 million, net of $0.8 million of unamortized original issue discount and $1.2 million of unamortized debt issuance costs. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. The November 2021 Notes were scheduled to mature in November 2021 and bore interest at an annual rate of 5%. Interest on the November 2021 Notes was payable semi-annually on May 15th and November 15th each year.
On October 13, 2019, the Company redeemed all of its outstanding November 2021 Notes. The redemption of the November 2021 Notes resulted in a pre-tax, non-operating charge of $32.3 million. The non-operating charge consists of a cash make-whole premium payment of $31.3 million, net of $1.0 million from a reverse treasury rate lock settlement, to call the November 2021 Notes and $2.0 million associated with existing deferred costs and original issue discount.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of September 29, 2019, the 2026 Notes had an aggregate carrying value of $540.1 million, net of $3.5 million of unamortized original issue discount and $3.4 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of September 29, 2019, the April 2021 Notes had an aggregate carrying value of $326.8 million, net of $0.1 million of unamortized original issue discount and $1.3 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the April 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, the Company issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of September 29, 2019, the 2029 Notes had an aggregate carrying value of $839.1 million, net of $2.8 million of unamortized original issue discount and $8.1 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under the Company’s previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the November 2021 Notes. Prior to June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require the Company to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $25.4 million (or €23.2 million) and $32.1 million (or €28.0 million) as of September 29, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $25.3 million bear fixed interest rates between 1.1% and 4.5% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.0 million of the bank loans are secured by mortgages on real property and the remaining $21.4 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had secured bank loans in the aggregate amount of $0.3 million as of September 29, 2019, and unsecured revolving credit facilities and a secured bank loan in the amount of $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities had fixed interest at a rate of 2.3%. The secured bank loans of $0.3 million bear fixed annual interest rates between 1.95% and 5.0% and are required to be repaid in monthly installments until 2027.
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

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Number of common shares—basic	110,946	110,724	110,778	110,499
Effect of dilutive securities:
Stock options	484	791	558	813
Restricted stock awards	129	232	124	198
Number of common shares—diluted	111,559	111,747	111,460	111,510
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	413	358	396	346

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$256,118	$247,250	$738,422	$748,270
Service revenue	170,786	158,916	511,282	485,049
Total revenue	426,904	406,166	1,249,704	1,233,319
Operating income from continuing operations	52,347	48,381	146,963	149,243
Diagnostics
Product revenue	237,202	227,273	695,734	669,469
Service revenue	42,817	40,874	132,739	118,859
Total revenue	280,019	268,147	828,473	788,328
Operating income from continuing operations	47,443	47,411	128,184	104,585
Corporate
Operating loss from continuing operations	(21,130)	(15,590)	(51,422)	(45,627)
Continuing Operations
Product revenue	493,320	474,523	1,434,156	1,417,739
Service revenue	213,603	199,790	644,021	603,908
Total revenue	706,923	674,313	2,078,177	2,021,647
Operating income from continuing operations	78,660	80,202	223,725	208,201
Interest and other expense, net (see Note 5)	15,406	2,161	51,879	29,947
Income from continuing operations before income taxes	$63,254	$78,041	$171,846	$178,254

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	September 29, 2019	December 30, 2018
	(In thousands)
Foreign currency translation adjustments	$(243,413)	$(176,459)
Unrecognized prior service costs, net of income taxes	245	245
Unrealized net losses on securities, net of income taxes	(289)	(267)
Accumulated other comprehensive loss	$(243,457)	$(176,481)

Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended September 29, 2019, the Company had no stock repurchases under the Repurchase Program. As of September 29, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended September 29, 2019, the Company repurchased 1,654 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the nine months ended September 29, 2019, the Company repurchased 67,222 shares of common stock for this purpose at an aggregate cost of $6.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first three quarters of fiscal year 2019 and in each quarter of fiscal year 2018. At September 29, 2019, the Company has accrued $7.8 million for dividends declared on July 25, 2019 for the third quarter of fiscal year 2019 that will be payable in November 2019. On October 24, 2019, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2019 that will be payable in February 2020. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 12: Stock Plans

The Company’s 2019 Incentive Plan (the “2019 Plan”) authorizes the issuance of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash awards as part of the Company’s compensation programs. The 2019 Plan was approved by the Company’s Board on January 24, 2019 and by the Company’s shareholders on April 23, 2019. The 2019 Plan replaced the Company’s 2009 Incentive Plan (the “2009 Plan”), under which the Company’s common stock was made available for stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards as part of the Company’s compensation programs. Upon shareholder approval of the 2019 Plan, 6.25 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price subject to a contractual repurchase right, became available for grant under the 2019 Plan. Awards granted under the 2009 Plan prior to its expiration remain outstanding. As part of the Company’s compensation programs, the Company also offers shares of its common stock under its Employee Stock Purchase Plan.
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Cost of revenue	$477	$430	$1,188	$1,093
Research and development expenses	178	335	802	1,029
Selling, general and administrative expenses	11,649	10,362	23,115	21,153
Total stock-based compensation expense	$12,304	$11,127	$25,105	$23,275

The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $2.8 million and $10.0 million for the three and nine months ended September 29, 2019, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $6.1 million and $10.6 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation costs capitalized as part of inventory was $0.4 million as of each of September 29, 2019 and September 30, 2018.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	September 29, 2019	September 30, 2018
Risk-free interest rate	1.9%	2.9%
Expected dividend yield	0.3%	0.4%
Expected term	5 years	5 years
Expected stock volatility	22.8%	20.7%

The following table summarizes stock option activity for the nine months ended September 29, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 30, 2018	1,765	$52.91
Granted	302	93.67
Exercised	(371)	47.30
Forfeited	(112)	78.29
Outstanding at September 29, 2019	1,584	$60.20	4.0	$39.5
Exercisable at September 29, 2019	997	$48.75	3.1	$36.3

The weighted-average per-share grant-date fair value of options granted during the nine months ended September 29, 2019 was $22.64. The weighted-average per-share grant-date fair value of options granted during the three and nine months ended September 30, 2018 was $18.65 and $17.56, respectively. The total intrinsic value of options exercised during the three and nine months ended September 29, 2019 was $0.6 million and $17.3 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2018 was $18.9 million and $25.3 million, respectively. Cash received from option exercises for the nine months ended September 29, 2019 and September 30, 2018 was $17.6 million and $19.5 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $3.1 million and $5.7 million for the three and nine months ended September 29, 2019, respectively, and $1.4 million and $4.0 million for the three and nine months ended September 30, 2018, respectively.
There was $7.7 million of total unrecognized compensation cost related to nonvested stock options granted as of September 29, 2019. This cost is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended September 29, 2019:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 30, 2018	465	$61.72
Granted	161	94.88
Vested	(214)	54.91
Forfeited	(57)	75.90
Nonvested at September 29, 2019	355	$78.57

The fair value of restricted stock awards vested during the three and nine months ended September 29, 2019 was $0.4 million and $11.7 million, respectively. The fair value of restricted stock awards vested during the three and nine months ended September 30, 2018 was $1.1 million and $10.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $4.7 million and $10.2 million for the three and nine months ended September 29, 2019, respectively, and $3.0 million and $8.7 million for the three and nine months ended September 30, 2018, respectively.
As of September 29, 2019, there was $18.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 76,218 performance restricted stock units during the nine months ended September 29, 2019 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the nine months ended September 29, 2019 was $92.95. During the nine months ended September 29, 2019, 18,777 performance restricted stock units were forfeited. The total compensation expense recognized related to performance restricted stock units was $3.2 million and $4.8 million for the three and nine months ended September 29, 2019, respectively, and $1.3 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. As of September 29, 2019, there were 145,114 performance restricted stock units outstanding.
Performance Units: No performance units were granted during the nine months ended September 29, 2019. During the nine months ended September 29, 2019, 10,116 performance units were forfeited. The total compensation expense recognized related to performance units was $1.3 million and $3.7 million for the three and nine months ended September 29, 2019, respectively, and $5.3 million and $7.6 million for the three and nine months ended September 30, 2018, respectively. As of September 29, 2019, there were 71,213 performance units outstanding and subject to forfeiture, with a corresponding liability of $8.5 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the nine months ended September 29, 2019, the Company awarded 7,301 shares to non-employee directors. The weighted-average per-share grant-date fair value of the stock awards granted during the nine months ended September 29, 2019 was $95.84. The total compensation expense recognized related to the stock awards was $0.7 million and $0.8 million for the nine months ended September 29, 2019 and September 30, 2018, respectively.
Employee Stock Purchase Plan: During the nine months ended September 29, 2019, the Company issued 33,843 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $82.25 per share. During the nine months ended September 30, 2018, the Company issued 21,321 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $69.57 per share. At September 29, 2019, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2019 and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2019.
The changes in the carrying amount of goodwill for the nine months ended September 29, 2019 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 30, 2018	$1,334,992	$1,617,616	$2,952,608
Foreign currency translation	(22,342)	(27,941)	(50,283)
Acquisitions, earn-outs and other	17,970	67,246	85,216
Balance at September 29, 2019	$1,330,620	$1,656,921	$2,987,541

Identifiable intangible asset balances by category were as follows:

	September 29, 2019	December 30, 2018
	(In thousands)
Patents	$30,816	$42,646
Less: Accumulated amortization	(27,136)	(37,753)
Net patents	3,680	4,893
Trade names and trademarks	81,103	78,146
Less: Accumulated amortization	(38,138)	(33,801)
Net trade names and trademarks	42,965	44,345
Licenses	58,728	53,305
Less: Accumulated amortization	(48,664)	(45,550)
Net licenses	10,064	7,755
Core technology	637,051	540,911
Less: Accumulated amortization	(302,709)	(265,744)
Net core technology	334,342	275,167
Customer relationships	1,084,801	1,089,527
Less: Accumulated amortization	(348,275)	(293,964)
Net customer relationships	736,526	795,563
IPR&D	1,300	1,360
Net amortizable intangible assets	1,128,877	1,129,083
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,199,461	$1,199,667

Total amortization expense related to definite-lived intangible assets was $41.3 million and $121.2 million for the three and nine months ended September 29, 2019, respectively, and $35.3 million and $100.7 million for the three and nine months ended September 30, 2018, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $40.5 million for the remainder of fiscal year 2019, $172.1 million for fiscal year 2020, $157.2 million for fiscal year 2021, $141.6 million for fiscal year 2022, and $118.6 million for fiscal year 2023.

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

A summary of warranty reserve activity is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Balance at beginning of period	$7,985	$8,943	$8,393	$9,050
Provision charged to income	2,899	3,327	8,601	10,012
Payments	(3,999)	(3,547)	(10,536)	(10,514)
Adjustments to previously provided warranties, net	1,239	(226)	1,658	110
Foreign currency translation and acquisitions	(169)	(49)	(161)	(210)
Balance at end of period	$7,955	$8,448	$7,955	$8,448

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Service and administrative costs	$1,698	$1,712	$22	$27
Interest cost	4,136	4,051	29	30
Expected return on plan assets	(6,132)	(7,270)	(294)	(314)
Amortization of prior service costs	(38)	(41)	—	—
Net periodic pension credit	$(336)	$(1,548)	$(243)	$(257)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Service cost	$4,960	$5,180	$66	$80
Interest cost	12,445	12,212	87	90
Expected return on plan assets	(18,469)	(21,926)	(882)	(941)
Amortization of prior service costs	(115)	(123)	—	—
Net periodic benefit credit	$(1,179)	$(4,657)	$(729)	$(771)

During the nine months ended September 29, 2019 and September 30, 2018, the Company contributed $6.1 million and $6.4 million, respectively, in the aggregate, to pension plans outside of the United States.
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

Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $282.3 million, $223.3 million and $180.4 million at September 29, 2019, December 30, 2018 and September 30, 2018, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended September 29, 2019 and September 30, 2018.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €14.9 million and combined U.S. Dollar notional amounts of $8.7 million as of September 29, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €48.7 million and combined U.S. Dollar notional amounts of $28.0 million as of September 30, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended September 29, 2019 and September 30, 2018. The Company paid $1.6 million and $30.3 million during the nine months ended September 29, 2019 and September 30, 2018, respectively, from the settlement of these hedges.

In April 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 29, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €134.3 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge was $5.8 million and $8.9 million for the three and nine months ended September 29, 2019, respectively, and $0.8 million and $7.7 million for the three and nine months ended September 30, 2018, respectively.
During fiscal year 2018, the Company designated the April 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 29, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $12.8 million and $15.1 million for the three and nine months ended September 29, 2019, respectively, and $1.8 million and $22.6 million for the three and nine months ended September 30, 2018.

On May 31, 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. On September 29, 2019, the fair value of the cross-currency swap was $4.7 million which was recorded in AOCI.
In connection with the early redemption of the November 2021 Notes, on September 11, 2019, the Company entered into a reverse treasury rate lock agreement with a financial intermediary with a notional amount of $500.0 million. The Company entered into the reverse treasury rate lock agreement in order to hedge the variability in the redemption payment on the entire principal amount of the November 2021 Notes. The reverse treasury rate lock substantively fixed the present value of the forecasted debt make-whole payment, which was priced on October 10, 2019, to mitigate risk associated with the changes in the 2-year U.S. treasury yield. As of September 29, 2019, the Company recognized a mark-to-market loss of $0.2 million. The Company received $1.0 million upon settlement of the reverse treasury rate lock.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of September 29, 2019.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 29, 2019. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of September 29, 2019 and December 30, 2018 classified in one of the three classifications described above:

		Fair Value Measurements at September 29, 2019 Using:
	Total Carrying Value at September 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,708	$2,708	$—	$—
Foreign exchange derivative assets	272	—	272	—
Foreign exchange derivative liabilities	(646)	—	(646)	—
Contingent consideration	(25,502)	—	—	(25,502)

		Fair Value Measurements at December 30, 2018 Using:
	Total Carrying Value at December 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,447	$2,447	$—	$—
Foreign exchange derivative assets	750	—	750	—
Foreign exchange derivative liabilities	(594)	—	(594)	—
Contingent consideration	(69,661)	—	—	(69,661)

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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both September 29, 2019 and December 30, 2018, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the third quarter of fiscal year 2019, the Company updated the fair value of the contingent consideration and recorded a liability of $19.2 million as of September 29, 2019. The key assumptions used to determine the fair value of the contingent consideration as of September 29, 2019 included projected milestone dates within fiscal year 2020, discount rates ranging from 0.6% to 1.6% and conditional and cumulative probabilities of success of each individual milestone ranging from 95% to 98%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
During the nine months ended September 29, 2019, the Company paid $48.5 million of contingent consideration, of which $28.2 million was included in financing activities and $20.3 million was included in operating activities in the consolidated statements of cash flows.
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
As of September 29, 2019, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $28.0 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 2.8 years from September 29, 2019, and the remaining weighted average expected earnout period at September 29, 2019 was 9 months.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Balance at beginning of period	$(34,261)	$(74,093)	$(69,661)	$(65,328)
Additions	—	(5,800)	—	(7,500)
Amounts paid and foreign currency translation	9,997	16,507	48,558	16,507
Change in fair value (included within selling, general and administrative expenses)	(1,238)	(3,740)	(4,399)	(10,805)
Balance at end of period	$(25,502)	$(67,126)	$(25,502)	$(67,126)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of September 29, 2019, the Company’s new senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $27.8 million, net of $3.5 million of unamortized debt issuance costs. As of December 30, 2018, the Company’s previous senior unsecured revolving credit facility had a carrying value of $415.6 million, net of $2.4 million of unamortized debt issuance costs. The interest rate on the Company’s new senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2019. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's November 2021 Notes, with a face value of $500.0 million, had an aggregate carrying value of $498.0 million, net of $0.8 million of unamortized original issue discount and $1.2 million of unamortized debt issuance costs as of September 29, 2019. The November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs as of December 30, 2018. The November 2021 Notes had a fair value of $526.2 million and $516.1 million as of September 29, 2019 and December 30, 2018, respectively. The fair value of the November 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt. On October 13, 2019, the Company redeemed all of its outstanding November 2021 Notes.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $540.1 million, net of $3.5 million of unamortized original issue discount and $3.4 million of unamortized debt issuance costs as of September 29, 2019. The 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs as of December 30, 2018. The 2026 Notes had a fair value of €526.0 million and €496.1 million as of September 29, 2019 and December 30, 2018, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.

The Company's April 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $326.8 million, net of $0.1 million of unamortized original issue discount and $1.3 million of unamortized debt issuance costs as of September 29, 2019. The April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 30, 2018. The April 2021 Notes had a fair value of €302.8 million and €300.5 million as of September 29, 2019 and December 30, 2018, respectively. The fair value of the April 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2029 Notes, with a face value of $850.0 million, had an aggregate carrying value of $839.1 million, net of $2.8 million of unamortized original issue discount and $8.1 million of unamortized debt issuance costs as of September 29, 2019. The 2029 Notes had a fair value of $851.0 million as of September 29, 2019. The fair value of the 2029 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
As of September 29, 2019, the April 2021 Notes, November 2021 Notes, 2026 Notes and 2029 Notes were classified as Level 2.
The Company’s other debt facilities had an aggregate carrying value of $25.7 million and $38.2 million as of September 29, 2019 and December 30, 2018, respectively. As of September 29, 2019, these consisted of bank loans in the aggregate amount of $25.6 million bearing fixed interest rates between 1.1% and 5.0% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first nine months of fiscal year 2019. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of September 29, 2019, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

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
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
	(In thousands)
Lease cost:
Operating lease cost	$14,846	44,766

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,938	37,663

Supplemental balance sheet information related to leases was as follows:

September 29, 2019
(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$174,689

Accrued expenses and other current liabilities	$37,453
Operating lease liabilities	153,216
Total operating liabilities	$190,669

Weighted Average Remaining Lease Term in Years
Operating leases	7.6

Weighted Average Remaining Discount Rate
Operating leases	3.3%

Maturities of lease liabilities as of September 29, 2019 were as follows:

Operating Leases
(In thousands)
2019	$12,284
2020	43,049
2021	35,771
2022	24,964
2023	20,021
2024	17,843
2025 and thereafter	65,505
Total lease payments	219,437
Less imputed interest	(28,768)
Total	$190,669

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

Note 19: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $7.9 million as of each of September 29, 2019 and December 30, 2018, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at September 29, 2019 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the Third Quarter of Fiscal Year 2019
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending December 29, 2019 ("fiscal year 2019") will include 52 weeks, and the fiscal year ended December 30, 2018 ("fiscal year 2018") included 52 weeks.
Our overall revenue in the third quarter of fiscal year 2019 was $706.9 million and increased $32.6 million, or 5%, as compared to the third quarter of fiscal year 2018, reflecting an increase of $11.9 million, or 4%, in our Diagnostics segment revenue and an increase of $20.7 million, or 5%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the third quarter of fiscal year 2019 was driven by growth in our reproductive health and immunodiagnostics businesses, partially offset by unfavorable changes in foreign exchange rates. The increase in our Discovery & Analytical Solutions segment revenue for the third quarter of fiscal year 2019 was driven by an increase in our life sciences market revenue partially offset by unfavorable changes in foreign exchange rates.
In our Diagnostics segment, we experienced growth in reproductive health that was primarily driven by our genomic testing business. Our immunodiagnostics business grew from strong performance across EUROIMMUN and Tulip.
In our Discovery & Analytical Solutions segment, we had an increase in revenue for the third quarter of fiscal year 2019 as compared to the third quarter of fiscal year 2018, primarily driven by an increase in our life sciences market revenue partially offset by a decrease in our applied markets revenue and unfavorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharma and biotech markets driven by continued growth of our Discovery, OneSource and Informatics businesses.
Our consolidated gross margins decreased 87 basis points in the third quarter of fiscal year 2019, as compared to the third quarter of fiscal year 2018, primarily due to increased amortization expense partially offset by a favorable shift in product mix and improved manufacturing productivity. Our consolidated operating margins decreased 77 basis points in the third quarter of fiscal year 2019, as compared to the third quarter of fiscal year 2018, primarily due to increased costs related to amortization of acquired intangible assets and investments in new product development, which were partially offset by lower costs as a result of our cost containment and productivity initiatives.
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
We adopted Accounting Standards Codification 842, Leases ("ASC 842") on December 31, 2018, the first day of our fiscal year 2019. As a result, we changed our accounting policy for leases as detailed in Note 18, Leases, in the Notes to Condensed Consolidated Financial Statements. For a more detailed discussion of our critical accounting policies and estimates, other than the changes in lease accounting, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (our “2018 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 29, 2019, other than the changes in lease accounting mentioned above.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended September 29, 2019 was $706.9 million, as compared to $674.3 million for the three months ended September 30, 2018, an increase of $32.6 million, or 5%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended September 29, 2019 as compared to the three months ended September 30, 2018 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $426.9 million for the three months ended September 29, 2019, as compared to $406.2 million for the three months ended September 30, 2018, an increase of $20.7 million, or 5%, primarily due to an increase from our life sciences market revenue partially offset by unfavorable changes in foreign exchange rates. Our Diagnostics segment revenue was $280.0 million for the three months ended September 29, 2019, as compared to $268.1 million for the three months ended September 30, 2018, an increase of $11.9 million, or 4%, due to growth in our reproductive health and immunodiagnostics businesses partially offset by unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended September 29, 2019 and September 30, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended September 29, 2019 was $2,078.2 million, as compared to $2,021.6 million for the nine months ended September 30, 2018, an increase of $56.5 million, or 3%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates and a 1% increase in revenue attributable to acquisitions and divestitures. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $1,249.7 million for the nine months ended September 29, 2019, as compared to $1,233.3 million for the nine months ended September 30, 2018, an increase of $16.4 million, or 1%, primarily due to an increase from our life sciences market revenue partially offset by a decrease from our applied markets revenue and unfavorable changes in foreign exchange rates. Our Diagnostics segment revenue was $828.5 million for the nine months ended September 29, 2019, as compared to $788.3 million for the nine months ended September 30, 2018, an increase of $40.1 million, or 5%, due to growth in our reproductive health and immunodiagnostics businesses partially offset by unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for each of the nine months ended September 29, 2019 and September 30, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended September 29, 2019 was $364.6 million, as compared to $342.0 million for the three months ended September 30, 2018, an increase of $22.7 million, or 7%. As a percentage of revenue, cost of revenue increased to 51.6% for the three months ended September 29, 2019, from 50.7% for the three months ended September 30, 2018, resulting in a decrease in gross margin of 87 basis points to 48.4% for the three months ended September 29, 2019, from 49.3% for the three months ended September 30, 2018. Amortization of intangible assets increased and was $15.2 million for the three months ended September 29, 2019, as compared to $11.6 million for the three months ended September 30, 2018. Stock-based compensation expense was $0.5 million for the three months ended September 29, 2019, as compared to $0.4 million for the three months ended September 30, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $7.7 million for the three months ended September 29, 2019. In addition to the above items, the overall decrease in gross margin was primarily the result of increased amortization expense partially offset by a favorable shift in product mix and improved manufacturing productivity.
Cost of revenue for the nine months ended September 29, 2019 was $1,080.3 million, as compared to $1,057.0 million for the nine months ended September 30, 2018, an increase of $23.3 million, or 2.2%. As a percentage of revenue, cost of revenue decreased to 52.0% for the nine months ended September 29, 2019, from 52.3% for the nine months ended September 30, 2018, resulting in an increase in gross margin of 30 basis points to 48.0% for the nine months ended September 29, 2019, from 47.7% for the nine months ended September 30, 2018. Amortization of intangible assets increased and was $45.6 million for the nine months ended September 29, 2019, as compared to $34.8 million for the nine months ended September 30, 2018. Stock-based compensation expense was $1.2 million for the nine months ended September 29, 2019, as compared to $1.1 million for the three months ended September 30, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $13.3 million for the nine months ended September 29, 2019 as compared to $18.2 million for the nine months ended September 30, 2018. In addition to the above items, the overall increase in gross margin was primarily the result of improved manufacturing and services productivity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 29, 2019 were $204.2 million, as compared to $196.8 million for the three months ended September 30, 2018, an increase of $7.4 million, or 3.8%. As a percentage of revenue, selling, general and administrative expenses decreased and were 28.9% for the three months ended September 29, 2019, as compared to 29.2% for the three months ended September 30, 2018. Amortization of intangible assets increased and was $26.1 million for the three months ended September 29, 2019, as compared to $20.0 million for the three months ended September 30, 2018. Stock-based compensation expense was $11.6 million for the three months ended September 29, 2019 as compared to $10.4 million for the three months ended September 30, 2018. Other purchase accounting adjustments added an incremental expense of $1.2 million for the three months ended September 29, 2019, as compared to $3.8 million for the three months ended September 30, 2018. Acquisition and divestiture-related expenses added an incremental expense of $0.8 million for the three months ended September 29, 2019, as compared to $1.7 million for the three months ended September 30, 2018. Legal costs for significant litigation matters were $0.8 million for the three months ended September 29, 2019, as compared to $1.0 million for the three months ended September 30, 2018. Acceleration of executive compensation was $7.7 million for the three months ended September 29, 2019. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended September 29, 2019 were $604.6 million, as compared to $601.4 million for the nine months ended September 30, 2018, an increase of $3.2 million, or 0.5%. As a percentage of revenue, selling, general and administrative expenses decreased and were 29.1% for the nine months ended September 29, 2019, as compared to 29.7% for the nine months ended September 30, 2018. Amortization of intangible assets increased and was $75.6 million for the nine months ended September 29, 2019, as compared to $62.0 million for the nine months ended September 30, 2018. Stock-based compensation expense was $23.1 million for the nine months ended September 29, 2019 as compared to $21.2 million for the nine months ended September 30, 2018. Other purchase accounting adjustments added an incremental expense of $4.4 million for the nine months ended September 29, 2019, as compared to $10.9 million for the nine months ended September 30, 2018. Acquisition and divestiture-related expenses added an incremental expense of $3.3 million for the nine months ended September 29, 2019, as compared to $5.9 million for the nine months ended September 30, 2018. Legal costs for significant litigation matters were $1.6 million for the nine months ended September 29, 2019, as compared to $5.3 million for the nine months ended September 30, 2018. Acceleration of executive compensation was $7.7 million for the nine months ended September 29, 2019. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended September 29, 2019 were $45.4 million, as compared to $48.8 million for the three months ended September 30, 2018, a decrease of $3.5 million, or 7%. As a percentage of revenue, research and development expenses decreased and were 6.4% for the three months ended September 29, 2019, as compared to 7.2% for the three months ended September 30, 2018. Amortization of intangible assets was minimal for the three months ended September 29, 2019, as compared to $3.7 million for the three months ended September 30, 2018. Stock-based compensation expense was $0.2 million for the three months ended September 29, 2019 as compared to $0.3 million for the three months ended September 30, 2018. The decrease in research and development expenses was driven by improved leverage of investments in new product development and project timing.
Research and development expenses for the nine months ended September 29, 2019 were $141.7 million, as compared to $142.0 million for the nine months ended September 30, 2018, a decrease of $0.3 million, or 0.2%. As a percentage of revenue, research and development expenses decreased and were 6.8% for the nine months ended September 29, 2019, as compared to 7.0% for the nine months ended September 30, 2018. Amortization of intangible assets was minimal for the nine months ended September 29, 2019, as compared to $3.8 million for the nine months ended September 30, 2018. Stock-based compensation expense was $0.8 million for the nine months ended September 29, 2019 as compared to $1.0 million for the nine months ended September 30, 2018. The decrease in research and development expenses was driven by improved leverage of investments in new product development and project timing.

Restructuring and Contract Termination Charges, Net

We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and our productivity initiatives. The current portion of restructuring and contract termination charges is recorded in accrued restructuring and contract termination charges and the long-term portion of restructuring and contract termination charges is recorded in operating lease liabilities and long-term liabilities. The activities associated with these plans have been reported as restructuring and contract termination charges, net, as applicable, and are included as a component of income from continuing operations.
We implemented a restructuring plan in the third quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2019 Plan"). We implemented a restructuring plan in the second quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q2 2019 Plan").We implemented a restructuring plan in the first quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan"). We implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 6 to the audited consolidated financial statements in the 2018 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2019 and 2018 in continuing operations:

	Workforce Reductions			Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics		Severance

	(In thousands, except headcount data)
Q3 2019 Plan	259	$11,156	$2,641	$13,797	Q2 FY2020
Q2 2019 Plan	44	4,461	1,129	5,590	Q1 FY2020
Q1 2019 Plan	105	6,001	1,459	7,460	Q4 FY2019
Q4 2018 Plan	1	348	—	348	Q1 FY2019
Q3 2018 Plan	61	1,146	618	1,764	Q4 FY2019
Q1 2018 Plan	47	5,096	902	5,998	Q4 FY2019
We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.3 million and $0.2 million during the nine months ended September 29, 2019, in the Discovery & Analytical Solutions and Diagnostics segments, respectively.
At September 29, 2019, we had $18.1 million recorded for accrued restructuring and contract termination charges, of which $16.9 million was recorded in short-term accrued restructuring and contract termination charges and $1.2 million was recorded in operating lease liabilities. At December 30, 2018, we had $6.2 million recorded for accrued restructuring and contract termination charges, of which $4.8 million was recorded in short-term accrued restructuring and contract termination charges, and $1.4 million was recorded in long-term liabilities. The following table summarizes our restructuring and contract termination accrual balances and related activity by restructuring plan, as well as contract termination accrual balances and related activity, during the nine months ended September 29, 2019:

	Balance at December 30, 2018	2019 Charges		2019 Changes in Estimates, Net	2019 Amounts Paid	Balance at September 29, 2019
	(In thousands)
Severance:
Q3 2019 Plan	$—	$13,797		$—	$(4,810)	$8,987
Q2 2019 Plan	—	5,590		—	(2,701)	2,889
Q1 2019 Plan	—	7,460		23	(5,150)	2,333
Q4 2018 Plan	348	—		—	(348)	—
Q3 2018 Plan	1,415	—		401	(1,196)	620
Q1 2018 Plan	1,609	—		—	(283)	1,326
Previous Plans	2,671	—		145	(1,060)	1,756
Restructuring	6,043	26,847	—	569	(15,548)	17,911
Contract Termination	137	402		50	(401)	188
Total Restructuring and Contract Termination	$6,180	$27,249		$619	$(15,949)	$18,099

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Interest income	$(292)	$(316)	$(925)	$(754)
Interest expense	16,149	16,684	49,206	50,745
(Gain) loss on disposition of businesses and assets, net	—	(13,031)	2,469	(13,031)
Debt extinguishment costs	471	—	471	—
Other (income) expense, net	(922)	(1,176)	658	(7,013)
Total interest and other expense, net	$15,406	$2,161	$51,879	$29,947
Interest and other expense, net, for the three months ended September 29, 2019 was an expense of $15.4 million, as compared to an expense of $2.2 million for the three months ended September 30, 2018, an increase of $13.2 million. The increase in interest and other expense, net, for the three months ended September 29, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease in gain on disposition of businesses and assets, net of $13.0 million, in addition to debt extinguishment costs of $0.5 million incurred during the three months ended September 29, 2019 in connection with refinancing our revolving credit facility and hedging the underlying interest rate for our redemption of our 5% senior unsecured notes due in 2021 ("November 2021 Notes"). These increases were partially offset by a decrease of $0.5 million in interest expense primarily due to a cross-currency swap that we entered into in the second quarter of fiscal year 2019, partially offset by higher notional debt balances related to acquisitions. The other components of net periodic pension credit were $1.4 million and $2.5 million for the three months ended September 29, 2019 and September 30, 2018, respectively. These amounts were included in other income, net.
Interest and other expense, net, for the nine months ended September 29, 2019 was an expense of $51.9 million, as compared to an expense of $29.9 million for the nine months ended September 30, 2018, an increase of $21.9 million. The increase in interest and other expense, net, for the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease in gain on disposition of businesses and assets, net of $15.5 million, in addition to an increase in other expense, net by $7.7 million. The increase in other expense consisted primarily of changes to gains and expenses related to foreign currency transactions, translation of non-functional currency assets and liabilities and pension cost adjustment. These were partially offset by a decrease in interest expense by $1.5 million primarily due to our cross-currency swap, partially offset by higher notional debt balances related to acquisitions. The other components of net periodic pension credit were $4.4 million and $7.5 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. These amounts were included in other (income) expense, net. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
For the three months ended September 29, 2019, the provision for income taxes from continuing operations was $4.6 million, as compared to $2.6 million for the three months ended September 30, 2018. For the nine months ended September 29, 2019, the provision for income taxes from continuing operations was $8.6 million, as compared to $12.1 million for the nine months ended September 30, 2018.
The effective tax rate from continuing operations was 7.3% and 5.0% for the three and nine months ended September 29, 2019, respectively, as compared to 3.3% and 6.8% for the three and nine months ended September 30, 2018, respectively. The higher effective tax rate during the three months ended September 29, 2019, as compared to the three months ended September 30, 2018, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2019 as compared to fiscal year 2018, and lower tax benefits related to discrete items which were $3.5 million for the three months ended September 29, 2019, as compared to $5.5 million for the three months ended September 30, 2018. The lower effective tax rate during the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018, was mainly due to higher tax benefits related to discrete items. The discrete items were $12.7 million for the nine months ended September 29, 2019, as compared to $7.1 million for the nine months ended September 30, 2018.

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $7.9 million as of each of September 29, 2019 and December 30, 2018, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at September 29, 2019 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended September 29, 2019 was $426.9 million, as compared to $406.2 million for the three months ended September 30, 2018, an increase of $20.7 million, or 5%, which includes an approximate 3% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended September 29, 2019, as compared to the three months ended September 30, 2018, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was primarily driven by an increase in our life sciences market revenue partially offset by unfavorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharma and biotech markets driven by continued growth of our Discovery, Informatics and OneSource businesses.
Revenue for the nine months ended September 29, 2019 was $1,249.7 million, as compared to $1,233.3 million for the nine months ended September 30, 2018, an increase of $16.4 million, or 1%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates and a 1% increase in revenue attributable to acquisitions and divestitures. The analysis in the remainder of this paragraph compares selected revenue by end market for the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was primarily driven by an increase in our life sciences market revenue partially offset by a decrease in our applied markets revenue and unfavorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharma and biotech markets driven by continued growth in our Discovery, Informatics and OneSource businesses. The decrease in our applied markets revenue was primarily driven by a decrease in revenue from our industrial, environmental and safety markets.

Operating income from continuing operations for the three months ended September 29, 2019 was $52.3 million, as compared to $48.4 million for the three months ended September 30, 2018, an increase of $4.0 million, or 8%. Amortization of intangible assets was $13.7 million for the three months ended September 29, 2019, as compared to $11.4 million for the three months ended September 30, 2018. Restructuring and contract termination charges, net, were $11.4 million for the three months ended September 29, 2019, as compared to $5.9 million for the three months ended September 30, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $7.4 million for the three months ended September 29, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.4 million for the three months ended September 29, 2019, as compared to $1.8 million for the three months ended September 30, 2018. Legal costs for significant litigation matters were $0.8 million for the three months ended September 29, 2019, as compared to $0.6 million for the three months ended September 30, 2018. In addition to the factors noted above, operating income increased for the three months ended September 29, 2019, as compared to the three months ended September 30, 2018, primarily as a result of higher sales volume and stronger productivity through our cost curtailment and supply chain initiatives.
Operating income from continuing operations for the nine months ended September 29, 2019 was $147.0 million, as compared to $149.2 million for the nine months ended September 30, 2018, a decrease of $2.3 million, or 2%. Amortization of intangible assets was $37.1 million for the nine months ended September 29, 2019, as compared to $34.6 million for the nine months ended September 30, 2018. Restructuring and contract termination charges, net, were $22.4 million for the nine months ended September 29, 2019, as compared to $11.6 million for the nine months ended September 30, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $12.5 million for the nine months ended September 29, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $1.4 million for the nine months ended September 29, 2019, as compared to $1.9 million for the nine months ended September 30, 2018. Legal costs for significant litigation matters were $1.6 million for the nine months ended September 29, 2019, as compared to $5.1 million for the nine months ended September 30, 2018. In addition to the factors noted above, the overall increase in operating income for the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018, was primarily as a result of higher sales volume and stronger productivity through our cost curtailment and supply chain initiatives.
Diagnostics
Revenue for the three months ended September 29, 2019 was $280.0 million, as compared to $268.1 million for the three months ended September 30, 2018, an increase of $11.9 million, or 4%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended September 29, 2019 and September 30, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the three months ended September 29, 2019 was driven by growth in our reproductive health and immunodiagnostics businesses, partially offset by unfavorable changes in foreign exchange rates.
Revenue for the nine months ended September 29, 2019 was $828.5 million, as compared to $788.3 million for the nine months ended September 30, 2018, an increase of $40.1 million, or 5%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue in our Diagnostics segment for each of the nine months ended September 29, 2019 and September 30, 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the nine months ended September 29, 2019 was driven by broad based growth across our reproductive health, and immunodiagnostics businesses, partially offset by unfavorable changes in foreign exchange rates.
Operating income from continuing operations for each of the three months ended September 29, 2019 and September 30, 2018 was $47.4 million. Amortization of intangible assets increased and was $27.5 million for the three months ended September 29, 2019, as compared to $23.9 million for the three months ended September 30, 2018. Restructuring and contract termination charges, net, were $2.6 million for the three months ended September 29, 2019, as compared to $0.6 million for the three months ended September 30, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $1.8 million for the three months ended September 29, 2019, as compared to $3.9 million for the three months ended September 30, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended September 29, 2019. Legal costs for significant litigation matters was $0.4 million for the three months ended September 30, 2018. In addition to the factors noted above, operating income was flat for the three months ended September 29, 2019, as compared to the three months ended September 30, 2018, primarily as a result of higher sales volume and stronger productivity through our cost curtailment and supply chain initiatives which were offset by an unfavorable shift in product mix.

Operating income from continuing operations for the nine months ended September 29, 2019 was $128.2 million, as compared to $104.6 million for the nine months ended September 30, 2018, an increase of $23.6 million, or 23%. Amortization of intangible assets increased and was $84.1 million for the nine months ended September 29, 2019, as compared to $66.1 million for the nine months ended September 30, 2018. Restructuring and contract termination charges, net, were $5.4 million for the nine months ended September 29, 2019, as compared to $1.5 million for the nine months ended September 30, 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $6.9 million for the nine months ended September 29, 2019, as compared to $15.5 million for the nine months ended September 30, 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.8 million for the nine months ended September 29, 2019, as compared to $18.2 million for the nine months ended September 30, 2018. Legal costs for significant litigation matters were $0.2 million for the nine months ended September 30, 2018. In addition to the factors noted above, operating income increased for the nine months ended September 29, 2019, as compared to the nine months ended September 30, 2018, primarily the result of higher sales volume and stronger productivity through our cost curtailment and supply chain initiatives which were partially offset by an unfavorable shift in product mix.

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
At September 29, 2019, we had cash and cash equivalents of $393.0 million, of which $192.0 million was held by our non-U.S. subsidiaries, and we had $957.3 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at September 29, 2019.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. The Tax Cuts and Jobs Act required us to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries, for which we accrued $82.2 million and $80.4 million as of September 29, 2019 and December 30, 2018, respectively. In fiscal year 2018, we determined that previously undistributed earnings of certain international subsidiaries no longer met the requirements of indefinite reinvestment and therefore recognized $2.9 million of income tax expense during the year. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely, and no additional income tax expense was accrued at September 29, 2019. The amount of foreign earnings that we have the intent and ability to keep invested outside of the U.S. indefinitely and for which no additional incremental U.S. tax cost has been provided, other than the one-time transition tax on deemed repatriation, was approximately $797.2 million and $652.1 million as of September 29, 2019 and December 30, 2018, respectively. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended September 29, 2019, we had no stock repurchases under the Repurchase Program. As of September 29, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended September 29, 2019, we repurchased 1,654 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the nine months ended September 29, 2019, we repurchased 67,222 shares of common stock for this purpose at an aggregate cost of $6.2 million.
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
During the first nine months of fiscal year 2019, we contributed $6.1 million, in the aggregate, to our defined benefit pension plans outside of the United States and expect to contribute an additional $2.1 million by the end of fiscal year 2019. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $148.3 million for the nine months ended September 29, 2019, as compared to net cash provided by continuing operations of $151.8 million for the nine months ended September 30, 2018, a decrease in cash provided in operating activities of $3.6 million. The cash provided by operating activities for the nine months ended September 29, 2019 was principally a result of income from continuing operations of $163.2 million, and non-cash charges, including depreciation and amortization of $157.1 million, restructuring and contract termination charges, net of $27.9 million, stock-based compensation expense of $25.1 million, change in fair value of contingent consideration of $4.4 million, amortization of deferred debt financing costs and accretion of discount of $2.8 million, loss on disposition of businesses and assets, net, of $2.5 million and loss on extinguishment of debt of $0.5 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items of $130.6 million and a net cash decrease in working capital of $104.5 million. The change in accrued expenses, other assets and liabilities and other items decreased cash used in operating activities by $130.6 million for the nine months ended September 29, 2019, as compared to $93.2 million for the nine months ended September 30, 2018. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $13.3 million for the nine months ended September 29, 2019 as compared to $18.2 million for the nine months ended September 30, 2018. For the nine months ended September 29, 2019, $20.3 million of contingent consideration payments, which were paid primarily to the former shareholders of Vanadis Diagnostics AB, were included in operating activities as compared to $3.7 million for the nine months ended

September 30, 2018. In addition, we paid stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited of $11.8 million for the nine months ended September 29, 2019 as compared to $10.6 million for the nine months ended September 30, 2018. Contributing to the net cash decrease in working capital for the nine months ended September 29, 2019, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $48.4 million, an increase in accounts receivable of $22.1 million, and a decrease in accounts payable of $34.0 million, The increase in inventory was primarily due to seasonal inventory builds. The increase in accounts receivable was a result of higher sales volume and increased terms during the first nine months of fiscal year 2019. The decrease in accounts payable was primarily a result of the timing of disbursements during the first nine months of fiscal year 2019.
Investing Activities. Net cash used in investing activities was $315.5 million for the nine months ended September 29, 2019, as compared to $71.9 million for the nine months ended September 30, 2018, an increase of $243.6 million. For the nine months ended September 29, 2019, the net cash used in investing activities was principally a result of cash used for acquisitions of $252.6 million, capital expenditures of $53.1 million, purchases of investments of $5.4 million, and purchases of licenses of $5.0 million. These items were partially offset by $0.6 million in proceeds from disposition of businesses. Cash used for capital expenditures was $60.4 million for the nine months ended September 30, 2018. The capital expenditures in each period were primarily for manufacturing and other capital equipment purchases. Proceeds from disposition of businesses and assets were $38.0 million for the nine months ended September 30, 2018. In addition, during the nine months ended September 30, 2018, we used $44.1 million in cash for acquisitions and investments.
Financing Activities. Net cash provided by financing activities was $401.3 million for the nine months ended September 29, 2019, as compared to net cash used in financing activities of $122.0 million for the nine months ended September 30, 2018, an increase in cash provided by financing activities of $523.3 million. The cash provided by financing activities during the nine months ended September 29, 2019 was a result of proceeds from the sale of senior debt, proceeds from borrowings and proceeds from the issuance of common stock under stock plans. Proceeds from the sale of senior debt were $847.2 million during the nine months ended September 29, 2019 as compared to $369.3 million for the nine months ended September 30, 2018. During the nine months ended September 29, 2019, our debt borrowings totaled $1,034.4 million, which were more than offset by debt payments of $1,419.5 million and debt issuance costs of $7.9 million. This compares to debt borrowings of $605.0 million, which were more than offset by our debt payments of $1,019.0 million and debt issuance costs of $2.6 million during the nine months ended September 30, 2018. Proceeds from the issuance of common stock under our stock plans was $17.6 million during the nine months ended September 29, 2019 as compared to $19.5 million for the nine months ended September 30, 2018. This cash provided by financing activities during the nine months ended September 29, 2019 was partially offset by payments for acquisition-related contingent consideration, payments of dividends, net payments on other credit facilities, repurchase of our common stock pursuant to our equity incentive plans, and settlement of forward foreign exchange contracts. During the nine months ended September 29, 2019, we paid $28.2 million for acquisition-related contingent consideration as compared to $12.8 million for the nine months ended September 30, 2018. During the nine months ended September 29, 2019, we paid $23.3 million in dividends as compared to $23.2 million for the nine months ended September 30, 2018. During the nine months ended September 29, 2019, we had net payments on other credit facilities of $11.2 million as compared to $22.9 million for the nine months ended September 30, 2018. During the nine months ended September 29, 2019, we repurchased 67,222 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $6.2 million. This compares to repurchases of 63,506 shares of our common stock pursuant to our equity incentive plans for the nine months ended September 30, 2018, for a total cost of $5.0 million. In addition, during the nine months ended September 29, 2019, we paid $1.6 million as compared to $30.3 million for settlement of forward foreign exchange contracts for the nine months ended September 30, 2018.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On September 17, 2019, we terminated our previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five year term and a borrowing capacity of $1.0 billion. The new senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the new credit agreement. As of September 29, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of September 29, 2019, we had $957.3 million available for additional borrowing under the facility. We plan to use the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the new credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of September 29, 2019 was 101.5 basis points. The weighted average Eurocurrency interest rate as of September 29, 2019 was 0.75%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.77%, which was the interest applicable to the borrowings outstanding as of September 29, 2019. As of September 29, 2019, the new senior unsecured revolving credit facility had outstanding borrowings of $31.3 million, and $3.5 million of unamortized debt issuance costs. As of December 30, 2018, the previous senior unsecured revolving credit facility had outstanding borrowings of $418.0 million, and $2.4 million of unamortized debt issuance costs. The credit agreement for the new facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable covenants as of September 29, 2019.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of November 2021 Notes in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. As of September 29, 2019, the November 2021 Notes had an aggregate carrying value of $498.0 million, net of $0.8 million of unamortized original issue discount and $1.2 million of unamortized debt issuance costs. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs. The November 2021 Notes were scheduled to mature in November 2021 and bore interest at an annual rate of 5%. Interest on the November 2021 Notes was payable semi-annually on May 15th and November 15th each year.
On October 13, 2019, we redeemed all of our outstanding November 2021 Notes. The redemption of the November 2021 Notes resulted in a pre-tax, non-operating charge of $32.3 million. The non-operating charge consists of a cash make-whole premium payment of $31.3 million, net of $1.0 million from a reverse treasury rate lock settlement, to call the November 2021 Notes and $2.0 million associated with existing deferred costs and original issue discount.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of September 29, 2019, the 2026 Notes had an aggregate carrying value of $540.1 million, net of $3.5 million of unamortized original issue discount and $3.4 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of September 29, 2019, the April 2021 Notes had an aggregate carrying value of $326.8 million, net of $0.1 million of unamortized original issue discount and $1.3 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the April 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, we issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of September 29, 2019, the 2029 Notes had an aggregate carrying value of $839.1 million, net of $2.8 million of unamortized original issue discount and $8.1 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under our previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the November 2021 Notes. Prior to June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require us to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $25.4 million (or €23.2 million) and $32.1 million (or €28.0 million) as of September 29, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $25.3 million bear fixed interest rates between 1.1% and 4.5% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.0 million of the bank loans are secured by mortgages on real property and the remaining $21.4 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable covenants as of September 29, 2019.
In addition, we had secured bank loans in the aggregate amount of $0.3 million as of September 29, 2019, and unsecured revolving credit facilities and a secured bank loan in the amount of $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities had fixed interest at a rate of 2.3%. The secured bank loans of $0.3 million bear fixed annual interest rates between 1.95% and 5.0% and are required to be repaid in monthly installments until 2027.
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

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for first three quarters of fiscal year 2019 and in each quarter of fiscal year 2018. At September 29, 2019, we had accrued $7.8 million for dividends declared on July 25, 2019 for the third quarter of fiscal year 2019 that will be payable in November 2019. On October 24, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2019 that will be payable in February 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $282.3 million, $223.3 million and $180.4 million at September 29, 2019, December 30, 2018 and September 30, 2018, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended September 29, 2019 and September 30, 2018.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €14.9 million and combined U.S. Dollar notional amounts of $8.7 million as of September 29, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €48.7 million and combined U.S. Dollar notional amounts of $28.0 million as of September 30, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended September 29, 2019 and September 30, 2018. We paid $1.6 million and $30.3 million during the nine months ended September 29, 2019 and September 30, 2018, respectively, from the settlement of these hedges.

In April 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 29, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €134.3 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge was $5.8 million and $8.9 million for the three and nine months ended September 29, 2019, respectively, and $0.8 million and $7.7 million for the three and nine months ended September 30, 2018, respectively.
During fiscal year 2018, we designated the April 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 29, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $12.8 million and $15.1 million for the three and nine months ended September 29, 2019, respectively, and $1.8 million and $22.6 million for the three and nine months ended September 30, 2018.
On May 31, 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We receive interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. On September 29, 2019, the fair value of the cross-currency swap was $4.7 million which was recorded in AOCI.
In connection with the early redemption of the November 2021 Notes, on September 11, 2019, we entered into a reverse treasury rate lock agreement with a financial intermediary with a notional amount of $500.0 million. We entered into the reverse treasury rate lock agreement in order to hedge the variability in the redemption payment on the entire principal amount of the November 2021 Notes. The reverse treasury rate lock substantively fixed the present value of the forecasted debt make-whole payment, which was priced on October 10, 2019, to mitigate risk associated with the changes in the 2-year U.S. treasury yield. As of September 29, 2019, we recognized a mark-to-market loss of $0.2 million. We received $1.0 million upon settlement of the reverse treasury rate lock.

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
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 29, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended September 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at September 29, 2019 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our senior unsecured revolving credit facility, senior unsecured notes due in April 2021 ("April 2021 Notes"), senior unsecured notes due in 2026 ("2026 Notes") and senior unsecured notes due in 2029 ("2029 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the April 2021 Notes, the 2026 Notes, the 2029 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
Discontinuation, reform, or replacement of LIBOR may adversely affect our variable rate debt.
Our indebtedness under our senior unsecured revolving credit facility bears interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate (“LIBOR”) for deposits of U.S. dollars. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee in the United States has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. If LIBOR is discontinued, reformed or replaced, we expect that our indebtedness under our senior unsecured revolving credit facility will be indexed to a replacement benchmark based on SOFR. Any such change could cause the effective interest rate under our senior unsecured revolving credit facility and our overall interest expense to increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
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
As of September 29, 2019, our total assets included $4.2 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On July 25, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2019 that will be payable in November 2019. On October 24, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2019 that will be payable in February 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019—July 28, 2019	411	$95.06	—	$197,803,699
July 29, 2019—August 25, 2019	469	79.44	—	197,803,699
August 26, 2019—September 29, 2019	774	86.51	—	197,803,699
Activity for quarter ended September 29, 2019	1,654	$86.63	—	$197,803,699
 ____________________

(1)
Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended September 29, 2019, we repurchased 1,654 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the nine months ended September 29, 2019, we repurchased 67,222 shares of common stock for this purpose at an aggregate cost of $6.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three and nine months ended September 29, 2019, we had no stock repurchases under the Repurchase Program. As of September 29, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

4.1
Fifth Supplemental Indenture, dated as of September 12, 2019, by and between the Registrant and U.S. Bank National Association, as trustee (including the form of note contained therein), filed with the Securities and Exchange Commission on September 12, 2019 as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-05075) and incorporated herein by reference.

10.1
Amended and Restated Employment Agreement, dated as of August 21, 2019, by and between Dr. Prahlad R. Singh and the Registrant, filed with the Securities and Exchange Commission on August 21, 2019 as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-05075) and incorporated herein by reference.

10.2
Credit Agreement, dated as of September 17, 2019, among the Registrant, PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V. as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Securities and Exchange Commission on September 17, 2019 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-05075) and incorporated herein by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended September 29, 2019 (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2019 and September 30, 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2019 and September 30, 2018, (iv) Condensed Consolidated Balance Sheets at September 29, 2019 and December 30, 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 29, 2019 and September 30, 2018, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2019 and September 30, 2018, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 5, 2019	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 5, 2019	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)