Form 10-K
period 2019-12-29
PERKINELMER INC
filed 2020-02-25
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________
                   Commission file number 001-5075
_____________________________________
PerkinElmer, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts			04-2052042
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

940 Winter Street,	Waltham,	Massachusetts	02451
(Address of Principal Executive Offices)			(Zip Code)
(781) 663-6900
(Registrant’s telephone number, including area code)
____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock, $1 Par Value	PKI	The New York Stock Exchange
1.875% Notes due 2026	PKI 21A	The New York Stock Exchange
0.600% Notes due 2021	PKI 21B	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 28, 2019, was $10,536,461,974 based upon the last reported sale of $96.34 per share of common stock on June 28, 2019.
As of February 21, 2020, there were outstanding 111,303,859 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2020 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview
We are a leading provider of products, services and solutions for the diagnostics, life sciences and applied markets. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
We are a Massachusetts corporation, founded in 1947. Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 190 countries. As of December 29, 2019, we employed approximately 13,000 employees. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.
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

Our Strategy
Our strategy is to develop and deliver innovative products, services and solutions in high-growth markets that utilize our knowledge and expertise to address customers’ critical needs and drive scientific breakthroughs. To execute on our strategy and accelerate revenue growth, we focus on broadening our offerings through both the acquisition of innovative technology and investment in research and development. Our strategy includes:

•	Achieving significant growth in both of our core business segments, Discovery & Analytical Solutions and Diagnostics, through strategic acquisitions and licensing;

•	Accelerating innovation through both internal research and development and third-party collaborations and alliances;

•	Strengthening our position within key markets by expanding our global product and service offerings and maintaining superior product quality;

•	Utilizing our share repurchase programs to help drive shareholder value; and

•	Attracting, retaining and developing talented and engaged employees.

Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:

Acquisitions in Fiscal Year 2019:
We completed the acquisition of five businesses for aggregate consideration of $433.1 million. We reported the operations of these acquisitions within the results of our Discovery & Analytical Solutions or Diagnostics segments, as applicable, from the acquisition dates.

Restructuring:
During fiscal year 2019, we recorded pre-tax restructuring charges of $21.8 million in our Discovery & Analytical Solutions segment and $7.6 million in our Diagnostics segment related to workforce reductions from restructuring activities. Our management approved these plans to realign resources to emphasize growth initiatives. We also terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded pre-tax charges of $0.2 million and $0.2 million in the Discovery & Analytical Solutions and Diagnostics segments, respectively, during fiscal year 2019 as a result of these contract terminations. We also recorded pre-tax charges of $0.8 million associated with relocating facilities during fiscal year 2019.
This pre-tax restructuring activity has been reported as restructuring and other costs, net and is included as a component of income from continuing operations. We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2019.

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

Life Sciences Market:
The life sciences market consists of the life sciences research market and laboratory services market. In the life sciences research market, we provide a broad suite of solutions including reagents, informatics, and detection and imaging technologies that enable scientists to work smarter, make research breakthroughs and transform those breakthroughs to real-world outcomes. These products, solutions and services support pharmaceutical and biotech companies, contract research organizations and academic institutions globally in discovering and developing better treatments and therapeutics to fight disease, faster and more efficiently.
We also provide services designed to help customers in the laboratory services market increase efficiencies and production time while reducing laboratory maintenance costs. Our OneSource® laboratory service business is aligned with customers' needs, enabling them to accelerate scientific progress and commercial opportunities.

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
We also provide analytical instrumentation for the industrial market which includes the chemical, semiconductor and electronics, energy, lubricant, petrochemical and polymer industries. Our technologies for this market are primarily used by customers focusing on quality assurance standards. They are also used to drive advancement or innovation of new products.

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

•	The EnSight® multimode plate reader benchtop system, offering well plate imaging alongside labeled detection technologies for target-based and phenotypic assays.

•	The EnVision® multimode plate reader, designed for high-throughput screening laboratories, including those using HTRF®, AlphaScreen®, AlphaLISA® and/or AlphaPlex® technologies.

•
A wide range of homogeneous biochemical and cell-based assay reagents, including HTRF®, LANCE® Ultra™ and Alpha™ technology assay platforms used for the detection of drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, biomarkers and the modification of epigenetic enzymes.

•	A broad portfolio of recombinant GPCR and ion channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.

•
HTRF®, AlphaScreen®, AlphaLISA® and AlphaPlex® research assays, including over 500 no-wash biomarker detection kits for both biotherapeutics and small molecule drug discovery and development in a variety of therapeutic areas including cancer, inflammation, metabolic disorders, neurodegeneration and virology.

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

•
OneSource® laboratory services, a comprehensive portfolio of multivendor instrument management, QA/QC, lab relocation, scientific, laboratory IT and regulatory compliance services. OneSource® programs are tailored to the specific needs and goals of individual customers and offer a series of informatics-based consulting, planning and management offerings to assist in laboratory productivity and the optimization of complex Information Technology platforms.

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

•
PerkinElmer Signals Medical ReviewTM software, which empowers medical monitors to detect safety signals faster and reduce overall time to submission by combining innovative medical review workflow with advanced analytics.

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

•	ChemDraw® 18, a chemical structure drawing and visualization application for scientists and researchers.

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

•
The QSight® 400 series LC/MS/MS, a robust, powerful ready-to-implement triple quad LC/MS/MS system providing higher sensitivity and throughput that regulated food, cannabis and environmental testing labs need to meet their most stringent requirements.

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

•
Our infrared spectroscopy (IR) family of instruments, the Spectrum Two™ IR & NIR spectrometers, which are compact and portable and used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications. This includes the Frontier™ IR and NIR spectrometers designed to provide high sensitivity and flexibility to address a range of sample types. Spotlight™ IR Microscopic and Imaging systems are designed for scientists whose samples demand higher sensitivity and simpler analysis and workflows.

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

New Products:
New products introduced or acquired for Discovery & Analytical Solutions applications in fiscal year 2019 include the following:

Life Sciences Market:

•	A range of new AlphaLISA®, Alpha SureFire® Ultra and LANCE® reagents and assay kits across key research and therapeutic areas, including cell signaling, inflammation, oncology, and biotherapeutics.

•
OneSource® Asset Genius™ Monitoring Solution, part of the Asset Genius family, which offers a 360[o] view of laboratory instruments regardless of the manufacturer, correlating instrument usage, age and service data, allowing customers to visually pinpoint under-performing, ideally-performing and over-burdened assets, and to make informed decisions. The Monitoring Solution enables critical micro-environmental information to be captured, monitored and actioned to better improve reduce scientific variability.

 Applied Markets:

•
The LPC 500 Liquid Particle Counter featuring single particle optical sizing technology. Coupled with the Avio 500 ICP-OES Oils system, particle counting and sizing as well as wear metals analysis of in-service oils and lubricants are performed in one run with results delivered in less than a minute. This patent-pending integrated solution considerably improves operating costs.

•
The NexSAR™ HPLC, is speciation analysis ready system engineered with a completely inert and metal-free fluid path, enabling laboratories to meet low chromatographic background requirements on the most challenging speciation applications in food, water or consumer products such as children's toys. This system is part of the NexSAR HPLC-ICP-MS Speciation Solution, which couples the NexSAR HPLC with our revolutionary NexION® ICP-MS and is seamlessly integrated using the proven Clarity™ software.

•
The Quasar™ Liquid Chromatography (LC) Columns, which are built for optimized retention with a high surface coverage and high-sample loading capacities that help improve the detection of low-level compounds and are designed for optimal peak shapes. The Quasar™ SPP or Quasar™ Silica LC columns can be used across any HPLC or UHPLC system.

•
The Polymer ID Analyzer, which provides accurate verification of identity, quality, and composition of polymers and their blends used in industries such as food packaging, construction, and automotive. It is a compact and easy-to-use solution designed to simplify and accelerate polymer analysis to quickly and confidently identify unknown polymer samples, determine composition of blends, and verify quality.

•
The LAMBDA™ 1050+ and 850+ UV/Vis/NIR and UV/Vis spectrophotometers are easy-to-use with high-performance and provide accurate characterizations of sample materials that are critical for manufacturers in a variety of industries to ensure their products meet regulatory standards and develop smart materials with advanced properties for improved safety, efficiency and functionality.

•
The DA 6200™ NIR analyzer, which helps meat and olive processors conduct quality and process control accurately, easily and quickly. The DA 6200 analyzer is based on the next generation Diode Array Near-Infrared Transmission Spectroscopy (NIR) technology, which provides accurate test results of fat, moisture, protein, collagen, salt and ash levels in a sample.

•
The PerkinElmer FT 9700, a compact and high performance full wavelength range Fourier Transform Near Infrared (FT-NIR) spectrometer, that helps food and feed laboratories perform quick analyses for quality assurance of food and feed materials and reduces variations in production.

•
The QSight® SP50 online solid phase extraction (SPE) system, which facilitates sample clean-up, enrichment and concentration, obviating the need for elaborate and time-consuming sample preparation procedures. The QSight SP50 offers easy and efficient switching between traditional, direct injection UHPLC analyses and fully automated online SPE with sample pre-concentration, allowing for increased throughput and cost savings.

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

Applied Markets:
Aquamatic™, Avio®, Clarity™, Clarus®, DairyGuard™, Falling Number®, FL 6500TM, FL 8500TM, FlexarTM, Frontier™, Glutomatic®, Honigs Regression™, HyperDSC®, Inframatic™, LAMBDA®, LPC 500™ , NexION®, NexSAR™, OilExpress™, OilPrep™, Optima®, Perten®, Perten Instruments®, PinAAcle®, QSight®, QuasarTM, Spectrum™, Spectrum Two™, Spotlight™, Supra-clean®, Supra-d™, Supra-poly®, Syngistix™, Torion®, TurboMatrix™ and Ultraspray®.

Diagnostics Segment
We offer instruments, reagents, assay platforms, and software to hospitals, medical labs, clinicians, and medical research professionals to help improve the health of families. Our Diagnostics segment is especially focused on reproductive health, emerging market diagnostics, and applied genomics.

We provide early detection for genetic disorders from pregnancy to early childhood, and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their babies. Diagnostics labs use our instruments, reagents and software for testing and screening genetic abnormalities and certain disorders and diseases, including Down syndrome, hypothyroidism, muscular dystrophy, infertility and various metabolic conditions. We also develop technologies that enable and support genomic workflows using PCR and next-generation DNA sequencing for applications in oncology and drug discovery.

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

•	NeoLSDTM MSMS kit, the first commercial IVD kit for screening of Pompe, MPS-I, Fabry, Gaucher, Niemann-Pick A/B and Krabbe disorders from a single dried blood spot sample.

•	QSight® Triple Quad MSMS instrument, which is used for newborn screening.

•	TRF based Anti HBs/HCV/TP kits for infectious disease testing.

•	Chitas® instrument and HBV/HCV/HIV 3 in 1 PCR reagents for blood screening and Hi Sensitivity HBV DNA and HCV RNA assays for clinical infectious disease testing.

•	The chemagic™ Prime™ instrument, a fully automated, LIMS-compatible solution for primary sample transfer, DNA and RNA isolation, optional normalization, and the setup of PCR and NGS applications.

•	Immune fluorescence testing (IFT), enzyme-linked immunosorbent assay (ELISA), chemiluminescence-based immunotesting, immunoblots, molecular microarrays, PCR, liquid handlers and software solutions.

•	Autoimmune testing covering rheumatology, hepatology, gastroenterology, endocrinology, neurology, nephrology, dermatology and infertility.

•	Infectious disease testing covering bacteria, viruses and parasites.

•	IFT, ELISA and EUROLINETM assays for veterinary medical diagnostics.

•
Automated liquid handling platforms (JANUS®, Sciclone® and Zephyr®) that offer a choice of robotic solutions in genomics, biotherapeutics, high throughput screening and high content analysis to assist life science research from bench to clinic.

•	JANUS® BioTx™, PreNAT II workstation for automated small-scale purification, offering column, tip and plate based chromatography on a single platform.

•	The LabChip GXII® TouchTM platform, which provides a means of characterizing multiple protein product attributes for research labs through QC.

•
The explorer® automated workstation, which allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.

•	Allergy testing covering allergen-specific immunoglobin e (IgE) measuring the level of different IgE antibodies in blood using ELISA and EUROLINETM assays.

•	Vanadis® NIPT, a breakthrough cfDNA technology for use in genetic and biochemistry laboratories for screening common trisomies in pregnant population as a leading NIPT solution.

•	PG-Seq™ Rapid Non-Invasive Preimplantation Genetic Testing Kit, an alternative to IVF embryo biopsies.

New Products:
New products introduced or acquired for Diagnostics applications in fiscal year 2019 include the following:

•
PerkinElmer’s GSP® Neonatal Creatine Kinase -MM kit, which is an FDA approved immunoassay for measuring CK-MM in dried blood spot samples of newborn babies. As the assay measures the muscle specific isoform, it enables the screening process to find the babies affected by Duchenne muscular dystrophy.

•	GenePrism: Actionable Insights, a new genetic screening test offering comprehensive clinical-grade DNA sequencing and interpretation in order to better understand the underlying disease risks.

•
EUROIMMUN Aspergillus Antigen ELISA, an enzyme-linked immunosorbent assay specifically designed to detect the Aspergillus antigen galactomannoprotein and assist in distinguishing invasive aspergillosis (IA).

•	Commenced diagnostic screening of consumer-initiated health testing for Lyme and food intolerance.

•	CE-marked chemiluminescence immunoassays (ChLIA) for the detection of anti-Borrelia (Lyme disease) and anti-EBV/EBNA (Epstein-Barr Virus) antibodies on our EUROIMMUN RA Analyzer 10 system.

•
Superflex chemiluminescent POC system using Acridinium ester technology with first launched assays including the inflammation markers PCR and CRP and the cardiac disease markers CKMB, cTnI, MYO, NT-ProBNP.

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including AutoDELFIA®, BACS-on-Beads®, BIOCHIPs, Bioo Scientific®, BoBs®, chemagic™, Chitas®, Datalytix™, DELFIA®, DELFIA® Xpress, DOPlify®, EUROArrayTM, EUROIMMUN®, EUROLabWorkstationTM, EUROlineTM, EUROPatternTM, Evolution™, explorer™, FragilEase®, Genoglyphix®, GSP®, HaoyuanTM, iLab™, JANUS®, LabChip®, LifeCycle™, LimsLink™, MultiPROBE®, NEXTFLEX®, NextPrep™, Pannoramic™, PG-SeqTM, PG-FindTM, PreNAT®, Protein ClearTM, ProteinEXactTM, QSight®, Sciclone®, Specimen Gate®, SuperflexTM, SymbioTM, Twister®, VanadisTM, VariSpec™, ViaCord®, and Zephyr®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of December 29, 2019, we employed approximately 5,300 sales and service representatives operating in approximately 38 countries and marketing products and services in more than 190 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $7.7 million and $7.9 million as of December 29, 2019 and December 30, 2018, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Employees
As of December 29, 2019, we employed approximately 13,000 employees. Several of our subsidiaries are parties to contracts with labor unions and workers’ councils. As of December 29, 2019, we estimate that we employed an aggregate of approximately 1,500 union and workers’ council employees. We consider our relations with our employees to be satisfactory.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of Cisbio Bioassays. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Outbreaks of communicable diseases in various parts of China and other countries may materially and adversely affect our business, financial condition and results of operations.
We face risks related to health epidemics or outbreaks of communicable diseases. Beginning in late 2019, China, as well as several other countries, experienced an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as coronavirus. The outbreak has severely restricted the level of economic activity in affected areas and may have an adverse impact on sales of certain of our products and services, and/or our suppliers, especially in China. Approximately 20% of our net sales from continuing operations in fiscal year 2019 came from China. The extent to which coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot currently be predicted, including the severity of the outbreak and the responsive actions taken to contain it or treat its impact.
Economic, political and other risks associated with foreign operations could adversely affect our international sales and profitability.
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2019. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

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
The United Kingdom's withdrawal from the European Union could adversely impact our results of operations.
Nearly 3% of our net sales from continuing operations in fiscal year 2019 came from the United Kingdom. Following the referendum vote in the United Kingdom in June 2016 in favor of leaving the European Union, on January 31, 2020, the country formally withdrew from the European Union (commonly referred to as “Brexit”). Brexit has involved a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. These negotiations remain ongoing and the potential effects of Brexit are uncertain. Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty particularly in the United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions worsen in the United Kingdom or in the rest of Europe, it may have a material adverse effect on our operations and sales.

Any significant weakening of the Great Britain Pound to the U.S. dollar will have an adverse impact on our European revenues due to the importance of our sales in the United Kingdom. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and that may continue to be the case. In addition, if the United Kingdom is unable to negotiate trade agreements with terms as beneficial to the United Kingdom as those previously in place under global trade agreements negotiated by the European Union on behalf of its members, the United Kingdom could face increased trade barriers which could make our doing business in United Kingdom more difficult.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of December 29, 2019, our total assets included $4.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On October 24, 2019, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2019 that was paid in February 2020. On January 23, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2020 that will be payable in May 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Not material.

Item 3.	Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 29, 2019 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.	Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below are our executive officers as of February 25, 2020. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Prahlad Singh	President and Chief Executive Officer	55
James M. Mock	Senior Vice President and Chief Financial Officer	43
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	51
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	53
Deborah Butters	Senior Vice President, Chief Human Resources Officer	50
Tajinder Vohra	Senior Vice President, Global Operations	54
Andrew Okun	Vice President and Chief Accounting Officer	50

Prahlad Singh, 55. Dr. Singh currently serves as President and Chief Executive Officer of PerkinElmer, having previously served as President and Chief Operating Officer of PerkinElmer from January 2019 through December 2019. Dr. Singh joined PerkinElmer as the President of our Diagnostics business in May 2014. He was elected Senior Vice President in September 2016 and Executive Vice President in March 2018. Prior to joining PerkinElmer, Dr. Singh was General Manager of GE Healthcare’s Women’s Health business from 2012 to 2014, with responsibility for its mammography and bone densitometry businesses. Before that, Dr. Singh held senior executive level roles in strategy, business development and mergers & acquisitions at both GE Healthcare and Philips Healthcare. Earlier in his career, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol-Myers Squibb Medical Imaging, which included managing the Asia Pacific and Middle East region. Dr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.

James M. Mock, 43. Mr. Mock joined PerkinElmer in May 2018 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Mock served for nearly 20 years in a wide range of financial oversight capacities within General Electric Company (GE). Mr. Mock was most recently Vice President, Corporate Audit Staff, a position in which he served from October 2015 to April 2018, where he worked globally across GE’s businesses on controllership reviews and operational excellence projects. Mr. Mock previously served in a number of progressively responsible leadership positions with GE both in the United States and overseas, including as Vice President and Chief Financial Officer for GE Oil & Gas, Subsea Systems, from 2014 to 2015. Mr. Mock received a Bachelor’s degree in Economics from St. Lawrence University.

Joel S. Goldberg, 51. Mr. Goldberg currently serves as our Senior Vice President, Administration, General Counsel and Secretary, having joined as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.

Daniel R. Tereau, 53. Mr. Tereau was appointed Senior Vice President, Strategy and Business Development in January 2016, having joined PerkinElmer in April 2014 as Vice President, Strategy and Business Development. He is responsible for leading PerkinElmer’s overall strategic planning and business development activities. Prior to joining PerkinElmer, Mr. Tereau served on Novartis’ leadership team as Senior Vice President and Global Head of Strategy, Business Development and Licensing from 2011 to 2014, where he was responsible for global strategy and business development for the Consumer Health division. Prior to 2011, Mr. Tereau held similar roles at Thermo Fisher Scientific and GE Healthcare. Mr. Tereau holds a Bachelor of Science degree in finance from Ferris State University, a Juris Doctorate from Wayne State University, and earned his Master of Business Administration from Yale University.

Deborah Butters, 50. Ms. Butters joined PerkinElmer in July 2016 as Senior Vice President, Chief Human Resources Officer. Prior to joining us, she served as Head of North America Human Resources at IBM, where she led all aspects of the Human Resource function for IBM’s largest geography, which included 35,000 employees and was responsible for over $30B of IBM’s revenue. During her 17 year career there, she significantly helped shape IBM’s HR programs and practices, including leading its enterprise-wide, people transformation strategy to optimize employee engagement and business performance. Ms. Butters was with Lotus Development for eight years prior to its acquisition by IBM. Ms. Butters’ experiences working in the United Kingdom and Germany for Lotus Development, and in Switzerland and the United States for IBM, ranged from leading functional roles across workforce planning and talent management, to serving in five HR business partner roles in both software and consulting within IBM and Lotus Development, with the largest being IBM’s North America Consulting business. Ms. Butters holds a Bachelor of Science degree from the University of Bath and a diploma in Human Resources from London University.

Tajinder Vohra, 54. Mr. Vohra joined PerkinElmer in October 2015 as Vice President of Global Operations and was appointed Senior Vice President in January 2018. He oversees all of PerkinElmer’s global operations, including manufacturing, supply chain, customer care and distribution. Prior to joining PerkinElmer, Mr. Vohra served at ABB as a Country Operations Leader from 2011 to 2015, where he was responsible for India-wide operations and Supply Chains for India, Middle East and Africa. Prior to 2011, Mr. Vohra was a Senior Vice President with Genpact, managing Supply Chain and IT businesses, and held a number of global management operational positions with GE Healthcare. Mr. Vohra received his Bachelor’s degree in Mechanical Engineering from the University of Delhi, Master’s degree in Industrial Engineering from the University of Alabama and Master’s degree in Manufacturing Engineering from Lehigh University. Mr. Vohra is a certified Six Sigma Black Belt, and was trained in lean manufacturing at the Shingijitsu Training Institute in Japan.

Andrew Okun, 50. Mr. Okun serves as our Vice President and Chief Accounting Officer, a position in which he has served since April 2011. Mr. Okun joined us in 2001 and has served in financial and controllership positions of increasing responsibility, including Director of Finance for the Optoelectronics business from 2001 through 2005, Vice President of Finance from 2005 through 2009 and Vice President and Corporate Controller from 2009 through 2011. Prior to joining us, Mr. Okun most recently worked for Honeywell International as a Site Controller as well as for Coopers & Lybrand. Mr. Okun is a Certified Public Accountant and earned his Master of Business Administration from the University of Virginia. He completed his undergraduate degree at the University of California, Santa Barbara.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity
We only have one class of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “PKI”. As of February 21, 2020, we had approximately 3,548 holders of record of our common stock.
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Aggregate Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2019 - October 27, 2019	870	$83.30	—	$197,803,699
October 28, 2019 - November 24, 2019	373	88.12	—	197,803,699
November 25, 2019 - December 29, 2019	71	95.67	—	197,803,699
Activity for quarter ended December 29, 2019	1,314	$85.34	—	$197,803,699
________________

(1)
Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2019, we repurchased 1,314 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the fiscal year 2019, we repurchased 68,536 shares of common stock for this purpose at an aggregate cost of $6.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2019, we had no stock repurchases under the Repurchase Program. As of December 29, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from December 28, 2014 to December 29, 2019. Our Peer Group Index consists of Agilent Technologies Inc., Thermo Fisher Scientific Inc., and Waters Corporation. The peer group is the same as the peer group used in the stock performance graph in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Comparison of Five-Year Cumulative Total Return
Among PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

	28-Dec-14	3-Jan-16	1-Jan-17	31-Dec-17	30-Dec-18	29-Dec-19
PerkinElmer, Inc.	$100.00	$122.26	$119.67	$168.56	$178.80	$225.22
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Peer Group	$100.00	$110.68	$112.48	$155.88	$173.15	$245.90

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended December 29, 2019. We derived the selected historical financial information for the balance sheets for the fiscal years ended December 29, 2019 and December 30, 2018 and the statements of operations for each of the fiscal years in the three-year period ended December 29, 2019 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended January 1, 2017 and January 3, 2016 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of December 31, 2017, January 1, 2017 and January 3, 2016 from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

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

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,883,673	$2,777,996	$2,256,982	$2,115,517	$2,104,823
Operating income from continuing operations(1)(2)	361,973	323,884	295,615	294,582	258,517
Interest and other expense (income), net(3)(4)	124,831	66,201	(1,103)	50,514	49,710
Income from continuing operations before income taxes	237,142	257,683	296,718	244,068	208,807
Income from continuing operations, net of income taxes(5)	227,753	237,475	156,890	215,706	188,785
(Loss) gain from discontinued operations and dispositions, net of income taxes(6)	(195)	452	135,743	18,593	23,640
Net income	$227,558	$237,927	$292,633	$234,299	$212,425
Basic earnings per share:
Continuing operations	$2.06	$2.15	$1.43	$1.97	$1.68
Discontinued operations	0.00	0.00	1.24	0.17	0.21
Net income	$2.06	$2.15	$2.67	$2.14	$1.89
Diluted earnings per share:
Continuing operations	$2.04	$2.13	$1.42	$1.96	$1.67
Discontinued operations	0.00	0.00	1.22	0.17	0.21
Net income	$2.04	$2.13	$2.64	$2.12	$1.87
Weighted-average common shares outstanding:
Basic	110,827	110,561	109,857	109,478	112,507
Diluted	111,501	111,534	110,859	110,313	113,315
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Balance Sheet Data:
Total assets(7)	$6,538,564	$5,975,522	$6,091,463	$4,276,683	$4,166,295
Short-term debt(3)	9,974	14,856	217,306	1,172	1,123
Long-term debt(3)(4)(7)(8)	2,064,041	1,876,624	1,788,803	1,045,254	1,011,762
Stockholders’ equity(7)(9)	2,813,824	2,584,955	2,503,188	2,153,570	2,110,441
Common shares outstanding(9)	111,140	110,597	110,361	109,617	112,034
____________________________

(1)
Activity related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $31.2 million in fiscal year 2019, a pre-tax loss of $21.4 million in fiscal year 2018, a pre-tax gain of $2.1 million in fiscal year 2017, a pre-tax loss of $15.3 million in fiscal year 2016 and a pre-tax loss of $12.4 million in fiscal year 2015.

(2)
We recorded pre-tax restructuring and other costs, net, of $29.4 million in fiscal year 2019, $11.1 million in fiscal year 2018, $12.7 million in fiscal year 2017, $5.1 million in fiscal year 2016 and $13.5 million in fiscal year 2015.

(3)	In fiscal years 2019, 2018, 2017, 2016 and 2015, interest expense was $63.6 million, $67.0 million, $43.9 million, $41.5 million and $38.0 million, respectively.

(4)
In October 2019, we redeemed all of the outstanding 5% senior unsecured notes due in November 2021 ("November 2021 Notes"). The redemption of the November 2021 Notes resulted in a pre-tax, non-operating charge of $32.3 million.

(5)
In fiscal years 2019 and 2018, provision for income tax on continuing operations was $9.4 million and $20.2 million, respectively. The lower provision for income taxes in fiscal year 2019 compared to that of fiscal year 2018 was primarily due to the execution of U.S. federal and non-U.S. tax planning. In fiscal years 2017, 2016 and 2015, tax expense on continuing operations was $139.8 million, $28.4 million and $20.0 million, respectively. The higher provision for income taxes in fiscal year 2017 was primarily due to the $106.5 million discrete tax expense related to the Tax Cuts & Jobs Act of 2017. The tax expense in fiscal years 2016 and 2015 was primarily due to income in high tax rate jurisdictions, partially offset by losses in low tax rate jurisdictions and a tax benefit of $9.6 million in fiscal year 2016 and $6.4 million in fiscal year 2015 related to discrete items.

(6)
In May 2017, we completed the sale of our Medical Imaging business. We recorded a pre-tax gain of $179.6 million and income tax expense of $43.1 million in fiscal year 2017. We accounted for this business as discontinued operations beginning in 2016 and the financial information relating to fiscal year 2015 has been retrospectively adjusted to reflect the inclusion of this business in discontinued operations.

(7)
At the beginning of fiscal year 2019, we adopted Accounting Standards Codification No. 842, Leases ("ASC 842"), using a modified retrospective approach and as a result, the comparative information has not been restated and is reported under the accounting standards in effect for these years. See Note 1 to the Consolidated Financial Statements for additional information.

(8)
In September 2019, we issued and sold ten-year senior notes at a rate of 3.3% with a face value of $850.0 million and received $847.2 million of net proceeds from the issuance. The debt, which matures in September 2029, is unsecured. In April 2018, we issued and sold three-year senior notes at a rate of 0.6% with a face value of €300.0 million and received €298.7 million of net proceeds from the issuance. The debt, which matures in April 2021, is unsecured. In July 2016, we issued and sold ten-year senior notes at a rate of 1.875% with a face value of €500.0 million and received €492.3 million of net proceeds from the issuance. The debt, which matures in July 2026, is unsecured.

(9)
In fiscal year 2018, we repurchased in the open market 650,000 shares of our common stock at an aggregate cost of $52.2 million, including commissions, under the stock repurchase program authorized by our Board on July 23, 2018. In fiscal years 2018 and 2017, we did not repurchase any shares of our common stock under a stock repurchase program originally announced in July 2017 that was terminated in July 2018. In fiscal year 2016, we repurchased in the open market 3.2 million shares of our common stock at an aggregate cost of $148.2 million, including commissions under a stock repurchase program originally announced in October 2014 that was terminated in July 2016 (the "October 2014 Repurchase Program"). In fiscal year 2015, we repurchased in the open market 1.5 million shares of our common stock at an aggregate cost of $72.0 million, including commissions, under both the October 2014 Repurchase Program and a stock repurchase program originally announced in October 2012 that expired in October 2014.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 29, 2019 ("fiscal year 2019"), December 30, 2018 ("fiscal year 2018") and December 31, 2017 ("fiscal year 2017") included 52 weeks. The fiscal year ending January 3, 2021 ("fiscal year 2020") will include 53 weeks.

Overview of Fiscal Year 2019
During fiscal year 2019, we continued to see strong returns from our acquisitions as well as our organic investments across technology, marketing and people. Our overall revenue in fiscal year 2019 increased $105.7 million, or 4%, as compared to fiscal year 2018, reflecting an increase of $53.0 million, or 3%, in our Discovery & Analytical Solutions segment revenue and an increase of $52.7 million, or 5%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment during fiscal year 2019 was due to an increase of $42.5 million from our life sciences market revenue and $10.4 million from our applied markets revenue. The increase in our Diagnostics segment revenue during fiscal year 2019 was primarily due to an increase of $37.2 million from our immunodiagnostics revenue and $22.4 million from our reproductive health revenue partially offset by a decrease of $6.9 million from our applied genomics revenue.
In our Discovery & Analytical Solutions segment, we experienced growth during fiscal year 2019 driven by successful new product introductions and the performance of our acquisitions. We saw continued growth in our food portfolio mostly driven by cannabis demand, while in the life sciences market, we experienced strength in our drug discovery offering and strong performance in our Informatics business.
In our Diagnostics segment, we experienced growth from reproductive health, genetic testing and immunodiagnostics solutions across all regions. We saw strong growth in immunodiagnostics driven by EUROIMMUN which was broad-based from both a geographic and product basis, as well as continued growth in our Tulip and Symbio franchises, partially offset by a decline in the performance of applied genomics during fiscal year 2019. In our reproductive health business, expanded coverage in Asia helped to offset the effect of decreased birthrates. During fiscal year 2019, we expanded the extent and the reach of our capabilities to enable earlier treatments and better outcomes, both in terms of diseases and geographies.
Our consolidated gross margins increased 14 basis points in fiscal year 2019, as compared to fiscal year 2018, primarily due to favorable shift in product mix and continued productivity initiatives to improve our supply chain. Our consolidated operating margin increased 89 basis points in fiscal year 2019, as compared to fiscal year 2018 primarily due to favorable shift in product mix and lower costs as a result of our cost containment and productivity initiatives partially offset by increased amortization of intangible assets and acquired inventory revaluation.
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

Consolidated Results of Operations

Fiscal Year 2019 Compared to Fiscal Year 2018
Revenue
Revenue for fiscal year 2019 was $2,883.7 million, as compared to $2,778.0 million for fiscal year 2018, an increase of $105.7 million, or 4%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a

2% decrease in revenue attributable to changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2019 as compared to fiscal year 2018 and includes the effect of foreign exchange rate fluctuations, and acquisitions and divestitures. The total increase in revenue reflects an increase in our Diagnostics segment revenue of $52.7 million, or 5%, due to growth in our reproductive health and immunodiagnostics businesses partially offset by unfavorable changes in foreign exchange rates. Our Discovery & Analytical Solutions segment revenue increased by $53.0 million, or 3%, due to an increase of $42.5 million from our life sciences market revenue and an increase of $10.4 million from our applied markets revenue, partially offset by unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue primarily related to our Diagnostics segment for each of fiscal years 2019 and 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
Cost of revenue for fiscal year 2019 was $1,487.6 million, as compared to $1,437.1 million for fiscal year 2018, an increase of approximately $50.6 million, or 4%. As a percentage of revenue, cost of revenue decreased to 51.6% in fiscal year 2019 from 51.7% in fiscal year 2018, resulting in an increase in gross margin of approximately 14 basis points to 48.4% in fiscal year 2019 from 48.3% in fiscal year 2018. Amortization of intangible assets increased and was $61.4 million for fiscal year 2019, as compared to $46.2 million for fiscal year 2018. Stock-based compensation expense was $1.6 million for fiscal year 2019, as compared to $1.5 million for fiscal year 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $21.6 million for fiscal year 2019, as compared to $19.3 million for fiscal year 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs were minimal for fiscal year 2019, as compared to an incremental expense of $0.1 million for fiscal year 2018. In addition to the factors noted above, the overall increase in gross margin primarily the result of mix, price and improved manufacturing and services productivity.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2019 were $815.3 million, as compared to $811.9 million for fiscal year 2018, an increase of approximately $3.4 million, or 0.4%. As a percentage of revenue, selling, general and administrative expenses decreased to 28.3% in fiscal year 2019 from 29.2% in fiscal year 2018. Amortization of intangible assets increased to $103.0 million for fiscal year 2019, as compared to $81.8 million for fiscal year 2018. Stock-based compensation expense increased to $28.8 million for fiscal year 2019, as compared to $25.9 million for fiscal year 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $7.9 million for fiscal year 2019 as compared to $30.5 million for fiscal year 2018. During fiscal year 2019, legal costs for significant litigation matters were $2.3 million, as compared to $5.5 million for fiscal year 2018. Acceleration of executive compensation was $7.7 million for fiscal year 2019. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which were partially offset by lower costs resulting from cost containment and productivity initiatives.

Research and Development Expenses
Research and development expenses for fiscal year 2019 were $189.3 million, as compared to $194.0 million for fiscal year 2018, a decrease of $4.7 million, or 2%. As a percentage of revenue, research and development expenses decreased to 6.6% in fiscal year 2019, as compared to 7.0% in fiscal year 2018. Amortization of intangible assets was minimal in fiscal year 2019, as compared to $7.9 million in fiscal year 2018. Stock-based compensation expense was $1.1 million in fiscal year 2019, as compared to $1.4 million in fiscal year 2018. In addition to the above items, the decrease in research and development expenses was driven by improved leverage of investments in new product development and project timing.

Restructuring and Other Costs, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and productivity initiatives. Restructuring and other costs, net for fiscal year 2019 were $29.4 million as compared to $11.1 million for fiscal year 2018.

We implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). We implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy (the "Previous Plans").

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2019 and 2018 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q4 2019 Plan	22	$2,404	$177	$—	$—	$2,581	Q3 FY2020	—
Q3 2019 Plan	259	2,641	11,156	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	1,129	4,461	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	1,459	6,001	—	—	7,460	Q4 FY2019	—

Q4 2018 Plan	1	—	348	—	—	348	Q1 FY2019	—
Q3 2018 Plan	61	618	1,146	—	—	1,764	Q4 FY2019	—
Q1 2018 Plan	47	902	5,096	—	—	5,998	Q4 FY2019	—

We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

We also have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded additional pre-tax charges of $0.2 million and $5.0 million in the Discovery & Analytical Solutions segment during fiscal years 2019 and 2018, respectively, and $0.2 million during fiscal year 2019, in the Diagnostics segment as a result of these contract terminations.

We recorded pre-tax charges of $0.8 million associated with relocating facilities during fiscal year 2019. We expect to make payments on these relocation activities through fiscal year 2021.

At December 29, 2019, we had $13.9 million recorded for accrued restructuring and other charges, of which $11.6 million was recorded in short-term accrued restructuring and other charges, $0.4 million in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities. At December 30, 2018, we had $6.2 million recorded for accrued restructuring and other charges, of which $4.8 million was recorded in short-term accrued restructuring and other charges and $1.4 million was recorded in long-term liabilities. The following table summarizes our restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during fiscal years 2019 and 2018 in continuing operations:

	Balance at December 31, 2017	2018 Charges and Changes in Estimates, Net	2018 Amounts Paid	Balance at December 30, 2018	2019 Charges and Changes in Estimates, Net	2019 Amounts Paid	Balance at December 29, 2019

Severance:
Q4 2019 Plan	$—	$—	$—	$—	$2,581	$(1,692)	$889
Q3 2019 Plan	—	—	—	—	13,797	(7,486)	6,311
Q2 2019 Plan	—	—	—	—	5,590	(3,701)	1,889
Q1 2019 Plan	—	—	—	—	7,483	(5,354)	2,129
Q4 2018 Plan	—	348	—	348	3	(351)	—
Q3 2018 Plan(1)	—	2,054	(639)	1,415	(77)	(1,314)	24
Q1 2018 Plan(2)	—	5,998	(4,389)	1,609	(1,069)	(282)	258

Previous Plans(3)(4)	10,921	(1,998)	(6,252)	2,671	(159)	(1,147)	1,365
Restructuring	10,921	6,402	(11,280)	6,043	28,149	(21,327)	12,865
Contract Termination	3,048	4,742	(7,653)	137	452	(401)	188
Other Costs	—	—	—	—	827	—	827
Total Restructuring and Other Liabilities	$13,969	$11,144	$(18,933)	$6,180	$29,428	$(21,728)	$13,880
____________________________

(1)
During fiscal year 2019, we recognized pre-tax restructuring reversals of $0.4 million in the Diagnostics segment related to lower than expected costs associated with workforce reductions and an additional expense of $0.3 million in the Discovery & Analytical Solutions segment for the Q3 2018 Plan.

(2)
During fiscal year 2019, we recognized pre-tax restructuring reversals of $1.1 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Q1 2018 Plan.

(3)
During fiscal year 2019, we recognized pre-tax restructuring reversals of $0.3 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Previous Plans.

(4)
During fiscal year 2019, we recognized pre-tax restructuring expense of $0.1 million in the Discovery & Analytical Solutions segment related to higher than expected costs associated with workforce reductions for the Previous Plans.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Interest income	$(1,495)	$(1,141)
Interest expense	63,627	66,976
Loss (gain) on disposition of businesses and assets, net	2,469	(12,844)
Debt extinguishment costs	32,541	—
Other expense, net	27,689	13,210
Total interest and other expense, net	$124,831	$66,201

Interest and other expense, net, for fiscal year 2019 was an expense of $124.8 million, as compared to an expense of $66.2 million for fiscal year 2018, an increase of $58.6 million. The increase in interest and other expense, net, in fiscal year 2019 as compared to fiscal year 2018 was largely due to an increase in debt extinguishment costs of $32.5 million primarily associated with the redemption of the November 2021 Notes in the fourth quarter of fiscal year 2019; a loss on disposition of businesses and assets, net of $2.5 million in fiscal year 2019 as compared to a gain on disposition of businesses and assets, net of $12.8 million in fiscal year 2018; and an increase in other expense, net of $14.5 million primarily due to an increase in pension-related expenses of $13.8 million, an increase of $3.2 million in expenses related to acquisition-related foreign currency transactions and translation of non-functional currency assets and liabilities, partially offset by $3.2 million of change in fair value of financial securities. This was partially offset by a decrease of $3.3 million in interest expense in fiscal year 2019 as compared to fiscal year 2018 associated with the cross-currency swap that we entered into during the second quarter of fiscal year 2019 to swap higher cost U.S. denominated debt with lower cost euro-denominated debt and an increase in interest income of $0.4 million in fiscal year 2019 as compared to fiscal year 2018. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes
The effective tax rates on continuing operations were 4.0% and 7.8% for fiscal years 2019 and 2018, respectively. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 30, 2019	December 30, 2018
		(In thousands)
Tax at statutory rate	$49,799	$54,114
Non-U.S. rate differential, net	(32,124)	(27,281)
U.S. taxation of multinational operations	4,251	7,047
State income taxes, net	1,941	2,028
Prior year tax matters	(5,103)	1,124
Effect of stock compensation	(2,053)	(6,331)
General business tax credits	(4,325)	(3,738)
Change in valuation allowance	(1,117)	(759)
Tax elections	(3,700)	—
Impact of U.S. tax reform	2,718	(2,025)
Others, net	(898)	(3,971)
Total	$9,389	$20,208

The variation in our effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Singapore, Finland and The Netherlands, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $16.7 million in fiscal year 2019 and $18.7 million in fiscal year 2018. These amounts include $10.4 million in fiscal year 2019 and $10.3 million in fiscal year 2018 of benefits derived from tax holidays in China and Singapore. The effect of these benefits derived from tax holidays on basic and diluted earnings per share for fiscal year 2019 was $0.09 and $0.09, respectively, and for fiscal year 2018 was $0.09 and $0.09, respectively. The tax holiday in China is renewed every three years. We expect to renew the tax holiday of one of our subsidiaries in China that expired in fiscal year 2019. The tax holiday in one of our subsidiaries in Singapore is scheduled to expire in fiscal year 2023.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 29, 2019 and December 30, 2018.

We recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations during the two fiscal years included below:

	December 29, 2019	December 30, 2018
	(In thousands)
Loss on disposition of the Medical Imaging business	$—	$(793)
Loss on disposition of Fluid Sciences business	—	(66)
Loss on disposition of discontinued operations before income taxes	$—	$(859)
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
We recorded a provision for (benefit from) income taxes of $0.2 million and $(1.3) million on discontinued operations and dispositions in fiscal years 2019 and 2018.

Fiscal Year 2018 Compared to Fiscal Year 2017
For a discussion of our results of operations for fiscal year 2018 as compared to fiscal year 2017, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 30, 2018 filed with the Securities and Exchange Commission on February 26, 2019.

Business Combinations
Acquisitions in Fiscal Year 2019
During the fiscal year 2019, we completed the acquisition of five businesses for aggregate consideration of $433.1 million in cash. The acquired businesses include Cisbio Bioassays SAS (“Cisbio”), a company based in Codolet, France, which was acquired for a total consideration of $219.9 million in cash, Shandong Meizheng Bio-Tech Co., Ltd. ("Meizheng Group"), a company headquartered in Beijing, China, for a total consideration of $166.5 million in cash, and three other businesses were acquired for a total consideration of $46.6 million in cash. We have a potential obligation to pay the former shareholders of certain of these acquired businesses additional contingent consideration of up to $31.8 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. We have reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.
Acquisitions in Fiscal Year 2018
During fiscal year 2018, we completed the acquisition of four businesses for aggregate consideration of $105.8 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. We have reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.2 years.
Acquisitions in Fiscal Year 2017
For a discussion of our acquisitions for fiscal year 2017, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 30, 2018 filed with the Securities and Exchange Commission on February 26, 2019.

As of December 29, 2019, the allocations of purchase prices for acquisitions completed in fiscal years 2018 and 2017 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2019 were based upon initial valuations. Our estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete our valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.
During fiscal year 2019, we obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted our purchase price allocations. Based on this information, we recognized an increase in goodwill of $6.1 million, an increase in deferred tax liabilities of $5.1 million, a decrease in current assets of $1.6 million, a decrease in liabilities assumed of $0.4 million and a decrease in other assets of $0.1 million.
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
As of December 29, 2019, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $57.1 million. As of December 29, 2019, we have recorded contingent consideration obligations of $35.5 million, of which $20.8 million was recorded in accrued expenses and other current liabilities, and $14.7 million was recorded in long-term liabilities. As of December 30, 2018, we have recorded contingent consideration obligations of $69.7 million, of which $67.0 million was recorded in accrued expenses and other current liabilities, and $2.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 3.0 years from December 29, 2019, and the remaining weighted average expected earnout period at December 29, 2019 was 1.2 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

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

Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $7.7 million and $7.9 million as of December 29, 2019 and December 30, 2018, respectively, in accrued expenses and other current liabilities, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

Various tax years after 2010 remain open to examination by certain jurisdictions in which we have significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, China and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at December 29, 2019 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Fiscal Year 2019 Compared to Fiscal Year 2018
Revenue for fiscal year 2019 was $1,746.2 million, as compared to $1,693.2 million for fiscal year 2018, an increase of $53.0 million, or 3%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares revenue by end-market for fiscal year 2019, as compared to fiscal year 2018, and includes the effect of foreign exchange fluctuations and acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $42.5 million from our life sciences market revenue and an increase of $10.4 million from our applied markets revenue. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth in our Discovery, Informatics and OneSource businesses. The increase in our applied markets revenue was driven by our food franchise on strong cannabis demand.

Operating income from continuing operations for fiscal year 2019 was $238.3 million, as compared to $230.5 million for fiscal year 2018, an increase of $7.9 million, or 3%. Amortization of intangible assets increased to $52.9 million for fiscal year 2019 as compared to $46.1 million for fiscal year 2018. Restructuring and other costs, net increased to $22.0 million for fiscal year 2019 as compared to $10.0 million for fiscal year 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $20.8 million in fiscal year 2019. Acquisition and divestiture-related costs, contingent consideration and other costs added an incremental expense of $1.8 million for fiscal year 2019, as compared to $3.1 million for fiscal year 2018. Legal costs for significant litigation matters were $2.2 million for fiscal year 2019, as compared to $5.3 million for fiscal year 2018. In addition to the factors noted above, the overall increase in operating income for fiscal year 2019 as compared to fiscal year 2018, was primarily as a result of higher sales volume, product mix, price, supply chain and services productivity as well as cost curtailment.

Fiscal Year 2018 Compared to Fiscal Year 2017
For a discussion of our results of operations for fiscal year 2018 as compared to fiscal year 2017, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 30, 2018 filed with the Securities and Exchange Commission on February 26, 2019.

Diagnostics
Fiscal Year 2019 Compared to Fiscal Year 2018
Revenue for fiscal year 2019 was $1,137.5 million, as compared to $1,084.8 million for fiscal year 2018, an increase of $52.7 million, or 5%, which includes an approximate 3% decrease in revenue in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue primarily related to our Diagnostics segment for each of fiscal years 2019 and 2018 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment was driven by growth in our immunodiagnostics and reproductive health businesses.

Operating income from continuing operations for fiscal year 2019 was $189.3 million, as compared to $153.2 million for fiscal year 2018, an increase of $36.1 million, or 24%. Amortization of intangible assets increased and was $111.4 million for fiscal year 2019 as compared to $89.8 million for fiscal year 2018. Restructuring and other costs, net increased and were $7.5 million for fiscal year 2019 as compared to $1.2 million for fiscal year 2018. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $6.6 million in fiscal year 2019, as compared to an incremental expense of $28.2 million for fiscal year 2018. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $1.1 million in fiscal year 2019, as compared to $19.3 million for fiscal year 2018. Legal costs for significant litigation matters were $0.1 million for fiscal year 2019, as compared to $0.2 million for fiscal year 2018 In addition to the factors noted above, operating income increased during fiscal year 2019, as compared to fiscal year 2018, primarily the result of higher sales volume and stronger productivity through our cost curtailment and supply chain initiatives.

Fiscal Year 2018 Compared to Fiscal Year 2017
For a discussion of our results of operations for fiscal year 2018 as compared to fiscal year 2017, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 30, 2018 filed with the Securities and Exchange Commission on February 26, 2019.

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

Cash Flows
Fiscal Year 2019 Compared to Fiscal Year 2018
Operating Activities. Net cash provided by continuing operations was $363.5 million for fiscal year 2019, as compared to net cash provided by continuing operations of $311.2 million for fiscal year 2018, an increase of $52.2 million. The cash provided by operating activities for fiscal year 2019 was principally a result of income from continuing operations of $227.8 million, and non-cash charges, including depreciation and amortization of $214.0 million, debt extinguishment costs of $32.5 million, stock based compensation expense of $31.5 million, restructuring and other costs, net, of $29.4 million, a non-cash expense of $26.1 million related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2019, change in fair value of contingent consideration of $3.9 million, amortization of deferred debt issuance costs and accretion of discounts of $3.8 million and loss on disposition of businesses and assets, net, of $2.5 million. These amounts were partially offset by a net increase in working capital of $102.9 million, deferred tax benefit of $61.4 million, change in fair value of financial securities of $3.2 million, and a net decrease of $40.6 million in accrued expenses, other assets and liabilities and other items. The change in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $40.6 million for fiscal year 2019, as compared to $3.7 million for fiscal year 2018. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $21.6 million for fiscal year 2019 as compared to $19.3 million for fiscal year 2018. For fiscal year 2019, $20.9 million of contingent consideration payments, which were paid primarily to the former shareholders of Vanadis Diagnostics AB, were included in operating activities as compared to $3.7 million for fiscal year 2018. In addition, we paid stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited of $11.8 million for fiscal year 2019 as compared to $10.6 million for fiscal year 2018. During fiscal year 2019, we made contributions of $8.2 million, in the aggregate, to pension plans outside of the United States, as compared to $8.5 million during fiscal year 2018, and we paid $15.0 million to our defined benefit pension plan in the United States during fiscal year 2018 for the plan year 2017. Contributing to the net increase in working capital for fiscal year 2019, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $100.6 million and an increase in inventory of $9.6 million, which were partially offset by an increase in accounts payable of $7.4 million. The increase in accounts receivable was a result of higher sales volume and increased terms in fiscal year 2019. The increase in inventory and the increase in accounts payable were primarily in line with the growth of our business in fiscal year 2019.
Investing Activities. Net cash used in the investing activities of our continuing operations was $487.6 million for fiscal year 2019, as compared to net cash used in the investing activities of our continuing operations of $159.9 million for fiscal year 2018, an increase of $327.7 million. For fiscal year 2019, we used $400.4 million of net cash for acquisitions, as compared to $97.7 million used in fiscal year 2018. Capital expenditures for fiscal year 2019 were $76.3 million, primarily for manufacturing equipment and other capital equipment purchases, as compared to $93.3 million for fiscal year 2018. During fiscal year 2019, we made equity investments amounting to $6.4 million as compared to $7.0 million in fiscal year 2018. In addition, we made purchases of licenses of $5.0 million in fiscal year 2019. These items were partially offset by $0.6 million in proceeds from disposition of businesses in fiscal year 2019 as compared to $38.0 million in proceeds from disposition of businesses in fiscal year 2018.
Financing Activities. Net cash provided by the financing activities of our continuing operations was $150.1 million for fiscal year 2019, as compared to net cash used in the financing activities of our continuing operations of $179.2 million for fiscal year 2018, an increase of $329.4 million. The cash provided by financing activities in fiscal year 2019 was a result of proceeds from borrowings, proceeds from the sale of senior debt and proceeds from the issuance of common stock under stock plans. During fiscal year 2019, proceeds from our senior unsecured revolving credit facility totaled $1,599.4 million which were more than offset by debt payments of $1,692.5 million and debt issuance costs of $9.9 million, as compared to proceeds from our senior unsecured revolving credit facility totaled $857.0 million which were more than offset by debt payments of $1,264.0 million and debt issuance costs of $2.6 million in fiscal year 2018. Proceeds from the sale of senior debt were $847.2 million during fiscal year 2019, which were partially offset by payments of our senior debt of $530.3 million, as compared to proceeds from the sale of senior debt of $369.3 million in fiscal year 2018. Proceeds from the issuance of common stock under stock plans were $19.7 million, as compared to proceeds from the issuance of common stock under stock plans of $24.8 million in fiscal year 2018. Cash provided by financing activities during fiscal year 2019 was partially offset by payments of dividends, payments for acquisition-related contingent consideration, net payments on other credit facilities, repurchase of our common stock pursuant to our equity incentive plans, and settlement of forward foreign exchange contracts. During fiscal year 2019, we paid $31.1 million in dividends as compared to $31.0 million for fiscal year 2018. During fiscal year 2019, we paid $29.9 million for acquisition-related contingent consideration as compared to $12.8 million in fiscal year 2018. During fiscal year 2019, we had net payments on other credit facilities of $15.0 million as compared to $28.4 million in fiscal year 2018. During fiscal year 2019, we repurchased 68,536 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $6.3 million. This compares to repurchases of 650,000 shares of our common stock under our Repurchase Program, in addition to repurchasing 66,506 shares of our common stock pursuant to our equity incentive plans in fiscal year 2018, for a total cost of $57.4 million. In addition, during fiscal year 2019, we paid $1.3 million for settlement of forward foreign exchange contracts as compared to $34.1 million in fiscal year 2018.

Fiscal Year 2018 Compared to Fiscal Year 2017
For a discussion of our results of operations for fiscal year 2018 as compared to fiscal year 2017, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 30, 2018 filed with the Securities and Exchange Commission on February 26, 2019.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. On September 17, 2019, we terminated our previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.0 billion. The new senior unsecured revolving credit facility provides for revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the new credit agreement. As of December 29, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the new senior unsecured revolving credit facility. As of December 29, 2019, we had $663.2 million available for additional borrowing under the facility. We plan to use the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the new credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of December 29, 2019 was 102.0 basis points. The weighted average Eurocurrency interest rate as of December 29, 2019 was 1.67%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 2.68%, which was the interest applicable to the borrowings outstanding as of December 29, 2019. As of December 29, 2019, the new senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. As of December 30, 2018, the previous senior unsecured revolving credit facility had $418.0 million of outstanding borrowings, and $2.4 million of unamortized debt issuance costs. The credit agreement for the new facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable debt covenants as of December 29, 2019.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. On October 13, 2019, we redeemed all of the outstanding November 2021 Notes. The redemption of the November 2021 Notes resulted in a pre-tax, non-operating charge of $32.3 million. The non-operating charge consists of a make-whole premium payment of $31.3 million, partially offset by $1.0 million of proceeds received from a reverse treasury rate lock settlement, to call the November 2021 Notes and $2.0 million associated with the write-off of the existing deferred costs and original issue discount. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of December 29, 2019, the April 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the April 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, we issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under our previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the November 2021 Notes. Prior to June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require us to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $23.8 million (or €21.3 million) and $32.1 million (or €28.0 million) as of December 29, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $23.7 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $6.3 million of the bank loans are secured by mortgages on real property and the remaining $17.5 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable debt covenants as of December 29, 2019.
In addition, we had secured bank loans in the amount of $1.9 million as of December 29, 2019, and unsecured revolving credit facilities and a secured bank loan in the amount of $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities had fixed interest at a rate of 2.3%. The secured bank loans of $1.9 million bear fixed annual interest rates between 1.95% and 21.5% and are required to be repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, we entered into agreements with the lessors of certain buildings that we are currently occupying and leasing to expand those buildings. We provided a portion of the funds needed for the construction of the additions to the buildings, and as a result we were considered the owner of the buildings during the construction period. At the end of the construction period, we were not reimbursed by the lessors for all of the construction costs. We are therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for us and non-cash investing and financing activities. As a result, we capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. We have also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 30, 2018, we had $34.5 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.0 million was recorded as long-term debt. Prior to adoption of ASC 842, Leases ("ASC 842"), the buildings were depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other. Upon adoption of ASC 842 in fiscal year 2019, we derecognized the impact of this build-to-suit arrangement.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2019 and 2018, resulting in an annual dividend rate of $0.28 per share. At December 29, 2019, we had accrued $7.8 million for a dividend declared on October 24, 2019 for the fourth quarter of fiscal year 2019 that was paid in February 2020. On January 23, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2020 that will be payable in May 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at December 29, 2019 for continuing and discontinued operations. Purchase commitments are minimal and have been excluded from this table:

	Operating Leases	Sr. Unsecured Revolving Credit Facility Maturing 2024(1)	April 2021 Notes(2)	2026 Notes(3)	2029 Notes(4)	Other Debt Facilities(5)	Employee Benefit Payments(6)	Unrecognized Tax Benefits(7)	Total
	(In thousands)
2020	$44,512	$—	$2,012	$10,480	$28,050	$10,229	$30,870	$100	$126,253
2021	36,958	—	335,928	10,480	28,050	8,091	31,498	—	451,005
2022	25,419	—	—	10,480	28,050	3,875	31,697	—	99,521
2023	19,594	—	—	10,480	28,050	2,331	32,100	—	92,555
2024	17,721	325,377	—	10,480	28,050	1,311	32,845	—	415,784
2025 and thereafter	66,808	—	—	575,104	981,851	595	162,104	—	1,786,462
Total	$211,012	$325,377	$337,940	$627,504	$1,122,101	$26,432	$321,114	$100	$2,971,580
____________________________

(1)	The credit facility borrowings carry variable interest rates. As of December 29, 2019, the senior unsecured revolving credit facility had a carrying value of $322.0 million.

(2)	The April 2021 Notes include interest obligations of $2.6 million. As of December 29, 2019, the April 2021 Notes had a carrying value of $334.2 million.

(3)	The 2026 Notes include interest obligations of $68.6 million. As of December 29, 2019, the 2026 Notes had a carrying value of $552.2 million.

(4)	The 2029 Notes include interest obligations of $272.1 million. As of December 29, 2019, the 2029 Notes had a carrying value of $839.9 million.

(5)	The other debt facilities include interest obligations of $0.7 million. As of December 29, 2019, the other debt facilities had a carrying value of $25.7 million.

(6)	Employee benefit payments only include obligations through fiscal year 2029.

(7)
We expect to cash settle $0.1 million of uncertain tax positions during fiscal year 2020. We have excluded $2.6 million, including accrued interest, net of tax benefits, and penalties, from our uncertain tax positions, as we cannot make a reasonably reliable estimate of the amount and period of related future payments.

As of December 29, 2019, we may have to pay the former shareholders of certain of our acquisitions contingent consideration of up to $57.1 million. The table above does not reflect any of these obligations as the timing and amounts are uncertain. For further information related to our contingent consideration obligations, see Note 22 to our consolidated financial statements included in this annual report on Form 10-K.

Capital Expenditures
During fiscal year 2020, we expect to invest an amount for capital expenditures similar to that in fiscal year 2019, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At December 29, 2019, we had cash and cash equivalents of $191.9 million, of which $172.9 million was held by our non-U.S. subsidiaries, and we had $663.2 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at December 29, 2019.
    We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. The Tax Cuts and Jobs Act (the "Tax Act") requires us to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries. Based on available information, we estimated the tax on the deemed repatriation of our foreign earnings and recorded a tax expense of $85.0 million in continuing operations at December 31, 2017. During the fiscal years 2019 and 2018, we refined our calculations of the one-time transition tax based on newly issued guidance from the Internal Revenue Service and recorded a tax expense (benefit) of $2.7 million and $(4.6) million, respectively, in continuing operations related to the one-time transition tax. In addition, during fiscal year 2018, we determined that previously undistributed earnings of certain international subsidiaries no longer met the requirements of indefinite reinvestment and therefore recognized $2.9 million of income tax expense during the year. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely. No additional income tax expense has been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2019, we had no stock repurchases under the Repurchase Program. As of December 29, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
     In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fiscal year 2019, we repurchased 68,536 shares of common stock for this purpose at an aggregate cost of $6.3 million. During fiscal year 2018, we repurchased 66,506 shares of common stock for this purpose at an aggregate cost of $5.2 million.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $6.6 million in the aggregate during fiscal year 2020. During fiscal years 2019 and 2018, we contributed $8.2 million and $8.5 million, in the aggregate, to pension plans outside of the United States, respectively. During fiscal year 2018, we contributed $15.0 million to our defined benefit pension plan in the United States for the plan year 2017. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

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

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, operating lease right of use assets, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. We completed the annual goodwill impairment test using a measurement date of January 1, 2019, and concluded that there was no goodwill impairment. At January 1, 2019, the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for our Tulip and EUROIMMUN reporting units. The range of the long-term terminal growth rates for the reporting units was 3.0% to 5.0% for the fiscal year 2019 impairment analysis. The range for the discount rates for the reporting units was 10.5% to 14.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for our Tulip and EUROIMMUN reporting units, would still allow us to conclude that there was no impairment of goodwill. The fair values of our Tulip and EUROIMMUN reporting units approximated their respective carrying values given that these reporting units were relatively new acquisitions.
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
We performed our annual impairment testing as of January 1, 2019, and concluded that there was no impairment of non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during fiscal year 2019.

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

We recognized a loss of $26.1 million and $11.9 million in fiscal years 2019 and 2018, respectively, for our retirement and postretirement benefit plans, which includes the charge or benefit for the mark-to-market adjustment for the postretirement benefit plans, which was recorded in the fourth quarter of each fiscal year. The loss or income related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $31.2 million in fiscal year 2019 and a pre-tax loss of $21.4 million in fiscal year 2018. We expect income of approximately $2.3 million in fiscal year 2020 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2020. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2020. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2020. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year. Beginning in fiscal year 2016, the approach we use to calculate the service and interest components of net periodic benefit cost for certain non-U.S. benefit plans was changed to provide a more precise measurement of service and interest costs. Prior to fiscal year 2016, we calculated these service and interest components utilizing a single weighted-average discount rate derived from a yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal year 2016, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from a yield curve over the projected cash flow period.

As of December 29, 2019, we estimate the expected long-term rate of return on assets in our pension and other postretirement benefit plans in the United States to be 7.25% and to be 2.20% for all plans outside the United States. In addition, as of December 29, 2019, we estimate the discount rate for our pension and other postretirement benefit plans in the United States to be 3.01% and to be 2.07% for all plans outside the United States. During fiscal year 2018, the Society of Actuaries issued an updated projection scale, MP-2018, which incorporated an additional year (2016) of U.S. population data and reduced the life expectancy used to determine the projected benefit obligation. We adopted MP-2018 as of December 30, 2018. The adoption of MP-2018 resulted in a $1.0 million decrease to the projected benefit obligation at December 30, 2018. During fiscal year 2019, the Society of Actuaries issued an updated projection scale, MP-2019, which incorporated an additional year (2017) of U.S. population data and reduced the life expectancy used to determine the projected benefit obligation. We adopted MP-2019 as of December 30, 2019. The adoption of MP-2019 resulted in a $4.4 million decrease to the projected benefit obligation at December 29, 2019. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.

If any of our assumptions were to change as of December 29, 2019, our pension plan expenses would also change.

		Increase (Decrease) at December 29, 2019
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(13,531)	(7,747)
	-0.25	14,424	8,099
Rate of return on pension plan assets	+1.00	(1,799)	(2,545)
	-1.00	1,799	2,545
Postretirement medical plans discount rate	+0.25	N/A	(91)
	-0.25	N/A	95
Rate of return on postretirement medical plan assets	+1.00	N/A	(192)
	-1.00	N/A	192

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

Restructuring activities. Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our pre-tax restructuring charges are estimates based on our preliminary assessments of (i) severance benefits to be granted to employees, based on known benefit formulas and contractual agreements, (ii) costs to abandon certain facilities based on known lease costs of sub-rental income, (iii) costs to relocate facilities and (iv) impairment of assets as discussed above under “Value of long-lived assets, including goodwill and other intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating leases and other contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our consolidated financial statements on our consolidated statements of operations line entitled “restructuring and other costs, net.”

Dispositions. When we record the disposition of an asset or discontinuance of an operation, which meets the criteria to be reported as a discontinued operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. Any such changes decrease or increase current earnings. During the fiscal year ended December 29, 2019, we had no disposition of discontinued operations.

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
The Tax Act made broad and complex changes to the U.S. Internal Revenue Code, which included reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The end of the measurement period for purposes of Staff

Accounting Bulletin No. 118 was December 22, 2018. We have completed the analysis based on legislative updates relating to the Tax Act currently available and have recorded the impact in tax expense from continuing operations.
We will be subject to the new Global Intangible Low Tax Income ("GILTI") tax rules that are part of the modified territorial tax system imposed by the Tax Act. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). We decided to adopt the period cost method and thus have not recorded any potential deferred tax effects related to GILTI and FDII in our financial statements for the fiscal year ended December 29, 2019.

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
Additionally, we have established valuation allowances against a variety of deferred tax assets, including state net operating loss carryforwards, state income tax credit carryforwards, and certain foreign tax attributes. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the future pretax operating income adjusted for items that do not have tax consequences. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Changes in our assumptions regarding the appropriate amount for valuation allowances could result in the increase or decrease in the valuation allowance, with a corresponding charge or benefit to our tax provision.
Historically, deferred income tax expense has not been provided on the cumulative undistributed earnings of our international subsidiaries. In fiscal year 2018, we determined that previously undistributed earnings of certain international subsidiaries of approximately $1.4 billion no longer met the requirements of indefinite reinvestment. We recognized $2.9 million of income tax expense in fiscal year 2018 associated with the change in our assertion. In addition, during fiscal years 2019 and 2018, we refined our calculations of the one-time transition tax and recorded a tax expense (benefit) of $2.7 million and $(4.6) million, respectively. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely. While federal income tax expense has been recognized as a result of the Tax Act, we have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. As of December 29, 2019, the amount of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no additional incremental U.S. tax cost has been provided, other than the $86.0 million from the one-time transition tax on deemed repatriation, was approximately $449.2 million. It is not practicable to calculate the unrecognized deferred tax liability related to such incremental tax costs on those earnings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 29, 2019.
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

Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $277.6 million at December 29, 2019, $223.3 million at December 30, 2018, and $212.1 million at December 31, 2017, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2019, 2018 and 2017.

In addition, in connection with certain intercompany loan agreements utilized to finance its acquisitions and stock repurchase program, we enter into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. We record these hedges at fair value on our consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within our consolidated statements of cash flows.

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the fiscal years 2019 and 2018. We paid $1.3 million and $34.1 million during the fiscal years 2019 and 2018, respectively, from the settlement of these hedges.

During fiscal year 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 29, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €203.3 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $4.9 million and $9.3 million during the fiscal years 2019 and 2018, respectively.
During fiscal year 2018, we designated the April 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 29, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $8.0 million and $27.5 million during the fiscal years 2019 and 2018, respectively.
During fiscal year 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We receive interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. On December 29, 2019, the fair value of the cross-currency swap was $0.3 million, which was recorded in AOCI.
In connection with the early redemption of the November 2021 Notes, on September 11, 2019, we entered into a reverse treasury rate lock agreement with a financial intermediary with a notional amount of $500.0 million. We entered into the reverse treasury rate lock agreement in order to hedge the variability in the redemption payment on the entire principal amount of the November 2021 Notes. The reverse treasury rate lock substantively fixed the present value of the forecasted debt make-whole payment, which was priced on October 10, 2019, to mitigate risk associated with the changes in the 2-year U.S. treasury yield. We received $1.0 million upon settlement of the reverse treasury rate lock.

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

Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 29, 2019, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.1 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2019, the Value-At-Risk ranged between $0.1 million and $0.5 million, with an average of approximately $0.3 million.

Interest Rate Risk. As of December 29, 2019, we had $325.4 million in outstanding borrowings under our senior unsecured revolving credit facility. As described above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” amounts drawn under our senior unsecured revolving credit facility bear interest at variable rates. Our cash and cash equivalents, for which we receive interest at variable rates, were $191.9 million at December 29, 2019. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

Interest Rate Risk—Sensitivity. Our current earnings exposure for changes in interest rates can be summarized as follows:
 (i) Changes in interest rates can cause our cash flows to fluctuate. An increase of 10%, or approximately 27 basis points, in current interest rates would cause our cash outflows to increase by $0.9 million for fiscal year 2020.

(ii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PerkinElmer, Inc.

 Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2019, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective December 31, 2018, the Company adopted FASB Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisitions / Business Combinations - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Cisbio Bioassays SAS for $219.9 million in cash during the second quarter of fiscal year 2019. Also, during the fourth quarter of fiscal year 2019, the Company completed the acquisition of Shandong Meizheng Bio-Tech Co., Ltd., for total consideration of $166.5 million in cash. The Company accounted for each of the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, on a preliminary basis, based on their respective fair values, including identifiable intangible assets totaling $228.4 million. Of the identifiable intangible assets acquired, the most significant included Core technology of $126.5 million and Customer relationships of $92 million. Management estimated the fair value of its intangible assets using customary valuation procedures and techniques. The fair value determination of the intangible assets acquired required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates.
We identified the purchase accounting allocation as a critical audit matter because of the significant estimates and assumptions management makes to fair value the identifiable intangible assets acquired. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the selection of the discount rates for the identified intangible assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rates for the intangible assets included the following, among others:

•	We tested the effectiveness of controls over the valuation of the identified intangible assets, including management’s controls over forecasts of future cash flows and selection of the discount rates.

•
We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results including growth rates observed for similar businesses acquired by the Company and/or peer companies.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) discount rates by:

•	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates and comparing those to the discount rates selected by management.

•	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2020

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands, except per share data)
Revenue
Product revenue	$2,017,042	$1,935,493	$1,477,414
Service revenue	866,631	842,503	779,568
Total revenue	2,883,673	2,777,996	2,256,982
Cost of product revenue	956,398	908,228	707,962
Cost of service revenue	531,220	528,829	475,266
Selling, general and administrative expenses	815,318	811,913	626,018
Research and development expenses	189,336	193,998	139,464
Restructuring and other costs, net	29,428	11,144	12,657
Operating income from continuing operations	361,973	323,884	295,615
Interest and other expense, net	124,831	66,201	(1,103)
Income from continuing operations before income taxes	237,142	257,683	296,718
Provision for income taxes	9,389	20,208	139,828
Income from continuing operations	227,753	237,475	156,890
Income from discontinued operations before income taxes	—	—	650
(Loss) gain on disposition of discontinued operations before income taxes	—	(859)	179,615
Provision for (benefit from) income taxes on discontinued operations and dispositions	195	(1,311)	44,522
(Loss) gain from discontinued operations and dispositions	(195)	452	135,743
Net income	$227,558	$237,927	$292,633
Basic earnings per share:
Income from continuing operations	$2.06	$2.15	$1.43
(Loss) gain from discontinued operations and dispositions	(0.00)	0.00	1.24
Net income	$2.06	$2.15	$2.67
Diluted earnings per share:
Income from continuing operations	$2.04	$2.13	$1.42
(Loss) gain from discontinued operations and dispositions	(0.00)	0.00	1.22
Net income	$2.04	$2.13	$2.64

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Net income	$227,558	$237,927	$292,633
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(23,978)	(123,388)	54,341
Reclassification of taxes on foreign currency translation adjustments to earnings upon adoption of ASU 2018-02	—	(6,489)	—
Unrecognized prior service credit (cost), net of tax	807	(77)	(77)
Unrealized gains (losses) on securities, net of tax	6	(9)	79
Other comprehensive (loss) income	(23,165)	(129,963)	54,343
Comprehensive income	$204,393	$107,964	$346,976

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	December 29, 2019	December 30, 2018
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$191,877	$163,111
Accounts receivable, net	725,184	632,669
Inventories	356,937	338,347
Other current assets	100,381	100,507
Total current assets	1,374,379	1,234,634
Property, plant and equipment, net	318,223	318,590
Operating lease right-of-use assets	167,276	—
Intangible assets, net	1,283,286	1,199,667
Goodwill	3,111,227	2,952,608
Other assets, net	284,173	270,023
Total assets	$6,538,564	$5,975,522
Current liabilities:
Current portion of long-term debt	$9,974	$14,856
Accounts payable	235,855	220,949
Short-term accrued restructuring and other costs	11,559	4,834
Accrued expenses and other current liabilities	503,332	528,827
Current liabilities of discontinued operations	2,112	2,165
Total current liabilities	762,832	771,631
Long-term debt	2,064,041	1,876,624
Long-term liabilities	751,468	742,312
Operating lease liabilities	146,399	—
Total liabilities	3,724,740	3,390,567
Commitments and contingencies (see Notes 14 and 17)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,140,000 and 110,597,000 shares at December 29, 2019 and December 30, 2018, respectively	111,140	110,597
Capital in excess of par value	90,357	48,772
Retained earnings	2,811,973	2,602,067
Accumulated other comprehensive loss	(199,646)	(176,481)
Total stockholders’ equity	2,813,824	2,584,955
Total liabilities and stockholders’ equity	$6,538,564	$5,975,522

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Fiscal Years Ended December 29, 2019

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, January 1, 2017	$109,617	$26,130	$2,118,684	$(100,861)	$2,153,570
Net income	—	—	292,633	—	292,633
Other comprehensive income	—	—	—	54,343	54,343
Dividends	—	—	(30,800)	—	(30,800)
Exercise of employee stock options and related income tax benefits	578	17,426	—	—	18,004
Issuance of common stock for employee stock purchase plans	37	2,430	—	—	2,467
Purchases of common stock	(79)	(4,288)	—	—	(4,367)
Issuance of common stock for long-term incentive program	208	12,145	—	—	12,353
Stock compensation	—	4,985	—	—	4,985
Balance, December 31, 2017	$110,361	$58,828	$2,380,517	$(46,518)	$2,503,188
Cumulative effect of adopting ASC 606	—	—	10,209	—	10,209
Impact of adopting ASU 2016-16	—	—	(2,062)	—	(2,062)
Impact of adopting ASU 2018-02	—	—	6,489	(6,489)	—
Net income	—	—	237,927	—	237,927
Other comprehensive loss	—	—	—	(123,474)	(123,474)
Dividends	—	—	(31,013)	—	(31,013)
Exercise of employee stock options and related income tax benefits	709	24,124	—	—	24,833
Issuance of common stock for employee stock purchase plans	21	1,464	—	—	1,485
Purchases of common stock	(717)	(56,676)	—	—	(57,393)
Issuance of common stock for long-term incentive program	223	15,650	—	—	15,873
Stock compensation	—	5,382	—	—	5,382
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASC 842 (see Note 1)	—	—	13,289	—	13,289
Net income	—	—	227,558	—	227,558
Other comprehensive income	—	—	—	(23,165)	(23,165)
Dividends	—	—	(30,941)	—	(30,941)
Exercise of employee stock options and related income tax benefits	415	19,317	—	—	19,732
Issuance of common stock for employee stock purchase plans	33	2,743	—	—	2,776
Purchases of common stock	(67)	(6,246)	—	—	(6,313)
Issuance of common stock for long-term incentive program	162	19,145	—	—	19,307
Stock compensation	—	6,626	—	—	6,626
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Operating activities:
Net income	$227,558	$237,927	$292,633
Loss (gain) from discontinued operations and dispositions, net of income taxes	195	(452)	(135,743)
Income from continuing operations	227,753	237,475	156,890
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and other costs, net	29,428	11,144	12,657
Depreciation and amortization	214,025	180,588	105,000
Stock-based compensation	31,514	28,767	25,421
Pension and other post-retirement expense (benefits)	26,107	11,915	(10,439)
Change in fair value of contingent consideration	3,881	14,639	2,162
Deferred taxes	(61,353)	(51,103)	28,854
Contingencies and non-cash tax matters	(424)	(671)	182
Amortization of deferred debt issuance costs and accretion of discounts	3,846	3,341	2,592
Loss (gain) on disposition of businesses and assets, net	2,469	(12,844)	309
Amortization of acquired inventory revaluation	21,590	19,272	6,188
Gain on sale of investments, net	—	(557)	—
Change in fair value of financial securities	(3,249)	—	—
Debt extinguishment costs	32,541	—	—
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(100,630)	(94,512)	(36,633)
Inventories	(9,607)	(30,183)	(17,923)
Accounts payable	7,351	8,900	34,331
Accrued expenses and other	(61,773)	(14,933)	(17,436)
Net cash provided by operating activities of continuing operations	363,469	311,238	292,155
Net cash used in operating activities of discontinued operations	—	(200)	(3,702)
Net cash provided by operating activities	363,469	311,038	288,453
Investing activities:
Capital expenditures	(76,331)	(93,253)	(39,089)
Settlement of cash flow hedges	—	—	36,541
Purchases of investments	(6,387)	(7,019)	(10,783)
Purchases of licenses	(5,000)	—	—
Proceeds from disposition of businesses	550	38,027	1,100
Proceeds from surrender of life insurance policies	—	72	45
Activity related to acquisitions, net of cash and cash equivalents acquired	(400,405)	(97,686)	(1,527,183)
Net cash used in investing activities of continuing operations	(487,573)	(159,859)	(1,539,369)
Net cash provided by investing activities of discontinued operations	—	—	272,779
Net cash used in investing activities	(487,573)	(159,859)	(1,266,590)
Financing activities:
Payments on borrowings	(1,692,489)	(1,264,000)	(235,965)
Proceeds from borrowings	1,599,416	857,000	1,060,952
Payments of senior debt	(530,276)	—	—
Proceeds from sale of senior debt	847,195	369,340	—
Payments of debt financing costs	(9,879)	(2,634)	—
Net payments on other credit facilities	(14,975)	(28,383)	(2,831)
Settlement of cash flow hedges	(1,280)	(34,132)	(13,824)
Payments for acquisition-related contingent consideration	(29,942)	(12,800)	(8,940)
Proceeds from issuance of common stock under stock plans	19,732	24,833	18,004
Purchases of common stock	(6,313)	(57,445)	(3,834)
Dividends paid	(31,059)	(31,009)	(30,793)
Net cash provided by (used in) financing activities of continuing operations	150,130	(179,230)	782,769
Net cash used in financing activities of discontinued operations	—	—	(533)
Net cash provided by (used in) financing activities	150,130	(179,230)	782,236
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(447)	(8,004)	21,703
Net increase (decrease) in cash, cash equivalents and restricted cash	25,579	(36,055)	(174,198)
Cash, cash equivalents and restricted cash at beginning of year	166,315	202,370	376,568
Cash, cash equivalents and restricted cash at end of year	$191,894	$166,315	$202,370

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
Cash and cash equivalents	191,877	163,111	202,134
Restricted cash included in other current assets	17	3,204	236
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$191,894	$166,315	$202,370

Cash paid during the year for:
Interest	$82,693	$56,451	$35,780
Income taxes	$77,059	$59,844	$77,607

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Operations and Accounting Policies

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

The Company's fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 29, 2019 ("fiscal year 2019"), December 30, 2018 ("fiscal year 2018") and December 31, 2017 ("fiscal year 2017") included 52 weeks. The fiscal year ending January 3, 2021 ("fiscal year 2020") will include 53 weeks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. See Note 7 below for additional details.

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. Non-amortizing intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. The intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Amortizing intangible assets are reviewed for impairment when indicators of impairment are present. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 13 below for additional details.

Stock-Based Compensation: The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model. The fair value is recognized as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected term and the expected price volatility of the underlying stock. The Company estimates the expected term assumption based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock, with implied volatility based on the implied volatility of publicly traded options on the Company’s common stock. The Company has one stock-based compensation plan from which it makes grants, which is described more fully in Note 19 below.

Marketable Securities and Investments:  Investments in debt securities that are classified as available for sale are recorded at their fair values with unrealized gains and losses included in accumulated other comprehensive (loss) income until realized. Investments in equity securities are recorded at their fair values with unrealized holding gains and losses included in earnings. Investments in equity securities without a readily available fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes included in earnings.

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

Restructuring and Other Costs: In recent fiscal years, the Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of its operations with its growth strategy, the integration of its business units and its productivity initiatives. In connection with these initiatives, the Company has recorded restructuring and other charges, as more fully described in Note 5 below, which include employee severance, other exit costs as well as costs of terminating certain lease agreements or contracts and other costs associated with relocating facilities. Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Prior to recording restructuring charges for employee separation agreements, the Company notifies all employees of termination. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to adoption of Accounting Standards Codification ("ASC") 842, Leases, costs related to lease terminations were recorded at the fair value of the liability based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property, at the date the Company ceased use.

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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions and adds guidance to reduce complexity in accounting for income taxes. Specifically, this guidance: (1) removes the intraperiod tax allocation exception to the incremental approach; (2) removes the ownership changes in investments exception in determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting and applies this provision on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption; and (3) removes the exception to using the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies accounting principles by making other changes, including requiring an entity to: (1) evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction; (2) make a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and to apply this provision retrospectively to all periods presented; and (3) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and apply this provision either retrospectively for all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The provisions of this guidance (except as specifically mentioned above) are to be applied prospectively upon their effective date. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted but requires simultaneous adoption of all provisions of this guidance. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019-04"). ASU 2019-04 clarifies certain aspects of previously issued accounting standards related to: (1) ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements ("ASU 2016-13"), in areas of accrued interest receivable, transfers of loans and debt securities between classifications, recoveries and prepayments, (2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), in areas of partial-term fair value hedges, fair value hedge basis adjustments, certain disclosures and transition requirements and (3) ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), in areas of remeasurement of equity securities under ASC 820, Fair Value Measurement, when using the measurement alternative and remeasurement of equity securities at historical exchange rates. The amendments related to ASU 2016-13 are required to be adopted in conjunction with that accounting standards update, as further described below. Since the Company has already adopted ASU 2017-12 and ASU 2016-01, the related amendments in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. The amendments to ASU 2017-12 can either be adopted retrospectively as of the date of adoption of ASU 2017-12 or they can be adopted prospectively. The amendments to ASU 2016-01 are required to be applied using a modified-retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the date of adoption of ASU 2016-01, except for those related to equity securities without readily determinable fair values that are measured using the measurement alternative, which are required to be applied prospectively. The standard was effective for the Company beginning on December 30, 2019, the first day of the Company's fiscal year 2020. The Company will apply the provisions of this guidance prospectively. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software (and hosting arrangements that include an internal-use software license). The provisions of this guidance are to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The standard was effective for the Company beginning on December 30, 2019, the first day of the Company's fiscal year 2020. The Company will apply the provisions of this guidance prospectively. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 adds, removes, and modifies certain disclosures related to fair value measurements. ASU 2018-13 adds requirements for an entity to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also modifies existing disclosure requirements related to measurement uncertainty. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. The standard was effective for the Company beginning on December 30, 2019, the first day of the Company's fiscal year 2020. The adoption is not expected to have a material impact on the Company's disclosures related to fair value measurements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Subsequent to the issuance of ASU 2016-13, in November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU 2018-19"), in April 2019, the FASB issued ASU 2019-04, and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief ("ASU 2019-05"). The amendments in ASU 2018-19 clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The amendments in ASU 2019-04 clarify the measurement of allowance for credit losses on accrued interest receivable; the inclusion of expected recoveries in the allowance for credit losses; the permission of a prepayment-adjusted effective interest rate when determining the allowance for credit losses; and the steps entities should take when recording the transfer of loans or debt securities between measurement classifications. The amendments in ASU 2019-05 provide an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis, for eligible financial assets measured at amortized cost basis upon adoption of ASU 2016-13, but this fair value option election does not apply to held-to-maturity debt securities. The effective date and transition requirements for the amendments in ASU 2018-19, ASU 2019-04 and ASU 2019-05 are the same as the effective date and transition requirements of ASU 2016-13, which is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. The standards were effective for the Company beginning on December 30, 2019, the first day of the Company's fiscal year 2020. The Company adopted these standards using the modified-retrospective approach. The adoption of the standard resulted in a decrease in retained earnings at December 30, 2019 of approximately $1.3 million from the cumulative effect of initially applying the standards as of that date. In addition, the adoption of the standard resulted in an increase in reserve for doubtful accounts of $1.7 million and an increase in deferred tax assets of $0.5 million from the tax impact of the cumulative adjustments. The adoption did not have an impact on cash from or used in operating, investing or financing activities in the Company's consolidated statement of cash flows at December 30, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company applied the modified retrospective approach, and applied the new leases standards at December 31, 2018, with a cumulative effect adjustment recognized in the opening balance of retained earnings in fiscal year 2019. As a lessee, the most significant impact of the standards relates to the recognition of the right-of-use assets and lease liabilities for the operating leases in the balance sheet. In addition, the Company had deferred gains from sale-leaseback transactions that are being amortized in operating expenses over the lease terms and the leases are accounted for as operating leases under ASC 840. Under the new standards, the Company recognized the deferred gains from the sales as a cumulative effect adjustment in retained earnings at December 31, 2018. The Company also derecognized the impact of its build-to-suit arrangements in which the Company was the deemed owner during the construction period, for which the construction is complete and the lease commenced before the initial date of adoption. The adoption of the standards resulted in an increase in retained earnings at December 31, 2018 of approximately $13.3 million for the cumulative effect of initially applying the standards as of that date. In addition, the adoption of the standards resulted in the recognition of right-of-use assets of approximately $199.5 million and lease liabilities of approximately $147.1 million, primarily related to the facilities operating leases, a decrease in property and equipment of approximately $34.6 million and an increase in deferred tax liabilities of $4.6 million for the tax impact of the cumulative adjustments. The adoption did not have an impact on cash from or used in operating, investing or financing activities in the Company's consolidated statement of cash flows at December 31, 2018.

Note 2:        Revenue

Nature of goods and services
The following is a description of principal activities, by reportable segments, from which the Company generates its revenue. For more detailed information about the reportable segments, see Note 24.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company sells its software subscriptions or software licenses with maintenance services and, in some cases, with consulting services. The Company recognizes revenue for the software upfront at the point in time when the software is made available to the customer. For maintenance and consulting services, revenue is recognized ratably over the period in which the services are provided. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. Subscription contracts are typically billed annually on the anniversary date of the contract. Software subscriptions and maintenance service contracts are non-cancelable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments
	For the fiscal year ended
	December 29, 2019			December 30, 2018
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$717,205	$401,591	$1,118,796	$680,117	$385,005	$1,065,122
Europe	495,768	291,610	787,378	494,707	283,385	778,092
Asia	533,188	444,311	977,499	518,387	416,395	934,782
	$1,746,161	$1,137,512	$2,883,673	$1,693,211	$1,084,785	$2,777,996

Primary end-markets
Diagnostics	$—	$1,137,512	$1,137,512	$—	$1,084,785	$1,084,785
Life sciences	977,200	—	977,200	934,690	—	934,690
Applied markets	768,961	—	768,961	758,521	—	758,521
	$1,746,161	$1,137,512	$2,883,673	$1,693,211	$1,084,785	$2,777,996

Timing of revenue recognition
Products and services transferred at a point in time	$1,276,499	$1,053,974	$2,330,473	$1,210,745	$1,002,213	$2,212,958
Services transferred over time	469,662	83,538	553,200	482,466	82,572	565,038
	$1,746,161	$1,137,512	$2,883,673	$1,693,211	$1,084,785	$2,777,996

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balances of contract assets as of December 29, 2019 and December 30, 2018 were $37.0 million and $31.9 million, respectively. The amount of unbilled receivables recognized at the beginning of fiscal year 2019 that were transferred to trade receivables during the fiscal year ended December 29, 2019 was $17.3 million. The increase in unbilled receivables during the fiscal year ended December 29, 2019 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $22.4 million. The amount of unbilled receivables recognized at the beginning of fiscal year 2018 that were transferred to trade receivables during the fiscal year ended December 30, 2018 was $21.9 million. The increase in unbilled receivables during the fiscal year ended December 30, 2018 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $31.1 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balances of contract liabilities as of December 29, 2019 and December 30, 2018 were $29.9 million and $30.8 million, respectively. The increase in contract liabilities during the fiscal year ended December 29, 2019 due to cash received, excluding amounts recognized as revenue during the period, was $20.4 million. The amount of revenue recognized during the fiscal year ended December 29, 2019 that was included in the contract liability balance at the beginning of the period was $21.2 million. The increase in contract liabilities during the fiscal year ended December 30, 2018 due to cash received, excluding amounts recognized as revenue during the period, was $23.6 million. The amount of revenue recognized during the fiscal year ended December 30, 2018 that was included in the contract liability balance at the beginning of the period was $21.8 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3:        Business Combinations
Acquisitions in fiscal year 2019
During the fiscal year 2019, the Company completed the acquisition of five businesses for aggregate consideration of $433.1 million in cash. The acquired businesses include Cisbio Bioassays SAS (“Cisbio”), a company based in Codolet, France, which was acquired for a total consideration of $219.9 million in cash, Shandong Meizheng Bio-Tech Co., Ltd. ("Meizheng Group"), a company headquartered in Beijing, China, for a total consideration of $166.5 million in cash, and three other businesses which were acquired for a total consideration of $46.6 million in cash. The Company has a potential obligation to pay the former shareholders of certain of these acquired businesses additional contingent consideration of up to $31.8 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Cisbio	Meizheng	Other
	(In thousands)
Fair value of business combination:
Cash payments	$219,795	$145,000	$45,042
Other liability	—	6,446	638
Contingent consideration	—	12,100	634
Working capital and other adjustments	138	2,961	302
Less: cash acquired	(12,542)	(2,108)	(1,334)
Total	$207,391	$164,399	$45,282
Identifiable assets acquired and liabilities assumed:
Current assets	$43,554	$15,160	$4,042
Property, plant and equipment	4,835	6,278	727
Other assets	100	32	481
Identifiable intangible assets:
Core technology	90,000	36,500	27,667
Trade names	5,000	4,900	1,310
Customer relationships	39,000	53,000	6,700
Goodwill	72,341	81,457	17,006
Deferred taxes	(34,886)	(21,231)	(6,658)
Debt assumed	—	(706)	(2,698)
Liabilities assumed	(12,553)	(10,991)	(3,295)
Total	$207,391	$164,399	$45,282

Acquisitions in fiscal year 2018
During fiscal year 2018, the Company completed the acquisition of four businesses for aggregate consideration of $105.8 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total purchase price for the acquisitions in fiscal year 2018 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

(In thousands)
Fair value of business combination:
Cash payments	$95,950
Other liability	3,354
Contingent consideration	6,200
Working capital and other adjustments	261
Less: cash acquired	(1,132)
Total	$104,633
Identifiable assets acquired and liabilities assumed:
Current assets	$4,905
Property, plant and equipment	1,166
Other assets	776
Identifiable intangible assets:
Core technology	31,956
Trade names	1,070
GC Libraries	2,065
Customer relationships	10,200
Goodwill	65,886
Deferred taxes	(9,049)
Debt assumed	(461)
Liabilities assumed	(3,881)
Total	$104,633

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EUROIMMUN's revenue and net loss for the period from the acquisition date to December 31, 2017 were $13.5 million and $1.0 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and EUROIMMUN as if the acquisition of EUROIMMUN had been completed at the beginning of fiscal year 2016:

December 31, 2017
(In thousands, except per share data)
Pro Forma Statement of Operations Information (Unaudited):
Revenue	$2,562,580
Income from continuing operations	143,459
Basic earnings per share:
Income from continuing operations	$1.31
Diluted earnings per share:
Income from continuing operations	$1.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma information for fiscal year 2017 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2017 unaudited pro forma income from continuing operations was adjusted to exclude approximately $9.8 million of acquisition-related transaction costs. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets.
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

The Company does not consider the acquisitions completed during fiscal years 2019, 2018 and 2017, with the exception of the EUROIMMUN acquisition, to be material to its consolidated results of operations; therefore, the Company is only presenting pro forma financial information of operations for the EUROIMMUN acquisition. The aggregate revenue and the results of operations for the acquisitions completed during fiscal year 2019 for the period from their acquisition dates to December 29, 2019 were not material. The aggregate revenue and the results of operations for the acquisitions completed during fiscal year 2018 for the period from their acquisition dates to December 30, 2018 were not material. The aggregate revenue for the acquisitions, with the exception of EUROIMMUN, completed during fiscal year 2017 for the period from their acquisition dates to December 31, 2017 was $38.5 million and the results of operations were not material. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

As of December 29, 2019, the allocations of purchase prices for acquisitions completed in fiscal years 2018 and 2017 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2019 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.

During fiscal year 2019, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocations. Based on this information, the Company recognized an increase in goodwill of $6.1 million, an increase in deferred tax liabilities of $5.1 million, a decrease in current assets of $1.6 million, a decrease in liabilities assumed of $0.4 million and a decrease in other assets of $0.1 million.

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
As of December 29, 2019, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $57.1 million. As of December 29, 2019, the Company has recorded contingent consideration obligations of $35.5 million, of which $20.8 million was recorded in accrued expenses and other current liabilities, and $14.7 million was recorded in long-term liabilities. As of December 30, 2018, the Company has recorded contingent consideration obligations of $69.7 million, of which $67.0 million was recorded in accrued expenses and other current liabilities, and $2.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 3.0 years from December 29, 2019, and the remaining weighted average expected earnout period at December 29, 2019 was 1.2 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.

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

Total acquisition and divestiture-related costs for fiscal years 2019 and 2018 were $6.6 million and $15.8 million, respectively. These amounts include $0.5 million of compensation expense related to the Tulip acquisition and $2.6 million of net foreign exchange loss related mainly to the Company's acquisition of Cisbio for fiscal year 2019, and $6.9 million of compensation expense and $0.7 million of net foreign exchange gain related to the foreign currency denominated stay bonus associated with the Tulip acquisition for fiscal year 2018. Acquisition-related interest expenses were minimal in fiscal year 2019 and $0.7 million in fiscal year 2018. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other (income) expense, net in the Company's consolidated statements of operations.

Note 4:	Disposition of Businesses and Assets

As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of December 29, 2019 and December 30, 2018.

The Company recorded the following pre-tax gains and losses, which have been reported as a net gain or loss on disposition of discontinued operations during the three fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
(Loss) gain on disposition of the Medical Imaging business	$—	$(793)	$179,615
Loss on disposition of Fluid Sciences business	—	(66)	—
(Loss) gain on disposition of discontinued operations before income taxes	$—	$(859)	$179,615

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal year 2018, the Company completed the sale of substantially all of the assets and liabilities related to its multispectral imaging business for aggregate consideration of $37.3 million, recognizing a pre-tax gain of $13.0 million. The pre-tax gain is included in interest and other expense, net in the consolidated statement of operations. The multispectral imaging business was a component of the Company's DAS segment. The divestiture of the multispectral imaging business has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.

During fiscal year 2017, the Company sold Suzhou PerkinElmer Medical Laboratory Co., Ltd. ("Suzhou") for aggregate consideration of $2.3 million, recognizing a pre-tax loss of $1.1 million. The pre-tax loss is included in interest and other expense, net in the consolidated statement of operations. Suzhou was a component of the Company's Diagnostics segment. The divestiture of Suzhou has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.

The summary pre-tax operating results of the discontinued operations were as follows during the three fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Revenue	$—	$—	$44,343
Cost of revenue	—	—	32,933
Selling, general and administrative expenses	—	—	5,869
Research and development expenses	—	—	4,891
Restructuring and other costs, net	—	—	—
Income from discontinued operations before income taxes	$—	$—	$650

The Company recorded a provision for (benefit from) income taxes of $0.2 million, $(1.3) million and $44.5 million on discontinued operations and dispositions in fiscal years 2019, 2018 and 2017, respectively.

Note 5:        Restructuring and Other Costs, Net

The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The activities associated with these plans have been reported as restructuring and other costs, net, as applicable, and are included as a component of income from continuing operations. The current portion of restructuring and other costs is recorded in short-term accrued restructuring and other costs and accrued expense and other current liabilities. The long-term portion of restructuring and other costs is recorded in long-term liabilities and operating lease liabilities.

The Company implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). The Company implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). The Company implemented a restructuring plan in each of the fourth and third quarters of fiscal year 2017 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q4 2017 Plan and "Q3 2017 Plan", respectively). The Company implemented a restructuring plan in the first quarter of fiscal year 2017 consisting of workforce reductions and the closure of excess facility space principally intended to focus resources on higher growth end markets (the "Q1 2017 Plan"). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate the Company's businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company's growth strategy (the "Previous Plans").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2019, 2018 and 2017 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q4 2019 Plan	22	$2,404	$177	$—	$—	$2,581	Q3 FY2020	—
Q3 2019 Plan	259	2,641	11,156	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	1,129	4,461	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	1,459	6,001	—	—	7,460	Q4 FY2019	—

Q4 2018 Plan	1	—	348	—	—	348	Q1 FY2019	—
Q3 2018 Plan	61	618	1,146	—	—	1,764	Q4 FY2019	—
Q1 2018 Plan	47	902	5,096	—	—	5,998	Q4 FY2019	—

Q4 2017 Plan	29	255	1,680	—	—	1,935	Q1 FY2019	—
Q3 2017 Plan	27	1,021	1,321	—	—	2,342	Q4 FY2018	—
Q1 2017 Plan	90	1,631	5,000	33	33	6,697	Q2 FY2018	Q2 FY2018

The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.

The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded additional pre-tax charges of $0.2 million, $5.0 million and $3.6 million in the Discovery & Analytical Solutions segment during fiscal years 2019, 2018 and 2017, respectively, and $0.2 million and $0.5 million during fiscal year 2019 and 2017, respectively, in the Diagnostics segment as a result of these contract terminations.

The Company recorded pre-tax charges of $0.8 million associated with relocating facilities during fiscal year 2019. The Company expects to make payments on these relocation activities through fiscal year 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 29, 2019, the Company had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities. At December 30, 2018, the Company had $6.2 million recorded for accrued restructuring and other costs, of which $4.8 million was recorded in short-term accrued restructuring and other costs and $1.4 million was recorded in long-term liabilities. The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during fiscal years 2019, 2018 and 2017 in continuing operations:

	Balance at January 1, 2017	2017 Charges and Changes in Estimates, Net	2017 Amounts Paid	Balance at December 31, 2017	2018 Charges and Changes in Estimates, Net	2018 Amounts Paid	Balance at December 30, 2018	2019 Charges and Changes in Estimates, Net	2019 Amounts Paid	Balance at December 29, 2019

Severance:
Q4 2019 Plan	$—	$—	$—	$—	$—	$—	$—	$2,581	$(1,692)	$889
Q3 2019 Plan	—	—	—	—	—	—	—	13,797	(7,486)	6,311
Q2 2019 Plan	—	—	—	—	—	—	—	5,590	(3,701)	1,889
Q1 2019 Plan	—	—	—	—	—	—	—	7,483	(5,354)	2,129
Q4 2018 Plan	—	—	—	—	348	—	348	3	(351)	—
Q3 2018 Plan(1)	—	—	—	—	2,054	(639)	1,415	(77)	(1,314)	24
Q1 2018 Plan(2)	—	—	—	—	5,998	(4,389)	1,609	(1,069)	(282)	258
Q4 2017 Plan	—	1,935	(16)	1,919	(381)	(1,538)	—	—	—	—
Q3 2017 Plan	—	2,342	(270)	2,072	(1,204)	(868)	—	—	—	—
Q1 2017 Plan(3)	—	6,631	(4,133)	2,498	(983)	(1,232)	283	(276)	(7)	—

Facility:
Q1 2017 Plan	—	66	(33)	33	—	(33)	—	—	—	—

Previous Plans(4)	10,424	(1,568)	(4,457)	4,399	570	(2,581)	2,388	117	(1,140)	1,365
Restructuring	10,424	9,406	(8,909)	10,921	6,402	(11,280)	6,043	28,149	(21,327)	12,865
Contract Termination	117	3,251	(320)	3,048	4,742	(7,653)	137	452	(401)	188
Other Costs	—	—	—	—	—	—	—	827	—	827
Total Restructuring and Other Liabilities	$10,541	$12,657	$(9,229)	$13,969	$11,144	$(18,933)	$6,180	$29,428	$(21,728)	$13,880
____________________________

(1)
During fiscal year 2019, the Company recognized pre-tax restructuring reversals of $0.4 million in the Diagnostics segment related to lower than expected costs associated with workforce reductions and an additional expense of $0.3 million in the Discovery & Analytical Solutions segment for the Q3 2018 Plan.

(2)
During fiscal year 2019, the Company recognized pre-tax restructuring reversals of $1.1 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Q1 2018 Plan.

(3)
During fiscal year 2019, the Company recognized pre-tax restructuring reversals of $0.3 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Q1 2017 Plan.

(4)
During fiscal year 2019, the Company recognized pre-tax restructuring expense of $0.1 million in the Discovery & Analytical Solutions segment related to higher than expected costs associated with workforce reductions for the Previous Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Interest and Other Expense, Net

Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 29, 2019	December 30, 2018	January 1, 2017

Interest income	$(1,495)	$(1,141)	$(2,571)
Interest expense	63,627	66,976	43,940
Loss (gain) on disposition of businesses and assets, net (see Note 4)	2,469	(12,844)	309
Debt extinguishment costs (see Note 14)	32,541	—	—
Other expense (income), net	27,689	13,210	(42,781)
Total interest and other expense, net	$124,831	$66,201	$(1,103)

Foreign currency transaction losses (gains) were $6.5 million, $(9.4) million and $(29.2) million in fiscal years 2019, 2018 and 2017, respectively. Net (gains) losses from forward currency hedge contracts were $(3.5) million, $11.7 million and $(4.5) million in fiscal years 2019, 2018 and 2017, respectively. The other components of net periodic pension cost (credit) were $25.3 million, $11.5 million and $(9.2) million in fiscal years 2019, 2018 and 2017, respectively. These amounts were included in other expense (income), net.

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

The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Unrecognized tax benefits, beginning of year	$33,009	$30,308	$29,607
Gross increases—tax positions in prior periods	4,433	6,931	749
Gross decreases—tax positions in prior periods	(2,183)	(1,622)	(828)
Gross increases—current-period tax positions	152	—	2,346
Settlements	(45)	(2,253)	(324)
Lapse of statute of limitations	—	(181)	(1,371)
Foreign currency translation adjustments	181	(174)	129
Unrecognized tax benefits, end of year	$35,547	$33,009	$30,308

The Company classifies interest and penalties as a component of income tax expense. At December 29, 2019 and December 30, 2018, the Company had accrued interest and penalties of $4.1 million and $2.5 million, respectively. During fiscal years 2019, 2018 and 2017, the Company recognized a net expense (benefit) of $1.6 million, $0.4 million and $(0.3) million, respectively, for interest and penalties in its total tax provision which includes settlements and statutes of limitations that had lapsed. At December 29, 2019, the Company had gross tax effected unrecognized tax benefits of $35.5 million, of which $33.8 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.

The Company believes that it is reasonably possible that approximately $2.4 million of its uncertain tax positions at December 29, 2019, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, China and the United States. The tax years under examination vary by jurisdiction.

During fiscal year 2019, the Company recorded net discrete income tax benefit of $23.4 million, of which $12.3 million was a result of a valuation allowance reversal, $4.9 million related to the recognition of excess tax benefits on stock compensation, $6.7 million related to provision to return adjustments, and $3.7 million was a result of tax elections made during fiscal year 2019. The preceding discrete benefits were partially offset by $2.7 million expense related to the one-time transition tax under the Tax Cut and Jobs Act (the "Tax Act") and additional discrete expense of $1.4 million related to other tax matters. During fiscal years 2018 and 2017, the Company recorded net discrete income tax benefits of $8.1 million and income tax expense of $98.6 million, respectively. The $8.1 million tax benefit in fiscal year 2018 was primarily due to a discrete benefit of $7.2 million related to the recognition of excess tax benefits on stock compensation, along with an additional discrete benefit of $2.0 million as a result of the Tax Act, partially offset by $1.1 million expense related to other tax matters. The $98.6 million of tax expense in fiscal year 2017 was primarily related to $106.5 million expense as a result of the Tax Act, partially offset by discrete benefits of $5.1 million related to the recognition of excess tax benefits on stock compensation and $2.8 million related to other tax matters.

The components of income from continuing operations before income taxes were as follows for the fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
U.S.	$29,252	$32,627	$3,743
Non-U.S.	207,890	225,056	292,975
Total	$237,142	$257,683	$296,718

On a U.S. income tax basis, the Company has reported significant taxable income over the three-year period ended December 29, 2019. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

The components of the provision for income taxes on continuing operations were as follows:

	Current Expense	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 29, 2019
Federal	$3,735	$(267)	$3,468
State	4,425	(1,574)	2,851
Non-U.S.	62,582	(59,512)	3,070
Total	$70,742	$(61,353)	$9,389
Fiscal year ended December 30, 2018
Federal	$7,938	$(5,250)	$2,688
State	2,345	2,572	4,917
Non-U.S.	61,028	(48,425)	12,603
Total	$71,311	$(51,103)	$20,208
Fiscal year ended December 31, 2017
Federal	$62,003	$35,435	$97,438
State	3,332	(792)	2,540
Non-U.S.	45,639	(5,789)	39,850
Total	$110,974	$28,854	$139,828

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total provision for (benefit from) income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Continuing operations	$9,389	$20,208	$139,828
Discontinued operations	195	(1,311)	44,522
Total	$9,584	$18,897	$184,350

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Tax at statutory rate	$49,799	$54,114	$103,851
Non-U.S. rate differential, net	(32,124)	(27,281)	(65,836)
U.S. taxation of multinational operations	4,251	7,047	5,408
State income taxes, net	1,941	2,028	1,810
Prior year tax matters	(5,103)	1,124	(2,888)
Effect of stock compensation	(2,053)	(6,331)	(5,067)
General business tax credits	(4,325)	(3,738)	(8,249)
Change in valuation allowance	(1,117)	(759)	1,951
Tax elections	(3,700)	—	—
Impact of U.S. Tax Act	2,718	(2,025)	106,538
Others, net	(898)	(3,971)	2,310
Total	$9,389	$20,208	$139,828

The variation in the Company's effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Singapore, Finland and The Netherlands, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $16.7 million in fiscal year 2019, $18.7 million in fiscal year 2018 and $55.9 million in fiscal year 2017. These amounts include $10.4 million in fiscal year 2019, $10.3 million in fiscal year 2018 and $10.1 million in fiscal year 2017 of benefits derived from tax holidays in China and Singapore. The effect of these benefits derived from tax holidays on basic and diluted earnings per share for fiscal year 2019 was $0.09 and $0.09, respectively, for fiscal year 2018 was $0.09 and $0.09, respectively, and for fiscal year 2017 was $0.09 and $0.09, respectively. The tax holiday in China is renewed every three years. The Company expects to renew the tax holiday of one of its subsidiaries in China that expired in fiscal year 2019. The tax holiday in one of the Company's subsidiaries in Singapore is scheduled to expire in fiscal year 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of December 29, 2019 and December 30, 2018 were as follows:

	December 29, 2019	December 30, 2018
	(In thousands)
Deferred tax assets:
Inventory	$4,662	$—
Reserves and accruals	46,817	39,487
Accrued compensation	18,953	21,709
Net operating loss and credit carryforwards	116,751	144,421
Accrued pension	35,890	31,146
Restructuring reserve	2,983	1,780
Deferred revenue	30,412	31,045
Operating lease liabilities	46,477	—
Total deferred tax assets	302,945	269,588
Deferred tax liabilities:
Inventory	—	(278)
Postretirement health benefits	(4,106)	(3,406)
Depreciation and amortization	(330,768)	(309,958)
Operating lease right-of-use assets	(42,774)	—
All other, net	(1,780)	(1,879)
Total deferred tax liabilities	(379,428)	(315,521)
Valuation allowance	(88,449)	(102,087)
Net deferred tax liabilities	$(164,932)	$(148,020)

The components of net deferred tax liabilities as of December 29, 2019 and December 30, 2018 were recognized in the consolidated balance sheets as follows:

	December 29, 2019	December 30, 2018
	(In thousands)
Other assets, net	$60,004	$79,312
Long-term liabilities	(224,936)	(227,332)
Total	$(164,932)	$(148,020)

At December 29, 2019, for income tax return purposes, the Company had U.S. federal net operating loss carryforwards of $33.6 million, state net operating loss carryforwards of $213.8 million, foreign net operating loss carryforwards of $408.7 million, state tax credit carryforwards of $6.7 million, general business tax credit carryforwards of $5.7 million, and foreign tax credit carryforwards of $0.1 million. These are subject to expiration in years ranging from 2020 to 2038, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards.

Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The decrease in the valuation allowance of $13.6 million in fiscal year 2019 is primarily due to the reversal of $12.3 million of valuation allowance related to the utilization of net operating loss carryforwards by some of the Company's non-U.S. subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax (liabilities) assets as of December 29, 2019 and December 30, 2018 were as follows:

	December 29, 2019	December 30, 2018
	(In thousands)
U.S.	$43,683	$52,469
Non-U.S.	(208,615)	(200,489)
Total	$(164,932)	$(148,020)

Historically, deferred income tax expense has not been provided on the cumulative undistributed earnings of the Company's international subsidiaries. In fiscal year 2018, the Company determined that previously undistributed earnings of certain international subsidiaries of $1.4 billion no longer met the requirements of indefinite reinvestment. The Company recognized $2.9 million of income tax expense in fiscal year 2018 associated with the change in its assertion. In addition, during fiscal years 2019 and 2018, the Company refined its calculations of the one-time transition tax and recorded a tax expense (benefit) of $2.7 million and $(4.6) million, respectively. The Company’s intent is to continue to reinvest the remaining undistributed earnings of its international subsidiaries indefinitely. While federal income tax expense has been recognized as a result of the Tax Act, the Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss. In addition, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. As of December 29, 2019, the amount of foreign earnings that the Company has the intent and ability to keep invested outside the U.S. indefinitely and for which no additional incremental tax cost has been provided, other than the $86.0 million from the one-time transition tax on deemed repatriation, was approximately $449.2 million. It is not practicable for the Company to calculate the unrecognized deferred tax liability related to such incremental tax costs on those earnings.

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

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Number of common shares—basic	110,827	110,561	109,857
Effect of dilutive securities:
Stock options	541	761	708
Restricted stock awards	133	212	294
Number of common shares—diluted	111,501	111,534	110,859
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	364	349	287

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9:	Accounts Receivable, Net

Accounts receivable, net as of December 29, 2019 and December 30, 2018 consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Accounts receivable, net, current	$725,184	$632,669
Long-term accounts receivable, net, included in Other assets	19,677	—
Total accounts receivable, net	$744,861	$632,669

Accounts receivable were net of reserves for doubtful accounts of $35.2 million and $30.6 million as of December 29, 2019 and December 30, 2018, respectively.

Note 10:	Inventories

Inventories as of December 29, 2019 and December 30, 2018 consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Raw materials	$130,673	$119,115
Work in progress	26,409	18,110
Finished goods	199,855	201,122
Total inventories	$356,937	$338,347

Note 11:	Property, Plant and Equipment, Net

Property, plant and equipment as of December 29, 2019 and December 30, 2018, consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
At cost:
Land	$5,272	$5,482
Building and leasehold improvements	250,639	272,277
Machinery and equipment	445,669	402,424
Total property, plant and equipment	701,580	680,183
Accumulated depreciation	(383,357)	(361,593)
Total property, plant and equipment, net	$318,223	$318,590

Depreciation expense on property, plant and equipment for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 was $49.7 million, $44.7 million and $31.3 million, respectively.

Note 12:	Marketable Securities and Investments

Investments as of December 29, 2019 and December 30, 2018 consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Marketable securities	$2,906	$2,447
Equity investments	29,228	16,783
	$32,134	$19,230

Marketable securities. Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.

The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income (loss) in the statements of stockholders’ equity, were not material in fiscal years 2019 and 2018. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.

Marketable securities classified as available for sale as of December 29, 2019 and December 30, 2018 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
		(In thousands)
December 29, 2019
Equity securities	$752	$1,109	$—	$(357)
Fixed-income securities	7	7	—	—
Other	2,147	2,210	—	(63)
	$2,906	$3,326	$—	$(420)
December 30, 2018
Equity securities	$671	$1,037	$—	$(366)
Fixed-income securities	22	22	—	—
Other	1,754	1,817	—	(63)
	$2,447	$2,876	$—	$(429)

Equity investments. The Company has equity interests in privately-held entities over which the Company neither has significant influence nor control. These equity investments are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes included in earnings. The Company also recognizes income for any dividends declared from distribution of investee’s earnings.

The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings that is included in Interest and other expense, net in the consolidated statements of operations. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

For investments without a readily available fair value, the Company evaluates the available information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
    The changes in the carrying amount of goodwill for fiscal years 2019 and 2018 are as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated

Balance at December 31, 2017	$1,344,235	$1,657,963	$3,002,198
Foreign currency translation	(32,189)	(35,289)	(67,478)
Acquisitions, earnouts and other	22,946	(5,058)	17,888
Balance at December 30, 2018	1,334,992	1,617,616	2,952,608
Foreign currency translation	(8,559)	(9,725)	(18,284)
Acquisitions, earnouts and other	172,387	4,516	176,903
Balance at December 29, 2019	$1,498,820	$1,612,407	$3,111,227

Identifiable intangible asset balances at December 29, 2019 by category and by business segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated

Patents	$28,122	$2,709	$30,831
Less: Accumulated amortization	(27,142)	(281)	(27,423)
Net patents	980	2,428	3,408
Trade names and trademarks	39,859	48,138	87,997
Less: Accumulated amortization	(23,632)	(16,663)	(40,295)
Net trade names and trademarks	16,227	31,475	47,702
Licenses	50,393	8,103	58,496
Less: Accumulated amortization	(47,607)	(2,126)	(49,733)
Net licenses	2,786	5,977	8,763
Core technology	390,116	298,973	689,089
Less: Accumulated amortization	(205,263)	(115,663)	(320,926)
Net core technology	184,853	183,310	368,163
Customer relationships	313,898	847,628	1,161,526
Less: Accumulated amortization	(156,967)	(221,221)	(378,188)
Net customer relationships	156,931	626,407	783,338
IPR&D	—	1,328	1,328
Net amortizable intangible assets	361,777	850,925	1,212,702
Non-amortizing intangible asset:
Trade name	70,584	—	70,584
Total	$432,361	$850,925	$1,283,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 30, 2018 by category and business segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated

Patents	$28,030	$14,616	$42,646
Less: Accumulated amortization	(25,978)	(11,775)	(37,753)
Net patents	2,052	2,841	4,893
Trade names and trademarks	29,811	48,335	78,146
Less: Accumulated amortization	(21,728)	(12,073)	(33,801)
Net trade names and trademarks	8,083	36,262	44,345
Licenses	50,178	3,127	53,305
Less: Accumulated amortization	(44,376)	(1,174)	(45,550)
Net licenses	5,802	1,953	7,755
Core technology	240,734	300,177	540,911
Less: Accumulated amortization	(189,033)	(76,711)	(265,744)
Net core technology	51,701	223,466	275,167
Customer relationships	222,892	866,635	1,089,527
Less: Accumulated amortization	(128,142)	(165,822)	(293,964)
Net customer relationships	94,750	700,813	795,563
IPR&D	—	1,360	1,360
Net amortizable intangible assets	162,388	966,695	1,129,083
Non-amortizing intangible asset:
Trade name	70,584	—	70,584
Total	$232,972	$966,695	$1,199,667

Total amortization expense related to definite-lived intangible assets was $164.3 million in fiscal year 2019, $135.9 million in fiscal year 2018 and $73.7 million in fiscal year 2017. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $188.8 million in fiscal year 2020, $173.0 million in fiscal year 2021, $156.6 million in fiscal year 2022, $132.6 million in fiscal year 2023, and $111.3 million in fiscal year 2024.

Note 14:	Debt

Senior Unsecured Revolving Credit Facility. On September 17, 2019, the Company terminated its previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.0 billion. The new senior unsecured revolving credit facility provides for revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the new credit agreement. As of December 29, 2019, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the new senior unsecured revolving credit facility. As of December 29, 2019, the Company had $663.2 million available for additional borrowing under the facility. The Company plans to use the new senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the new credit agreement) plus 50 basis points, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of December 29, 2019 was 102.0 basis points. The weighted average Eurocurrency interest rate as of December 29, 2019 was 1.67%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 2.68%, which was the interest applicable to the borrowings outstanding as of December 29, 2019. As of December 29, 2019, the new senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. As of December 30, 2018, the previous senior unsecured revolving credit facility had $418.0 million of outstanding borrowings, and $2.4 million of unamortized debt issuance costs. The credit agreement for the new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
5% Senior Unsecured Notes due in 2021. On October 25, 2011, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “November 2021 Notes”) in a registered public offering and received $493.6 million of net proceeds from the issuance. The November 2021 Notes were issued at 99.4% of the principal amount, which resulted in a discount of $3.1 million. On October 13, 2019, the Company redeemed all of its outstanding November 2021 Notes. The redemption of the November 2021 Notes resulted in a pre-tax, non-operating charge of $32.3 million. The non-operating charge consists of a make-whole premium payment of $31.3 million, partially offset by $1.0 million of proceeds received from a reverse treasury rate lock settlement, to call the November 2021 Notes and $2.0 million associated with the write-off of the existing deferred costs and original issue discount. As of December 30, 2018, the November 2021 Notes had an aggregate carrying value of $497.4 million, net of $1.1 million of unamortized original issue discount and $1.6 million of unamortized debt issuance costs.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs. As of December 30, 2018, the 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “April 2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The April 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of December 29, 2019, the April 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. As of December 30, 2018, the April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs. The April 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the April 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the April 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the April 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the April 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the April 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the April 2021 Notes) and a contemporaneous downgrade of the April 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the April 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, the Company issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under the Company’s previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the November 2021 Notes. Prior to June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require the Company to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $23.8 million (or €21.3 million) and $32.1 million (or €28.0 million) as of December 29, 2019 and December 30, 2018, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $23.7 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $6.3 million of the bank loans are secured by mortgages on real property and the remaining $17.5 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had secured bank loans in the amount of $1.9 million as of December 29, 2019, and unsecured revolving credit facilities and a secured bank loan in the amount of $5.8 million and $0.3 million, respectively, as of December 30, 2018. The unsecured revolving debt facilities had fixed interest at a rate of 2.3%. The secured bank loans of $1.9 million bear fixed annual interest rates between 1.95% and 21.5% and are required to be repaid in monthly installments until 2027.
Financing Lease Obligations. In fiscal year 2012, the Company entered into agreements with the lessors of certain buildings that the Company is currently occupying and leasing to expand those buildings. The Company provided a portion of the funds needed for the construction of the additions to the buildings, and as a result the Company was considered the owner of the buildings during the construction period. At the end of the construction period, the Company was not reimbursed by the lessors for all of the construction costs. The Company is therefore deemed to have continuing involvement and the leases qualify as financing leases under sale-leaseback accounting guidance, representing debt obligations for the Company and non-cash investing and financing activities. As a result, the Company capitalized $29.3 million in property, plant and equipment, net, representing the fair value of the buildings with a corresponding increase to debt. The Company has also capitalized $11.5 million in additional construction costs necessary to complete the renovations to the buildings, which were funded by the lessors, with a corresponding increase to debt. At December 30, 2018, the Company had $34.5 million recorded for these financing lease obligations, of which $1.5 million was recorded as short-term debt and $33.0 million was recorded as long-term debt. Prior to adoption of ASC 842, Leases ("ASC 842"), the buildings were depreciated on a straight-line basis over the terms of the leases to their estimated residual values, which will equal the remaining financing obligation at the end of the lease term. At the end of the lease term, the remaining balances in property, plant and equipment, net and debt will be reversed against each other. Upon adoption of ASC 842 in fiscal year 2019, the Company derecognized the impact of this build-to-suit arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s indebtedness as of December 29, 2019:

	Sr. Unsecured Revolving Credit Facility Maturing 2024	April 2021 Notes	2026 Notes	2029 Notes	Other Debt Facilities	Total
	(In thousands)
2020	$—	$—	$—	$—	$9,974	$9,974
2021	—	335,370	—	—	7,910	343,280
2022	—	—	—	—	3,759	3,759
2023	—	—	—	—	2,278	2,278
2024	325,377	—	—	—	1,287	326,664
2025 and thereafter	—	—	558,950	850,000	536	1,409,486
Total before unamortized discount and debt issuance costs	325,377	335,370	558,950	850,000	25,744	2,095,441
Unamortized discount and debt issuance costs	(3,356)	(1,194)	(6,756)	(10,120)	—	(21,426)
Total	$322,021	$334,176	$552,194	$839,880	$25,744	$2,074,015

Note 15:	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 29, 2019 and December 30, 2018 consisted of the following:

	December 29, 2019	December 30, 2018
	(In thousands)
Payroll and incentives	$77,892	$86,549
Employee benefits	42,405	44,060
Deferred revenue	164,261	155,064
Federal, non-U.S. and state income taxes	29,876	30,687
Other accrued operating expenses	188,898	212,467
Total accrued expenses and other current liabilities	$503,332	$528,827

Note 16:	Employee Benefit Plans

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $13.6 million in fiscal year 2019, $13.2 million in fiscal year 2018, and $12.5 million in fiscal year 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic pension cost (credit) for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Service and administrative costs	$6,598	$6,853	$4,951
Interest cost	16,546	16,146	16,707
Expected return on plan assets	(24,561)	(28,939)	(26,401)
Actuarial loss (gain)	27,134	17,146	(7,085)
Curtailment gain	(1,547)	—	—
Amortization of prior service (credit) cost	(152)	375	(195)
Net periodic pension cost (credit)	$24,018	$11,581	$(12,023)

The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1, Nature of Operations and Accounting Policies. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions. Actuarial gains and losses, including other components of periodic pension cost, are recognized in the line item "Interest and other expense, net" in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 29, 2019 and December 30, 2018.

	December 29, 2019		December 30, 2018
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$338,722	$304,710	$304,065	$283,310
Change in benefit obligations:
Projected benefit obligations at beginning of year	$311,168	$283,310	$343,410	$308,713
Service and administrative costs	4,248	2,350	4,528	2,325
Interest cost	5,448	11,098	5,484	10,662
Benefits paid and plan expenses	(12,778)	(21,162)	(13,081)	(19,709)
Participants’ contributions	162	—	176	—
Business acquisitions	—	—	537	—
Plan amendments	—	—	533	—
Plan curtailments	(1,420)	—	—	—
Actuarial loss (gain)	34,602	29,114	(13,141)	(18,681)
Effect of exchange rate changes	25	—	(17,278)	—
Projected benefit obligations at end of year	$341,455	$304,710	$311,168	$283,310
Change in plan assets:
Fair value of plan assets at beginning of year	$159,163	$234,342	$179,736	$253,427
Actual return on plan assets	19,873	41,270	(5,653)	(14,376)
Benefits paid and plan expenses	(12,778)	(21,162)	(13,081)	(19,709)
Employer’s contributions	8,200	—	8,480	15,000
Participants’ contributions	162	—	176	—
Effect of exchange rate changes	5,240	—	(10,495)	—
Fair value of plan assets at end of year	$179,860	$254,450	$159,163	$234,342
Net liabilities recognized in the consolidated balance sheets	$(161,595)	$(50,260)	$(152,005)	$(48,968)

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$36,699	$—	$31,419	$—
Current liabilities	(6,764)	—	(6,752)	—
Long-term liabilities	(191,530)	(50,260)	(176,672)	(48,968)
Net liabilities recognized in the consolidated balance sheets	$(161,595)	$(50,260)	$(152,005)	$(48,968)

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—	$(278)	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	1.34%	3.01%	2.07%	4.05%
Rate of compensation increase	3.36%	None	3.48%	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	December 29, 2019		December 30, 2018		December 31, 2017
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	2.07%	4.05%	1.99%	3.56%	2.06%	4.06%
Rate of compensation increase	3.48%	None	3.50%	None	3.64%	None
Expected rate of return on assets	5.30%	7.25%	5.90%	7.25%	6.00%	7.25%

The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	December 29, 2019	December 30, 2018
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$198,294	$183,424
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$195,657	$180,560
Fair value of plan assets	—	—

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 29, 2019 and December 30, 2018, and target asset allocations for fiscal year 2020 are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 3, 2021		December 29, 2019		December 30, 2018
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	0-5%	40-60%	—%	41%	48%	39%
Debt securities	85-90%	40-60%	87%	59%	51%	61%
Other	10-15%	0-10%	13%	—%	1%	—%
Total	100%	100%	100%	100%	100%	100%

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
During fiscal year 2017, for the plans in the United States, the Society of Actuaries issued an updated projection scale, MP-2017, as of December 31, 2017. The adoption of MP-2017 resulted in a $2.6 million decrease to the projected benefit obligation at December 31, 2017. During fiscal year 2018, the Society of Actuaries issued an updated projection scale, MP-2018, which incorporated an additional year (2016) of U.S. population data and reduced the life expectancy used to determine the projected benefit obligation. The Company adopted MP-2018 as of December 30, 2018. The adoption of MP-2018 resulted in a $1.0 million decrease to the projected benefit obligation at December 30, 2018. During fiscal year 2019, the Society of Actuaries issued an updated projection scale, MP-2019, which incorporated an additional year (2017) of U.S. population data and reduced the life expectancy used to determine the projected benefit obligation. The Company adopted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MP-2019 as of December 29, 2019. The adoption of MP-2019 resulted in a $4.4 million decrease to the projected benefit obligation at December 29, 2019. The changes to the projected benefit obligations due to the adoption of the mortality base table and projection scale are included within "Actuarial loss (gain)" in the Change in Benefit Obligations for fiscal years 2019 and 2018 above.

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
The fair values of the Company’s pension plan assets as of December 29, 2019 and December 30, 2018 by asset category, classified in the three levels of inputs described in Note 22 to the consolidated financial statements are as follows:

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,177	$6,177	$—	$—
Equity securities:
U.S. large-cap	57,797	57,797	—	—
International large-cap value	26,914	26,914	—	—
U.S. small mid-cap	2,700	2,700	—	—
Emerging markets growth	12,853	12,853	—	—
Domestic real estate funds	2,010	2,010	—	—
Foreign real estate funds	22,688	—	—	22,688
Fixed income securities:
Non-U.S. treasury securities	93,473	—	93,473	—
Corporate and U.S. debt instruments	139,300	47,104	92,196	—
Corporate bonds	29,846	—	29,846	—
High yield bond funds	5,734	5,734	—	—
Other types of investments:
Multi-strategy hedge funds	1,721	—	—	1,721
Non-U.S. government index linked bonds	33,097	—	33,097	—
Total assets measured at fair value	$434,310	$161,289	$248,612	$24,409

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 30, 2018 Using:
	Total Carrying Value at December 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,326	$6,326	$—	$—
Equity Securities:
U.S. large-cap	35,072	35,072	—	—
International large-cap value	24,175	24,175	—	—
U.S. small-cap	1,928	1,928	—	—
Emerging markets growth	11,993	11,993	—	—
Equity index funds	54,342	—	54,342	—
Domestic real estate funds	1,353	1,353	—	—
Foreign real estate funds	22,196	—	—	22,196
Commodity funds	886	886	—	—
Fixed income securities:
Non-U.S. Treasury Securities	23,352	—	23,352	—
Corporate and U.S. debt instruments	131,211	48,133	83,078	—
Corporate bonds	24,848	—	24,848	—
High yield bond funds	5,186	5,186	—	—
Other types of investments:
Multi-strategy hedge funds	16,934	—	—	16,934
Non-U.S. government index linked bonds	33,703	—	33,703	—
Total assets measured at fair value	$393,505	$135,052	$219,323	$39,130

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 29, 2019 compared to December 30, 2018. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

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

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2019, 2018 and 2017 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Foreign Real Estate Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at January 1, 2017	$—	$23,790	$23,790
Sales	—	(8,189)	(8,189)
Realized gains	—	1,542	1,542
Unrealized losses	—	(354)	(354)
Balance at December 31, 2017	—	16,789	16,789
Purchases	22,196	—	22,196
Unrealized gains	—	145	145
Balance at December 30, 2018	22,196	16,934	39,130
Sales	—	(15,586)	(15,586)
Realized gains	—	4,175	4,175
Unrealized gains (losses)	492	(3,802)	(3,310)
Balance at December 29, 2019	$22,688	$1,721	$24,409

With respect to plans outside of the United States, the Company expects to contribute $6.6 million in the aggregate during fiscal year 2020. During fiscal years 2019, 2018 and 2017, the Company contributed $8.2 million, $8.5 million and $8.4 million in the aggregate, respectively, to pension plans outside of the United States. During fiscal year 2018, the Company contributed $15.0 million to its defined benefit pension plan in the United States for the plan year 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2020	$11,540	$19,200
2021	12,006	19,346
2022	12,083	19,449
2023	12,362	19,561
2024	13,119	19,539
2025-2029	66,950	94,159

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 29, 2019 and December 30, 2018, the projected benefit obligations were $25.7 million and $22.1 million, respectively. Assets with a fair value of $2.1 million and $1.8 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of December 29, 2019 and December 30, 2018, respectively. Pension expenses and income for this plan netted to expense of $4.8 million in fiscal year 2019, income of $0.3 million in fiscal year 2018 and expense of $3.2 million in fiscal year 2017.

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

Net periodic postretirement medical benefit (credit) cost included the following components for the fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Service cost	$87	$106	$92
Interest cost	116	120	125
Expected return on plan assets	(1,175)	(1,254)	(1,114)
Actuarial (gain) loss	(1,776)	1,621	(741)
Net periodic postretirement medical benefit (credit) cost	$(2,748)	$593	$(1,638)

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of December 29, 2019 and December 30, 2018.

	December 29, 2019	December 30, 2018
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$583	$688
Active employees eligible to retire	362	408
Other active employees	1,966	2,317
Accumulated benefit obligations at beginning of year	2,911	3,413
Service cost	87	106
Interest cost	116	120
Benefits paid	(122)	(117)
Actuarial loss (gain)	108	(611)
Change in accumulated benefit obligations during the year	189	(502)
Retirees	611	583
Active employees eligible to retire	420	362
Other active employees	2,069	1,966
Accumulated benefit obligations at end of year	$3,100	$2,911
Change in plan assets:
Fair value of plan assets at beginning of year	$16,279	$17,374
Actual return on plan assets	2,937	(993)
Benefits reimbursements paid	—	(102)
Fair value of plan assets at end of year	$19,216	$16,279
Net assets recognized in the consolidated balance sheets	$16,116	$13,368

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$16,116	$13,368

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	3.09%	4.09%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial assumptions used to determine net cost during the year are as follows:

	December 29, 2019	December 30, 2018	December 31, 2017
Discount rate	4.09%	3.60%	4.11%
Expected rate of return on assets	7.25%	7.25%	7.25%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The fair values of the Company’s plan assets at December 29, 2019 and December 30, 2018 by asset category, classified in the three levels of inputs described in Note 22, are as follows:

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$408	$408	$—	$—
Equity securities:
U.S. large-cap	4,365	4,365	—	—
International large-cap value	2,033	2,033	—	—
U.S. small mid-cap	204	204	—	—
Emerging markets growth	971	971	—	—
Domestic real estate funds	152	152	—	—
Fixed income securities:
Corporate debt instruments	10,520	3,557	6,963	—
High yield bond funds	433	433	—	—
Other types of investments:
Multi-strategy hedge funds	130	—	—	130
Total assets measured at fair value	$19,216	$12,123	$6,963	$130

		Fair Value Measurements at December 30, 2018 Using:
	Total Carrying Value at December 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$390	$390	$—	$—
Equity securities:
U.S. large-cap	2,436	2,436	—	—
International large-cap value	1,679	1,679	—	—
U.S. small mid-cap	134	134	—	—
Emerging markets growth	833	833	—	—
Domestic real estate funds	94	94	—	—
Commodity funds	62	62	—	—
Fixed income securities:
Corporate debt instruments	9,115	3,344	5,771	—
High yield bond funds	360	360	—	—
Other types of investments:
Multi-strategy hedge funds	1,176	—	—	1,176
Total assets measured at fair value	$16,279	$9,332	$5,771	$1,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2019, 2018 and 2017 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Multi-strategy Hedge Funds
(In thousands)
Balance at January 1, 2017	$1,508
Sales	(562)
Realized gains	229
Unrealized losses	(24)
Balance at December 31, 2017	1,151
Unrealized gains	25
Balance at December 30, 2018	1,176
Sales	(1,074)
Realized gains	315
Unrealized losses	(287)
Balance at December 29, 2019	$130

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2020	$130
2021	146
2022	165
2023	177
2024	187
2025-2029	995

Deferred Compensation Plans: During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections, with the exception of Company 401(k) excess contributions for eligible participants, for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions by the Company. The obligations related to the deferred compensation plan totaled $1.1 million at each of December 29, 2019 and December 30, 2018.

Note 17:	Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $7.7 million and $7.9 million as of December 29, 2019 and December 30, 2018, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 29, 2019 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

A summary of warranty reserve activity for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 is as follows:

(In thousands)
Balance at January 1, 2017	$9,012
Provision charged to income	13,700
Payments	(14,245)
Adjustments to previously provided warranties, net	(815)
Foreign currency translation and acquisitions	1,398
Balance at December 31, 2017	9,050
Provision charged to income	13,545
Payments	(13,775)
Adjustments to previously provided warranties, net	(157)
Foreign currency translation and acquisitions	(270)
Balance at December 30, 2018	8,393
Provision charged to income	12,199
Payments	(14,613)
Adjustments to previously provided warranties, net	2,889
Foreign currency translation and acquisitions	(56)
Balance at December 29, 2019	$8,812

Note 19:	Stock Plans

Stock-Based Compensation:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance restricted stock units, performance units and stock grants, net of estimated forfeitures, included in the Company’s consolidated statements of operations for fiscal years 2019, 2018 and 2017:

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Cost of product and service revenue	$1,620	$1,466	$1,254
Research and development expenses	1,061	1,359	1,389
Selling, general and administrative expenses	28,833	25,942	22,778
Total stock-based compensation expense	$31,514	$28,767	$25,421

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $11.6 million in fiscal year 2019, $13.6 million in fiscal year 2018 and $14.5 million in fiscal year 2017. Stock-based compensation costs capitalized as part of inventory were $0.3 million as of each of December 29, 2019 and December 30, 2018. Stock compensation expense from acceleration of vesting of certain stock awards to the Company's former Chief Executive Officer was $7.7 million for fiscal year 2019.

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

	December 29, 2019	December 30, 2018	December 31, 2017
Risk-free interest rate	2.5%	3.0%	2.0%
Expected dividend yield	0.3%	0.4%	0.4%
Expected lives	5 years	5 years	5 years
Expected stock volatility	22.8%	20.7%	22.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the fiscal year ended December 29, 2019:

	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	1,765	$52.91
Granted	304	93.66
Exercised	(415)	47.60
Canceled	(3)	75.52
Forfeited	(116)	78.71
Outstanding at end of year	1,535	$60.42
Exercisable at end of year	954	$48.65

The aggregate intrinsic value for stock options outstanding at December 29, 2019 was $56.2 million with a weighted-average remaining contractual term of 3.8 years. The aggregate intrinsic value for stock options exercisable at December 29, 2019 was $46.2 million with a weighted-average remaining contractual term of 2.9 years. At December 29, 2019, there were 1.5 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $56.2 million and a weighted-average remaining contractual term of 3.8 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2019, 2018 and 2017 was $22.63, $17.56, and $11.83, respectively. The total intrinsic value of options exercised during fiscal years 2019, 2018 and 2017 was $19.1 million, $35.0 million, and $17.6 million, respectively. Cash received from option exercises for fiscal years 2019, 2018 and 2017 was $19.7 million, $24.8 million, and $18.0 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $6.7 million in fiscal year 2019, $5.4 million in fiscal year 2018 and $4.7 million in fiscal year 2017.

There was $6.3 million of total unrecognized compensation cost related to nonvested stock options granted as of December 29, 2019. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes restricted stock award activity for the fiscal year ended December 29, 2019:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	465	$61.72
Granted	163	94.80
Vested	(218)	55.20
Forfeited	(65)	76.72
Nonvested at end of year	345	$78.69

The fair value of restricted stock awards vested during fiscal years 2019, 2018 and 2017 was $12.0 million, $10.4 million, and $10.6 million, respectively. The total compensation expense recognized related to the restricted stock awards was $12.7 million in fiscal year 2019, $11.7 million in fiscal year 2018 and $10.3 million in fiscal year 2017.

As of December 29, 2019, there was $14.8 million of total unrecognized compensation cost, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 76,218 and 39,133 performance restricted stock units during fiscal years 2019 and 2018, respectively, that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during fiscal years 2019 and 2018 was $92.95 and $80.31, respectively. During fiscal year 2019, 18,777 performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $5.9 million in fiscal year 2019 and $3.2 million in fiscal year 2018. As of December 29, 2019, there were 145,114 performance restricted stock units outstanding.

Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. No performance units were granted during the fiscal year 2019. The Company granted 37,281 performance units and 49,845 performance units during fiscal years 2018 and 2017, respectively. The weighted-average per-share grant-date fair value of performance units granted during fiscal years 2018 and 2017 was $73.23 and $52.69, respectively. During fiscal years 2019, 2018 and 2017, 10,116 performance units, zero performance units and 15,139 performance units were forfeited, respectively. The total compensation expense related to performance units was $5.6 million, $7.7 million, and $8.7 million for fiscal years 2019, 2018 and 2017, respectively. As of December 29, 2019, there were 71,213 performance units outstanding subject to forfeiture, with a corresponding liability of $10.4 million recorded in accrued expenses and long-term liabilities.

Stock Awards:    The Company’s stock award program provides an annual equity award to non-employee directors. For fiscal years 2019, 2018 and 2017, the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee directors who serve for only a portion of the year. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2019, 2018 and 2017, the Company awarded 7,301 shares, 11,088 shares, and 12,006 shares, respectively, to non-employee directors. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2019, 2018 and 2017 was $95.84, $72.17, and $63.14, respectively. The total compensation expense recognized related to these stock awards was $0.7 million in fiscal year 2019 and $0.8 million in each of fiscal years 2018 and 2017.

Employee Stock Purchase Plan:

In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2019, the Company issued 33,843 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $82.25 per share. During fiscal year 2018, the Company issued 21,321 shares under this plan at a weighted-average price of $69.57 per share. During fiscal year 2017, the Company issued 36,769 shares under this plan at a weighted-average price of $67.09 per share. At December 29, 2019 there remains available for sale to employees an aggregate of 0.8 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20:	Stockholders’ Equity

Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, January 1, 2017	$(100,923)	$399	$(337)	$(100,861)
Current year change	54,341	(77)	79	54,343
Balance, December 31, 2017	(46,582)	322	(258)	(46,518)
Current year change	(123,388)	(77)	(9)	(123,474)
Reclassification to retained earnings upon adoption of ASU 2018-02	(6,489)	—	—	(6,489)
Balance, December 30, 2018	(176,459)	245	(267)	(176,481)
Current year change	(23,978)	807	6	(23,165)
Balance, December 29, 2019	$(200,437)	$1,052	$(261)	$(199,646)

During fiscal years 2019, 2018 and 2017, pre-tax credit (cost) of $0.8 million, $(0.1) million, and $(0.1) million, respectively, was reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic pension cost.

Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2019, the Company had no stock repurchases under the Repurchase Program. As of December 29, 2019, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
     In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the fiscal year 2019, the Company repurchased 68,536 shares of common stock for this purpose at an aggregate cost of $6.3 million. During fiscal year 2018, the Company repurchased 66,506 shares of common stock for this purpose at an aggregate cost of $5.2 million. During fiscal year 2017, the Company repurchased 78,644 shares of common stock for this purpose at an aggregate cost of $4.4 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2019 and 2018. At December 29, 2019, the Company had accrued $7.8 million for a dividend declared on October 24, 2019 for the fourth quarter of fiscal year 2019 that was paid in February 2020. On January 23, 2020, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2020 that will be payable in May 2020. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 21:	Derivatives and Hedging Activities

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

Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $277.6 million at December 29, 2019, $223.3 million at December 30, 2018, and $212.1 million at December 31, 2017, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2019, 2018 and 2017.

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

The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018, and combined Euro notional amounts of €57.2 million and combined U.S. Dollar notional amounts of $1.3 billion as of December 31, 2017. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the fiscal years 2019 and 2018. The Company paid $1.3 million and $34.1 million during the fiscal years 2019 and 2018, respectively, from the settlement of these hedges.

During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 29, 2019, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €203.3 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $4.9 million and $9.3 million during the fiscal years 2019 and 2018, respectively.
During fiscal year 2018, the Company designated the April 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the April 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 29, 2019, the total notional amount of the April 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $8.0 million and $27.5 million during the fiscal years 2019 and 2018, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. On December 29, 2019, the fair value of the cross-currency swap was $0.3 million, which was recorded in AOCI.
In connection with the early redemption of the November 2021 Notes, on September 11, 2019, the Company entered into a reverse treasury rate lock agreement with a financial intermediary with a notional amount of $500.0 million. The Company entered into the reverse treasury rate lock agreement in order to hedge the variability in the redemption payment on the entire principal amount of the November 2021 Notes. The reverse treasury rate lock substantively fixed the present value of the forecasted debt make-whole payment, which was priced on October 10, 2019, to mitigate risk associated with the changes in the 2-year U.S. treasury yield. The Company received $1.0 million upon settlement of the reverse treasury rate lock agreement.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive (loss) income into interest and other expense, net within the next twelve months.

Note 22:	Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 29, 2019.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2019 and 2018. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 29, 2019 and December 30, 2018 classified in one of the three classifications described above:

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,906	$2,906	$—	$—
Foreign exchange derivative assets	451	—	451	—
Foreign exchange derivative liabilities	(1,538)	—	(1,538)	—
Contingent consideration	(35,481)	—	—	(35,481)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 30, 2018 Using:
	Total Carrying Value at December 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,447	$2,447	$—	$—
Foreign exchange derivative assets	750	—	750	—
Foreign exchange derivative liabilities, net	(594)	—	(594)	—
Contingent consideration	(69,661)	—	—	(69,661)

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

Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both December 29, 2019 and December 30, 2018, none of the master netting arrangements involved collateral.

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
During fiscal year 2015, the Company acquired all the shares of Vanadis. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The key assumptions used to determine the fair value of the contingent consideration included projected milestone dates of 2016 to 2019, discount rates ranging from 3.1% to 11.3%, conditional probabilities of success of each individual milestone ranging from 85% to 95% and cumulative probabilities of success for each individual milestone ranging from 53% to 90%. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During fiscal year 2019, the Company updated the fair value of the contingent consideration and recorded a liability of $19.0 million as of December 29, 2019. The key assumptions used to determine the fair value of the contingent consideration as of December 29, 2019 included projected milestone dates within fiscal year 2020, discount rates ranging from 3.5% to 4.4%, conditional and cumulative probabilities of success of each individual milestone ranging from 95% to 98%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
During the fiscal years 2019 and 2018, the Company recorded a contingent consideration obligation relating to other acquisitions with an estimated fair value of $12.7 million and $6.5 million, respectively. During the fiscal year 2019, the Company paid $50.9 million of contingent consideration, of which $29.9 million was included in financing activities and $20.9 million was included in operating activities in the consolidated statements of cash flows. During the fiscal year 2018, the Company paid $16.5 million of contingent consideration, of which $12.8 million was included in financing activities and $3.7 million was included in operating activities in the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 29, 2019, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $57.1 million. The expected maximum earnout period for acquisitions with open contingency period does not exceed 3.0 years from December 29, 2019, and the remaining weighted average expected earnout period at December 29, 2019 was 1.2 years.

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

(In thousands)
Balance at January 1, 2017	$(63,201)
Amounts paid and foreign currency translation	35
Change in fair value (included within selling, general and administrative expenses)	(2,162)
Balance at December 31, 2017	(65,328)
Additions	(6,200)
Amounts paid and foreign currency translation	16,506
Change in fair value (included within selling, general and administrative expenses)	(14,639)
Balance at December 30, 2018	(69,661)
Additions	(12,734)
Amounts paid and foreign currency translation	50,795
Change in fair value (included within selling, general and administrative expenses)	(3,881)
Balance at December 29, 2019	$(35,481)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of December 29, 2019, the Company’s new senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $322.0 million, net of $3.4 million of unamortized debt issuance costs. As of December 30, 2018, the Company's previous senior unsecured revolving credit facility had a carrying value of $415.6 million, net of $2.4 million of unamortized debt issuance costs. The interest rate on the Company’s new senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2019. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs as of December 29, 2019. The 2026 Notes had an aggregate carrying value of $564.5 million, net of $4.0 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs as of December 30, 2018. The 2026 Notes had a fair value of €518.5 million and €496.1 million as of December 29, 2019 and December 30, 2018, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's April 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs as of December 29, 2019. The April 2021 Notes had an aggregate carrying value of $341.3 million, net of $0.1 million of unamortized original issue discount and $2.0 million of unamortized debt issuance costs as of December 30, 2018. The April 2021 Notes had a fair value of €301.9 million and €300.5 million as of December 29, 2019 and December 30, 2018. The fair value of the April 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2029 Notes, with a face value of $850.0 million, had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs as of December 29,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019. The 2029 Notes had a fair value of $872.3 million as of December 29, 2019. The fair value of the 2029 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company’s other debt facilities had an aggregate carrying value of $25.7 million and $38.2 million as of December 29, 2019 and December 30, 2018, respectively. As of December 29, 2019, these consisted of bank loans in the aggregate amount of $25.6 million bearing fixed interest rates between 1.1% and 21.5% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during fiscal year 2019. Consequently, the carrying value approximates fair value.
As of December 29, 2019, the April 2021 Notes, 2026 Notes, 2029 Notes and other debt facilities were classified as Level 2.
As of December 29, 2019, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 23:	Leases
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
As a lessor, the Company applies the practical expedient to not separate non-lease components from the associated lease component and instead accounts for those components as a single component if the non-lease components otherwise would be accounted for under ASC 606, Revenue From Contracts With Customers (“ASC 606”), and both of the following criteria are met: 1) the timing and pattern of transfer of the non-lease component or components and associated lease component are the same; and 2) the lease component, if accounted for separately, would be classified as an operating lease. If the non-lease component or components associated with the lease component are the predominant component of the combined component, the Company accounts for the combined component in accordance with ASC 606. Otherwise, the Company accounts for the combined component as an operating lease in accordance with ASC 842.
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
The components of lease expense were as follows:

December 29, 2019
(In thousands)
Lease cost:
Operating lease cost	61,205

Supplemental cash flow information related to leases was as follows:

December 29, 2019
(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	50,155

Supplemental balance sheet information related to leases was as follows:

December 29, 2019
(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$167,276

Accrued expenses and other current liabilities	$36,573
Operating lease liabilities	146,399
Total operating liabilities	$182,972

Weighted Average Remaining Lease Term in Years
Operating leases	7.5

Weighted Average Remaining Discount Rate
Operating leases	3.3%

Maturities of lease liabilities as of December 29, 2019 were as follows:

Operating Leases
(In thousands)
2020	$44,512
2021	36,958
2022	25,419
2023	19,594
2024	17,721
2025 and thereafter	66,808
Total lease payments	211,012
Less imputed interest	(28,040)
Total	$182,972

Under ASC 840, minimum rental commitments under noncancelable operating leases as of December 30, 2018 were as follows: $56.4 million in fiscal year 2019, $46.6 million in fiscal year 2020, $33.5 million in fiscal year 2021, $22.1 million in fiscal year 2022, $15.6 million in fiscal year 2023 and $67.6 million in fiscal year 2024 and thereafter.

Lessor Disclosures
Certain of the Company's contracts require that it place its instrument at the customer's site and sell reagents to the customer. As the predominant component in these contracts are the sales of reagents, the Company accounts for the combined component under ASC 606 only when both of the criteria above are met. When only one of the criteria above is met, the Company accounts for the non-lease component under ASC 606 and the lease component under ASC 842. Profit or loss, interest income and aggregate net investment in sales-type leases that did not qualify for the practical expedient are not material to the Company.

Note 24:	Industry Segment and Geographic Area Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below for the fiscal years ended:

	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$1,054,862	$1,010,899	$941,328
Service revenue	691,299	682,312	637,131
Total revenue	1,746,161	1,693,211	1,578,459
Operating income from continuing operations(1)	238,331	230,481	205,259
Diagnostics
Product revenue	962,180	924,594	536,086
Service revenue	175,332	160,191	142,437
Total revenue	1,137,512	1,084,785	678,523
Operating income from continuing operations	189,330	153,196	146,862
Corporate
Operating loss from continuing operations(2)	(65,688)	(59,793)	(56,506)
Continuing Operations
Product revenue	2,017,042	1,935,493	1,477,414
Service revenue	866,631	842,503	779,568
Total revenue	2,883,673	2,777,996	2,256,982
Operating income from continuing operations	361,973	323,884	295,615
Interest and other expense, net (see Note 6)	124,831	66,201	(1,103)
Income from continuing operations before income taxes	$237,142	$257,683	$296,718
____________________________

(1)
Legal costs for significant litigation matters in the Company's Discovery & Analytical Solutions segment were $2.2 million, $5.3 million and $2.7 million for fiscal years 2019, 2018 and 2017, respectively. Legal costs for significant litigation matters in the Company's Diagnostics segment were $0.1 million and $0.2 million for fiscal years 2019 and 2018, respectively.

(2)	Stock compensation expense from acceleration of executive compensation was $7.7 million for fiscal year 2019.

Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended December 29, 2019:

	Depreciation and Amortization Expense			Capital Expenditures
	December 29, 2019	December 30, 2018	December 31, 2017	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)			(In thousands)
Discovery & Analytical Solutions	$74,445	$70,362	$72,590	$27,778	$34,852	$26,200
Diagnostics	136,476	107,434	31,204	46,863	54,737	11,262
Corporate	3,104	2,792	1,206	1,690	3,664	1,627
Continuing operations	$214,025	$180,588	$105,000	$76,331	$93,253	$39,089
Discontinued operations	$—	$—	$929	$—	$—	$182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Discovery & Analytical Solutions	$3,082,917	$2,567,054	$2,611,737
Diagnostics	3,368,598	3,358,964	3,447,437
Corporate	87,049	49,504	32,289
Total assets	$6,538,564	$5,975,522	$6,091,463

The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended December 29, 2019 and net long-lived assets based on physical location as of December 29, 2019 and December 30, 2018:

	Revenue
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
U.S.	$974,187	$906,398	$837,018
International:
China	581,688	559,865	374,931
Germany	146,577	142,411	91,669
Italy	101,461	95,908	77,477
India	97,423	92,327	84,812
France	96,994	97,990	80,153
Japan	82,478	79,238	76,322
United Kingdom	70,703	72,124	65,164
Other international	732,162	731,735	569,436
Total international	1,909,486	1,871,598	1,419,964
Total sales	$2,883,673	$2,777,996	$2,256,982

	Net Long-Lived Assets*
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
U.S.	$269,183	$201,649	$210,116
International:
Germany	119,612	99,181	88,249
China	71,216	61,261	64,815
United Kingdom	51,659	33,429	28,028
Finland	29,052	16,211	14,764
Singapore	23,063	14,942	9,240
India	19,691	14,636	14,820
Italy	14,152	11,324	10,334
Brazil	9,126	8,237	7,963
Poland	7,216	3,212	2,269
Canada	6,485	5,454	5,201
Other international	39,150	20,775	20,245
Total international	390,422	288,662	265,928
Total net long-lived assets	$659,605	$490,311	$476,044

* Long-lived assets consist of property and equipment, net, operating lease right-of-use assets, rental equipment, software and other long-term assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25:	Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
	(In thousands, except per share data)
December 29, 2019
Revenue	$648,737	$722,517	$706,923	$805,496	$2,883,673
Gross profit	307,806	347,793	342,275	398,181	1,396,055
Restructuring and other costs, net	7,639	6,161	14,068	1,560	29,428
Operating income from continuing operations	53,330	91,735	78,660	138,248	361,973
Income from continuing operations before income taxes	36,765	71,827	63,254	65,296	237,142
Income from continuing operations	35,453	69,141	58,610	64,549	227,753
Loss from discontinued operations and dispositions	(41)	(54)	(52)	(48)	(195)
Net income	35,412	69,087	58,558	64,501	227,558
Basic earnings per share:
Income from continuing operations	$0.32	$0.62	$0.53	$0.58	$2.06
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Net income	0.32	0.62	0.53	0.58	2.06
Diluted earnings per share:
Income from continuing operations	$0.32	$0.62	$0.53	$0.58	$2.04
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Net income	0.32	0.62	0.52	0.58	2.04
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

December 30, 2018
Revenue	$643,972	$703,362	$674,313	$756,349	$2,777,996
Gross profit	292,222	340,140	332,327	376,250	1,340,939
Restructuring and other costs, net	6,578	—	6,508	(1,942)	11,144
Operating income from continuing operations	39,935	88,064	80,202	115,683	323,884
Income from continuing operations before income taxes	28,505	71,708	78,041	79,429	257,683
Income from continuing operations	26,035	64,673	75,445	71,322	237,475
(Loss) gain from discontinued operations and dispositions	(11)	(610)	1,103	(30)	452
Net income	26,024	64,063	76,548	71,292	237,927
Basic earnings per share:
Income from continuing operations	$0.24	$0.59	$0.68	$0.64	$2.15
(Loss) gain from discontinued operations and dispositions	(0.00)	(0.01)	0.01	(0.00)	0.00
Net income	0.24	0.58	0.69	0.64	2.15
Diluted earnings per share:
Income continuing operations	$0.23	$0.58	$0.68	$0.64	$2.13
(Loss) gain from discontinued operations and dispositions	(0.00)	(0.01)	0.01	(0.00)	0.00
Net income	0.23	0.57	0.69	0.64	2.13
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28
____________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
The fourth quarter of fiscal year 2019 includes a pre-tax loss of $31.2 million as a result of the mark-to-market adjustment on postretirement benefit plans. The fourth quarter of fiscal year 2018 includes a pre-tax loss of $21.4 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 29, 2019, our internal control over financial reporting was effective based on those criteria.

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PerkinElmer, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2019 of the Company and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the adoption of FASB Accounting Standards Codification Topic 842, Leases, on December 31, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2020

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2020 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.
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

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2020 under the captions “Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2020 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2020 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2020 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2020 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2020 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 29, 2019

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 29, 2019

Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 29, 2019

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 29, 2019

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
2.1
Share Sale and Transfer Agreement, dated June 16, 2017, by and among PerkinElmer, Inc., Prof. Dr. Winfried Stöcker and Stöcker Vermögensverwaltungsgesellschaft mbH & Co. KG, filed with the Commission on August 8, 2017 as Exhibit 2.2 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

2.2
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

4.2	Description of PerkinElmer, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, attached hereto as Exhibit 4.2.

4.3
Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

Exhibit No.	Exhibit Title
4.4
Supplemental Indenture dated as of October 25, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

4.5
Second Supplemental Indenture dated as of December 22, 2011 between PerkinElmer, Inc. and U.S. Bank National Association, filed with the Commission on February 28, 2012 as Exhibit 4.4 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

4.6
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

4.8
Fourth Supplemental Indenture, dated as of April 11, 2018, among PerkinElmer, Inc., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of note contained therein) filed with the Commission on April 11, 2018 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference

4.9
Paying Agency Agreement, dated as of April 11, 2018, among PerkinElmer, Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, UK Branch, as paying agent, filed with the Commission on April 11, 2018 as Exhibit 4.3 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference.

4.10
Fifth Supplemental Indenture, dated as of September 12, 2019, by and between PerkinElmer, Inc. and U.S. Bank National Association, as trustee (including the form of note contained therein) filed with the Commission on September 12, 2019 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference.

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

10.2
First Amendment to Credit Agreement, dated as of October 21, 2019, among PerkinElmer, Inc., PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V., as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, attached hereto as Exhibit 10.2.

10.3*	Employment Contracts:

(1) Amended and Restated Employment Agreement, dated as of August 21, 2019, by and between Dr. Prahlad R. Singh and the Registrant, filed with the Securities and Exchange Commission on August 21, 2019 as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-05075) and incorporated herein by reference.

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

(4) Form of Amendment, entered into by and between PerkinElmer, Inc. and Joel S. Goldberg on December 3, 2010 filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

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

(9) Employment Agreement between Tajinder Vohra and PerkinElmer, Inc. dated January 29, 2018, filed with the Commission on May 8, 2018 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

(10) Employment Agreement between James Mock and PerkinElmer, Inc., dated as of April 10, 2018, filed with the Commission on April 13, 2018 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.4*
PerkinElmer, Inc.'s 2009 Incentive Plan, filed with the Commission on March 12, 2014 as Appendix A to our definitive proxy statement on Schedule 14A (File No. 001-05075) and herein incorporated by reference.

10.5*
PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.6*
First Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.7*	PerkinElmer, Inc.'s 2008 Supplemental Executive Retirement Plan, filed with the Commission on December 12, 2008 as Exhibit 10.2 to our current report on Form 8-K and herein incorporated by reference.

10.8*
PerkinElmer, Inc.'s Performance Unit Program Description, filed with the Commission on February 26, 2009 as Exhibit 10.10 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.9*
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

10.14*
Form of 162(m)-compliant Restricted Stock Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.19 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.15*
Form of 162(m)-compliant Restricted Stock Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.20 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.16*
Form of 162(m)-compliant Restricted Stock Unit Agreement with single-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.21 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.17*
Form of 162(m)-compliant Restricted Stock Unit Agreement with double-trigger acceleration for use under the 2009 Incentive Plan, filed with the Commission on February 28, 2017 as Exhibit 10.22 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.18*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2012, as further amended, filed with the Commission on February 26, 2019 as Exhibit 10.25 to our annual report on Form 10-K (file No. 001-05075) and herein incorporated by reference.

10.19*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, as further amended, filed with the Commission on February 26, 2019 as Exhibit 10.26 to our annual report on Form 10-K (file No. 001-05075) and herein incorporated by reference.

10.20*	PerkinElmer, Inc. Amended and Restated Global Incentive Compensation Plan (Executive Officers) effective December 30, 2019, attached hereto as Exhibit 10.20.

10.21*
PerkinElmer, Inc.'s 2019 Incentive Plan, filed with the Commission on March 13, 2019 as Appendix B to our definitive proxy statement on Schedule 14A (File No. 001-05075) and herein incorporated by reference.

10.22*
Form of Restricted Stock Unit Agreement for grants to non-employee directors under the 2019 Incentive Plan, filed with the Commission on April 24, 2019 as Exhibit 99.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.23*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 24, 2019 as Exhibit 99.3 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.24*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 24, 2019 as Exhibit 99.4 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.25*
Form of Stock Option Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 24, 2019 as Exhibit 99.5 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.26*
Form of Stock Option Agreement with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 24, 2019 as Exhibit 99.6 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.27*
Form of Restricted Stock Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 24, 2019 as Exhibit 99.7 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.28*
Form of Restricted Stock Agreement with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 24, 2019 as Exhibit 99.8 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

Exhibit No.	Exhibit Title
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

____________________________

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 29, 2019, (ii) Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 29, 2019, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 29, 2019, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2019, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 29, 2019

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended December 31, 2017	$29,212	$2,038	$(1,900)	$1,931	$31,281
Year ended December 30, 2018	31,281	2,503	(2,295)	(899)	30,590
Year ended December 29, 2019	30,590	6,853	(3,009)	798	35,232
____________________________

(1)	Other amounts primarily relate to the impact of acquisitions, discontinued operations and foreign exchange movements.

Item 16.	Form 10-K Summary

Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/S/ PRAHLAD SINGH, PhD	President and Chief Executive Officer	February 25, 2020
	Prahlad Singh, PhD	(Principal Executive Officer)

By:	/S/ JAMES M. MOCK	Sr. Vice President and	February 25, 2020
	James M. Mock	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 25, 2020
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of PerkinElmer, Inc., hereby severally constitute Prahlad Singh and James M. Mock, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable PerkinElmer, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ PRAHLAD SINGH, PhD	President, Chief Executive Officer and Director	February 25, 2020
	Prahlad Singh, PhD	(Principal Executive Officer)

By:	/S/ JAMES M. MOCK	Sr. Vice President and	February 25, 2020
	James M. Mock	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President and	February 25, 2020
	Andrew Okun	Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ PETER BARRETT	Director	February 25, 2020
Peter Barrett

By:	/S/ SAMUEL R. CHAPIN	Director	February 25, 2020
Samuel R. Chapin

By:	/S/ SYLVIE GRÉGOIRE, PharmD	Director	February 25, 2020
Sylvie Grégoire, PharmD

By:	/S/ ALEXIS P. MICHAS	Director	February 25, 2020
Alexis P. Michas

By:	/S/ PATRICK J. SULLIVAN	Director	February 25, 2020
Patrick J. Sullivan

By:	/S/ FRANK WITNEY, PhD	Director	February 26, 2019
Frank Witney, PhD

By:	/S/ PASCALE WITZ	Director	February 25, 2020
Pascale Witz