Form 10-Q
period 2020-04-05
PERKINELMER INC
filed 2020-05-12
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 7, 2020, there were outstanding 111,386,181 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands, except per share data)
Product revenue	$425,529	$438,722
Service revenue	226,867	210,015
Total revenue	652,396	648,737
Cost of product revenue	206,190	206,276
Cost of service revenue	138,183	134,655
Total cost of revenue	344,373	340,931
Selling, general and administrative expenses	208,569	198,857
Research and development expenses	48,914	47,980
Restructuring and other costs, net	5,858	7,639
Operating income from continuing operations	44,682	53,330
Interest and other expense, net	9,993	16,565
Income from continuing operations before income taxes	34,689	36,765
Provision for income taxes	974	1,312
Income from continuing operations	33,715	35,453
Loss on disposition of discontinued operations before income taxes	—	—
Provision for income taxes on discontinued operations and dispositions	50	41
Loss from discontinued operations and dispositions	(50)	(41)
Net income	$33,665	$35,412
Basic earnings per share:
Income from continuing operations	$0.30	$0.32
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$0.30	$0.32
Diluted earnings per share:
Income from continuing operations	$0.30	$0.32
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$0.30	$0.32
Weighted average shares of common stock outstanding:
Basic	111,121	110,543
Diluted	111,644	111,293
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Net income	$33,665	$35,412
Other comprehensive loss:
Foreign currency translation adjustments	(78,593)	3,066
Unrealized loss on securities, net of tax	(88)	(120)
Other comprehensive (loss) income	(78,681)	2,946
Comprehensive (loss) income	$(45,016)	$38,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 5, 2020	December 29, 2019
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$195,146	$191,877
Accounts receivable, net	626,150	725,184
Inventories	393,164	356,937
Other current assets	127,366	100,381
Total current assets	1,341,826	1,374,379
Property, plant and equipment:
At cost	703,266	701,580
Accumulated depreciation	(389,409)	(383,357)
Property, plant and equipment, net	313,857	318,223
Operating lease right-of-use assets	196,319	167,276
Intangible assets, net	1,200,288	1,283,286
Goodwill	3,051,694	3,111,227
Other assets, net	280,412	284,173
Total assets	$6,384,396	$6,538,564
Current liabilities:
Current portion of long-term debt	$9,654	$9,974
Accounts payable	233,227	235,855
Short-term accrued restructuring and other costs	11,298	11,559
Accrued expenses and other current liabilities	473,853	503,332
Current liabilities of discontinued operations	2,112	2,112
Total current liabilities	730,144	762,832
Long-term debt	2,010,525	2,064,041
Long-term liabilities	704,154	751,468
Operating lease liabilities	179,827	146,399
Total liabilities	3,624,650	3,724,740
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,306,000 shares and 111,140,000 shares at April 5, 2020 and December 29, 2019, respectively	111,306	111,140
Capital in excess of par value	90,236	90,357
Retained earnings	2,836,531	2,811,973
Accumulated other comprehensive loss	(278,327)	(199,646)
Total stockholders’ equity	2,759,746	2,813,824
Total liabilities and stockholders’ equity	$6,384,396	$6,538,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three-Month Period Ended April 5, 2020
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-13 (see Note 1)	—	—	(1,328)	—	(1,328)
Net income	—	—	33,665	—	33,665
Other comprehensive loss	—	—	—	(78,681)	(78,681)
Dividends	—	—	(7,779)	—	(7,779)
Exercise of employee stock options and related income tax benefits	21	1,085	—	—	1,106
Issuance of common stock for employee stock purchase plans	14	1,242	—	—	1,256
Purchases of common stock	(66)	(6,276)	—	—	(6,342)
Issuance of common stock for long-term incentive program	197	2,831	—	—	3,028
Stock compensation	—	997	—	—	997
Balance, April 5, 2020	$111,306	$90,236	$2,836,531	$(278,327)	$2,759,746

	For the Three-Month Period Ended March 31, 2019
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASU 2016-02	—	—	13,289	—	13,289
Net income	—	—	35,412	—	35,412
Other comprehensive income	—	—	—	2,946	2,946
Dividends	—	—	(7,742)	—	(7,742)
Exercise of employee stock options and related income tax benefits	186	8,424	—	—	8,610
Issuance of common stock for employee stock purchase plans	19	1,367	—	—	1,386
Purchases of common stock	(57)	(5,236)	—	—	(5,293)
Issuance of common stock for long-term incentive program	146	3,392	—	—	3,538
Stock compensation	—	1,371	—	—	1,371
Balance, March 31, 2019	$110,891	$58,090	$2,643,026	$(173,535)	$2,638,472

The accompanying notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Operating activities:
Net income	$33,665	$35,412
Loss from discontinued operations and dispositions, net of income taxes	50	41
Income from continuing operations	33,715	35,453
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
Stock-based compensation	3,050	6,097
Restructuring and other costs, net	5,858	7,639
Depreciation and amortization	60,758	50,469
Loss on disposition of businesses and assets, net	—	2,133
Change in fair value of contingent consideration	(12,325)	3,102
Amortization of deferred debt financing costs and accretion of discounts	707	861
Amortization of acquired inventory revaluation	1,088	283
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	80,600	7,864
Inventories	(54,758)	(38,441)
Accounts payable	3,164	(1,451)
Accrued expenses and other	(61,807)	(79,325)
Net cash provided by (used in) operating activities of continuing operations	60,050	(5,316)
Net cash used in operating activities of discontinued operations	—	—
Net cash provided by (used in) operating activities	60,050	(5,316)
Investing activities:
Capital expenditures	(20,488)	(19,875)
Purchases of investments	(1,638)	(519)
Purchases of licenses	—	(5,000)
Proceeds from disposition of businesses and assets	60	550
Proceeds from surrender of life insurance policies	52	—
Activity related to acquisitions, net of cash and cash equivalents acquired	—	(4,384)
Net cash used in investing activities of continuing operations	(22,014)	(29,228)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used in investing activities	(22,014)	(29,228)
Financing activities:
Payments on borrowings	(141,000)	(152,000)
Proceeds from borrowings	125,000	179,000
Payments of debt financing costs	—	(88)
Settlement of cash flow hedges	8,708	(1,675)
Net payments on other credit facilities	(4,283)	(3,476)
Payments for acquisition-related contingent consideration	—	(12,100)
Proceeds from issuance of common stock under stock plans	1,106	8,610
Purchases of common stock	(6,342)	(5,293)
Dividends paid	(7,781)	(7,743)
Net cash (used in) provided by financing activities of continuing operations	(24,592)	5,235
Net cash provided by financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(24,592)	5,235
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,169)	450
Net increase (decrease) in cash, cash equivalents and restricted cash	3,275	(28,859)
Cash, cash equivalents and restricted cash at beginning of period	191,894	166,315
Cash, cash equivalents and restricted cash at end of period	$195,169	$137,456

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$195,146	$134,252
Restricted cash included in other current assets	23	3,204
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$195,169	$137,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC (the “2019 Form 10-K”). The balance sheet amounts at December 29, 2019 in this report were derived from the Company’s audited 2019 consolidated financial statements included in the 2019 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 5, 2020 and March 31, 2019, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2021 ("fiscal year 2020") will include 53 weeks, and the fiscal year ended December 29, 2019 ("fiscal year 2019") included 52 weeks.
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
In April 2019, the FASB issued Accounting Standards Update No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04"). ASU 2019-04 clarifies certain aspects of previously issued accounting standards related to: (1) ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements ("ASU 2016-13"), in areas of accrued interest receivable, transfers of loans and debt securities between classifications, recoveries and prepayments, (2) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), in areas of partial-term fair value hedges, fair value hedge basis adjustments, certain disclosures and transition requirements and (3) ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), in areas of remeasurement of equity securities under ASC 820, Fair Value Measurement, when using the measurement alternative and remeasurement of equity securities at historical exchange rates. The amendments related to ASU 2016-13 are required to be adopted in conjunction with that accounting standards update, as further described below. Since the Company has already adopted ASU 2017-12 and ASU 2016-01, the related amendments in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. The amendments to ASU 2017-12 can either be adopted retrospectively as of the date of adoption of ASU 2017-12 or they can be adopted prospectively. The amendments to ASU 2016-01 are required to be applied using a modified-retrospective adoption approach with a cumulative-effect adjustment to retained earnings as of the date of adoption of ASU 2016-01, except for those related to equity securities without readily determinable fair values that are measured using the measurement alternative, which are required to be applied prospectively. The standard was effective for the Company beginning on December 30, 2019, the first day of the Company's fiscal year 2020. The Company applied the provisions of this guidance prospectively. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software (and hosting arrangements that include an internal-use software license). The provisions of this guidance are to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The standard was effective for the Company beginning on December 30, 2019, the first day of the Company's fiscal year 2020. The Company applied the provisions of this guidance prospectively. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 adds, removes, and modifies certain disclosures related to fair value measurements. ASU 2018-13 adds requirements for an entity to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies existing disclosure requirements related to measurement uncertainty. The amendments regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. The standard was effective for the Company beginning on

December 30, 2019, the first day of the Company's fiscal year 2020. The adoption did not have a material impact on the Company's disclosures related to fair value measurements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard requires entities to use the expected loss impairment model and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. Entities are required to estimate the lifetime “expected credit loss” for each applicable financial asset and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard also amends the impairment model for available-for-sale (“AFS”) debt securities and requires entities to determine whether all or a portion of the unrealized loss on an AFS debt security is a credit loss. An entity will recognize an allowance for credit losses on an AFS debt security as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment. The provisions of this guidance are to be applied using a modified-retrospective approach. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Subsequent to the issuance of ASU 2016-13, in November 2018, the FASB issued Accounting Standards Update No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU 2018-19"), in April 2019, the FASB issued ASU 2019-04, and in May 2019, the FASB issued Accounting Standards Update No. 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief ("ASU 2019-05"). The amendments in ASU 2018-19 clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The amendments in ASU 2019-04 clarify the measurement of allowance for credit losses on accrued interest receivable; the inclusion of expected recoveries in the allowance for credit losses; the permission of a prepayment-adjusted effective interest rate when determining the allowance for credit losses; and the steps entities should take when recording the transfer of loans or debt securities between measurement classifications. The amendments in ASU 2019-05 provide an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis, for eligible financial assets measured at amortized cost basis upon adoption of ASU 2016-13, but this fair value option election does not apply to held-to-maturity debt securities. The effective date and transition requirements for the amendments in ASU 2018-19, ASU 2019-04 and ASU 2019-05 are the same as the effective date and transition requirements of ASU 2016-13, which is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. The standards were effective for the Company beginning on December 30, 2019, the first day of the Company's fiscal year 2020. The Company adopted these standards using the modified-retrospective approach. The adoption of the standards resulted in a decrease in retained earnings at December 30, 2019 of approximately $1.3 million from the cumulative effect of initially applying the standards as of that date. In addition, the adoption of the standard resulted in an increase in reserve for doubtful accounts of $1.7 million and an increase in deferred tax assets of $0.4 million from the tax impact of the cumulative adjustments. The adoption did not have an impact on cash from or used in operating, investing or financing activities in the Company's consolidated statement of cash flows at December 30, 2019.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments' revenue.

	Reportable Segments
	Three Months Ended
	April 5, 2020			March 31, 2019
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$169,116	$105,157	$274,273	$162,417	$98,008	$260,425
Europe	118,657	81,599	200,256	107,606	65,858	173,464
Asia	110,622	67,245	177,867	118,810	96,038	214,848
	$398,395	$254,001	$652,396	$388,833	$259,904	$648,737

Primary end-markets
Diagnostics	$—	$254,001	$254,001	$—	$259,904	$259,904
Life sciences	245,733	—	245,733	217,377	—	217,377
Applied markets	152,662	—	152,662	171,456	—	171,456
	$398,395	$254,001	$652,396	$388,833	$259,904	$648,737

Timing of revenue recognition
Products and services transferred at a point in time	$267,907	$231,653	$499,560	$275,438	$239,247	$514,685
Services transferred over time	130,488	22,348	152,836	113,395	20,657	134,052
	$398,395	$254,001	$652,396	$388,833	$259,904	$648,737

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of April 5, 2020 and December 29, 2019 were $33.7 million and $37.0 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the three months ended April 5, 2020 was $14.9 million. The increase in unbilled receivables during the three months ended April 5, 2020 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $11.6 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of April 5, 2020 and December 29, 2019 were $32.1 million and $29.9 million, respectively. The increase in contract liabilities during the three months ended April 5, 2020 due to cash received, excluding amounts recognized as revenue during the period, was $14.8 million. The amount of revenue recognized during the three months ended April 5, 2020 that was included in the contract liability balance at the beginning of the period was $12.6 million.
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

The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Cisbio	Meizheng	Other
	(In thousands)
Fair value of business combination:
Cash payments	$219,795	$145,000	$45,042
Other liability	—	6,446	638
Contingent consideration	—	12,100	634
Working capital and other adjustments	138	2,961	302
Less: cash acquired	(12,542)	(2,108)	(1,334)
Total	$207,391	$164,399	$45,282
Identifiable assets acquired and liabilities assumed:
Current assets	$43,554	$15,160	$4,042
Property, plant and equipment	4,835	6,278	727
Other assets	100	32	481
Identifiable intangible assets:
Core technology	89,000	36,600	27,667
Trade names	5,000	4,900	1,310
Customer relationships	39,000	55,800	6,700
Goodwill	73,061	79,175	17,005
Deferred taxes	(34,606)	(21,849)	(6,657)
Debt assumed	—	(706)	(2,698)
Liabilities assumed	(12,553)	(10,991)	(3,295)
Total	$207,391	$164,399	$45,282

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
During fiscal year 2020, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocations. Based on this information, the Company recognized an increase in intangible assets of $1.9 million, a decrease in goodwill of $1.6 million and a decrease in deferred tax liabilities of $0.3 million during the three months ended April 5, 2020.
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
As of April 5, 2020, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $57.1 million. As of April 5, 2020, the Company has recorded contingent consideration obligations with an estimated fair value of $22.8 million, of which $20.5 million was recorded in accrued expenses and other current liabilities, and $2.3 million was recorded in long-term liabilities. As of December 29, 2019, the Company had recorded contingent consideration obligations with an estimated fair value of $35.5 million, of which $20.8 million was recorded in accrued expenses and other current liabilities, and $14.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 2.8 years from April 5, 2020, and the remaining weighted average expected earnout period at April 5, 2020 was 1 year. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three months ended April 5, 2020 and March 31, 2019 were $12.4 million and $1.8 million, respectively. These amounts included $12.3 million of incentive award associated with the Company's acquisition of Meizheng Group for the three months ended April 5, 2020 and $0.5 million of stay bonus associated with the Company's acquisition of Tulip Diagnostics Private Limited for the three months ended March 31, 2019. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

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
The Company implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). The Company implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2019 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2020 Plan	32	$2,312	$1,134	$92	$682	$4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	$177	2,404	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	$11,156	2,641	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	4,461	1,129	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	6,001	1,459	—	—	7,460	Q4 FY2019	—

The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.1 million and $0.2 million during the three months ended April 5, 2020, in the Diagnostics and Discovery & Analytical Solutions segments, respectively.
The Company recorded pre-tax charges of $0.1 million and $1.3 million associated with relocating facilities during the three months ended April 5, 2020 in the Diagnostics and Discovery & Analytical Solutions segments, respectively. The Company expects to make payments on these relocation activities through fiscal year 2021.

At April 5, 2020, the Company had $15.1 million recorded for accrued restructuring and other costs, of which $11.3 million was recorded in short-term accrued restructuring and other costs, $1.7 million was recorded in long-term liabilities, and $2.1 million was recorded in operating lease liabilities. At December 29, 2019, the Company had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities. The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during the three months ended April 5, 2020:

	Balance at December 29, 2019	2020 Charges	2020 Changes in Estimates, Net	2020 Amounts Paid	Balance at April 5, 2020
	(In thousands)
Severance:
Q1 2020 Plan	$—	$3,446	$—	$(791)	$2,655
Q4 2019 Plan	889	—	—	(40)	849
Q3 2019 Plan	6,311	—	—	(1,456)	4,855
Q2 2019 Plan	1,889	—	—	(857)	1,032
Q1 2019 Plan	2,129	—	—	(669)	1,460

Facility:
Q1 2020 Plan	—	774	—	(92)	682

Previous Plans	1,647	—	—	(112)	1,535
Restructuring	12,865	4,220	—	(4,017)	13,068
Contract Termination	188	—	212	—	400
Other Costs	827	1,426	—	(598)	1,655
Total Restructuring and Other Liabilities	$13,880	$5,646	$212	$(4,615)	$15,123

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Interest income	$(265)	$(283)
Interest expense	13,665	15,850
Loss on disposition of businesses and assets, net	—	2,133
Other income, net	(3,407)	(1,135)
Total interest and other expense, net	$9,993	$16,565

Foreign currency transaction losses were $7.9 million and $0.1 million for the three months ended April 5, 2020 and March 31, 2019, respectively. Net (gains) losses from forward currency hedge contracts were $(9.6) million and $0.3 million for the three months ended April 5, 2020 and March 31, 2019, respectively. The other components of net periodic pension credit were $1.7 million and $1.5 million for the three months ended April 5, 2020 and March 31, 2019, respectively. These amounts were included in other income, net.

Note 6: Inventories

Inventories as of April 5, 2020 and December 29, 2019 consisted of the following:

	April 5, 2020	December 29, 2019
	(In thousands)
Raw materials	$140,480	$130,673
Work in progress	26,712	26,409
Finished goods	225,972	199,855
Total inventories	$393,164	$356,937

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
The total provision for income taxes included in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Continuing operations	$974	$1,312
Discontinued operations	50	41
Total	$1,024	$1,353

At April 5, 2020, the Company had gross tax effected unrecognized tax benefits of $34.9 million, of which $33.2 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $4.1 million of its uncertain tax positions at April 5, 2020, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, China and the United States. The tax years under examination vary by jurisdiction.
During the first three months of fiscal years 2020 and 2019, the Company recorded net discrete income tax benefits of $4.9 million and $4.0 million, respectively. The most significant discrete tax benefits recorded in the first three months of fiscal year 2020 include recognition of excess tax benefits on stock compensation of $1.6 million and $3.8 million associated with a valuation allowance reversal during the first three months of fiscal year 2020. The most significant discrete tax benefits recorded in the first three months of fiscal year 2019 include recognition of excess tax benefits on stock compensation of $2.9 million.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 16, 2024. As of April 5, 2020, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of April 5, 2020, the Company had $681.4 million available for additional borrowing under the facility. The Company plans to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The interest rates on the US Dollar Base Rate loans are based on the

US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of April 5, 2020 was 101.5 basis points. The weighted average Eurocurrency interest rate as of April 5, 2020 was 0.85%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.86%, which was the interest applicable to the borrowings outstanding as of April 5, 2020. As of April 5, 2020, the senior unsecured revolving credit facility had outstanding borrowings of $307.2 million, and $3.2 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of April 5, 2020, the 2026 Notes had an aggregate carrying value of $532.9 million, net of $3.2 million of unamortized original issue discount and $3.2 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of April 5, 2020, the 2021 Notes had an aggregate carrying value of $322.6 million, net of $0.1 million of unamortized original issue discount and $0.9 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, the Company issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of April 5, 2020, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under the Company’s previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require the Company to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $19.7 million (or €18.2 million) and $23.8 million (or €21.3 million) as of April 5, 2020 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $19.6 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $5.3 million of the bank loans are secured by mortgages on real property and the remaining $14.4 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had secured bank loans in the aggregate amount of $1.1 million and $1.9 million as of April 5, 2020 and December 29, 2019, respectively. The secured bank loans of $1.1 million bear fixed annual interest rates between 1.95% and 20.0% and are required to be repaid in monthly installments until 2027.

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

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Number of common shares—basic	111,121	110,543
Effect of dilutive securities:
Stock options	480	631
Restricted stock awards	43	119
Number of common shares—diluted	111,644	111,293
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	491	485

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2019 Form 10-K.

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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$215,356	$222,790
Service revenue	183,039	166,043
Total revenue	398,395	388,833
Operating income from continuing operations	28,513	36,927
Diagnostics
Product revenue	210,173	215,932
Service revenue	43,828	43,972
Total revenue	254,001	259,904
Operating income from continuing operations	29,591	31,486
Corporate
Operating loss from continuing operations	(13,422)	(15,083)
Continuing Operations
Product revenue	425,529	438,722
Service revenue	226,867	210,015
Total revenue	652,396	648,737
Operating income from continuing operations	44,682	53,330
Interest and other expense, net (see Note 5)	9,993	16,565
Income from continuing operations before income taxes	$34,689	$36,765

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	April 5, 2020	December 29, 2019
	(In thousands)
Foreign currency translation adjustments	$(279,030)	$(200,437)
Unrecognized prior service costs, net of income taxes	1,052	1,052
Unrealized net losses on securities, net of income taxes	(349)	(261)
Accumulated other comprehensive loss	$(278,327)	$(199,646)

Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 5, 2020, the Company had no stock repurchases under the Repurchase Program. As of April 5, 2020, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended April 5, 2020, the Company repurchased 66,360 shares of common stock for this purpose at an aggregate cost of $6.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2020 and in each quarter of fiscal year 2019. At April 5, 2020, the Company has accrued $7.8 million for dividends declared on January 23, 2020 for the first quarter of fiscal year 2020 that were paid on May 8, 2020. On April 30, 2020, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2020 that will be payable in August 2020. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three months ended April 5, 2020 and March 31, 2019:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Cost of revenue	$254	$334
Research and development expenses	272	291
Selling, general and administrative expenses	2,524	5,472
Total stock-based compensation expense	$3,050	$6,097

The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $2.2 million and $4.2 million for the three months ended April 5, 2020 and March 31, 2019, respectively. Stock-based compensation costs capitalized as part of inventory was $0.3 million and $0.4 million as of each of April 5, 2020 and March 31, 2019, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 5, 2020	March 31, 2019
Risk-free interest rate	0.9%	2.6%
Expected dividend yield	0.3%	0.3%
Expected term	5 years	5 years
Expected stock volatility	23.8%	22.8%

The following table summarizes stock option activity for the three months ended April 5, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 29, 2019	1,535	$60.42
Granted	266	86.87
Exercised	(21)	52.69
Forfeited	(30)	85.13
Outstanding at April 5, 2020	1,750	$64.10	3.7	$24.0
Exercisable at April 5, 2020	1,296	$56.01	2.7	$23.9

The weighted-average per-share grant-date fair value of options granted during the three months ended April 5, 2020 and March 31, 2019 was $18.98 and $22.66, respectively. The total intrinsic value of options exercised during the three months ended April 5, 2020 and March 31, 2019 was $0.9 million and $8.8 million, respectively. Cash received from option exercises for the three months ended April 5, 2020 and March 31, 2019 was $1.1 million and $8.6 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $1.0 million and $1.4 million for the three months ended April 5, 2020 and March 31, 2019, respectively.
There was $8.1 million of total unrecognized compensation cost related to nonvested stock options granted as of April 5, 2020. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 5, 2020:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 29, 2019	345	$78.69
Granted	156	84.18
Vested	(165)	70.80
Forfeited	(16)	82.94
Nonvested at April 5, 2020	320	$85.20

The fair value of restricted stock awards vested during the three months ended April 5, 2020 and March 31, 2019 was $11.6 million and $9.3 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.4 million and $2.7 million for the three months ended April 5, 2020 and March 31, 2019, respectively.
As of April 5, 2020, there was $23.1 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 89,986 performance restricted stock units during the three months ended April 5, 2020 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the three months ended April 5, 2020 was $76.76. During the three months ended April 5, 2020, 19,860 performance restricted stock units were forfeited. The total compensation expense recognized related to performance restricted stock units was $0.6 million and $0.8 million for the three months ended April 5, 2020 and March 31, 2019, respectively. As of April 5, 2020, there were 131,842 performance restricted stock units outstanding.
Performance Units: No performance units were granted during the three months ended April 5, 2020. During the three months ended April 5, 2020, 1,948 performance units were forfeited. The total compensation (income) expense recognized related to performance units was $(1.0) million and $1.2 million for the three months ended April 5, 2020 and March 31, 2019, respectively. As of April 5, 2020, there were 31,207 performance units outstanding and subject to forfeiture, with a corresponding liability of $2.3 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the three months ended April 5, 2020, the Company awarded 376 shares to non-employee directors. The weighted-average per-share grant-date fair value of the stock awards granted during the three months ended April 5, 2020 was $76.33. The total compensation expense recognized related to the stock awards were minimal for each of the three months ended April 5, 2020 and March 31, 2019.
Employee Stock Purchase Plan: During the three months ended April 5, 2020, the Company issued 13,612 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $92.25 per share. During the three months ended March 31, 2019, the Company issued 18,562 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $74.62 per share. At April 5, 2020, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 1, 2020, its annual impairment testing date for fiscal year 2020. The Company concluded that there was no goodwill impairment. The range of the long-term terminal growth rates for the Company’s reporting units was 3% to 5% for the fiscal year 2020 impairment analysis. The range for the discount rates for the reporting units was 9.0% to 14.5%. Keeping all other variables constant, a 10% change in any one of these input assumptions for the various reporting units would still allow the Company to conclude that there was no impairment of goodwill.
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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2020 and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2020.
The changes in the carrying amount of goodwill for the three months ended April 5, 2020 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 29, 2019	$1,498,820	$1,612,407	$3,111,227
Foreign currency translation	(27,914)	(30,027)	(57,941)
Acquisitions, earn-outs and other	(1,592)	—	(1,592)
Balance at April 5, 2020	$1,469,314	$1,582,380	$3,051,694

Identifiable intangible asset balances by category were as follows:

	April 5, 2020	December 29, 2019
	(In thousands)
Patents	$30,821	$30,831
Less: Accumulated amortization	(27,776)	(27,423)
Net patents	3,045	3,408
Trade names and trademarks	85,627	87,997
Less: Accumulated amortization	(41,376)	(40,295)
Net trade names and trademarks	44,251	47,702
Licenses	58,259	58,496
Less: Accumulated amortization	(50,417)	(49,733)
Net licenses	7,842	8,763
Core technology	663,964	689,089
Less: Accumulated amortization	(327,039)	(320,926)
Net core technology	336,925	368,163
Customer relationships	1,136,931	1,161,526
Less: Accumulated amortization	(400,656)	(378,188)
Net customer relationships	736,275	783,338
IPR&D	1,366	1,328
Net amortizable intangible assets	1,129,704	1,212,702
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,200,288	$1,283,286

Total amortization expense related to definite-lived intangible assets was $47.3 million and $38.7 million for the three months ended April 5, 2020 and March 31, 2019, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $136.7 million for the remainder of fiscal year 2020, $167.4 million for fiscal year 2021, $151.4 million for fiscal year 2022, $128.5 million for fiscal year 2023, and $108.1 million for fiscal year 2024.

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
A summary of warranty reserve activity is as follows:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Balance at beginning of period	$8,812	$8,393
Provision charged to income	2,712	2,768
Payments	(3,266)	(3,254)
Adjustments to previously provided warranties, net	1,052	270
Foreign currency translation and acquisitions	(269)	(18)
Balance at end of period	$9,041	$8,159

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 5, 2020	March 31, 2019	April 5, 2020	March 31, 2019
	(In thousands)
Service and administrative costs	$1,907	$1,633	$18	$22
Interest cost	3,144	4,159	24	29
Expected return on plan assets	(5,384)	(6,176)	(347)	(294)
Amortization of prior service costs	—	(39)	—	—
Net periodic pension credit	$(333)	$(423)	$(305)	$(243)

During the three months ended April 5, 2020 and March 31, 2019, the Company contributed $2.1 million each, in the aggregate, to pension plans outside of the United States.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2019 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions. Service costs for plans in active accrual are included in operating expenses.

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
Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $272.4 million, $277.6 million and $171.7 million at April 5, 2020, December 29, 2019 and March 31, 2019, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 5, 2020 and March 31, 2019.

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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €108.0 million and combined U.S. Dollar notional amounts of $138.9 million as of April 5, 2020, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €22.8 million and combined U.S. Dollar notional amounts of $7.2 million as of March 31, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 5, 2020 and March 31, 2019. The Company received $8.7 million and paid $1.7 million during the three months ended April 5, 2020 and March 31, 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 5, 2020, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €433.0 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge was $21.0 million and $4.8 million for the three months ended April 5, 2020 and March 31, 2019, respectively.
During fiscal year 2018, the Company designated the 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 5, 2020, the total notional amount of the 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $11.8 million and $6.9 million for the three months ended April 5, 2020 and March 31, 2019, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million, or $220.0 million, and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At April 5, 2020, the fair value of the cross-currency swap was $12.3 million, which was recorded in AOCI.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of April 5, 2020.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 5, 2020. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 5, 2020 and December 29, 2019 classified in one of the three classifications described above:

		Fair Value Measurements at April 5, 2020 Using:
	Total Carrying Value at April 5, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,888	$2,888	$—	$—
Foreign exchange derivative assets	4,105	—	4,105	—
Foreign exchange derivative liabilities	(1,316)	—	(1,316)	—
Contingent consideration	(22,777)	—	—	(22,777)

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,906	$2,906	$—	$—
Foreign exchange derivative assets	451	—	451	—
Foreign exchange derivative liabilities	(1,538)	—	(1,538)	—
Contingent consideration	(35,481)	—	—	(35,481)

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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 5, 2020 and December 29, 2019, none of the master netting arrangements involved collateral.
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

During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the first quarter of fiscal year 2020, the Company updated the fair value of the contingent consideration and recorded a liability of $18.5 million as of April 5, 2020. The key assumptions used to determine the fair value of the contingent consideration as of April 5, 2020 included projected milestone dates within fiscal year 2020, discount rates ranging from 4.3% to 7.7% and conditional and cumulative probabilities of success of each individual milestone ranging from 90% to 100%. A significant delay in the product development (including projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of April 5, 2020, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $57.1 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 2.8 years from April 5, 2020, and the remaining weighted average expected earnout period at April 5, 2020 was 1 year.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Balance at beginning of period	$(35,481)	$(69,661)
Amounts paid and foreign currency translation	379	18,414
Reclassified to other current liabilities for a milestone achieved	—	20,000
Change in fair value (included within selling, general and administrative expenses)	12,325	(3,102)
Balance at end of period	$(22,777)	$(34,349)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of April 5, 2020, the Company’s senior unsecured revolving credit facility had a carrying value of $304.0 million, net of $3.2 million of unamortized debt issuance costs. As of December 29, 2019, the Company’s senior unsecured revolving credit facility had a carrying value of $322.0 million, net of $3.4 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first three months of fiscal year 2020. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $532.9 million, net of $3.2 million of unamortized original issue discount and $3.2 million of unamortized debt issuance costs as of April 5, 2020. The 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs as of December 29, 2019. The 2026 Notes had a fair value of €500.1 million and €518.5 million as of April 5, 2020 and December 29, 2019, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $322.6 million, net of $0.1 million of unamortized original issue discount and $0.9 million of unamortized debt issuance costs as of April 5, 2020.

The 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs as of December 29, 2019. The 2021 Notes had a fair value of €299.4 million and €301.9 million as of April 5, 2020 and December 29, 2019, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2029 Notes, with a face value of $850.0 million, had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs as of April 5, 2020. The 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs as of December 29, 2019. The 2029 Notes had a fair value of $801.1 million and $872.3 million as of April 5, 2020 and December 29, 2019, respectively. The fair value of the 2029 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
As of April 5, 2020, the 2021 Notes, 2026 Notes and 2029 Notes were classified as Level 2.
The Company’s other debt facilities had an aggregate carrying value of $20.8 million and $25.7 million as of April 5, 2020 and December 29, 2019, respectively. As of April 5, 2020, these consisted of bank loans in the aggregate amount of $20.7 million bearing fixed interest rates between 1.1% and 20.0% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first three months of fiscal year 2020. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of April 5, 2020, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $7.5 million and $7.7 million as of April 5, 2020 and December 29, 2019, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 5, 2020 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview of the First Quarter of Fiscal Year 2020
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2021 ("fiscal year 2020") will include 53 weeks, and the fiscal year ended December 29, 2019 ("fiscal year 2019") included 52 weeks.
Our overall revenue in the first quarter of fiscal year 2020 was $652.4 million and increased $3.7 million, or 1%, as compared to the first quarter of fiscal year 2019, reflecting an increase of $9.6 million, or 2%, in our Discovery & Analytical Solutions segment revenue and a decrease of $5.9 million, or 2%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the first quarter of fiscal year 2020 was primarily driven by an increase in our life sciences market revenue and the extra fiscal week partially offset by a decrease in our applied markets revenue, unfavorable changes in foreign exchange rates and reduced demand as a result of the COVID-19 pandemic resulting in lower sales volume in our product offerings in the industrial, environmental and food markets. The increase in our life sciences market revenue was the result of an increase in revenue in our pharma and biotech markets driven by continued growth of our Discovery, OneSource and Informatics businesses. The decrease in our Diagnostics segment revenue for the first quarter of fiscal year 2020 was driven by reduced demand as a result of the COVID-19 pandemic, resulting in lower sales volume in our reproductive health and immunodiagnostics businesses, and unfavorable changes in foreign exchange rates, partially offset by an increase in revenue from our applied genomics COVID-19 product offerings and the extra fiscal week.
Our consolidated gross margins decreased 23 basis points in the first quarter of fiscal year 2020, as compared to the first quarter of fiscal year 2019, primarily due to increased amortization expense and lower volume partially offset by a favorable shift in product mix, service productivity and pricing initiatives. Our consolidated operating margins decreased 137 basis points in the first quarter of fiscal year 2020, as compared to the first quarter of fiscal year 2019, primarily due to increased costs related to amortization of acquired intangible assets, investments in new product development and the extra fiscal week, which were partially offset by lower costs as a result of our cost containment and productivity initiatives.
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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (our “2019 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the three months ended April 5, 2020.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 5, 2020 was $652.4 million, as compared to $648.7 million for the three months ended March 31, 2019, an increase of $3.7 million, or approximately 1%, which includes an approximate 3% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 5, 2020 as compared to the three months ended March 31, 2019 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Discovery & Analytical Solutions segment revenue was $398.4 million for the three months ended April 5, 2020, as compared to $388.8 million for the three months ended March 31, 2019, an increase of $9.6 million, or 2%, primarily driven by an increase in our life sciences market revenue and extra fiscal week partially offset by a decrease in our applied markets revenue, unfavorable changes in foreign exchange rates and reduced demand for our product offerings in the industrial, environmental and food markets as a result of the COVID-19 pandemic. Our Diagnostics segment revenue was $254.0 million for the three months ended April 5, 2020, as compared to $259.9 million for the three months ended March 31, 2019, a decrease of $5.9 million, or 2%, primarily due to lower sales volume in our reproductive health and immunodiagnostics businesses as a result of the COVID-19 pandemic and unfavorable changes in foreign exchange rates, partially offset by an increase in revenue from our applied genomics COVID-19 product offerings and the extra fiscal week. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended April 5, 2020 and March 31, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended April 5, 2020 was $344.4 million, as compared to $340.9 million for the three months ended March 31, 2019, an increase of $3.4 million, or approximately 1%. As a percentage of revenue, cost of revenue increased to 52.8% for the three months ended April 5, 2020, from 52.6% for the three months ended March 31, 2019, resulting in a decrease in gross margin of 23 basis points to 47.2% for the three months ended April 5, 2020, from 47.4% for the three months ended March 31, 2019. Amortization of intangible assets increased and was $16.1 million for the three months ended April 5, 2020, as compared to $14.8 million for the three months ended March 31, 2019. Stock-based compensation expense was $0.3 million for each of the three months ended April 5, 2020 and March 31, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $1.1 million for the three months ended April 5, 2020, as compared to $0.3 million for the three months ended March 31, 2019. In addition to the above items, the overall decrease in gross margin was primarily the result of increased amortization expense and lower volume partially offset by services productivity and pricing initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 5, 2020 were $208.6 million, as compared to $198.9 million for the three months ended March 31, 2019, an increase of $9.7 million, or 5%. As a percentage of revenue, selling, general and administrative expenses increased and were 32.0% for the three months ended April 5, 2020, as compared to 30.7% for the three months ended March 31, 2019. Amortization of intangible assets increased and was $31.2 million for the three months ended April 5, 2020, as compared to $23.9 million for the three months ended March 31, 2019. Stock-based compensation expense was $2.5 million for the three months ended April 5, 2020 as compared to $5.5 million for the three months ended March 31, 2019. Other purchase accounting adjustments decreased expenses by $12.3 million for the three months ended April 5, 2020, as compared to increasing expenses by $3.1 million for the three months ended March 31, 2019. Acquisition and divestiture-related expenses added an incremental expense of $12.4 million for the three months ended April 5, 2020, as compared to $1.6 million for the three months ended March 31, 2019. Legal costs for significant litigation matters were $0.4 million for each of the three months ended April 5, 2020 and March 31, 2019. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments and the extra fiscal week, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended April 5, 2020 were $48.9 million, as compared to $48.0 million for the three months ended March 31, 2019, an increase of $0.9 million, or 2%. As a percentage of revenue, research and development expenses increased and were 7.5% for the three months ended April 5, 2020, as compared to 7.4% for the three months ended March 31, 2019. Stock-based compensation expense was $0.3 million for each of the three months ended April 5, 2020 and March 31, 2019. The increase in research and development expenses was driven by the extra fiscal week, partially offset by improvements in leveraging our investments in new product development.

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
We implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). We implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2019 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2020 Plan	32	$2,312	$1,134	$92	$682	$4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	$177	2,404	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	$11,156	2,641	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	4,461	1,129	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	6,001	1,459	—	—	7,460	Q4 FY2019	—

We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.1 million and $0.2 million during the three months ended April 5, 2020, in the Diagnostics and Discovery & Analytical Solutions segments, respectively.
We recorded pre-tax charges of $0.1 million and $1.3 million associated with relocating facilities during the three months ended April 5, 2020 in the Diagnostics and Discovery & Analytical Solutions segments, respectively. We expect to make payments on these relocation activities through fiscal year 2021.
At April 5, 2020, we had $15.1 million recorded for accrued restructuring and other costs, of which $11.3 million was recorded in short-term accrued restructuring and other costs, $1.7 million was recorded in long-term liabilities, and $2.1 million was recorded in operating lease liabilities. At December 29, 2019, we had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities. The following table summarizes our restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during the three months ended April 5, 2020:

	Balance at December 29, 2019	2020 Charges	2020 Changes in Estimates, Net	2020 Amounts Paid	Balance at April 5, 2020
	(In thousands)
Severance:
Q1 2020 Plan	$—	$3,446	$—	$(791)	$2,655
Q4 2019 Plan	889	—	—	(40)	849
Q3 2019 Plan	6,311	—	—	(1,456)	4,855
Q2 2019 Plan	1,889	—	—	(857)	1,032
Q1 2019 Plan	2,129	—	—	(669)	1,460

Facility:
Q1 2020 Plan	—	774	—	(92)	682

Previous Plans	1,647	—	—	(112)	1,535
Restructuring	12,865	4,220	—	(4,017)	13,068
Contract Termination	188	—	212	—	400
Other Costs	827	1,426	—	(598)	1,655
Total Restructuring and Other Liabilities	$13,880	$5,646	$212	$(4,615)	$15,123

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 5, 2020	March 31, 2019
	(In thousands)
Interest income	$(265)	$(283)
Interest expense	13,665	15,850
Loss on disposition of businesses and assets, net	—	2,133
Other income, net	(3,407)	(1,135)
Total interest and other expense, net	$9,993	$16,565
Interest and other expense, net, for the three months ended April 5, 2020 was an expense of $10.0 million, as compared to an expense of $16.6 million for the three months ended March 31, 2019, a decrease of $6.6 million. The decrease in interest and other expense, net, for the three months ended April 5, 2020, as compared to the three months ended March 31, 2019, was primarily due to an increase in other income, net of $2.3 million, a decrease in interest expense by $2.2 million, and a decrease in loss on disposition of businesses and assets, net by $2.1 million. The increase of $2.3 million in other income, net for the three months ended April 5, 2020, as compared to the three months ended March 31, 2019 consisted primarily of increased income related to foreign currency transactions and translation. The decrease of $2.2 million in interest expense for the three months ended April 5, 2020, as compared to the three months ended March 31, 2019 was the result of the favorable impact of the cross-currency swap that we entered into in the second quarter of fiscal year 2019 and the lower interest rate environment which allowed us to refinance our fixed-rate debt at a more favorable level in the third quarter of fiscal year 2019. The other components of net periodic pension credit were $1.7 million and $1.5 million for the three months ended April 5, 2020 and March 31, 2019, respectively. These amounts were included in other income, net.
Provision for Income Taxes
For the three months ended April 5, 2020, the provision for income taxes from continuing operations was $1.0 million, as compared to $1.3 million for the three months ended March 31, 2019.
The effective tax rate from continuing operations was 2.8% for the three months ended April 5, 2020, as compared to 3.6% for the three months ended March 31, 2019. The lower effective tax rate during the three months ended April 5, 2020, as compared to the three months ended March 31, 2019, was due to higher tax benefits related to discrete items which were $4.9 million for the three months ended April 5, 2020, as compared to $4.0 million for the three months ended March 31, 2019.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $7.5 million and $7.7 million as of April 5, 2020 and December 29, 2019, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at April 5, 2020 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended April 5, 2020 was $398.4 million, as compared to $388.8 million for the three months ended March 31, 2019, an increase of $9.6 million, or 2%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended April 5, 2020, as compared to the three months ended March 31, 2019, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $28.4 million in our life sciences market revenue, partially offset by a decrease of $18.8 million in our applied markets revenue. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth in our Discovery, Informatics and OneSource businesses, as well as the extra fiscal week. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets, as well as unfavorable changes in foreign exchange rates, partially offset by the extra fiscal week.
Operating income from continuing operations for the three months ended April 5, 2020 was $28.5 million, as compared to $36.9 million for the three months ended March 31, 2019, a decrease of $8.4 million, or 23%. Amortization of intangible assets was $20.7 million for the three months ended April 5, 2020, as compared to $10.3 million for the three months ended March 31, 2019. Restructuring and other charges, net, were $3.9 million for the three months ended April 5, 2020, as compared to $6.2 million for the three months ended March 31, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.8 million for the three months ended April 5, 2020, as compared to zero for the three months ended March 31, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs were minimal for the three months ended April 5, 2020, as compared to $0.6 million for the three months ended March 31, 2019. Legal costs for significant litigation matters were $0.4 million for each of the three months ended April 5, 2020 and March 31, 2019. In addition to the factors noted above, operating income decreased for the three months ended April 5, 2020, as compared to the three months ended March 31, 2019, primarily as a result of lower volume and the extra fiscal week, partially offset by pricing initiatives, services productivity as well as cost curtailment.
Diagnostics
Revenue for the three months ended April 5, 2020 was $254.0 million, as compared to $259.9 million for the three months ended March 31, 2019, a decrease of $5.9 million, or 2%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended April 5, 2020 and March 31, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The decrease in our Diagnostics segment revenue for the three months ended April 5, 2020 was driven by COVID-19, resulting in lower sales volume in our reproductive health and immunodiagnostics businesses, as well as unfavorable changes in foreign exchange rates, partially offset by increase in revenue from our applied genomics COVID-19 product offerings and the extra fiscal week.
Operating income from continuing operations for the three months ended April 5, 2020 was $29.6 million, as compared to $31.5 million for the three months ended March 31, 2019, a decrease of $1.9 million, or 6%. Amortization of intangible assets decreased and was $26.5 million for the three months ended April 5, 2020, as compared to $28.5 million for the three months ended March 31, 2019. Restructuring and other charges, net, were $1.9 million for the three months ended April 5, 2020, as compared to $1.5 million for the three months ended March 31, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.2 million for the three months ended April 5, 2020, as compared to $4.3 million for the three months ended March 31, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for each of the three months ended April 5, 2020 and March 31, 2019. In addition to the factors noted above, operating income decreased for the three months ended April 5, 2020, as compared to the three months ended March 31, 2019, primarily as a result of lower sales volume, product mix and the extra fiscal week, partially offset by pricing initiatives and cost curtailment.

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

•	a decrease in the market price for our common stock, and

•	volatility in the public debt and equity markets, including as a result of the COVID-19 pandemic.
At April 5, 2020, we had cash and cash equivalents of $195.1 million, of which $169.8 million was held by our non-U.S. subsidiaries, and we had $681.4 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at April 5, 2020.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains numerous income tax provisions. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that any of the provisions of the CARES Act would result in a material impact to the Company’s consolidated financial statements or related disclosures.
On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 5, 2020, we had no stock repurchases under the Repurchase Program. As of April 5, 2020, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 5, 2020, we repurchased 66,360 shares of common stock for this purpose at an aggregate cost of $6.3 million.
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
The full impact of the ongoing COVID-19 pandemic on global financial markets is not yet known, but distressed global financial markets could adversely impact general economic conditions by reducing liquidity and credit availability, creating increased volatility in security prices, widening credit spreads and decreasing valuations of certain investments. The widening of credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in credit spreads, as well as limitations on the availability of credit at rates we consider to be reasonable, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.
During the first three months of fiscal year 2020, we contributed $2.1 million, in the aggregate, to our defined benefit pension plans outside of the United States and expect to contribute an additional $4.5 million by the end of fiscal year 2020. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2020. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2020. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2020.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $60.1 million for the three months ended April 5, 2020, as compared to net cash used in continuing operations of $5.3 million for the three months ended March 31, 2019, an increase in cash provided in operating activities of $65.4 million. The cash provided by operating activities for the three months ended April 5, 2020 was principally a result of income from continuing operations of $33.7 million, and non-cash charges, including depreciation and amortization of $60.8 million, restructuring and other costs, net of $5.9 million, stock-based compensation expense of $3.1 million, amortization of deferred debt financing costs and accretion of discount of $0.7 million and a net cash increase in working capital of $29.0 million. These items were partially offset by a net cash decrease in accrued expenses, other assets and liabilities and other items and change in fair value of contingent consideration. The change in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $73.0 million for the three months ended April 5, 2020, as compared to $75.9 million for the three months ended March 31, 2019. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $1.1 million for the three months ended April 5, 2020 as compared to $0.3 million for the three months ended March 31, 2019. For the three months ended April 5, 2020, the change in fair value of contingent consideration resulted in a decrease to cash provided by operating activities of $12.3 million, as compared to $3.1 million increase in cash provided for the three months ended March 31, 2019. For the three months ended March 31, 2019, we paid $11.8 million of stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited. In addition, $6.4 million of contingent consideration payments were included in operating activities for the three months ended March 31, 2019. Contributing to the net cash increase in working capital for the three months ended April 5, 2020, excluding the effect of foreign exchange rate fluctuations, was a decrease in accounts receivable of $80.6 million, an increase in inventory of $54.8 million, and an increase in accounts payable of $3.2 million, The decrease in accounts receivable was a result of strong accounts receivable collection during the first three months of fiscal year 2020. The increase in inventory was primarily due to seasonal inventory builds and lower than expected sales during the first three months of fiscal year 2020 due to the COVID-19 pandemic. The increase in accounts payable was primarily the result of term extensions and timing of disbursements during the first three months of fiscal year 2020.
Investing Activities. Net cash used in investing activities was $22.0 million for the three months ended April 5, 2020, as compared to $29.2 million for the three months ended March 31, 2019, a decrease of $7.2 million. For the three months ended April 5, 2020, the net cash used in investing activities was principally a result of cash used for capital expenditures of $20.5 million and purchases of investments of $1.6 million. These items were partially offset by $0.1 million in proceeds from disposition of businesses and assets and $0.1 million in proceeds from surrender of life insurance policies. Cash used for capital expenditures was $19.9 million for the three months ended March 31, 2019. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the three months ended March 31, 2019, we used $5.0 million in cash for purchases of licenses, $4.4 million for acquisitions and $0.5 million for purchases of investments. In addition, proceeds from disposition of businesses and assets were $0.6 million for the three months ended March 31, 2019.
Financing Activities. Net cash used in financing activities was $24.6 million for the three months ended April 5, 2020, as compared to net cash provided by financing activities of $5.2 million for the three months ended March 31, 2019, an increase in cash used in financing activities of $29.8 million. The cash used in financing activities during the three months ended April 5, 2020 was a result of debt payments, payments of dividends, repurchase of our common stock pursuant to our equity incentive plans and net payments on other credit facilities. During the three months ended April 5, 2020, our debt payments totaled $141.0 million which were partially offset by debt borrowings of $125.0 million. This compares to debt payments of $152.0 million and debt issuance costs of $0.1 million, which were more than offset by our debt borrowings of $179.0 million during the three months ended March 31, 2019. During the three months ended April 5, 2020, we paid $7.8 million in dividends as compared to $7.7 million for the three months ended March 31, 2019. During the three months ended April 5, 2020, we repurchased 66,360 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $6.3 million. This compares to repurchases of 57,289 shares of our common stock pursuant to our equity incentive plans for the three months ended March 31, 2019, for a total cost of $5.3 million. During the three months ended April 5, 2020, we had net payments on other credit facilities of $4.3 million as compared to $3.5 million for the three months ended March 31, 2019. In addition, during the three months ended March 31, 2019, we paid $12.1 million for acquisition-related contingent consideration. This cash used in financing activities during the three months ended April 5, 2020 was partially offset by proceeds from settlement of forward foreign exchange contracts and proceeds from the issuance of common stock under our stock plans. Proceeds from settlement of forward foreign exchange contracts was $8.7 million during the three months ended April 5, 2020, as compared to payments of $1.7 million for settlement of forward foreign exchange contracts for the three months ended March 31, 2019. Proceeds from the issuance of common stock under our stock plans was $1.1 million during the three months ended April 5, 2020 as compared to $8.6 million for the three months ended March 31, 2019.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 16, 2024. As of April 5, 2020, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of April 5, 2020, we had $681.4 million available for additional borrowing under the facility. We plan to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of April 5, 2020 was 101.5 basis points. The weighted average Eurocurrency interest rate as of April 5, 2020 was 0.85%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.86%, which was the interest applicable to the borrowings outstanding as of April 5, 2020. As of April 5, 2020, the senior unsecured revolving credit facility had outstanding borrowings of $307.2 million, and $3.2 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable debt covenants as of April 5, 2020.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of April 5, 2020, the 2026 Notes had an aggregate carrying value of $532.9 million, net of $3.2 million of unamortized original issue discount and $3.2 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of April 5, 2020, the 2021 Notes had an aggregate carrying value of $322.6 million, net of $0.1 million of unamortized original issue discount and $0.9 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, we issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of April 5, 2020, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under our previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require us to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $19.7 million (or €18.2 million) and $23.8 million (or €21.3 million) as of April 5, 2020 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $19.6 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the

Euribor rate plus a margin of 1.5%. An aggregate amount of $5.3 million of the bank loans are secured by mortgages on real property and the remaining $14.4 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable debt covenants as of April 5, 2020.
In addition, we had secured bank loans in the aggregate amount of $1.1 million and $1.9 million as of April 5, 2020 and December 29, 2019, respectively. The secured bank loans of $1.1 million bear fixed annual interest rates between 1.95% and 20.0% and are required to be repaid in monthly installments until 2027.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2020 and in each quarter of fiscal year 2019. At April 5, 2020, we had accrued $7.8 million for dividends declared on January 23, 2020 for the first quarter of fiscal year 2020 that were paid on May 8, 2020. On April 30, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2020 that will be payable in August 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
Our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Form 10-K have not changed materially.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for a summary of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. The following disclosure is not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2019 Form 10-K.
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
Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $272.4 million, $277.6 million and $171.7 million at April 5, 2020, December 29, 2019 and March 31, 2019, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 5, 2020 and March 31, 2019.

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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €108.0 million and combined U.S. Dollar notional amounts of $138.9 million as of April 5, 2020, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €22.8 million and combined U.S. Dollar notional amounts of $7.2 million as of March 31, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 5, 2020 and March 31, 2019. We received $8.7 million and paid $1.7 million during the three months ended April 5, 2020 and March 31, 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 5, 2020, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €433.0 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge was $21.0 million and $4.8 million for the three months ended April 5, 2020 and March 31, 2019, respectively.
During fiscal year 2018, we designated the 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 5, 2020, the total notional amount of the 2021 Notes that was designated to hedge investments in foreign subsidiaries was €299.9 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $11.8 million and $6.9 million for the three months ended April 5, 2020 and March 31, 2019, respectively.
During fiscal year 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We receive interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. On April 5, 2020, the fair value of the cross-currency swap was $12.3 million which was recorded in AOCI.

Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2019 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
Interest Rate Risk—Sensitivity. Our 2019 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk,” in our 2019 Form 10-K for our sensitivity disclosure.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 5, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 5, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 5, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 5, 2020 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
The pandemic caused by coronavirus disease 2019 (“COVID-19”) is having, and may continue to have, a negative effect on the demand for our products and our operations including our manufacturing capabilities, logistics and supply chain that may materially and adversely impact our business, financial conditions, results of operations and cash flows.
We face risks related to public health crises and pandemics, including the COVID-19 pandemic that was first reported in China in December 2019 and has since spread to all geographic regions where our products are produced and sold. The global impact of COVID-19 has resulted in an adverse impact on our operations, supply chains and distribution systems, as significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, have been implemented. Uncertainty with respect to the severity and duration of the COVID-19 pandemic has contributed to the volatility of financial markets. The probability that the COVID-19 pandemic will cause an extended global economic slowdown is high, and a global recession is possible.
Although the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, impacts that we may experience include, but are not limited to: fluctuations in our stock price due to market volatility; a decrease in demand for our products; reduced profitability; large-scale supply chain disruptions impeding our ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cybersecurity and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; fluctuations in foreign currency markets; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to our pension and other postretirement benefit plans; and deferred tax valuation allowances.
The rapid development of the COVID-19 situation, and the extent to which ongoing mitigation measures will be effective, precludes any prediction as to its ultimate impact. However, we currently anticipate that business disruptions and market volatility resulting from the COVID-19 pandemic could have a material adverse impact on our business, financial conditions, results of operations and cash flows.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of the Meizheng Group. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:

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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed in the short term, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:

•	demand for and market acceptance of our products,

•	competitive pressures resulting in lower selling prices,

•	changes in the level of economic activity in regions in which we do business, including as a result of global health crises or pandemics, including COVID-19,

•	changes in general economic conditions or government funding,

•	settlements of income tax audits,

•	expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,

•	contract termination and litigation costs,

•	differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,

•	changes in our effective tax rate,

•	changes in industries, such as pharmaceutical and biomedical,

•	changes in the portions of our revenue represented by our various products and customers,

•	our ability to introduce new products,

•	our competitors’ announcement or introduction of new products, services or technological innovations,

•	costs of raw materials, energy or supplies,

•	changes in healthcare or other reimbursement rates paid by government agencies and other third parties for certain of our products and services,

•	our ability to realize the benefit of ongoing productivity initiatives,

•	changes in the volume or timing of product orders,

•	fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans,

•	changes in our assumptions underlying future funding of pension obligations,

•	changes in assumptions used to determine contingent consideration in acquisitions, and

•	changes in foreign currency exchange rates.
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
The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and other goods can usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers. In addition, a global health crisis or pandemic such as COVID-19 could have a significant adverse effect on our supply chain.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2019. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:

•	changes in actual, or from projected, foreign currency exchange rates,

•	a global health crisis of unknown duration, such as the COVID-19 pandemic,

•	changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,

•	longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,

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
We may incur additional indebtedness in the future to meet future financing needs. If we add new debt, the risks described above could increase. In addition, the market for both public and private debt offerings could experience liquidity concerns and increased volatility as a result of the COVID-19 pandemic, which could ultimately increase our borrowing costs and limit our ability to obtain future financing.
Restrictions in our senior unsecured revolving credit facility and other debt instruments may limit our activities.
Our senior unsecured revolving credit facility, senior unsecured notes due in 2021 ("2021 Notes"), senior unsecured notes due in 2026 ("2026 Notes") and senior unsecured notes due in 2029 ("2029 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:

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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the 2021 Notes, the 2026 Notes, the 2029 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
As of April 5, 2020, our total assets included $4.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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

•	operating results that vary from our financial guidance or the expectations of securities analysts and investors,

•	the financial performance of the major end markets that we target,

•	the operating and securities price performance of companies that investors consider to be comparable to us,

•	announcements of strategic developments, acquisitions and other material events by us or our competitors,

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, commodity and equity prices and the value of financial assets, and

•	changes to economic conditions arising from global health crises such as the COVID-19 pandemic.
Dividends on our common stock could be reduced or eliminated in the future.
On January 23, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2020 that was paid on May 8, 2020. On April 30, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2020 that will be payable in August 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2019—February 2, 2020	405	$101.57	—	$197,803,699
February 3, 2020—March 1, 2020	65,780	95.58	—	197,803,699
March 2, 2020—April 5, 2020	175	76.55	—	197,803,699
Activity for quarter ended April 5, 2020	66,360	$95.57	—	$197,803,699
 ____________________

(1)
Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 5, 2020, we repurchased 66,360 shares of common stock for this purpose at an aggregate cost of $6.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)
On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 23, 2020 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended April 5, 2020, we had no stock repurchases under the Repurchase Program. As of April 5, 2020, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program.

Item 6.	Exhibits

Exhibit Number	Exhibit Name

10.1
Second Amendment to Credit Agreement, dated as of February 27, 2020, among PerkinElmer, Inc., PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V., as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, attached hereto as Exhibit 10.1.

10.2
Form of Restricted Stock Unit Agreement (Time-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 1, 2020 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.3
Form of Restricted Stock Unit Agreement (Time-based vesting) with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on April 1, 2020 as Exhibit 99.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended April 5, 2020 (ii) Condensed Consolidated Statements of Operations for the three months ended April 5, 2020 and March 31, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 5, 2020 and March 31, 2019, (iv) Condensed Consolidated Balance Sheets at April 5, 2020 and December 29, 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended April 5, 2020 and March 31, 2019, (vi) Condensed Consolidated Statements of Cash Flows for the three months ended April 5, 2020 and March 31, 2019, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 12, 2020	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 12, 2020	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)