Form 10-Q
period 2020-07-05
PERKINELMER INC
filed 2020-08-11
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2020
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 6, 2020, there were outstanding 111,814,516 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands, except per share data)
Product revenue	$601,506	$502,114	$1,027,035	$940,836
Service revenue	210,212	220,403	437,079	430,418
Total revenue	811,718	722,517	1,464,114	1,371,254
Cost of product revenue	240,494	238,455	446,684	444,731
Cost of service revenue	123,880	136,269	262,063	270,924
Total cost of revenue	364,374	374,724	708,747	715,655
Selling, general and administrative expenses	221,026	201,553	429,595	400,410
Research and development expenses	49,521	48,344	98,435	96,324
Restructuring and other costs, net	1,158	6,161	7,016	13,800
Operating income from continuing operations	175,639	91,735	220,321	145,065
Interest and other expense, net	10,812	19,908	20,805	36,473
Income from continuing operations before income taxes	164,827	71,827	199,516	108,592
Provision for income taxes	27,614	2,686	28,588	3,998
Income from continuing operations	137,213	69,141	170,928	104,594
Loss on disposition of discontinued operations before income taxes	—	—	—	—
Provision for income taxes on discontinued operations and dispositions	51	54	101	95
Loss from discontinued operations and dispositions	(51)	(54)	(101)	(95)
Net income	$137,162	$69,087	$170,827	$104,499
Basic earnings per share:
Income from continuing operations	$1.23	$0.62	$1.54	$0.94
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.23	$0.62	$1.54	$0.94
Diluted earnings per share:
Income from continuing operations	$1.23	$0.62	$1.53	$0.94
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.23	$0.62	$1.53	$0.94
Weighted average shares of common stock outstanding:
Basic	111,329	110,845	111,225	110,694
Diluted	111,869	111,528	111,756	111,411
Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Net income	$137,162	$69,087	$170,827	$104,499
Other comprehensive income (loss):
Foreign currency translation adjustments	61,568	(7,320)	(17,025)	(4,254)
Unrealized gain (loss) on securities, net of tax	87	103	(1)	(17)
Other comprehensive income (loss)	61,655	(7,217)	(17,026)	(4,271)
Comprehensive income	$198,817	$61,870	$153,801	$100,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 5, 2020	December 29, 2019
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$218,536	$191,877
Accounts receivable, net	708,799	725,184
Inventories	477,707	356,937
Other current assets	126,371	100,381
Total current assets	1,531,413	1,374,379
Property, plant and equipment:
At cost	729,596	701,580
Accumulated depreciation	(406,807)	(383,357)
Property, plant and equipment, net	322,789	318,223
Operating lease right-of-use assets	195,222	167,276
Intangible assets, net	1,188,464	1,283,286
Goodwill	3,107,373	3,111,227
Other assets, net	291,555	284,173
Total assets	$6,636,816	$6,538,564
Current liabilities:
Current portion of long-term debt	$346,342	$9,974
Accounts payable	255,137	235,855
Short-term accrued restructuring and other costs	9,613	11,559
Accrued expenses and other current liabilities	550,067	503,332
Current liabilities of discontinued operations	2,097	2,112
Total current liabilities	1,163,256	762,832
Long-term debt	1,624,996	2,064,041
Long-term liabilities	703,208	751,468
Operating lease liabilities	177,893	146,399
Total liabilities	3,669,353	3,724,740
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,501,000 shares and 111,140,000 shares at July 5, 2020 and December 29, 2019, respectively	111,501	111,140
Capital in excess of par value	106,744	90,357
Retained earnings	2,965,890	2,811,973
Accumulated other comprehensive loss	(216,672)	(199,646)
Total stockholders’ equity	2,967,463	2,813,824
Total liabilities and stockholders’ equity	$6,636,816	$6,538,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended July 5, 2020
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-13 (see Note 1)	—	—	(1,328)	—	(1,328)
Net income	—	—	33,665	—	33,665
Other comprehensive loss	—	—	—	(78,681)	(78,681)
Dividends	—	—	(7,779)	—	(7,779)
Exercise of employee stock options and related income tax benefits	21	1,085	—	—	1,106
Issuance of common stock for employee stock purchase plans	14	1,242	—	—	1,256
Purchases of common stock	(66)	(6,276)	—	—	(6,342)
Issuance of common stock for long-term incentive program	197	2,831	—	—	3,028
Stock compensation	—	997	—	—	997
Balance, April 5, 2020	$111,306	$90,236	$2,836,531	$(278,327)	$2,759,746
Net income	—	—	137,162	—	137,162
Other comprehensive income	—	—	—	61,655	61,655
Dividends	—	—	(7,803)	—	(7,803)
Exercise of employee stock options and related income tax benefits	175	8,792	—	—	8,967
Issuance of common stock for employee stock purchase plans	14	1,291	—	—	1,305
Purchases of common stock	(4)	(323)	—	—	(327)
Issuance of common stock for long-term incentive program	2	5,123	—	—	5,125
Stock compensation	8	1,625	—	—	1,633
Balance, July 5, 2020	$111,501	$106,744	$2,965,890	$(216,672)	$2,967,463

	For the Six-Month Period Ended June 30, 2019
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASU 2016-02	—	—	13,289	—	13,289
Net income	—	—	35,412	—	35,412
Other comprehensive income	—	—	—	2,946	2,946
Dividends	—	—	(7,742)	—	(7,742)
Exercise of employee stock options and related income tax benefits	186	8,424	—	—	8,610
Issuance of common stock for employee stock purchase plans	19	1,367	—	—	1,386
Purchases of common stock	(57)	(5,236)	—	—	(5,293)
Issuance of common stock for long-term incentive program	146	3,392	—	—	3,538
Stock compensation	—	1,371	—	—	1,371
Balance, March 31, 2019	$110,891	$58,090	$2,643,026	$(173,535)	$2,638,472
Net income	—	—	69,087	—	69,087
Other comprehensive loss	—	—	—	(7,217)	(7,217)
Dividends	—	—	(7,746)	—	(7,746)
Exercise of employee stock options and related income tax benefits	167	7,777	—	—	7,944
Issuance of common stock for employee stock purchase plans	15	1,387	—	—	1,402
Purchases of common stock	(7)	(757)	—	—	(764)
Issuance of common stock for long-term incentive program	5	4,384	—	—	4,389
Stock compensation	—	1,300	—	—	1,300
Balance, June 30, 2019	$111,071	$72,181	$2,704,367	$(180,752)	$2,706,867

The accompanying notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 5, 2020	June 30, 2019
	(In thousands)
Operating activities:
Net income	$170,827	$104,499
Loss from discontinued operations and dispositions, net of income taxes	101	95
Income from continuing operations	170,928	104,594
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
Stock-based compensation	12,654	12,801
Restructuring and other costs, net	7,016	13,800
Depreciation and amortization	120,047	103,793
Loss on disposition of businesses and assets, net	485	2,469
Change in fair value of contingent consideration	(11,446)	3,161
Amortization of deferred debt financing costs and accretion of discounts	1,642	1,790
Amortization of acquired inventory revaluation	1,485	5,565
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	4,312	(9,604)
Inventories	(126,707)	(50,450)
Accounts payable	20,907	(39,951)
Accrued expenses and other	(2,677)	(106,425)
Net cash provided by operating activities of continuing operations	198,646	41,543
Net cash used in operating activities of discontinued operations	—	—
Net cash provided by operating activities	198,646	41,543
Investing activities:
Capital expenditures	(37,138)	(36,461)
Purchases of investments	(7,393)	(868)
Purchases of licenses	—	(5,000)
Proceeds from disposition of businesses and assets	1,815	550
Proceeds from surrender of life insurance policies	131	—
Activity related to acquisitions, net of cash and cash equivalents acquired	(2,990)	(244,738)
Net cash used in investing activities of continuing operations	(45,575)	(286,517)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used in investing activities	(45,575)	(286,517)
Financing activities:
Payments on borrowings	(290,000)	(578,000)
Proceeds from borrowings	188,000	849,550
Payments of debt financing costs	—	(181)
Settlement of cash flow hedges	5,037	(1,659)
Net payments on other credit facilities	(6,036)	(9,806)
Payments for acquisition-related contingent consideration	(5,200)	(23,700)
Proceeds from issuance of common stock under stock plans	10,074	16,554
Purchases of common stock	(6,669)	(6,057)
Dividends paid	(15,572)	(15,507)
Net cash (used in) provided by financing activities of continuing operations	(120,366)	231,194
Net cash provided by financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(120,366)	231,194
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,658)	685
Net increase (decrease) in cash, cash equivalents and restricted cash	28,047	(13,095)
Cash, cash equivalents and restricted cash at beginning of period	191,894	166,315
Cash, cash equivalents and restricted cash at end of period	$219,941	$153,220

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$218,536	$150,016
Restricted cash included in other current assets	1,405	3,204
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$219,941	$153,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC (the “2019 Form 10-K”). The balance sheet amounts at December 29, 2019 in this report were derived from the Company’s audited 2019 consolidated financial statements included in the 2019 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 5, 2020 and June 30, 2019, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the FASB's Accounting Standards Codification ("ASC") are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: (1) modifications of contracts within the scope of Topic 310, Receivables, and Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; and (2) modifications of contracts within the scope of Topic 840, Leases, and Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments. For other Topics or Industry Subtopics in the ASC, the amendments also include a general principle that permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
In March 2020, the FASB issued Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03"). This guidance clarifies various ASC Topics related to financial instruments, including the following, among others: (1) Fair Value Option Disclosures: all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the ASC; (2) Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50, Modifications and Extinguishments: the amendments improve the understandability of the guidance; (3) Interaction of Topic 842 and Topic 326:the contractual term of a net investment in a lease determined in accordance with Topic 842, Leases should be the contractual term used to measure expected credit losses under Topic 326, Financial Instruments - Credit Losses; and (4) Interaction of Topic 326 and Subtopic 860-20: the amendments to Subtopic 860- 20 clarify that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with Topic 326. For Fair Value Option Disclosures and Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance, the provisions are effective upon issuance of this guidance. For Interaction of Topic 842 and Topic 326 and Interaction of Topic 326 and 860-20, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2016-13, as described below. In accordance with ASU 2020-03, the Company adopted the guidance as of April 5, 2020. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"). This guidance addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; and (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The provisions of this guidance are to be applied prospectively upon their effective date. ASU 2020-01 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted but requires simultaneous adoption of all provisions of this guidance. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company's consolidated financial position, results of operations and cash flows.
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

	Reportable Segments
	Three Months Ended
	July 5, 2020			June 30, 2019
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$160,382	$156,609	$316,991	$177,974	$105,636	$283,610
Europe	103,497	149,867	253,364	123,809	72,646	196,455
Asia	127,123	114,240	241,363	132,184	110,268	242,452
	$391,002	$420,716	$811,718	$433,967	$288,550	$722,517

Primary end-markets
Diagnostics	$—	$420,716	$420,716	$—	$288,550	$288,550
Life sciences	237,120	—	237,120	241,862	—	241,862
Applied markets	153,882	—	153,882	192,105	—	192,105
	$391,002	$420,716	$811,718	$433,967	$288,550	$722,517

Timing of revenue recognition
Products and services transferred at a point in time	$265,903	$398,646	$664,549	$316,713	$267,450	$584,163
Services transferred over time	125,099	22,070	147,169	117,254	21,100	138,354
	$391,002	$420,716	$811,718	$433,967	$288,550	$722,517

	Reportable Segments
	Six Months Ended
	July 5, 2020			June 30, 2019
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$329,498	$261,766	$591,264	$340,391	$203,644	$544,035
Europe	222,154	231,466	453,620	231,415	138,504	369,919
Asia	237,745	181,485	419,230	250,994	206,306	457,300
	$789,397	$674,717	$1,464,114	$822,800	$548,454	$1,371,254

Primary end-markets
Diagnostics	$—	$674,717	$674,717	$—	$548,454	$548,454
Life sciences	482,853	—	482,853	459,239	—	459,239
Applied markets	306,544	—	306,544	363,561	—	363,561
	$789,397	$674,717	$1,464,114	$822,800	$548,454	$1,371,254

Timing of revenue recognition
Products and services transferred at a point in time	$533,810	$630,299	$1,164,109	$592,151	$506,697	$1,098,848
Services transferred over time	255,587	44,418	300,005	230,649	41,757	272,406
	$789,397	$674,717	$1,464,114	$822,800	$548,454	$1,371,254

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of July 5, 2020 and December 29, 2019 were $35.7 million and $37.0 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the six months ended July 5, 2020 was $23.7 million. The increase in unbilled receivables during the six months ended July 5, 2020 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $22.4 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of July 5, 2020 and December 29, 2019 were $35.1 million and $29.9 million, respectively. The increase in contract liabilities during the six months ended July 5, 2020 due to cash received, excluding amounts recognized as revenue during the period, was $25.4 million. The amount of revenue recognized during the six months ended July 5, 2020 that was included in the contract liability balance at the beginning of the period was $20.2 million.
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

Note 3: Business Combinations
Acquisitions in fiscal year 2020
During the second quarter of fiscal year 2020, the Company completed the acquisition of two businesses for aggregate consideration of $4.4 million in cash. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics segment from the acquisition dates. Identifiable definite-lived intangible assets, such as customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 5.0 years.
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

The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Cisbio	Meizheng	Other
	(In thousands)
Fair value of business combination:
Cash payments	$219,795	$145,000	$45,042
Other liability	—	6,446	638
Contingent consideration	—	12,100	634
Working capital and other adjustments	138	2,961	302
Less: cash acquired	(12,542)	(2,108)	(1,334)
Total	$207,391	$164,399	$45,282
Identifiable assets acquired and liabilities assumed:
Current assets	$43,554	$15,160	$4,042
Property, plant and equipment	4,835	6,278	727
Other assets	100	45	481
Identifiable intangible assets:
Core technology	89,000	36,600	27,667
Trade names	5,000	4,900	1,310
Customer relationships	39,000	55,800	6,700
Goodwill	73,417	78,686	17,005
Deferred taxes	(34,962)	(21,494)	(6,657)
Debt assumed	—	(706)	(2,698)
Liabilities assumed	(12,553)	(10,870)	(3,295)
Total	$207,391	$164,399	$45,282

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

As of July 5, 2020, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $21.1 million. As of July 5, 2020, the Company has recorded contingent consideration obligations with an estimated fair value of $13.7 million, of which $11.2 million was recorded in accrued expenses and other current liabilities, and $2.5 million was recorded in long-term liabilities. As of December 29, 2019, the Company had recorded contingent consideration obligations with an estimated fair value of $35.5 million, of which $20.8 million was recorded in accrued expenses and other current liabilities, and $14.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 2.5 years from July 5, 2020, and the remaining weighted average expected earnout period at July 5, 2020 was 11 months. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related (income) costs for the three and six months ended July 5, 2020 were $(5.2) million and $7.1 million, respectively. These amounts included $(5.6) million and $6.7 million of incentive award associated with the Company's acquisition of Meizheng Group for the three and six months ended July 5, 2020, respectively. Total acquisition and divestiture-related costs for the three and six months ended June 30, 2019 were $3.3 million and $5.1 million, respectively. These amounts included $2.4 million and $2.6 million of net foreign exchange loss related mainly to the Company's acquisition of Cisbio for the three and six months ended June 30, 2019, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

Note 4: Restructuring and Other Costs, Net
The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The activities associated with these plans have been reported as restructuring and other costs, net, as applicable, and are included as a component of income from continuing operations. The current portion of restructuring and other costs is recorded in short-term accrued restructuring and other costs, accrued expense and other current liabilities, and operating lease right-of-use-assets. The long-term portion of restructuring and other costs is recorded in long-term liabilities and operating lease liabilities.
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

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2020 Plan	32	$2,312	$1,134	$92	$682	$4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	177	2,404	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	11,156	2,641	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	4,461	1,129	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	6,001	1,459	—	—	7,460	Q4 FY2019	—
The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.2 million and $0.1 million during the six months ended July 5, 2020 in the Discovery & Analytical Solutions segment and Diagnostics segment, respectively.
The Company recorded pre-tax charges of $0.8 million and $2.2 million associated with relocating facilities during the three and six months ended July 5, 2020, respectively, in the Discovery & Analytical Solutions segment. The Company recorded pre-tax charges of $0.3 million and $0.4 million associated with relocating facilities during the three and six months ended July 5, 2020, respectively, in the Diagnostics segment. The Company expects to make payments on these relocation activities through fiscal year 2021.
At July 5, 2020, the Company had $13.9 million recorded for accrued restructuring and other costs, of which $9.6 million was recorded in short-term accrued restructuring and other costs, $0.5 million was recorded in operating lease right-of-use assets, $1.3 million was recorded in operating lease liabilities and $2.5 million was recorded in long-term liabilities. At December 29, 2019, the Company had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities.

The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during the six months ended July 5, 2020:

	Balance at December 29, 2019	2020 Charges	2020 Changes in Estimates, Net	2020 Amounts Paid	Balance at July 5, 2020
	(In thousands)
Severance:
Q1 2020 Plan	$—	$3,446	$—	$(1,791)	$1,655
Q4 2019 Plan	889	—	(69)	(454)	366
Q3 2019 Plan	6,311	—	—	(1,798)	4,513
Q2 2019 Plan	1,889	—	—	(1,152)	737
Q1 2019 Plan	2,129	—	—	(669)	1,460

Facility:
Q1 2020 Plan	—	774	—	(120)	654

Previous Plans	1,647	—	69	(52)	1,664
Restructuring	12,865	4,220	—	(6,036)	11,049
Contract Termination	188	—	212	(26)	374
Other Costs	827	2,584	—	(930)	2,481
Total Restructuring and Other Liabilities	$13,880	$6,804	$212	$(6,992)	$13,904

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Interest income	$(192)	$(350)	$(457)	$(633)
Interest expense	11,586	17,207	25,251	33,057
Loss on disposition of businesses and assets, net	—	336	—	2,469
Other (income) expense, net	(582)	2,715	(3,989)	1,580
Total interest and other expense, net	$10,812	$19,908	$20,805	$36,473
Foreign currency transaction (gains) losses were $(6.4) million and $3.5 million for the three and six months ended July 5, 2020, respectively. Foreign currency transaction losses were $4.4 million and $4.5 million for the three and six months ended June 30, 2019, respectively. Net losses (gains) from forward currency hedge contracts were $7.6 million and $(4.0) million for the three and six months ended July 5, 2020, respectively. Net (gains) losses from forward currency hedge contracts were $(0.2) million and $27 thousand for the three and six months ended June 30, 2019, respectively. The other components of net periodic pension credit were $1.6 million and $3.3 million for the three and six months ended July 5, 2020, respectively. The other components of net periodic pension credit were $1.5 million and $2.9 million for the three and six months ended June 30, 2019 respectively. These amounts were included in other (income) expense, net.

Note 6: Inventories

Inventories as of July 5, 2020 and December 29, 2019 consisted of the following:

	July 5, 2020	December 29, 2019
	(In thousands)
Raw materials	$191,777	$130,673
Work in progress	32,235	26,409
Finished goods	253,695	199,855
Total inventories	$477,707	$356,937

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
The total provision for income taxes included in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Continuing operations	$27,614	$2,686	$28,588	$3,998
Discontinued operations	51	54	101	95
Total	$27,665	$2,740	$28,689	$4,093
At July 5, 2020, the Company had gross tax effected unrecognized tax benefits of $35.2 million, of which $33.5 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $4.2 million of its uncertain tax positions at July 5, 2020, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, Italy, Netherlands, Singapore, China and the United States. The tax years under examination vary by jurisdiction.
During the first six months of fiscal years 2020 and 2019, the Company recorded net discrete income tax benefits of $5.5 million and $9.2 million, respectively. The most significant discrete tax benefits recorded in the first six months of fiscal year 2020 include recognition of excess tax benefits on stock compensation of $2.8 million and $3.8 million associated with a valuation allowance reversal during the first six months of fiscal year 2020. The most significant discrete tax benefits recorded in the first six months of fiscal year 2019 include recognition of excess tax benefits on stock compensation of $4.4 million.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 16, 2024. As of July 5, 2020, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of July 5, 2020, the Company had $766.8 million available for additional borrowing under the facility. The Company plans to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of July 5, 2020 was 101.5 basis points. The weighted average Eurocurrency interest rate as of July 5, 2020 was 0.15%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.17%, which was the interest applicable to the borrowings outstanding as of July 5, 2020. As of July 5, 2020, the senior unsecured revolving credit facility had outstanding borrowings of $221.8 million, and $3.0 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of July 5, 2020, the 2026 Notes had an aggregate carrying value of $555.9 million, net of $3.2 million of unamortized original issue discount and $3.0 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of July 5, 2020, the 2021 Notes had an aggregate carrying value of $336.6 million, net of $43 thousand of unamortized original issue discount and $0.7 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, the Company issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of July 5, 2020, the 2029 Notes had an aggregate carrying value of $840.2 million, net of $2.6 million of unamortized original issue discount and $7.2 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under the Company’s previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require the Company to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $18.8 million (or €16.7 million) and $23.8 million (or €21.3 million) as of July 5, 2020 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $18.7 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $5.2 million of the bank loans are secured by mortgages on real property and the remaining $13.6 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had secured bank loans in the aggregate amount of $1.1 million and $1.9 million as of July 5, 2020 and December 29, 2019, respectively. The secured bank loans of $1.1 million bear fixed annual interest rates between 1.95% and 20.0% and are required to be repaid in monthly installments until 2027.

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

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Number of common shares—basic	111,329	110,845	111,225	110,694
Effect of dilutive securities:
Stock options	470	559	475	595
Restricted stock awards	70	124	56	122
Number of common shares—diluted	111,869	111,528	111,756	111,411
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	390	291	440	388
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

The principal products and services of the Company's two operating segments are:
•Discovery & Analytical Solutions. Provides products and services targeted towards the life sciences and applied markets.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, immunodiagnostics and applied genomics markets. The Diagnostics segment serves the diagnostics market.
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$225,617	$259,514	$440,973	$482,304
Service revenue	165,385	174,453	348,424	340,496
Total revenue	391,002	433,967	789,397	822,800
Operating income from continuing operations	39,430	57,689	67,943	94,616
Diagnostics
Product revenue	375,889	242,600	586,062	458,532
Service revenue	44,827	45,950	88,655	89,922
Total revenue	420,716	288,550	674,717	548,454
Operating income from continuing operations	160,300	49,255	189,891	80,741
Corporate
Operating loss from continuing operations	(24,091)	(15,209)	(37,513)	(30,292)
Continuing Operations
Product revenue	601,506	502,114	1,027,035	940,836
Service revenue	210,212	220,403	437,079	430,418
Total revenue	811,718	722,517	1,464,114	1,371,254
Operating income from continuing operations	175,639	91,735	220,321	145,065
Interest and other expense, net (see Note 5)	10,812	19,908	20,805	36,473
Income from continuing operations before income taxes	$164,827	$71,827	$199,516	$108,592

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 5, 2020	December 29, 2019
	(In thousands)
Foreign currency translation adjustments	$(217,462)	$(200,437)
Unrecognized prior service costs, net of income taxes	1,052	1,052
Unrealized net losses on securities, net of income taxes	(262)	(261)
Accumulated other comprehensive loss	$(216,672)	$(199,646)

Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). During the six months ended July 5, 2020, the Company had no stock repurchases under the Repurchase Program. As of July 5, 2020, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program. The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended July 5, 2020, the Company repurchased 3,574 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the six months ended July 5, 2020, the Company repurchased 69,934 shares of common stock for this purpose at an aggregate cost of $6.7 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2020 and for each quarter of fiscal year 2019. At July 5, 2020, the Company had accrued $7.8 million for dividends declared on April 30, 2020 for the second quarter of fiscal year 2020 that were paid on August 7, 2020. On July 23, 2020, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2020 that will be payable in November 2020. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Company’s condensed consolidated statements of operations for the three and six months ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Cost of revenue	$253	$377	$507	$711
Research and development expenses	316	333	588	624
Selling, general and administrative expenses	9,034	5,993	11,558	11,466
Total stock-based compensation expense	$9,603	$6,703	$12,653	$12,801
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $3.3 million and $5.5 million for the three and six months ended July 5, 2020, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $3.0 million and $7.2 million for the three and six months ended June 30, 2019, respectively. Stock-based compensation costs capitalized as part of inventory were $0.5 million as of each of July 5, 2020 and June 30, 2019, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Six Months Ended
	July 5, 2020	June 30, 2019
Risk-free interest rate	0.9%	1.9%
Expected dividend yield	0.3%	0.3%
Expected term	5 years	5 years
Expected stock volatility	23.8%	22.8%
The following table summarizes stock option activity for the six months ended July 5, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 29, 2019	1,535	$60.42
Granted	266	86.87
Exercised	(196)	51.35
Forfeited	(65)	87.41
Outstanding at July 5, 2020	1,540	$65.00	3.6	$50.7
Exercisable at July 5, 2020	1,123	$56.75	2.7	$46.2
The weighted-average per-share grant-date fair value of options granted during the six months ended July 5, 2020 was $18.98. The weighted-average per-share grant-date fair value of options granted during the three and six months ended June 30, 2019 was $21.95 and $22.64, respectively. The total intrinsic value of options exercised during the three and six months ended July 5, 2020 was $7.8 million and $8.7 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2019 was $7.9 million and $16.7 million, respectively. Cash received from option exercises for the six months ended July 5, 2020 and June 30, 2019 was $10.1 million and $16.6 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $0.8 million and $1.9 million for the three and six months ended July 5, 2020, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2019, respectively.
There was $6.5 million of total unrecognized compensation cost related to nonvested stock options granted as of July 5, 2020. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the six months ended July 5, 2020:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 29, 2019	345	$78.69
Granted	181	84.13
Vested	(181)	71.80
Forfeited	(28)	84.80
Nonvested at July 5, 2020	317	$85.20
The fair value of restricted stock awards vested during the three and six months ended July 5, 2020 was $1.4 million and $13.0 million, respectively. The fair value of restricted stock awards vested during the three and six months ended June 30, 2019 was $2.0 million and $11.3 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.7 million and $5.2 million for the three and six months ended July 5, 2020, respectively, and $2.8 million and $5.5 million for the three and six months ended June 30, 2019, respectively.
As of July 5, 2020, there was $21.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 89,986 performance restricted stock units during the six months ended July 5, 2020 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the six months ended July 5, 2020 was $76.76. During the six months ended July 5, 2020, 29,943 performance restricted stock units were forfeited. The total compensation expense recognized related to performance restricted stock units was $2.0 million and $2.6 million for the three and six months ended July 5, 2020, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively. As of July 5, 2020, there were 121,759 performance restricted stock units outstanding.
Performance Units: No performance units were granted during the six months ended July 5, 2020. During the six months ended July 5, 2020, 1,948 performance units were forfeited. The total compensation expense recognized related to performance units was $3.3 million and $2.3 million for the three and six months ended July 5, 2020, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively. As of July 5, 2020, there were 31,207 performance units outstanding and subject to forfeiture, with a corresponding liability of $5.6 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the six months ended July 5, 2020, the Company awarded 8,333 shares to non-employee directors. The weighted-average per-share grant-date fair value of the stock awards granted during the six months ended July 5, 2020 was $91.75. The total compensation expense recognized related to the stock awards was $0.8 million and $0.7 million for the six months ended July 5, 2020 and June 30, 2019, respectively.
Employee Stock Purchase Plan: During the six months ended July 5, 2020, the Company issued 27,619 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $92.72 per share. During the six months ended June 30, 2019, the Company issued 18,562 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $74.62 per share. At July 5, 2020, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2020 and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2020.
The changes in the carrying amount of goodwill for the six months ended July 5, 2020 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 29, 2019	$1,498,820	$1,612,407	$3,111,227
Foreign currency translation	(1,059)	(1,106)	(2,165)
Acquisitions, earn-outs and other	(1,689)	—	(1,689)
Balance at July 5, 2020	$1,496,072	$1,611,301	$3,107,373

Identifiable intangible asset balances by category were as follows:

	July 5, 2020	December 29, 2019
	(In thousands)
Patents	$30,832	$30,831
Less: Accumulated amortization	(28,165)	(27,423)
Net patents	2,667	3,408
Trade names and trademarks	87,945	87,997
Less: Accumulated amortization	(43,826)	(40,295)
Net trade names and trademarks	44,119	47,702
Licenses	58,406	58,496
Less: Accumulated amortization	(51,397)	(49,733)
Net licenses	7,009	8,763
Core technology	686,482	689,089
Less: Accumulated amortization	(349,442)	(320,926)
Net core technology	337,040	368,163
Customer relationships	1,162,752	1,161,526
Less: Accumulated amortization	(437,073)	(378,188)
Net customer relationships	725,679	783,338
IPR&D	1,366	1,328
Net amortizable intangible assets	1,117,880	1,212,702
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,188,464	$1,283,286
Total amortization expense related to definite-lived intangible assets was $46.7 million and $94.0 million for the three and six months ended July 5, 2020, respectively, and $41.2 million and $79.9 million for the three and six months ended June 30, 2019, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $94.2 million for the remainder of fiscal year 2020, $173.5 million for fiscal year 2021, $157.2 million for fiscal year 2022, $133.1 million for fiscal year 2023, and $111.8 million for fiscal year 2024.

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
A summary of warranty reserve activity is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Balance at beginning of period	$9,041	$8,159	$8,812	$8,393
Provision charged to income	3,473	2,934	6,185	5,702
Payments	(2,889)	(3,283)	(6,155)	(6,537)
Adjustments to previously provided warranties, net	655	149	1,707	419
Foreign currency translation and acquisitions	190	26	(79)	8
Balance at end of period	$10,470	$7,985	$10,470	$7,985

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Service and administrative costs	$1,688	$1,629	$18	$22
Interest cost	3,138	4,150	23	29
Expected return on plan assets	(5,371)	(6,161)	(347)	(294)
Amortization of prior service costs	—	(38)	—	—
Net periodic pension credit	$(545)	$(420)	$(306)	$(243)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Service cost	$3,595	$3,262	$36	$44
Interest cost	6,282	8,309	47	58
Expected return on plan assets	(10,755)	(12,337)	(694)	(588)
Amortization of prior service costs	—	(77)	—	—
Net periodic benefit credit	$(878)	$(843)	$(611)	$(486)
During the six months ended July 5, 2020 and June 30, 2019, the Company contributed $3.4 million and $4.1 million, respectively, in the aggregate, to pension plans outside of the United States.
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

Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $358.7 million, $277.6 million and $241.2 million at July 5, 2020, December 29, 2019 and June 30, 2019, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 5, 2020 and June 30, 2019.

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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €104.8 million and combined U.S. Dollar notional amounts of $267.0 million as of July 5, 2020, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €15.8 million and combined U.S. Dollar notional amounts of $13.3 million as of June 30, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 5, 2020 and June 30, 2019. The Company received $5.0 million and paid $1.7 million during the six months ended July 5, 2020 and June 30, 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 5, 2020, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.1 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $22.3 million and $1.3 million for the three and six months ended July 5, 2020, respectively, and $1.7 million and $(3.1) million for the three and six months ended June 30, 2019, respectively.
During fiscal year 2018, the Company designated the 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 5, 2020, the total notional amount of the 2021 Notes that was designated to hedge investments in foreign subsidiaries was €199.9 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $9.9 million and $(1.9) million for the three and six months ended July 5, 2020, respectively, and $4.5 million and $(2.3) million for the three and six months ended June 30, 2019, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million, or $220.0 million, and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At July 5, 2020, the fair value of the cross-currency swap was $3.1 million, which was recorded in AOCI.

During the second quarter of fiscal year 2020, the Company entered into a forward foreign exchange contract, designated as a cash flow hedge, to hedge a portion of the 2021 Notes. The effective portion of the gain or loss of the cash flow hedge shall be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of July 5, 2020, the total notional amount of the forward foreign exchange contract that was designated as a cash flow hedge was €100.0 million. The unrealized foreign exchange losses recorded in earnings related to the cash flow hedge were $3.8 million for each of the three and six months ended July 5, 2020.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of July 5, 2020.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 5, 2020. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 5, 2020 and December 29, 2019 classified in one of the three classifications described above:

		Fair Value Measurements at July 5, 2020 Using:
	Total Carrying Value at July 5, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$3,145	$3,145	$—	$—
Foreign exchange derivative assets	4,065	—	4,065	—
Foreign exchange derivative liabilities	(984)	—	(984)	—
Contingent consideration	(13,726)	—	—	(13,726)

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,906	$2,906	$—	$—
Foreign exchange derivative assets	451	—	451	—
Foreign exchange derivative liabilities	(1,538)	—	(1,538)	—
Contingent consideration	(35,481)	—	—	(35,481)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 5, 2020 and December 29, 2019, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company will be obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the second quarter of fiscal year 2020, the Company updated the fair value of the contingent consideration and recorded a liability of $8.8 million as of July 5, 2020. The key assumptions used to determine the fair value of the contingent consideration as of July 5, 2020 included a projected milestone date within fiscal year 2020, discount rate of 5.7% and conditional probability of success of the last milestone of 90%. A significant delay in the product development (including the projected regulatory milestone) achievement date in isolation could result in a significantly lower fair value measurement; a significant acceleration in the product development (including the projected regulatory milestone) achievement date in isolation would not have a material impact on the fair value measurement; a significant change in the discount rate in isolation would not have a material impact on the fair value measurement; and a significant change in the probabilities of success in isolation could result in a significant change in fair value measurement.
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
As of July 5, 2020, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $21.1 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 2.5 years from July 5, 2020, and the remaining weighted average expected earnout period at July 5, 2020 was 11 months.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Balance at beginning of period	$(22,777)	$(34,349)	$(35,481)	$(69,661)
Amounts paid and foreign currency translation	9,930	147	10,309	38,561
Change in fair value (included within selling, general and administrative expenses)	(879)	(59)	11,446	(3,161)
Balance at end of period	$(13,726)	$(34,261)	$(13,726)	$(34,261)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of July 5, 2020, the Company’s senior unsecured revolving credit facility had a carrying value of $218.8 million, net of $3.0 million of unamortized debt issuance costs. As of December 29, 2019, the Company’s senior unsecured revolving credit facility had a carrying value of $322.0 million, net of $3.4 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first six months of fiscal year 2020. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $555.9 million, net of $3.2 million of unamortized original issue discount and $3.0 million of unamortized debt issuance costs as of July 5, 2020. The 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs as of December 29, 2019. The 2026 Notes had a fair value of €514.2 million and €518.5 million as of July 5, 2020 and December 29, 2019, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $336.6 million, net of $43,000 of unamortized original issue discount and $0.7 million of unamortized debt issuance costs as of July 5, 2020. The 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs as of December 29, 2019. The 2021 Notes had a fair value of €298.9 million and €301.9 million as of July 5, 2020 and December 29, 2019, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2029 Notes, with a face value of $850.0 million, had an aggregate carrying value of $840.2 million, net of $2.6 million of unamortized original issue discount and $7.2 million of unamortized debt issuance costs as of July 5, 2020. The 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs as of December 29, 2019. The 2029 Notes had a fair value of $909.5 million and $872.3 million as of July 5, 2020 and December 29, 2019, respectively. The fair value of the 2029 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
As of July 5, 2020, the 2021 Notes, 2026 Notes and 2029 Notes were classified as Level 2.
The Company’s other debt facilities had an aggregate carrying value of $19.9 million and $25.7 million as of July 5, 2020 and December 29, 2019, respectively. As of July 5, 2020, these consisted of bank loans in the aggregate amount of $19.8 million bearing fixed interest rates between 1.1% and 20.0% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first six months of fiscal year 2020. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of July 5, 2020, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.8 million and $7.7 million as of July 5, 2020 and December 29, 2019, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 5, 2020 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements that we have included elsewhere in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “intends,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We have included important factors below under the heading “Risk Factors” in Part II, Item 1A. that we believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
We are a leading provider of products, services and solutions for the diagnostics, life sciences and applied markets. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
The principal products and services of our two operating segments are:
•Discovery & Analytical Solutions. Provides products and services targeted towards the life sciences and applied markets.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, immunodiagnostics and applied genomics markets. The Diagnostics segment serves the diagnostics market.
Overview of the Second Quarter of Fiscal Year 2020
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2021 ("fiscal year 2020") will include 53 weeks, and the fiscal year ended December 29, 2019 ("fiscal year 2019") included 52 weeks.
Our overall revenue in the second quarter of fiscal year 2020 was $811.7 million and increased $89.2 million, or 12%, as compared to the second quarter of fiscal year 2019, reflecting an increase of $132.2 million, or 46%, in our Diagnostics segment revenue partially offset by a decrease of $43.0 million, or 10%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2020 was driven by increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health franchise and unfavorable changes in foreign exchange rates. The decrease in our Discovery & Analytical Solutions segment revenue for the second quarter of fiscal year 2020 was driven by a decrease in our applied markets revenue and a decrease in our life sciences market revenue, each of which included unfavorable changes in foreign exchange rates. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets, as well as unfavorable changes in foreign exchange rates. The decrease in our life sciences market revenue was the result of a decrease in revenue from our academia and governmental markets, partially offset by an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth of our Informatics business.
Our consolidated gross margins increased 697 basis points in the second quarter of fiscal year 2020, as compared to the second quarter of fiscal year 2019, primarily due to higher sales volume, favorable shift in product mix, service productivity and pricing initiatives, partially offset by increased amortization expense. Our consolidated operating margins increased 894 basis points in the second quarter of fiscal year 2020, as compared to the second quarter of fiscal year 2019, primarily due to higher sales volume, which was partially offset by increased costs related to amortization of acquired intangible assets and investments in new product development.
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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (our “2019 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the six months ended July 5, 2020.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 5, 2020 was $811.7 million, as compared to $722.5 million for the three months ended June 30, 2019, an increase of $89.2 million, or approximately 12%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 5, 2020 as compared to the three months ended June 30, 2019 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $420.7 million for the three months ended July 5, 2020, as compared to $288.6 million for the three months ended June 30, 2019, an increase of $132.2 million, or 46%, primarily due to increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health franchise and unfavorable changes in foreign exchange rates. Our Discovery & Analytical Solutions segment revenue was $391.0 million for the three months ended July 5, 2020, as compared to $434.0 million for the three months ended June 30, 2019, a decrease of $43.0 million, or 10%, driven by a decrease in our applied markets revenue due to reduced demand as a result of the COVID-19 pandemic, resulting in lower sales volume in our product offerings in the industrial, environmental and food markets, a decrease in our life sciences market revenue and unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended July 5, 2020 and June 30, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended July 5, 2020 was $1,464.1 million, as compared to $1,371.3 million for the six months ended June 30, 2019, an increase of $92.9 million, or approximately 7%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 5, 2020 as compared to the six months ended June 30, 2019 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $674.7 million for the six months ended July 5, 2020, as compared to $548.5 million for the six months ended June 30, 2019, an increase of $126.3 million, or 23%, primarily due to increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health franchise and unfavorable changes in foreign exchange rates. Our Discovery & Analytical Solutions segment revenue was $789.4 million for the six months ended July 5, 2020, as compared to $822.8 million for the six months ended June 30, 2019, a decrease of $33.4 million, or 4%, primarily driven by a decrease in our applied markets revenue due to reduced demand as a result of the COVID-19 pandemic, resulting in lower sales volume in our product offerings in the industrial, environmental and food markets, and unfavorable changes in foreign exchange rates, partially offset by an increase in our life sciences market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue for each of the six months ended July 5, 2020 and June 30, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 5, 2020 was $364.4 million, as compared to $374.7 million for the three months ended June 30, 2019, a decrease of $10.4 million, or approximately 3%. As a percentage of revenue, cost of revenue decreased to 44.9% for the three months ended July 5, 2020, from 51.9% for the three months ended June 30, 2019, resulting in an increase in gross margin of 697 basis points to 55.1% for the three months ended July 5, 2020, from 48.1% for the three months ended June 30, 2019. Amortization of intangible assets increased and was $16.0 million for the three months ended July 5, 2020, as compared to $15.6 million for the three months ended June 30, 2019. Stock-based compensation expense was $0.3 million for the three months ended July 5, 2020, as compared to $0.4 million for the three months ended June 30, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.4 million for the three months ended July 5, 2020, as compared to $5.3 million for the three months ended June 30, 2019. In addition to the above items, the overall increase in gross margin was primarily the result of higher volume, favorable shift in product mix, service productivity and pricing initiatives partially offset by increased amortization expense.
Cost of revenue for the six months ended July 5, 2020 was $708.7 million, as compared to $715.7 million for the six months ended June 30, 2019, a decrease of $6.9 million, or approximately 1%. As a percentage of revenue, cost of revenue decreased to 48.4% for the six months ended July 5, 2020, from 52.2% for the six months ended June 30, 2019, resulting in an increase in gross margin of 378 basis points to 51.6% for the six months ended July 5, 2020, from 47.8% for the six months ended June 30, 2019. Amortization of intangible assets increased and was $32.1 million for the six months ended July 5, 2020, as compared to $30.4 million for the six months ended June 30, 2019. Stock-based compensation expense was $0.5 million for the six months ended July 5, 2020, as compared to $0.7 million for the six months ended and June 30, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $1.5 million for the six months ended July 5, 2020, as compared to $5.6 million for the six months ended June 30, 2019. In addition to the above items, the overall increase in gross margin was primarily the result of higher volume, favorable shift in product mix, service productivity and pricing initiatives partially offset by increased amortization expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 5, 2020 were $221.0 million, as compared to $201.6 million for the three months ended June 30, 2019, an increase of $19.5 million, or 9.7%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.2% for the three months ended July 5, 2020, as compared to 27.9% for the three months ended June 30, 2019. Amortization of intangible assets increased and was $30.7 million for the three months ended July 5, 2020, as compared to $25.6 million for the three months ended June 30, 2019. Stock-based compensation expense was $9.0 million for the three months ended July 5, 2020 as compared to $6.0 million for the three months ended June 30, 2019. Other purchase accounting adjustments added an incremental expense of $0.9 million for the three months ended July 5, 2020, as compared to $0.1 million for the three months ended June 30, 2019. Acquisition and divestiture-related expenses decreased expenses by $5.2 million for the three months ended July 5, 2020, as compared to an incremental expense of $0.9 million for the three months ended June 30, 2019. Legal costs for significant litigation matters and settlements were $3.2 million for the three months ended July 5, 2020, as compared to $0.4 million for the three months ended June 30, 2019. Costs for significant environmental matters added an incremental expense of $5.2 million for the three months ended July 5, 2020. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended July 5, 2020 were $429.6 million, as compared to $400.4 million for the six months ended June 30, 2019, an increase of $29.2 million, or 7.3%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.3% for the six months ended July 5, 2020, as compared to 29.2% for the six months ended June 30, 2019. Amortization of intangible assets increased and was $61.9 million for the six months ended July 5, 2020, as compared to $49.5 million for the six months ended June 30, 2019. Stock-based compensation expense was $11.6 million for the six months ended July 5, 2020 as compared to $11.5 million for the six months ended June 30, 2019. Other purchase accounting adjustments decreased expenses by $11.4 million for the six months ended July 5, 2020, as compared to increasing expenses by $3.2 million for the six months ended June 30, 2019. Acquisition and divestiture-related expenses added an incremental expense of $7.1 million for the six months ended July 5, 2020, as compared to $2.4 million for the six months ended June 30, 2019. Legal costs for significant litigation matters and settlements were $3.6 million for the six months ended July 5, 2020, as compared to $0.8 million for the six months ended June 30, 2019. Costs for significant environmental matters added an incremental expense of $5.2 million for the six months ended July 5, 2020. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments and the extra fiscal week, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended July 5, 2020 were $49.5 million, as compared to $48.3 million for the three months ended June 30, 2019, an increase of $1.2 million, or 2.4%. As a percentage of revenue, research and development expenses decreased and were 6.1% for the three months ended July 5, 2020, as compared to 6.7% for the three months ended June 30, 2019. Stock-based compensation expense was $0.3 million for each of the three months ended July 5, 2020 and June 30, 2019. The increase in research and development expenses was driven by our investments in new product development.
Research and development expenses for the six months ended July 5, 2020 were $98.4 million, as compared to $96.3 million for the six months ended June 30, 2019, an increase of $2.1 million, or 2.2%. As a percentage of revenue, research and development expenses decreased and were 6.7% for the six months ended July 5, 2020, as compared to 7.0% for the six months ended June 30, 2019. Stock-based compensation expense was $0.6 million for each of the six months ended July 5, 2020 and June 30, 2019. The increase in research and development expenses was driven by our investments in new product development.

Restructuring and Other Costs, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy, the integration of our business units and our productivity initiatives. The activities associated with these plans have been reported as restructuring and other costs, net, as applicable, and are included as a component of income from continuing operations. The current portion of restructuring and other costs is recorded in short-term accrued restructuring and other costs, accrued expense and other current liabilities, and operating lease right-of-use-assets. The long-term portion of restructuring and other costs is recorded in long-term liabilities and operating lease liabilities.
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
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2020 Plan	32	$2,312	$1,134	$92	$682	$4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	177	2,404	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	11,156	2,641	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	4,461	1,129	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	6,001	1,459	—	—	7,460	Q4 FY2019	—
        We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
        In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.2 million and $0.1 million during the six months ended July 5, 2020 in the Discovery & Analytical Solutions segment and Diagnostics segment, respectively.

        We recorded pre-tax charges of $0.8 million and $2.2 million associated with relocating facilities during the three and six months ended July 5, 2020, respectively, in the Discovery & Analytical Solutions segment. We recorded pre-tax charges of $0.3 million and $0.4 million associated with relocating facilities during the three and six months ended July 5, 2020, respectively, in the Diagnostics segment. We expect to make payments on these relocation activities through fiscal year 2021.
        At July 5, 2020, we had $13.9 million recorded for accrued restructuring and other costs, of which $9.6 million was recorded in short-term accrued restructuring and other costs, $0.5 million was recorded in operating lease right-of-use assets, $1.3 million was recorded in operating lease liabilities and $2.5 million was recorded in long-term liabilities. At December 29, 2019, we had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities. The following table summarizes our restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during the six months ended July 5, 2020:

	Balance at December 29, 2019	2020 Charges	2020 Changes in Estimates, Net	2020 Amounts Paid	Balance at July 5, 2020
	(In thousands)
Severance:
Q1 2020 Plan	$—	$3,446	$—	$(1,791)	$1,655
Q4 2019 Plan	889	—	(69)	(454)	366
Q3 2019 Plan	6,311	—	—	(1,798)	4,513
Q2 2019 Plan	1,889	—	—	(1,152)	737
Q1 2019 Plan	2,129	—	—	(669)	1,460

Facility:
Q1 2020 Plan	—	774	—	(120)	654

Previous Plans	1,647	—	69	(52)	1,664
Restructuring	12,865	4,220	—	(6,036)	11,049
Contract Termination	188	—	212	(26)	374
Other Costs	827	2,584	—	(930)	2,481
Total Restructuring and Other Liabilities	$13,880	$6,804	$212	$(6,992)	$13,904

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
	(In thousands)
Interest income	$(192)	$(350)	$(457)	$(633)
Interest expense	11,586	17,207	25,251	33,057
Loss on disposition of businesses and assets, net	—	336	—	2,469
Other (income) expense, net	(582)	2,715	(3,989)	1,580
Total interest and other expense, net	$10,812	$19,908	$20,805	$36,473
Interest and other expense, net, for the three months ended July 5, 2020 was $10.8 million, as compared to $19.9 million for the three months ended June 30, 2019, a decrease of $9.1 million. The decrease in interest and other expense, net, for the three months ended July 5, 2020, as compared to the three months ended June 30, 2019, was primarily due to a decrease in interest expense by $5.6 million, a decrease in other (income) expense, net of $3.3 million, and a decrease in loss on disposition of businesses and assets, net by $0.3 million, which were partially offset by a decrease in interest income by $0.2 million. The decrease of $5.6 million in interest expense for the three months ended July 5, 2020, as compared to the three months ended June 30, 2019, was primarily the result of the lower interest rate environment that allowed us to refinance our fixed-rate debt at a more favorable level in the third quarter of fiscal year 2019. The decrease of $3.3 million in other (income) expense, net for the three months ended July 5, 2020, as compared to the three months ended June 30, 2019, consisted primarily of increased income related to foreign currency transactions and translation. The other components of net periodic pension credit were $1.6 million and $1.5 million for the three months ended July 5, 2020 and June 30, 2019, respectively. These amounts were included in other (income) expense, net.
Interest and other expense, net, for the six months ended July 5, 2020 was $20.8 million, as compared to $36.5 million for the six months ended June 30, 2019, a decrease of $15.7 million. The decrease in interest and other expense, net, for the six months ended July 5, 2020, as compared to the six months ended June 30, 2019, was primarily due to a decrease in interest expense by $7.8 million, a decrease in other (income) expense, net by $5.6 million, and a decrease in loss on disposition of businesses and assets, net by $2.5 million, which were partially offset by a decrease in interest income by $0.2 million. The decrease of $7.8 million in interest expense for the six months ended July 5, 2020, as compared to the six months ended June 30, 2019 was primarily the result of the lower interest rate environment that allowed us to refinance our fixed-rate debt at a more favorable level in the third quarter of fiscal year 2019, and also the favorable impact of the cross-currency interest rate swap that we executed in the second quarter of fiscal year 2019. The decrease of $5.6 million in other (income) expense, net for the six months ended July 5, 2020, as compared to the six months ended June 30, 2019 consisted primarily of reduced expenses related to foreign currency transactions and translation. The other components of net periodic pension credit were $3.3 million and $2.9 million for the six months ended July 5, 2020 and June 30, 2019, respectively. These amounts were included in other (income) expenses, net.
Provision for Income Taxes
For the three months ended July 5, 2020, the provision for income taxes from continuing operations was $27.6 million, as compared to $2.7 million for the three months ended June 30, 2019. For the six months ended July 5, 2020, the provision for income taxes from continuing operations was $28.6 million, as compared to $4.0 million for the six months ended June 30, 2019.
The effective tax rate from continuing operations was 16.8% and 14.3% for the three and six months ended July 5, 2020, respectively, as compared to 3.7% for each of the three and six months ended June 30, 2019. The higher effective tax rate during the three months ended July 5, 2020, as compared to the three months ended June 30, 2019, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2020 as compared to fiscal year 2019, augmented by lower tax benefits related to discrete items. The discrete items were $0.6 million for the three months ended July 5, 2020, as compared to $5.2 million for the three months ended June 30, 2019. The higher effective tax rate during the six months ended July 5, 2020, as compared to the six months ended June 30, 2019, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2020 as compared to fiscal year 2019, along with lower tax benefits related to discrete items. The discrete items were $5.5 million for the six months ended July 5, 2020, as compared to $9.2 million for the six months ended June 30, 2019.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.8 million and $7.7 million as of July 5, 2020 and December 29, 2019, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
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
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at July 5, 2020 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended July 5, 2020 was $391.0 million, as compared to $434.0 million for the three months ended June 30, 2019, a decrease of $43.0 million, or 10%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended July 5, 2020, as compared to the three months ended June 30, 2019, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was a result of a decrease of $38.2 million in our applied markets revenue and a decrease of $4.7 million in our life sciences market revenue. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets, as well as unfavorable changes in foreign exchange rates. The decrease in our life sciences market revenue was the result of a decrease in revenue from our academia and governmental markets, partially offset by an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth in our Informatics business.
Revenue for the six months ended July 5, 2020 was $789.4 million, as compared to $822.8 million for the six months ended June 30, 2019, a decrease of $33.4 million, or 4%, which includes an approximate 3% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the six months ended July 5, 2020, as compared to the six months ended June 30, 2019, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was a result of a decrease of $57.0 million in our applied markets revenue, partially offset by an increase of $23.6 million in our life sciences market revenue. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets, as well as unfavorable changes in foreign exchange rates. The increase in our life sciences market revenue was primarily the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth in our Informatics and OneSource businesses, which were partially offset by a decrease in revenue from our academia and governmental markets.
Operating income from continuing operations for the three months ended July 5, 2020 was $39.4 million, as compared to $57.7 million for the three months ended June 30, 2019, a decrease of $18.3 million, or 32%. Amortization of intangible assets was $20.5 million for the three months ended July 5, 2020, as compared to $13.1 million for the three months ended June 30, 2019. Restructuring and other charges, net, were $0.8 million for the three months ended July 5, 2020, as compared to $4.8 million for the three months ended June 30, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.1 million for the three months ended July 5, 2020, as compared to $5.0 million for the three months ended June 30, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs decreased expenses by $5.5 million for the three months ended July 5, 2020, as compared to increasing expense by $0.4 million for the three months ended June 30, 2019. Legal costs for significant litigation matters and settlements were $2.0 million for the three months ended July 5, 2020, as compared to $0.4 million for the three months ended June 30, 2019. In addition to the factors noted above, operating income decreased for the three months ended July 5, 2020, as compared to the three months ended June 30, 2019, primarily as a result of lower sales volume and increased investments in new product development, partially offset by pricing initiatives and services productivity.
Operating income from continuing operations for the six months ended July 5, 2020 was $67.9 million, as compared to $94.6 million for the six months ended June 30, 2019, a decrease of $26.7 million, or 28%. Amortization of intangible assets was $41.2 million for the six months ended July 5, 2020, as compared to $23.4 million for the six months ended June 30, 2019. Restructuring and other charges, net, were $4.8 million for the six months ended July 5, 2020, as compared to $11.0 million for the six months ended June 30, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.0 million for the six months ended July 5, 2020, as compared to $5.0 million for the six months ended

June 30, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs decreased expenses by $5.5 million for the six months ended July 5, 2020, as compared to increasing expense by $1.0 million for the six months ended June 30, 2019. Legal costs for significant litigation matters and settlements were $2.4 million for the six months ended July 5, 2020, as compared to $0.8 million for the six months ended June 30, 2019. In addition to the factors noted above, operating income decreased for the six months ended July 5, 2020, as compared to the six months ended June 30, 2019, primarily as a result of lower sales volume, an extra fiscal week and increased investments in new product development, partially offset by pricing initiatives and services productivity.
Diagnostics
Revenue for the three months ended July 5, 2020 was $420.7 million, as compared to $288.6 million for the three months ended June 30, 2019, an increase of $132.2 million, or 46%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended July 5, 2020 and June 30, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the three months ended July 5, 2020 was driven by increased demand resulting in higher sales volume in our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health franchise and unfavorable changes in foreign exchange rates.
Revenue for the six months ended July 5, 2020 was $674.7 million, as compared to $548.5 million for the six months ended June 30, 2019, an increase of $126.3 million, or 23%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue in our Diagnostics segment for each of the six months ended July 5, 2020 and June 30, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the six months ended July 5, 2020 was driven by increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health and unfavorable changes in foreign exchange rates.
Operating income from continuing operations for the three months ended July 5, 2020 was $160.3 million, as compared to $49.3 million for the three months ended June 30, 2019, an increase of $111.0 million, or 225%. Amortization of intangible assets decreased and was $26.2 million for the three months ended July 5, 2020, as compared to $28.1 million for the three months ended June 30, 2019. Restructuring and other charges, net, were $0.3 million for the three months ended July 5, 2020, as compared to $1.3 million for the three months ended June 30, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $1.3 million for the three months ended July 5, 2020, as compared to $0.7 million for the three months ended June 30, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for each of the three months ended July 5, 2020 and June 30, 2019. Legal costs for significant litigation matters and settlements were $1.2 million for the three months ended July 5, 2020. In addition to the factors noted above, operating income increased for the three months ended July 5, 2020, as compared to the three months ended June 30, 2019, primarily as a result of higher sales volume, favorable product mix and pricing initiatives, partially offset by increased investments in new product development.
Operating income from continuing operations for the six months ended July 5, 2020 was $189.9 million, as compared to $80.7 million for the six months ended June 30, 2019, an increase of $109.2 million, or 135%. Amortization of intangible assets decreased and was $52.8 million for the six months ended July 5, 2020, as compared to $56.5 million for the six months ended June 30, 2019. Restructuring and other charges, net, were $2.3 million for the six months ended July 5, 2020, as compared to $2.8 million for the six months ended June 30, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $1.5 million for the six months ended July 5, 2020, as compared to $5.0 million for the six months ended June 30, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.5 million for the six months ended July 5, 2020, as compared to $0.6 million for the six months ended June 30, 2019. Legal costs for significant litigation matters and settlements were $1.2 million for the six months ended July 5, 2020. In addition to the factors noted above, operating income increased for the six months ended July 5, 2020, as compared to the six months ended June 30, 2019, primarily as a result of higher sales volume, favorable product mix and pricing initiatives, partially offset by increased investments in new product development.

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
Principal factors that could affect the availability of our internally generated funds include:
•changes in sales due to weakness in markets in which we sell our products and services, and
•changes in our working capital requirements and capital expenditures.
Principal factors that could affect our ability to obtain cash from external sources include:
•financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,
•increases in interest rates applicable to our outstanding variable rate debt,
•a ratings downgrade that could limit the amount we can borrow under our senior unsecured revolving credit facility and our overall access to the corporate debt market,
•increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,
•a decrease in the market price for our common stock, and
•volatility in the public debt and equity markets, including as a result of the COVID-19 pandemic.
At July 5, 2020, we had cash and cash equivalents of $218.5 million, of which $210.5 million was held by our non-U.S. subsidiaries, and we had $766.8 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at July 5, 2020.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains numerous income tax provisions. The Company does not expect that any of the provisions of the CARES Act will result in a material impact to the Company’s consolidated financial statements or related disclosures.
On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). During the six months ended July 5, 2020, we had no stock repurchases under the Repurchase Program. As of July 5, 2020, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program. The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 5, 2020, we repurchased 3,574 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the six months ended July 5, 2020, we repurchased 69,934 shares of common stock for this purpose at an aggregate cost of $6.7 million.
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
During the first six months of fiscal year 2020, we contributed $3.4 million, in the aggregate, to our defined benefit pension plans outside of the United States and expect to contribute an additional $3.2 million by the end of fiscal year 2020. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $198.6 million for the six months ended July 5, 2020, as compared to net cash provided by continuing operations of $41.5 million for the six months ended June 30, 2019, an increase in cash provided in operating activities of $157.1 million. The cash provided by operating activities for the six months ended July 5, 2020 was principally a result of income from continuing operations of $170.9 million, and non-cash charges, including depreciation and amortization of $120.0 million, stock-based compensation expense of $12.7 million, restructuring and other costs, net of $7.0 million, amortization of deferred debt financing costs and accretion of discount of $1.6 million and loss on disposition of businesses and assets, net of $0.5 million. These items were partially offset by a net cash decrease in working capital of $101.5 million and a net cash decrease of $12.6 million in accrued expenses, other assets and liabilities and other items, including the change in fair value of contingent consideration. Contributing to the net cash decrease in working capital for the six months ended July 5, 2020, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $126.7 million, which was partially offset by a decrease in accounts receivable of $4.3 million and an increase in accounts payable of $20.9 million. The increase in inventory was primarily due to the ramp up of COVID-19 product offerings and seasonal inventory builds as well as lower than expected sales in our Discovery & Analytical Solutions segment during the first six months of fiscal year 2020. The decrease in accounts receivable was a result of strong accounts receivable collection and better collection terms during the first six months of fiscal year 2020. The increase in accounts payable was primarily the result of term extensions and timing of disbursements during the first six months of fiscal year 2020. The change in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $12.6 million for the six months ended July 5, 2020, as compared to $97.7 million for the six months ended June 30, 2019. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $1.5 million for the six months ended July 5, 2020 as compared to $5.6 million for the six months ended June 30, 2019. For the six months ended July 5, 2020, the change in fair value of contingent consideration resulted in a decrease to cash provided by operating activities of $11.4 million, as compared to $3.2 million increase in cash provided for the six months ended June 30, 2019. For the six months ended July 5, 2020, $4.8 million of contingent consideration payments were included in operating activities, as compared to $6.4 million for the six months ended June 30, 2019. In addition, we paid $11.8 million of stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited for the six months ended June 30, 2019.

Investing Activities. Net cash used in investing activities was $45.6 million for the six months ended July 5, 2020, as compared to $286.5 million for the six months ended June 30, 2019, a decrease of $240.9 million. For the six months ended July 5, 2020, the net cash used in investing activities was principally a result of cash used for capital expenditures of $37.1 million, purchases of investments of $7.4 million and cash used for acquisitions of $3.0 million. These items were partially offset by $1.8 million in proceeds from disposition of businesses and assets and $0.1 million in proceeds from surrender of life insurance policies. Cash used for capital expenditures was $36.5 million for the six months ended June 30, 2019. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the six months ended June 30, 2019, we used $244.7 million for acquisitions, $5.0 million in cash for purchases of licenses and $0.9 million for purchases of investments. In addition, proceeds from disposition of businesses and assets were $0.6 million for the six months ended June 30, 2019.
Financing Activities. Net cash used in financing activities was $120.4 million for the six months ended July 5, 2020, as compared to net cash provided by financing activities of $231.2 million for the six months ended June 30, 2019, an increase in cash used in financing activities of $351.6 million. The cash used in financing activities during the six months ended July 5, 2020 was a result of debt payments, payments of dividends, repurchase of our common stock pursuant to our equity incentive plans and net payments on other credit facilities. During the six months ended July 5, 2020, our debt payments totaled $290.0 million which were partially offset by debt borrowings of $188.0 million. This compares to debt payments of $578.0 million and debt issuance costs of $0.2 million, which were more than offset by our debt borrowings of $849.6 million during the six months ended June 30, 2019. During the six months ended July 5, 2020, we paid $15.6 million in dividends as compared to $15.5 million for the six months ended June 30, 2019. During the six months ended July 5, 2020, we repurchased 69,934 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $6.7 million. This compares to repurchases of 65,568 shares of our common stock pursuant to our equity incentive plans for the six months ended June 30, 2019, for a total cost of $6.1 million. During the six months ended July 5, 2020, we had net payments on other credit facilities of $6.0 million as compared to $9.8 million for the six months ended June 30, 2019. In addition, during the six months ended July 5, 2020, we paid $5.2 million for acquisition-related contingent consideration as compared to $23.7 million for the six months ended June 30, 2019. This cash used in financing activities during the six months ended July 5, 2020 was partially offset by proceeds from the issuance of common stock under our stock plans and proceeds from settlement of forward foreign exchange contracts. Proceeds from the issuance of common stock under our stock plans was $10.1 million during the six months ended July 5, 2020 as compared to $16.6 million for the six months ended June 30, 2019. Proceeds from settlement of forward foreign exchange contracts was $5.0 million during the six months ended July 5, 2020, as compared to payments of $1.7 million for settlement of forward foreign exchange contracts for the six months ended June 30, 2019.
Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 16, 2024. As of July 5, 2020, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of July 5, 2020, we had $766.8 million available for additional borrowing under the facility. We plan to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of July 5, 2020 was 101.5 basis points. The weighted average Eurocurrency interest rate as of July 5, 2020 was 0.15%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.17%, which was the interest applicable to the borrowings outstanding as of July 5, 2020. As of July 5, 2020, the senior unsecured revolving credit facility had outstanding borrowings of $221.8 million, and $3.0 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable debt covenants as of July 5, 2020.

1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of July 5, 2020, the 2026 Notes had an aggregate carrying value of $555.9 million, net of $3.2 million of unamortized original issue discount and $3.0 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of July 5, 2020, the 2021 Notes had an aggregate carrying value of $336.6 million, net of $43,000 of unamortized original issue discount and $0.7 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, we issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of July 5, 2020, the 2029 Notes had an aggregate carrying value of $840.2 million, net of $2.6 million of unamortized original issue discount and $7.2 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under our previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require us to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.

Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $18.8 million (or €16.7 million) and $23.8 million (or €21.3 million) as of July 5, 2020 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $18.7 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $5.2 million of the bank loans are secured by mortgages on real property and the remaining $13.6 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable debt covenants as of July 5, 2020.
In addition, we had secured bank loans in the aggregate amount of $1.1 million and $1.9 million as of July 5, 2020 and December 29, 2019, respectively. The secured bank loans of $1.1 million bear fixed annual interest rates between 1.95% and 20.0% and are required to be repaid in monthly installments until 2027.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2020 and for each quarter of fiscal year 2019. At July 5, 2020, we had accrued $7.8 million for dividends declared on July 23, 2020 for the second quarter of fiscal year 2020 that were paid on August 7, 2020. On July 23, 2020, we announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2020 that will be payable in November 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $358.7 million, $277.6 million and $241.2 million at July 5, 2020, December 29, 2019 and June 30, 2019, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 5, 2020 and June 30, 2019.

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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined Euro notional amounts of €104.8 million and combined U.S. Dollar notional amounts of $267.0 million as of July 5, 2020, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €15.8 million and combined U.S. Dollar notional amounts of $13.3 million as of June 30, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 5, 2020 and June 30, 2019. We received $5.0 million and paid $1.7 million during the six months ended July 5, 2020 and June 30, 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 5, 2020, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.1 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $22.3 million and $1.3 million for the three and six months ended July 5, 2020, respectively, and $1.7 million and $(3.1) million for the three and six months ended June 30, 2019, respectively.
During fiscal year 2018, we designated the 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 5, 2020, the total notional amount of the 2021 Notes that was designated to hedge investments in foreign subsidiaries was €199.9 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $9.9 million and $(1.9) million for the three and six months ended July 5, 2020, respectively, and $4.5 million and $(2.3) million for the three and six months ended June 30, 2019, respectively.
During fiscal year 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million, or $220.0 million, and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We receive interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At July 5, 2020, the fair value of the cross-currency swap was $3.1 million, which was recorded in AOCI.
During the second quarter of fiscal year 2020, we entered into a forward foreign exchange contract, designated as a cash flow hedge, to hedge a portion of the 2021 Notes. The effective portion of the gain or loss of the cash flow hedge shall be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of July 5, 2020, the total notional amount of the forward foreign exchange contract that was designated as a cash flow hedge was €100.0 million. The unrealized foreign exchange losses recorded in earnings related to the cash flow hedge were $3.8 million for each of the three and six months ended July 5, 2020.
We do not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 5, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 5, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 5, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 5, 2020 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 1A.Risk Factors
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
        The pandemic caused by coronavirus disease 2019 (“COVID-19”) is having, and may continue to have, a negative effect on the demand for certain of our products and our global operations including our manufacturing capabilities, logistics and supply chain that may materially and adversely impact our business, financial conditions, results of operations and cash flows.
We face risks related to public health crises and pandemics, including the COVID-19 pandemic that was first reported in China in December 2019 and has since spread to all geographic regions where our products are produced and sold. The global impact of COVID-19 has resulted in an adverse impact on our operations, supply chains and distribution systems, as significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, have been implemented, and in some areas relaxed, and then implemented again. Continued uncertainty with respect to the severity and duration of the COVID-19 pandemic has contributed to the volatility of financial markets. The probability that the COVID-19 pandemic will cause an extended global economic slowdown is high, and a global recession is possible.
Although the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, impacts that we may experience include, but are not limited to: fluctuations in our stock price due to market volatility; a decrease in demand for certain of our products; reduced profitability; large-scale supply chain disruptions impeding our ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cybersecurity and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; fluctuations in foreign currency markets; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to our pension and other postretirement benefit plans; and deferred tax valuation allowances.
The rapid and continually evolving development of the COVID-19 situation, and the extent to which ongoing mitigation measures will be effective, precludes any prediction as to its ultimate impact. However, we currently anticipate that business disruptions and market volatility resulting from the COVID-19 pandemic will have a material adverse impact on the growth rate of certain of our businesses, particularly within the Discovery & Analytical Solutions segment, and may also have a material adverse impact on our overall financial condition, results of operations and cash flows.

Our Diagnostics segment has experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings. The increased demand for these products is expected to continue into the third quarter of our fiscal year 2020, but the overall sustainability of the increase in associated revenue remains largely contingent upon consumer demand for COVID-19 testing.
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
We sell many of our products in industries characterized by rapid technological change, frequent new product and service introductions, and evolving customer needs and industry standards. Many of the businesses competing with us in these industries have significant financial and other resources to invest in new technologies, substantial intellectual property portfolios, substantial experience in new product development, regulatory expertise, manufacturing capabilities, and established distribution channels to deliver products to customers. Our products could become technologically obsolete over time, or we may invest in technology that does not lead to revenue growth or continue to sell products for which the demand from our customers is declining, in which case we may lose market share or not achieve our revenue growth targets. The success of our new product offerings will depend upon several factors, including our ability to:
•accurately anticipate customer needs,
•innovate and develop new reliable technologies and applications,
•receive regulatory approvals in a timely manner,
•successfully commercialize new technologies in a timely manner,
•price our products competitively, and manufacture and deliver our products in sufficient volumes and on time, and
•differentiate our offerings from our competitors’ offerings.
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of the Meizheng Group. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:
•competition among buyers and licensees,
•the high valuations of businesses and technologies,
•the need for regulatory and other approval, and
•our inability to raise capital to fund these acquisitions.
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed in the short term, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:
•demand for and market acceptance of our products,
•competitive pressures resulting in lower selling prices,
•changes in the level of economic activity in regions in which we do business, including as a result of global health crises or pandemics, including COVID-19,
•changes in general economic conditions or government funding,
•settlements of income tax audits,
•expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,
•contract termination and litigation costs,
•differing tax laws and changes in those laws, or changes in the countries in which we are subject to taxation,
•changes in our effective tax rate,
•changes in industries, such as pharmaceutical and biomedical,
•changes in the portions of our revenue represented by our various products and customers,
•our ability to introduce new products,
•our competitors’ announcement or introduction of new products, services or technological innovations,
•costs of raw materials, energy or supplies,
•changes in healthcare or other reimbursement rates paid by government agencies and other third parties for certain of our products and services,
•our ability to realize the benefit of ongoing productivity initiatives,
•changes in the volume or timing of product orders,
•fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans,
•changes in our assumptions underlying future funding of pension obligations,
•changes in assumptions used to determine contingent consideration in acquisitions, and
•changes in foreign currency exchange rates.

A significant disruption in third-party package delivery and import/export services, or significant increases in prices for those services, could interfere with our ability to ship products, increase our costs and lower our profitability.
We ship a significant portion of our products to our customers through independent package delivery and import/export companies, including UPS and Federal Express in the United States; TNT, UPS and DHL in Europe; and UPS in Asia. We also ship our products through other carriers, including commercial airlines, freight carriers, national trucking firms, overnight carrier services and the United States Postal Service. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, including a service disruption as a result of the COVID-19 pandemic, we may have to seek alternative providers and the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain of our customers.
Disruptions in the supply of raw materials, certain key components and other goods from our limited or single source suppliers could have an adverse effect on the results of our business operations, and could damage our relationships with customers.
The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and other goods can usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers. In addition, a global health crisis or pandemic such as the COVID-19 pandemic could have a significant adverse effect on our supply chain.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2019. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
•changes in actual, or from projected, foreign currency exchange rates,
•a global health crisis of unknown duration, such as the COVID-19 pandemic,
•changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,
•trade protection measures including embargoes and tariffs, such as the tariffs recently implemented by the U.S. government on certain imports from China and by the Chinese government on certain imports from the U.S., the extent and impact of which have yet to be fully determined,
•import or export licensing requirements and the associated potential for delays or restrictions in the shipment of our products or the receipt of products from our suppliers,
•policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,
•differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,
•adverse income tax audit settlements or loss of previously negotiated tax incentives,
•differing business practices associated with foreign operations,
•difficulty in transferring cash between international operations and the United States,
•difficulty in staffing and managing widespread operations,
•differing labor laws and changes in those laws,
•differing protection of intellectual property and changes in that protection,
•expanded enforcement of laws related to data protection and personal privacy,
•increasing global enforcement of anti-bribery and anti-corruption laws, and
•differing regulatory requirements and changes in those requirements.

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

We have a substantial amount of debt and other financial obligations. Our debt level and related debt service obligations could have negative consequences, including:
•requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes, such as acquisitions and stock repurchases;
•reducing our flexibility in planning for or reacting to changes in our business and market conditions;
•exposing us to interest rate risk as a portion of our debt obligations are at variable rates;
•increasing our foreign currency risk as a portion of our debt obligations are in denominations other than the US dollar; and
•increasing the chances of a downgrade of our debt ratings due to the amount or intended purpose of our debt obligations.
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
Our senior unsecured revolving credit facility, senior unsecured notes due in 2021 ("2021 Notes"), senior unsecured notes due in 2026 ("2026 Notes") and senior unsecured notes due in 2029 ("2029 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:
•pay dividends on, redeem or repurchase our capital stock,
•sell assets,
•incur obligations that restrict our subsidiaries’ ability to make dividend or other payments to us,

•guarantee or secure indebtedness,
•enter into transactions with affiliates, and
•consolidate, merge or transfer all, or substantially all, of our assets and the assets of our subsidiaries on a consolidated basis.
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
As of July 5, 2020, our total assets included $4.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.

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
Over the last several years, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:
•operating results that vary from our financial guidance or the expectations of securities analysts and investors,
•the financial performance of the major end markets that we target,
•the operating and securities price performance of companies that investors consider to be comparable to us,
•announcements of strategic developments, acquisitions and other material events by us or our competitors,
•changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, commodity and equity prices and the value of financial assets, and
•changes to economic conditions arising from global health crises such as the COVID-19 pandemic.
Dividends on our common stock could be reduced or eliminated in the future.
On April 30, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2020 that was paid on August 7, 2020. On July 23, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2020 that will be payable in November 2020. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

        Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
April 6, 2020—May 3, 2020	266	$80.32	—	$197,803,699
May 4, 2020—May 31, 2020	3,039	91.97	—	197,803,699
June 1, 2020—July 5, 2020	269	98.48	—	197,803,699
Activity for quarter ended July 5, 2020	3,574	$91.59	—	$197,803,699
 ____________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 5, 2020, we repurchased 3,574 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the six months ended July 5, 2020, we repurchased 69,934 shares of common stock for this purpose at an aggregate cost of $6.7 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). During the six months ended July 5, 2020, we had no stock repurchases under the Repurchase Program. As of July 5, 2020, $197.8 million remained available for aggregate repurchases of shares under the Repurchase Program. The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time.

Item 6.Exhibits

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended July 5, 2020 (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2020 and June 30, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 5, 2020 and June 30, 2019, (iv) Condensed Consolidated Balance Sheets at July 5, 2020 and December 29, 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended July 5, 2020 and June 30, 2019, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended July 5, 2020 and June 30, 2019, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 11, 2020	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 11, 2020	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)