Form 10-Q
period 2020-10-04
PERKINELMER INC
filed 2020-11-10
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2020
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 5, 2020, there were outstanding 111,974,485 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands, except per share data)
Product revenue	$736,846	$493,320	$1,763,881	$1,434,156
Service revenue	227,179	213,603	664,258	644,021
Total revenue	964,025	706,923	2,428,139	2,078,177
Cost of product revenue	299,785	236,618	746,469	681,349
Cost of service revenue	136,795	128,030	398,858	398,954
Total cost of revenue	436,580	364,648	1,145,327	1,080,303
Selling, general and administrative expenses	225,249	204,171	654,844	604,581
Research and development expenses	50,131	45,376	148,566	141,700
Restructuring and other costs, net	4,059	14,068	11,075	27,868
Operating income from continuing operations	248,006	78,660	468,327	223,725
Interest and other expense, net	14,249	15,406	35,054	51,879
Income from continuing operations before income taxes	233,757	63,254	433,273	171,846
Provision for income taxes	57,021	4,644	85,609	8,642
Income from continuing operations	176,736	58,610	347,664	163,204
Loss on disposition of discontinued operations before income taxes	—	—	—	—
Provision for income taxes on discontinued operations and dispositions	37	52	138	147
Loss from discontinued operations and dispositions	(37)	(52)	(138)	(147)
Net income	$176,699	$58,558	$347,526	$163,057
Basic earnings per share:
Income from continuing operations	$1.58	$0.53	$3.12	$1.47
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.58	$0.53	$3.12	$1.47
Diluted earnings per share:
Income from continuing operations	$1.57	$0.53	$3.11	$1.46
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.57	$0.52	$3.10	$1.46
Weighted average shares of common stock outstanding:
Basic	111,684	110,946	111,378	110,778
Diluted	112,292	111,559	111,935	111,460
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Net income	$176,699	$58,558	$347,526	$163,057
Other comprehensive income (loss):
Foreign currency translation adjustments	72,862	(62,700)	55,837	(66,954)
Unrealized gain (loss) on securities, net of tax	43	(5)	42	(22)
Other comprehensive income (loss)	72,905	(62,705)	55,879	(66,976)
Comprehensive income (loss)	$249,604	$(4,147)	$403,405	$96,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 4, 2020	December 29, 2019
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$258,293	$191,877
Accounts receivable, net	797,911	725,184
Inventories	486,555	356,937
Other current assets	133,062	100,381
Total current assets	1,675,821	1,374,379
Property, plant and equipment:
At cost	762,661	701,580
Accumulated depreciation	(426,219)	(383,357)
Property, plant and equipment, net	336,442	318,223
Operating lease right-of-use assets	193,897	167,276
Intangible assets, net	1,181,754	1,283,286
Goodwill	3,161,998	3,111,227
Other assets, net	315,653	284,173
Total assets	$6,865,565	$6,538,564
Current liabilities:
Current portion of long-term debt	$360,217	$9,974
Accounts payable	258,038	235,855
Short-term accrued restructuring and other costs	10,344	11,559
Accrued expenses and other current liabilities	614,101	503,332
Current liabilities of discontinued operations	2,097	2,112
Total current liabilities	1,244,797	762,832
Long-term debt	1,492,633	2,064,041
Long-term liabilities	720,800	751,468
Operating lease liabilities	175,654	146,399
Total liabilities	3,633,884	3,724,740
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,878,000 shares and 111,140,000 shares at October 4, 2020 and December 29, 2019, respectively	111,878	111,140
Capital in excess of par value	128,820	90,357
Retained earnings	3,134,750	2,811,973
Accumulated other comprehensive loss	(143,767)	(199,646)
Total stockholders’ equity	3,231,681	2,813,824
Total liabilities and stockholders’ equity	$6,865,565	$6,538,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine-Month Period Ended October 4, 2020
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-13 (see Note 1)	—	—	(1,328)	—	(1,328)
Net income	—	—	33,665	—	33,665
Other comprehensive loss	—	—	—	(78,681)	(78,681)
Dividends	—	—	(7,779)	—	(7,779)
Exercise of employee stock options and related income tax benefits	21	1,085	—	—	1,106
Issuance of common stock for employee stock purchase plans	14	1,242	—	—	1,256
Purchases of common stock	(66)	(6,276)	—	—	(6,342)
Issuance of common stock for long-term incentive program	197	2,831	—	—	3,028
Stock compensation	—	997	—	—	997
Balance, April 5, 2020	$111,306	$90,236	$2,836,531	$(278,327)	$2,759,746
Net income	—	—	137,162	—	137,162
Other comprehensive income	—	—	—	61,655	61,655
Dividends	—	—	(7,803)	—	(7,803)
Exercise of employee stock options and related income tax benefits	175	8,792	—	—	8,967
Issuance of common stock for employee stock purchase plans	14	1,291	—	—	1,305
Purchases of common stock	(4)	(323)	—	—	(327)
Issuance of common stock for long-term incentive program	2	5,123	—	—	5,125
Stock compensation	8	1,625	—	—	1,633
Balance, July 5, 2020	$111,501	$106,744	$2,965,890	$(216,672)	$2,967,463
Net income	—	—	176,699	—	176,699
Other comprehensive income	—	—	—	72,905	72,905
Dividends	—	—	(7,839)	—	(7,839)
Exercise of employee stock options and related income tax benefits	369	17,085	—	—	17,454
Issuance of common stock for employee stock purchase plans	—	26	—	—	26
Purchases of common stock	(1)	(158)	—	—	(159)
Issuance of common stock for long-term incentive program	9	4,176	—	—	4,185
Stock compensation	—	947	—	—	947
Balance, October 4, 2020	$111,878	$128,820	$3,134,750	$(143,767)	$3,231,681

	For the Nine-Month Period Ended September 29, 2019
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASU 2016-02	—	—	13,289	—	13,289
Net income	—	—	35,412	—	35,412
Other comprehensive income	—	—	—	2,946	2,946
Dividends	—	—	(7,742)	—	(7,742)
Exercise of employee stock options and related income tax benefits	186	8,424	—	—	8,610
Issuance of common stock for employee stock purchase plans	19	1,367	—	—	1,386
Purchases of common stock	(57)	(5,236)	—	—	(5,293)
Issuance of common stock for long-term incentive program	146	3,392	—	—	3,538
Stock compensation	—	1,371	—	—	1,371
Balance, March 31, 2019	$110,891	$58,090	$2,643,026	$(173,535)	$2,638,472
Net income	—	—	69,087	—	69,087
Other comprehensive loss	—	—	—	(7,217)	(7,217)
Dividends	—	—	(7,746)	—	(7,746)
Exercise of employee stock options and related income tax benefits	167	7,777	—	—	7,944
Issuance of common stock for employee stock purchase plans	15	1,387	—	—	1,402
Purchases of common stock	(7)	(757)	—	—	(764)
Issuance of common stock for long-term incentive program	5	4,384	—	—	4,389
Stock compensation	—	1,300	—	—	1,300
Balance, June 30, 2019	$111,071	$72,181	$2,704,367	$(180,752)	$2,706,867
Net income	—	—	58,558	—	58,558
Other comprehensive loss	—	—	—	(62,705)	(62,705)
Dividends	—	—	(7,760)	—	(7,760)
Exercise of employee stock options and related income tax benefits	19	990	—	—	1,009
Issuance of common stock for employee stock purchase plans	(1)	(11)	—	—	(12)
Purchases of common stock	(2)	(142)	—	—	(144)
Issuance of common stock for long-term incentive program	6	7,890	—	—	7,896
Stock compensation	—	3,088	—	—	3,088
Balance, September 29, 2019	$111,093	$83,996	$2,755,165	$(243,457)	$2,706,797

The accompanying notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 4, 2020	September 29, 2019
	(In thousands)
Operating activities:
Net income	$347,526	$163,057
Loss from discontinued operations and dispositions, net of income taxes	138	147
Income from continuing operations	347,664	163,204
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	19,770	25,105
Restructuring and other costs, net	11,075	27,868
Depreciation and amortization	182,521	157,117
Loss on disposition of businesses and assets, net	886	2,469
Change in fair value of contingent consideration	(8,807)	4,399
Debt extinguishment costs	—	471
Amortization of deferred debt financing costs and accretion of discounts	2,559	2,778
Amortization of acquired inventory revaluation	1,757	13,258
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(67,695)	(22,132)
Inventories	(120,934)	(48,367)
Accounts payable	16,391	(34,043)
Accrued expenses and other	24,893	(143,869)
Net cash provided by operating activities of continuing operations	410,080	148,258
Net cash used in operating activities of discontinued operations	—	—
Net cash provided by operating activities	410,080	148,258
Investing activities:
Capital expenditures	(57,391)	(53,082)
Purchases of investments	(9,559)	(5,387)
Purchases of licenses	—	(5,000)
Proceeds from disposition of businesses and assets	2,423	550
Proceeds from surrender of life insurance policies	131	—
Activity related to acquisitions, net of cash and cash equivalents acquired	(3,702)	(252,620)
Net cash used in investing activities of continuing operations	(68,098)	(315,539)
Net cash provided by investing activities of discontinued operations	—	—
Net cash used in investing activities	(68,098)	(315,539)
Financing activities:
Payments on borrowings	(515,210)	(1,419,489)
Proceeds from borrowings	257,000	1,034,416
Proceeds from sale of senior unsecured notes	—	847,195
Payments of debt financing costs	—	(7,922)
Settlement of cash flow hedges	(2,089)	(1,587)
Net payments on other credit facilities	(8,124)	(11,166)
Payments for acquisition-related contingent consideration	(5,200)	(28,200)
Proceeds from issuance of common stock under stock plans	27,528	17,563
Purchases of common stock	(6,829)	(6,201)
Dividends paid	(23,381)	(23,282)
Net cash (used in) provided by financing activities of continuing operations	(276,305)	401,327
Net cash provided by financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(276,305)	401,327
Effect of exchange rate changes on cash, cash equivalents and restricted cash	832	(4,384)
Net increase in cash, cash equivalents and restricted cash	66,509	229,662
Cash, cash equivalents and restricted cash at beginning of period	191,894	166,315
Cash, cash equivalents and restricted cash at end of period	$258,403	$395,977

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$258,293	$392,969
Restricted cash included in other current assets	110	3,008
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$258,403	$395,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC (the “2019 Form 10-K”). The balance sheet amounts at December 29, 2019 in this report were derived from the Company’s audited 2019 consolidated financial statements included in the 2019 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 4, 2020 and September 29, 2019, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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

	Reportable Segments
	Three Months Ended
	October 4, 2020			September 29, 2019
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$173,992	$213,347	$387,339	$178,493	$96,759	$275,252
Europe	115,281	198,205	313,486	119,801	70,225	190,026
Asia	134,350	128,850	263,200	128,610	113,035	241,645
	$423,623	$540,402	$964,025	$426,904	$280,019	$706,923

Primary end-markets
Diagnostics	$—	$540,402	$540,402	$—	$280,019	$280,019
Life sciences	251,929	—	251,929	243,167	—	243,167
Applied markets	171,694	—	171,694	183,737	—	183,737
	$423,623	$540,402	$964,025	$426,904	$280,019	$706,923

Timing of revenue recognition
Products and services transferred at a point in time	$293,460	$518,867	$812,327	$311,123	$259,161	$570,284
Services transferred over time	130,163	21,535	151,698	115,781	20,858	136,639
	$423,623	$540,402	$964,025	$426,904	$280,019	$706,923

	Reportable Segments
	Nine Months Ended
	October 4, 2020			September 29, 2019
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$503,490	$475,113	$978,603	$518,884	$300,403	$819,287
Europe	337,435	429,671	767,106	351,216	208,729	559,945
Asia	372,095	310,335	682,430	379,604	319,341	698,945
	$1,213,020	$1,215,119	$2,428,139	$1,249,704	$828,473	$2,078,177

Primary end-markets
Diagnostics	$—	$1,215,119	$1,215,119	$—	$828,473	$828,473
Life sciences	734,782	—	734,782	702,406	—	702,406
Applied markets	478,238	—	478,238	547,298	—	547,298
	$1,213,020	$1,215,119	$2,428,139	$1,249,704	$828,473	$2,078,177

Timing of revenue recognition
Products and services transferred at a point in time	$827,270	$1,149,166	$1,976,436	$903,274	$765,858	$1,669,132
Services transferred over time	385,750	65,953	451,703	346,430	62,615	409,045
	$1,213,020	$1,215,119	$2,428,139	$1,249,704	$828,473	$2,078,177

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of October 4, 2020 and December 29, 2019 were $35.6 million and $37.0 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the nine months ended October 4, 2020 was $29.5 million. The increase in unbilled receivables during the nine months ended October 4, 2020 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $28.1 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of October 4, 2020 and December 29, 2019 were $35.0 million and $29.9 million, respectively. The increase in contract liabilities during the nine months ended October 4, 2020 due to cash received, excluding amounts recognized as revenue during the period, was $29.7 million. The amount of revenue recognized during the nine months ended October 4, 2020 that was included in the contract liability balance at the beginning of the period was $24.7 million.
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

Note 3: Business Combinations
Acquisitions in fiscal year 2020
During the second quarter of fiscal year 2020, the Company completed the acquisition of two businesses for aggregate consideration of $4.3 million in cash. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics segment from the acquisition dates. Identifiable definite-lived intangible assets, such as customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 5.0 years.
Subsequent to the third quarter of fiscal year 2020, the Company reached an agreement with Horizon Discovery Group plc (“Horizon”) on the terms of a recommended all cash offer whereby an indirect wholly owned subsidiary of the Company will acquire Horizon for approximately $383.0 million (£296.0 million). The transaction is subject to customary closing conditions and is currently anticipated to close either late in the fourth quarter of fiscal year 2020 or in the first quarter of fiscal year 2021. Horizon is based in Cambridge, UK, has approximately 400 employees, and is widely recognized as a leading provider of CRISPR and RNAi reagents, cell models, cell engineering and base editing offerings which help scientists better understand gene function, genetic disease drivers and biotherapeutics delivery.
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

The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Cisbio	Meizheng Group	Other
	(In thousands)
Fair value of business combination:
Cash payments	$219,795	$145,000	$45,042
Other liability	—	6,446	638
Contingent consideration	—	12,100	634
Working capital and other adjustments	138	2,961	302
Less: cash acquired	(12,542)	(2,108)	(1,334)
Total	$207,391	$164,399	$45,282
Identifiable assets acquired and liabilities assumed:
Current assets	$43,554	$15,160	$4,042
Property, plant and equipment	4,835	6,278	727
Other assets	100	24	502
Identifiable intangible assets:
Core technology	89,000	36,600	27,667
Trade names	5,000	4,900	1,310
Customer relationships	39,000	55,800	6,700
Goodwill	73,417	78,599	17,092
Deferred taxes	(34,962)	(21,494)	(6,657)
Debt assumed	—	(706)	(2,698)
Liabilities assumed	(12,553)	(10,762)	(3,403)
Total	$207,391	$164,399	$45,282

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

As of October 4, 2020, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $7.3 million. As of October 4, 2020, the Company has recorded contingent consideration obligations with an estimated fair value of $2.8 million, which was recorded in long-term liabilities. As of December 29, 2019, the Company had recorded contingent consideration obligations with an estimated fair value of $35.5 million, of which $20.8 million was recorded in accrued expenses and other current liabilities, and $14.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 2.2 years from October 4, 2020, and the remaining weighted average expected earnout period at October 4, 2020 was 1.2 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and nine months ended October 4, 2020 were $0.2 million and $7.4 million, respectively. These amounts included $0.2 million and $6.9 million of incentive award associated with the Company's acquisition of Meizheng Group for the three and nine months ended October 4, 2020, respectively. Total acquisition and divestiture-related costs for the three and nine months ended September 29, 2019 were $0.8 million and $5.9 million, respectively. These amounts for the nine months ended September 29, 2019 included $2.6 million of net foreign exchange loss related mainly to the Company's acquisition of Cisbio. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

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
The Company implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). The Company implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). The Company implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2019 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2020 Plan	23	$2,080	$901	$—	$—	$2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	177	2,404	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	11,156	2,641	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	4,461	1,129	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	6,001	1,459	—	—	7,460	Q4 FY2019	—
The Company does not currently expect to incur any future charges for these plans. The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, the Company recorded additional pre-tax charges of $0.2 million and $0.1 million during the nine months ended October 4, 2020 in the Discovery & Analytical Solutions segment and Diagnostics segment, respectively.
The Company recorded pre-tax charges of $0.9 million and $3.1 million associated with relocating facilities during the three and nine months ended October 4, 2020, respectively, in the Discovery & Analytical Solutions segment. The Company recorded pre-tax charges of $0.4 million associated with relocating facilities during the nine months ended October 4, 2020 in the Diagnostics segment. The Company expects to make payments on these relocation activities through fiscal year 2021.
At October 4, 2020, the Company had $15.5 million recorded for accrued restructuring and other costs, of which $10.3 million was recorded in short-term accrued restructuring and other costs, $0.5 million was recorded in operating lease right-of-use assets, $1.3 million was recorded in operating lease liabilities and $3.3 million was recorded in long-term liabilities. At December 29, 2019, the Company had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities.

The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during the nine months ended October 4, 2020:

	Balance at December 29, 2019	2020 Charges	2020 Changes in Estimates, Net	2020 Amounts Paid	Balance at October 4, 2020
	(In thousands)
Severance:
Q3 2020 Plan	$—	$2,981	$—	$(566)	$2,415
Q1 2020 Plan	—	3,446	—	(2,239)	1,207
Q4 2019 Plan	889	—	(69)	(454)	366
Q3 2019 Plan	6,311	—	—	(2,654)	3,657
Q2 2019 Plan	1,889	—	—	(1,241)	648
Q1 2019 Plan	2,129	—	—	(669)	1,460

Facility:
Q1 2020 Plan	—	774	—	(95)	679

Previous Plans	1,647	—	269	(511)	1,405
Restructuring	12,865	7,201	200	(8,429)	11,837
Contract Termination	188	—	212	(68)	332
Other Costs	827	3,462	—	(981)	3,308
Total Restructuring and Other Liabilities	$13,880	$10,663	$412	$(9,478)	$15,477

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Interest income	$(205)	$(292)	$(662)	$(925)
Interest expense	12,057	16,149	37,308	49,206
Loss on disposition of businesses and assets, net	—	—	—	2,469
Debt extinguishment costs	—	471	—	471
Other expense (income), net	2,397	(922)	(1,592)	658
Total interest and other expense, net	$14,249	$15,406	$35,054	$51,879
Foreign currency transaction (gains) losses were $(1.9) million and $1.6 million for the three and nine months ended October 4, 2020, respectively. Foreign currency transaction losses were $4.7 million and $9.2 million for the three and nine months ended September 29, 2019, respectively. Net losses from forward currency hedge contracts were $6.0 million and $1.9 million for the three and nine months ended October 4, 2020, respectively. Net gains from forward currency hedge contracts were $4.2 million for each of the three and nine months ended September 29, 2019. The other components of net periodic pension credit were $1.6 million and $4.9 million for the three and nine months ended October 4, 2020, respectively. The other components of net periodic pension credit were $1.4 million and $4.4 million for the three and nine months ended September 29, 2019 respectively. These amounts were included in other expense (income), net.

Note 6: Inventories

Inventories as of October 4, 2020 and December 29, 2019 consisted of the following:

	October 4, 2020	December 29, 2019
	(In thousands)
Raw materials	$205,339	$130,673
Work in progress	36,501	26,409
Finished goods	244,715	199,855
Total inventories	$486,555	$356,937

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
The total provision for income taxes included in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Continuing operations	$57,021	$4,644	$85,609	$8,642
Discontinued operations	37	52	138	147
Total	$57,058	$4,696	$85,747	$8,789
At October 4, 2020, the Company had gross tax effected unrecognized tax benefits of $35.5 million, of which $33.8 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $1.8 million of its uncertain tax positions at October 4, 2020, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as Finland, Germany, China, Netherlands, Singapore, the United Kingdom, Luxembourg and the United States. The tax years under examination vary by jurisdiction.
During the first nine months of fiscal years 2020 and 2019, the Company recorded a net discrete income tax expense of $7.4 million and a net discrete income tax benefit of $12.7 million, respectively. The discrete tax expense in the first nine months of fiscal year 2020 primarily consisted of a $15.2 million assessment related to foreign entities for which the Company had previously believed, in error, that the relevant tax authority had granted fiscal unity in fiscal years 2019 and 2018. The Company determined that this is not material to any of the previous periods or the current fiscal year. The Company filed an appeal for relief on this matter with the foreign tax authority but cannot be assured of a favorable outcome and has therefore recorded the full impact in the current quarter’s tax provision as a result of not being granted fiscal unity in fiscal years 2019 and 2018. The Company also provided for interest on uncertain tax positions of $1.5 million and $1.2 million related to foreign tax rate changes, offset by recognition of excess tax benefits on stock compensation of $7.6 million and a valuation allowance release of $3.8 million. The discrete tax benefits in the first nine months of fiscal year 2019 included excess tax benefits on stock compensation of $4.6 million, U.S. federal return to provision adjustments of $6.5 million and $3.7 million associated with a tax election made during fiscal year 2019, partially offset by tax expense of $2.7 million related to a change in tax reform transition tax.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 16, 2024. As of October 4, 2020, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of October 4, 2020, the Company had $922.6 million available for additional borrowing under the facility. The Company plans to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of October 4, 2020 was 101.5 basis points. The weighted average Eurocurrency interest rate as of October 4, 2020 was 0.15%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.16%, which was the interest applicable to the borrowings outstanding as of October 4, 2020. As of October 4, 2020, the senior unsecured revolving credit facility had outstanding borrowings of $66.0 million, and $2.8 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of October 4, 2020, the 2026 Notes had an aggregate carrying value of $579.6 million, net of $3.2 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of October 4, 2020, the 2021 Notes had an aggregate carrying value of $351.0 million, net of $30,000 of unamortized original issue discount and $0.4 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.

3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, the Company issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of October 4, 2020, the 2029 Notes had an aggregate carrying value of $840.4 million, net of $2.5 million of unamortized original issue discount and $7.0 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under the Company’s previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require the Company to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $17.8 million (or €15.2 million) and $23.8 million (or €21.3 million) as of October 4, 2020 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $17.7 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $5.0 million of the bank loans are secured by mortgages on real property and the remaining $12.8 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had secured bank loans in the aggregate amount of $0.8 million and $1.9 million as of October 4, 2020 and December 29, 2019, respectively. The secured bank loans of $0.8 million bear fixed annual interest rates between 1.95% and 20.0% and are required to be repaid in monthly installments until 2027.

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

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Number of common shares—basic	111,684	110,946	111,378	110,778
Effect of dilutive securities:
Stock options	477	484	476	558
Restricted stock awards	131	129	81	124
Number of common shares—diluted	112,292	111,559	111,935	111,460
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	—	413	294	396
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$245,556	$256,118	$686,529	$738,422
Service revenue	178,067	170,786	526,491	511,282
Total revenue	423,623	426,904	1,213,020	1,249,704
Operating income from continuing operations	42,689	52,347	110,632	146,963
Diagnostics
Product revenue	491,290	237,202	1,077,352	695,734
Service revenue	49,112	42,817	137,767	132,739
Total revenue	540,402	280,019	1,215,119	828,473
Operating income from continuing operations	223,819	47,443	413,710	128,184
Corporate
Operating loss from continuing operations	(18,502)	(21,130)	(56,015)	(51,422)
Continuing Operations
Product revenue	736,846	493,320	1,763,881	1,434,156
Service revenue	227,179	213,603	664,258	644,021
Total revenue	964,025	706,923	2,428,139	2,078,177
Operating income from continuing operations	248,006	78,660	468,327	223,725
Interest and other expense, net (see Note 5)	14,249	15,406	35,054	51,879
Income from continuing operations before income taxes	$233,757	$63,254	$433,273	$171,846

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	October 4, 2020	December 29, 2019
	(In thousands)
Foreign currency translation adjustments	$(144,600)	$(200,437)
Unrecognized prior service costs, net of income taxes	1,052	1,052
Unrealized net losses on securities, net of income taxes	(219)	(261)
Accumulated other comprehensive loss	$(143,767)	$(199,646)

Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended October 4, 2020, the Company had no stock repurchases under either the Repurchase Program or the New Repurchase Program. As of October 4, 2020, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended October 4, 2020, the Company repurchased 1,416 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the nine months ended October 4, 2020, the Company repurchased 71,350 shares of common stock for this purpose at an aggregate cost of $6.8 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2020 and for each quarter of fiscal year 2019. At October 4, 2020, the Company had accrued $7.8 million for dividends declared on July 23, 2020 for the third quarter of fiscal year 2020 that were paid on November 6, 2020. On October 22, 2020, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2020 that will be payable in February 2021. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

Company’s condensed consolidated statements of operations for the three and nine months ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Cost of revenue	$463	$477	$970	$1,188
Research and development expenses	327	178	915	802
Selling, general and administrative expenses	6,327	11,649	17,885	23,115
Total stock-based compensation expense	$7,117	$12,304	$19,770	$25,105
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $6.3 million and $11.8 million for the three and nine months ended October 4, 2020, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $2.8 million and $10.0 million for the three and nine months ended September 29, 2019, respectively. Stock-based compensation costs capitalized as part of inventory were $0.4 million as of each of October 4, 2020 and September 29, 2019, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three and Nine Months Ended
	October 4, 2020	September 29, 2019
Risk-free interest rate	0.9%	1.9%
Expected dividend yield	0.3%	0.3%
Expected term	5 years	5 years
Expected stock volatility	23.8%	22.8%
The following table summarizes stock option activity for the nine months ended October 4, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at December 29, 2019	1,535	$60.42
Granted	266	86.87
Exercised	(565)	48.67
Forfeited	(65)	87.41
Outstanding at October 4, 2020	1,171	$70.60	3.9	$63.2
Exercisable at October 4, 2020	758	$61.56	2.8	$47.8
The weighted-average per-share grant-date fair value of options granted during the nine months ended October 4, 2020 was $18.98. The weighted-average per-share grant-date fair value of options granted during the nine months ended September 29, 2019 was $22.64. The total intrinsic value of options exercised during the three and nine months ended October 4, 2020 was $25.2 million and $33.9 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 29, 2019 was $0.6 million and $17.3 million, respectively. Cash received from option exercises for the nine months ended October 4, 2020 and September 29, 2019 was $27.5 million and $17.6 million, respectively.
The total compensation expense recognized related to the Company’s outstanding options was $0.9 million and $2.8 million for the three and nine months ended October 4, 2020, respectively, and $3.1 million and $5.7 million for the three and nine months ended September 29, 2019, respectively.
There was $5.6 million of total unrecognized compensation cost related to nonvested stock options granted as of October 4, 2020. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards: The following table summarizes restricted stock award activity for the nine months ended October 4, 2020:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at December 29, 2019	345	$78.69
Granted	182	84.39
Vested	(190)	72.14
Forfeited	(34)	85.10
Nonvested at October 4, 2020	303	$85.52
The fair value of restricted stock awards vested during the three and nine months ended October 4, 2020 was $0.7 million and $13.7 million, respectively. The fair value of restricted stock awards vested during the three and nine months ended September 29, 2019 was $0.4 million and $11.7 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.9 million and $8.1 million for the three and nine months ended October 4, 2020, respectively, and $4.7 million and $10.2 million for the three and nine months ended September 29, 2019, respectively.
As of October 4, 2020, there was $17.6 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 89,986 performance restricted stock units during the nine months ended October 4, 2020 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the nine months ended October 4, 2020 was $76.76. During the nine months ended October 4, 2020, 29,943 performance restricted stock units were forfeited. The total compensation expense recognized related to performance restricted stock units was $1.1 million and $3.7 million for the three and nine months ended October 4, 2020, respectively, and $3.2 million and $4.8 million for the three and nine months ended September 29, 2019, respectively. As of October 4, 2020, there were 121,759 performance restricted stock units outstanding.
Performance Units: No performance units were granted during the nine months ended October 4, 2020. During the nine months ended October 4, 2020, 1,948 performance units were forfeited. The total compensation expense recognized related to performance units was $2.2 million and $4.5 million for the three and nine months ended October 4, 2020, respectively, and $1.3 million and $3.7 million for the three and nine months ended September 29, 2019, respectively. As of October 4, 2020, there were 31,207 performance units outstanding and subject to forfeiture, with a corresponding liability of $7.8 million recorded in accrued expenses and other current liabilities.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the nine months ended October 4, 2020, the Company awarded 8,333 shares to non-employee directors. The weighted-average per-share grant-date fair value of the stock awards granted during the nine months ended October 4, 2020 was $91.75. The total compensation expense recognized related to the stock awards was $0.8 million and $0.7 million for the nine months ended October 4, 2020 and September 29, 2019, respectively.
Employee Stock Purchase Plan: During the nine months ended October 4, 2020, the Company issued 27,619 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $92.72 per share. During the nine months ended September 29, 2019, the Company issued 33,843 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $82.25 per share. At October 4, 2020, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 1, 2020 and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2020.
The changes in the carrying amount of goodwill for the nine months ended October 4, 2020 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 29, 2019	$1,498,820	$1,612,407	$3,111,227
Foreign currency translation	25,283	27,265	52,548
Acquisitions, earn-outs and other	(1,777)	—	(1,777)
Balance at October 4, 2020	$1,522,326	$1,639,672	$3,161,998

Identifiable intangible asset balances by category were as follows:

	October 4, 2020	December 29, 2019
	(In thousands)
Patents	$30,843	$30,831
Less: Accumulated amortization	(28,445)	(27,423)
Net patents	2,398	3,408
Trade names and trademarks	90,290	87,997
Less: Accumulated amortization	(46,177)	(40,295)
Net trade names and trademarks	44,113	47,702
Licenses	58,512	58,496
Less: Accumulated amortization	(51,969)	(49,733)
Net licenses	6,543	8,763
Core technology	706,508	689,089
Less: Accumulated amortization	(372,258)	(320,926)
Net core technology	334,250	368,163
Customer relationships	1,200,214	1,161,526
Less: Accumulated amortization	(477,714)	(378,188)
Net customer relationships	722,500	783,338
In-process research and development	1,366	1,328
Net amortizable intangible assets	1,111,170	1,212,702
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,181,754	$1,283,286
Total amortization expense related to definite-lived intangible assets was $48.9 million and $142.9 million for the three and nine months ended October 4, 2020, respectively, and $41.3 million and $121.2 million for the three and nine months ended September 29, 2019, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $48.3 million for the remainder of fiscal year 2020, $180.2 million for fiscal year 2021, $163.2 million for fiscal year 2022, $138.2 million for fiscal year 2023, and $116.1 million for fiscal year 2024.

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
A summary of warranty reserve activity is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Balance at beginning of period	$10,470	$7,985	$8,812	$8,393
Provision charged to income	4,294	2,899	10,479	8,601
Payments	(3,876)	(3,999)	(10,031)	(10,536)
Adjustments to previously provided warranties, net	(248)	1,239	1,459	1,658
Foreign currency translation and acquisitions	180	(169)	101	(161)
Balance at end of period	$10,820	$7,955	$10,820	$7,955

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Service and administrative costs	$1,708	$1,698	$19	$22
Interest cost	3,150	4,136	23	29
Expected return on plan assets	(5,382)	(6,132)	(347)	(294)
Amortization of prior service costs	—	(38)	—	—
Net periodic pension credit	$(524)	$(336)	$(305)	$(243)

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Service cost	$5,303	$4,960	$55	$66
Interest cost	9,432	12,445	70	87
Expected return on plan assets	(16,137)	(18,469)	(1,041)	(882)
Amortization of prior service costs	—	(115)	—	—
Net periodic benefit credit	$(1,402)	$(1,179)	$(916)	$(729)
During the nine months ended October 4, 2020 and September 29, 2019, the Company contributed $5.2 million and $6.1 million, respectively, in the aggregate, to pension plans outside of the United States.
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

Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $406.3 million, $277.6 million and $282.3 million at October 4, 2020, December 29, 2019 and September 29, 2019, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 4, 2020 and September 29, 2019.

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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $156.2 million as of October 4, 2020, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €14.9 million and combined U.S. Dollar notional amounts of $8.7 million as of September 29, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended October 4, 2020 and September 29, 2019. The Company paid $2.1 million and $1.6 million during the nine months ended October 4, 2020 and September 29, 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 4, 2020, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $23.4 million and $24.8 million for the three and nine months ended October 4, 2020, respectively, and $(5.8) million and $(8.9) million for the three and nine months ended September 29, 2019, respectively.
During fiscal year 2018, the Company designated the 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. During the second quarter of fiscal year 2020, the Company removed the hedging relationship of the first €100.0 million of its 2021 Notes and investments in certain foreign subsidiaries. During the third quarter of fiscal year 2020, the Company removed the hedging relationship of the remaining €200.0 million of its 2021 Notes and investments in certain foreign subsidiaries. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $3.7 million and $1.8 million for the three and nine months ended October 4, 2020, respectively, and $(12.8) million and $(15.1) million for the three and nine months ended September 29, 2019, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million, or $220.0 million, and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At October 4, 2020, the fair value of the cross-currency swap was $7.4 million, which was recorded in AOCI.

During the second and third quarter of fiscal year 2020, the Company entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of October 4, 2020, the total notional amount of the forward foreign exchange contracts that were designated as cash flow hedges was €300.0 million. The unrealized foreign exchange gains recorded in earnings related to the cash flow hedges were $10.5 million and $14.3 million for the three and nine months ended October 4, 2020, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of October 4, 2020.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 4, 2020. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of October 4, 2020 and December 29, 2019 classified in one of the three classifications described above:

		Fair Value Measurements at October 4, 2020 Using:
	Total Carrying Value at October 4, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,911	$2,911	$—	$—
Foreign exchange derivative assets	14,872	—	14,872	—
Foreign exchange derivative liabilities	(8,113)	—	(8,113)	—
Contingent consideration	(2,817)	—	—	(2,817)

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,906	$2,906	$—	$—
Foreign exchange derivative assets	451	—	451	—
Foreign exchange derivative liabilities	(1,538)	—	(1,538)	—
Contingent consideration	(35,481)	—	—	(35,481)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both October 4, 2020 and December 29, 2019, none of the master netting arrangements involved collateral.
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
During fiscal year 2015, the Company acquired certain assets and assumed certain liabilities from Vanadis Diagnostics AB. Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company was obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. During the third quarter of fiscal year 2020, the Company achieved the last milestone. As of October 4, 2020, the Company had $10.0 million recorded in other current liabilities in the consolidated balance sheet related to the remaining milestone payment.
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
As of October 4, 2020, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $7.3 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 2.2 years from October 4, 2020, and the remaining weighted average expected earnout period at October 4, 2020 was 1.2 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Balance at beginning of period	$(13,726)	$(34,261)	$(35,481)	$(69,661)
Amounts paid and foreign currency translation	(144)	9,997	10,165	48,558
Reclassified to other current liabilities for achieved milestones	13,692	—	13,692	—
Change in fair value (included within selling, general and administrative expenses)	(2,639)	(1,238)	8,807	(4,399)
Balance at end of period	$(2,817)	$(25,502)	$(2,817)	$(25,502)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.

As of October 4, 2020, the Company’s senior unsecured revolving credit facility had a carrying value of $63.2 million, net of $2.8 million of unamortized debt issuance costs. As of December 29, 2019, the Company’s senior unsecured revolving credit facility had a carrying value of $322.0 million, net of $3.4 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during the first nine months of fiscal year 2020. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $579.6 million, net of $3.2 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs as of October 4, 2020. The 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs as of December 29, 2019. The 2026 Notes had a fair value of €532.1 million and €518.5 million as of October 4, 2020 and December 29, 2019, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $351.0 million, net of $30,000 of unamortized original issue discount and $0.4 million of unamortized debt issuance costs as of October 4, 2020. The 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs as of December 29, 2019. The 2021 Notes had a fair value of €314.0 million and €301.9 million as of October 4, 2020 and December 29, 2019, respectively. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2029 Notes, with a face value of $850.0 million, had an aggregate carrying value of $840.4 million, net of $2.5 million of unamortized original issue discount and $7.0 million of unamortized debt issuance costs as of October 4, 2020. The 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs as of December 29, 2019. The 2029 Notes had a fair value of $942.0 million and $872.3 million as of October 4, 2020 and December 29, 2019, respectively. The fair value of the 2029 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
As of October 4, 2020, the 2021 Notes, 2026 Notes and 2029 Notes were classified as Level 2.
The Company’s other debt facilities had an aggregate carrying value of $18.6 million and $25.7 million as of October 4, 2020 and December 29, 2019, respectively. As of October 4, 2020, these consisted of bank loans in the aggregate amount of $18.5 million bearing fixed interest rates between 1.1% and 20.0% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first nine months of fiscal year 2020. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of October 4, 2020, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.7 million and $7.7 million as of October 4, 2020 and December 29, 2019, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 4, 2020 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the Third Quarter of Fiscal Year 2020
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2021 ("fiscal year 2020") will include 53 weeks, and the fiscal year ended December 29, 2019 ("fiscal year 2019") included 52 weeks.
Our overall revenue in the third quarter of fiscal year 2020 was $964.0 million and increased $257.1 million, or 36%, as compared to the third quarter of fiscal year 2019, reflecting an increase of $260.4 million, or 93%, in our Diagnostics segment revenue partially offset by a decrease of $3.3 million, or 1%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the third quarter of fiscal year 2020 was driven by increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings as well as favorable changes in foreign exchange rates, partially offset by a decrease in revenue from our reproductive health franchise. The decrease in our Discovery & Analytical Solutions segment revenue for the third quarter of fiscal year 2020 was driven by a decrease in our applied markets revenue, partially offset by an increase in our life sciences market revenue and favorable changes in foreign exchange rates. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets, partially offset by favorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth of our Informatics and OneSource businesses, partially offset by a decrease in revenue from our academia and governmental markets.
Our consolidated gross margins increased 630 basis points in the third quarter of fiscal year 2020, as compared to the third quarter of fiscal year 2019, primarily due to higher sales volume, favorable shift in product mix and service productivity and pricing initiatives, partially offset by increased amortization expense. Our consolidated operating margins increased 1460 basis points in the third quarter of fiscal year 2020, as compared to the third quarter of fiscal year 2019, primarily due to higher sales volume, which was partially offset by increased costs related to amortization of acquired intangible assets, investments in new product development and growth initiatives.
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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (our “2019 Form 10-K”), as filed with the Securities and Exchange Commission (the "SEC"). There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 4, 2020.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended October 4, 2020 was $964.0 million, as compared to $706.9 million for the three months ended September 29, 2019, an increase of $257.1 million, or approximately 36%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended October 4, 2020 as compared to the three months ended September 29, 2019 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $540.4 million for the three months ended October 4, 2020, as compared to $280.0 million for the three months ended September 29, 2019, an increase of $260.4 million, or 93%, primarily due to increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, as well as favorable changes in foreign exchange rates, partially offset by a decrease in revenue from our reproductive health franchise. Our Discovery & Analytical Solutions segment revenue was $423.6 million for the three months ended October 4, 2020, as compared to $426.9 million for the three months ended September 29, 2019, a decrease of $3.3 million, or 1%, driven by a decrease in our applied markets revenue due to reduced demand as a result of the COVID-19 pandemic, resulting in lower sales volume in our product offerings in the industrial, environmental and food markets, partially offset by an increase in our life sciences market revenue and favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended October 4, 2020 and September 29, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended October 4, 2020 was $2,428.1 million, as compared to $2,078.2 million for the nine months ended September 29, 2019, an increase of $350.0 million, or approximately 17%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended October 4, 2020 as compared to the nine months ended September 29, 2019 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $1,215.1 million for the nine months ended October 4, 2020, as compared to $828.5 million for the nine months ended September 29, 2019, an increase of $386.6 million, or 47%, primarily due to increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health franchise and unfavorable changes in foreign exchange rates. Our Discovery & Analytical Solutions segment revenue was $1,213.0 million for the nine months ended October 4, 2020, as compared to $1,249.7 million for the nine months ended September 29, 2019, a decrease of $36.7 million, or 3%, primarily driven by a decrease in our applied markets revenue due to reduced demand as a result of the COVID-19 pandemic, resulting in lower sales volume in our product offerings in the industrial, environmental and food markets, and unfavorable changes in foreign exchange rates, partially offset by an increase in our life sciences market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for each of the nine months ended October 4, 2020 and September 29, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended October 4, 2020 was $436.6 million, as compared to $364.6 million for the three months ended September 29, 2019, an increase of $71.9 million, or approximately 20%. As a percentage of revenue, cost of revenue decreased to 45.3% for the three months ended October 4, 2020, from 51.6% for the three months ended September 29, 2019, resulting in an increase in gross margin of 630 basis points to 54.7% for the three months ended October 4, 2020, from 48.4% for the three months ended September 29, 2019. Amortization of intangible assets increased and was $16.7 million for the three months ended October 4, 2020, as compared to $15.2 million for the three months ended September 29, 2019. Stock-based compensation expense was $0.5 million for each of the three months ended October 4, 2020 and September 29, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $0.3 million for the three months ended October 4, 2020, as compared to $7.7 million for the three months ended September 29, 2019. In addition to the above items, the overall increase in gross margin was primarily the result of higher volume, favorable shift in product mix and service productivity and pricing initiatives partially offset by increased amortization expense.
Cost of revenue for the nine months ended October 4, 2020 was $1,145.3 million, as compared to $1,080.3 million for the nine months ended September 29, 2019, an increase of $65.0 million, or approximately 6%. As a percentage of revenue, cost of revenue decreased to 47.2% for the nine months ended October 4, 2020, from 52.0% for the nine months ended September 29, 2019, resulting in an increase in gross margin of 481 basis points to 52.8% for the nine months ended October 4, 2020, from 48.0% for the nine months ended September 29, 2019. Amortization of intangible assets increased and was $48.8 million for the nine months ended October 4, 2020, as compared to $45.6 million for the nine months ended September 29, 2019. Stock-based compensation expense was $1.0 million for the nine months ended October 4, 2020, as compared to $1.2 million for the nine months ended and September 29, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $1.8 million for the nine months ended October 4, 2020, as compared to $13.3 million for the nine months ended September 29, 2019. In addition to the above items, the overall increase in gross margin was primarily the result of higher volume, favorable shift in product mix and service productivity and pricing initiatives partially offset by increased amortization expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 4, 2020 were $225.2 million, as compared to $204.2 million for the three months ended September 29, 2019, an increase of $21.1 million, or 10.3%. As a percentage of revenue, selling, general and administrative expenses decreased and were 23.4% for the three months ended October 4, 2020, as compared to 28.9% for the three months ended September 29, 2019. Amortization of intangible assets increased and was $32.2 million for the three months ended October 4, 2020, as compared to $26.1 million for the three months ended September 29, 2019. Stock-based compensation expense was $6.3 million for the three months ended October 4, 2020 as compared to $11.6 million for the three months ended September 29, 2019. Other purchase accounting adjustments added an incremental expense of $2.6 million for the three months ended October 4, 2020, as compared to $1.2 million for the three months ended September 29, 2019. Acquisition and divestiture-related expenses added an incremental expense of $0.2 million for the three months ended October 4, 2020, as compared to an incremental expense of $0.8 million for the three months ended September 29, 2019. Legal costs for significant litigation matters and settlements added an incremental expense of $0.8 million for the three months ended September 29, 2019. Acceleration of executive compensation added an incremental expense of $7.7 million for the three months ended September 29, 2019. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended October 4, 2020 were $654.8 million, as compared to $604.6 million for the nine months ended September 29, 2019, an increase of $50.3 million, or 8.3%. As a percentage of revenue, selling, general and administrative expenses decreased and were 27.0% for the nine months ended October 4, 2020, as compared to 29.1% for the nine months ended September 29, 2019. Amortization of intangible assets increased and was $94.1 million for the nine months ended October 4, 2020, as compared to $75.6 million for the nine months ended September 29, 2019. Stock-based compensation expense was $17.9 million for the nine months ended October 4, 2020 as compared to $23.1 million for the nine months ended September 29, 2019. Other purchase accounting adjustments decreased expenses by $8.8 million for the nine months ended October 4, 2020, as compared to increasing expenses by $4.4 million for the nine months ended September 29, 2019. Acquisition and divestiture-related expenses added an incremental expense of $7.4 million for the nine months ended October 4, 2020, as compared to $3.3 million for the nine months ended September 29, 2019. Legal costs for significant litigation matters and settlements were $3.6 million for the nine months ended October 4, 2020, as compared to $1.6 million for the nine months ended September 29, 2019. Costs for significant environmental matters added an incremental expense of $5.2 million for the nine months ended October 4, 2020. Acceleration of executive compensation added an incremental expense of $7.7 million for the nine months ended September 29, 2019. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to growth investments and the extra fiscal week, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended October 4, 2020 were $50.1 million, as compared to $45.4 million for the three months ended September 29, 2019, an increase of $4.8 million, or 10.5%. As a percentage of revenue, research and development expenses decreased and were 5.2% for the three months ended October 4, 2020, as compared to 6.4% for the three months ended September 29, 2019. Stock-based compensation expense was $0.3 million for the three months ended October 4, 2020, as compared to $0.2 million for the three months ended September 29, 2019. The increase in research and development expenses was driven by our investments in new product development.
Research and development expenses for the nine months ended October 4, 2020 were $148.6 million, as compared to $141.7 million for the nine months ended September 29, 2019, an increase of $6.9 million, or 4.8%. As a percentage of revenue, research and development expenses decreased and were 6.1% for the nine months ended October 4, 2020, as compared to 6.8% for the nine months ended September 29, 2019. Stock-based compensation expense was $0.9 million for the nine months ended October 4, 2020, as compared to $0.8 million for the nine months ended September 29, 2019. The increase in research and development expenses was driven by our investments in new product development.

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
We implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). We implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). We implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2019 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2020 Plan	23	$2,080	$901	$—	$—	$2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	177	2,404	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	11,156	2,641	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	4,461	1,129	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	6,001	1,459	—	—	7,460	Q4 FY2019	—

We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
In connection with the termination of various contractual commitments, we recorded additional pre-tax charges of $0.2 million and $0.1 million during the nine months ended October 4, 2020 in the Discovery & Analytical Solutions segment and Diagnostics segment, respectively.
We recorded pre-tax charges of $0.9 million and $3.1 million associated with relocating facilities during the three and nine months ended October 4, 2020, respectively, in the Discovery & Analytical Solutions segment. We recorded pre-tax charges of $0.4 million associated with relocating facilities during the nine months ended October 4, 2020, in the Diagnostics segment. We expect to make payments on these relocation activities through fiscal year 2021.
At October 4, 2020, we had $15.5 million recorded for accrued restructuring and other costs, of which $10.3 million was recorded in short-term accrued restructuring and other costs, $0.5 million was recorded in operating lease right-of-use assets, $1.3 million was recorded in operating lease liabilities and $3.3 million was recorded in long-term liabilities. At December 29, 2019, we had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities. The following table summarizes our restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during the nine months ended October 4, 2020:

	Balance at December 29, 2019	2020 Charges	2020 Changes in Estimates, Net	2020 Amounts Paid	Balance at October 4, 2020
	(In thousands)
Severance:
Q3 2020 Plan	$—	$2,981	$—	$(566)	$2,415
Q1 2020 Plan	—	3,446	—	(2,239)	1,207
Q4 2019 Plan	889	—	(69)	(454)	366
Q3 2019 Plan	6,311	—	—	(2,654)	3,657
Q2 2019 Plan	1,889	—	—	(1,241)	648
Q1 2019 Plan	2,129	—	—	(669)	1,460

Facility:
Q1 2020 Plan	—	774	—	(95)	679

Previous Plans	1,647	—	269	(511)	1,405
Restructuring	12,865	7,201	200	(8,429)	11,837
Contract Termination	188	—	212	(68)	332
Other Costs	827	3,462	—	(981)	3,308
Total Restructuring and Other Liabilities	$13,880	$10,663	$412	$(9,478)	$15,477

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
	(In thousands)
Interest income	$(205)	$(292)	$(662)	$(925)
Interest expense	12,057	16,149	37,308	49,206
Loss on disposition of businesses and assets, net	—	—	—	2,469
Debt extinguishment costs	—	471	—	471
Other expense (income), net	2,397	(922)	(1,592)	658
Total interest and other expense, net	$14,249	$15,406	$35,054	$51,879

Interest and other expense, net, for the three months ended October 4, 2020 was $14.2 million, as compared to $15.4 million for the three months ended September 29, 2019, a decrease of $1.2 million. The decrease in interest and other expense, net, for the three months ended October 4, 2020, as compared to the three months ended September 29, 2019, was primarily due to a decrease in interest expense by $4.1 million which was partially offset by an increase in other expense (income), net of $3.3 million and a decrease in interest income by $0.1 million. The decrease of $4.1 million in interest expense for the three months ended October 4, 2020, as compared to the three months ended September 29, 2019, was primarily the result of the lower interest rate environment that allowed us to refinance our fixed-rate debt at a more favorable level in the third quarter of fiscal year 2019. The increase of $3.3 million in other expense (income), net for the three months ended October 4, 2020, as compared to the three months ended September 29, 2019, consisted primarily of higher foreign exchange loss related to foreign currency transactions and translation. The other components of net periodic pension credit were $1.6 million and $1.4 million for the three months ended October 4, 2020 and September 29, 2019, respectively. These amounts were included in other expense (income), net.
Interest and other expense, net, for the nine months ended October 4, 2020 was $35.1 million, as compared to $51.9 million for the nine months ended September 29, 2019, a decrease of $16.8 million. The decrease in interest and other expense, net, for the nine months ended October 4, 2020, as compared to the nine months ended September 29, 2019, was primarily due to a decrease in interest expense by $11.9 million, a decrease in other expense (income), net by $2.3 million, and a decrease in loss on disposition of businesses and assets, net by $2.5 million, which were partially offset by a decrease in interest income by $0.3 million. The decrease of $11.9 million in interest expense for the nine months ended October 4, 2020, as compared to the nine months ended September 29, 2019 was primarily the result of the lower interest rate environment that allowed us to refinance our fixed-rate debt at a more favorable level in the third quarter of fiscal year 2019, and also the favorable impact of the cross-currency interest rate swap that we executed in the second quarter of fiscal year 2019. The decrease of $2.3 million in other expense (income), net for the nine months ended October 4, 2020, as compared to the nine months ended September 29, 2019 consisted primarily of reduced expenses related to foreign currency transactions and translation. The other components of net periodic pension credit were $4.9 million and $4.4 million for the nine months ended October 4, 2020 and September 29, 2019, respectively. These amounts were included in other expense (income), net.
Provision for Income Taxes
For the three months ended October 4, 2020, the provision for income taxes from continuing operations was $57.0 million, as compared to $4.6 million for the three months ended September 29, 2019. For the nine months ended October 4, 2020, the provision for income taxes from continuing operations was $85.6 million, as compared to $8.6 million for the nine months ended September 29, 2019.
The effective tax rate from continuing operations was 24.4% and 19.8% for the three and nine months ended October 4, 2020, respectively, as compared to 7.3% and 5.0% for the three and nine months ended September 29, 2019, respectively. The higher effective tax rate during the three months ended October 4, 2020, as compared to the three months ended September 29, 2019, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2020 as compared to fiscal year 2019, a $15.2 million accrual for a foreign filing position, and lower tax benefits related to other discrete items which were $2.3 million for the three months ended October 4, 2020, as compared to $3.5 million of net tax benefit for the three months ended September 29, 2019. The higher effective tax rate during the nine months ended October 4, 2020, as compared to the nine months ended September 29, 2019, was due to certain higher tax jurisdictions projected to have higher income in fiscal year 2020 as compared to fiscal year 2019, an accrual for a foreign filing position and lower tax benefits related to discrete items. For the first nine months of fiscal years 2020 and 2019, we recorded a net discrete income tax expense of $7.4 million and a net discrete income tax benefit of $12.7 million, respectively. The discrete tax expense in the first nine months of fiscal year 2020 primarily consisted of a $15.2 million accrual related to a foreign filing position, partially offset by recognition of excess tax benefits on stock compensation of $7.6 million and a valuation allowance release of $3.8 million. We also provided for interest on uncertain tax positions of $1.5 million and $1.2 million related to foreign tax rate changes. The discrete tax benefits recorded in the first nine months of fiscal year 2019 primarily consisted of excess tax benefits on stock compensation of $4.6 million, U.S. federal return to provision adjustments of $6.5 million and $3.7 million associated with a tax election made during fiscal year 2019, partially offset by tax expense of $2.7 million related to a change in tax reform transition tax.
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.7 million and $7.7 million as of October 4, 2020 and December 29, 2019, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
Various tax years after 2010 remain open to examination by certain jurisdictions in which we have significant business operations, such as Finland, Germany, China, Netherlands, Singapore, the United Kingdom, Luxembourg and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at October 4, 2020 would not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended October 4, 2020 was $423.6 million, as compared to $426.9 million for the three months ended September 29, 2019, a decrease of $3.3 million, or 1%, which includes an approximate 1% increase in revenue attributable to acquisitions and divestitures and a 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended October 4, 2020, as compared to the three months ended September 29, 2019, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was a result of a decrease of $12.0 million in our applied markets revenue, partially offset by an increase of $8.8 million in our life sciences market revenue. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets, partially offset by favorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth in our Informatics and OneSource businesses, partially offset by a decrease in revenue from our academia and governmental markets.
Revenue for the nine months ended October 4, 2020 was $1,213.0 million, as compared to $1,249.7 million for the nine months ended September 29, 2019, a decrease of $36.7 million, or 3%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures and a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares selected revenue by end market for the nine months ended October 4, 2020, as compared to the nine months ended September 29, 2019, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was a result of a decrease of $69.1 million in our applied markets revenue, partially offset by an increase of $32.4 million in our life sciences market revenue. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets, partially offset by favorable changes in foreign exchange rates. The increase in our life sciences market revenue was primarily the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth in our Informatics and OneSource businesses, which were partially offset by a decrease in revenue from our academia and governmental markets.

Operating income from continuing operations for the three months ended October 4, 2020 was $42.7 million, as compared to $52.3 million for the three months ended September 29, 2019, a decrease of $9.7 million, or 18%. Amortization of intangible assets was $17.6 million for the three months ended October 4, 2020, as compared to $13.7 million for the three months ended September 29, 2019. Restructuring and other charges, net, were $2.0 million for the three months ended October 4, 2020, as compared to $11.4 million for the three months ended September 29, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $7.4 million for the three months ended September 29, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.2 million for the three months ended October 4, 2020, as compared to $0.4 million for the three months ended September 29, 2019. Legal costs for significant litigation matters and settlements was $0.8 million for the three months ended September 29, 2019. In addition to the factors noted above, operating income decreased for the three months ended October 4, 2020, as compared to the three months ended September 29, 2019, primarily as a result of lower sales volume and increased investments in new product development and growth initiatives, partially offset by pricing initiatives and services productivity.
Operating income from continuing operations for the nine months ended October 4, 2020 was $110.6 million, as compared to $147.0 million for the nine months ended September 29, 2019, a decrease of $36.3 million, or 25%. Amortization of intangible assets was $58.8 million for the nine months ended October 4, 2020, as compared to $37.1 million for the nine months ended September 29, 2019. Restructuring and other charges, net, were $6.7 million for the nine months ended October 4, 2020, as compared to $22.4 million for the nine months ended September 29, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.0 million for the nine months ended October 4, 2020, as compared to $12.5 million for the nine months ended September 29, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs decreased expenses by $5.3 million for the nine months ended October 4, 2020, as compared to increasing expense by $1.4 million for the nine months ended September 29, 2019. Legal costs for significant litigation matters and settlements were $2.4 million for the nine months ended October 4, 2020, as compared to $1.6 million for the nine months ended September 29, 2019. In addition to the factors noted above, operating income decreased for the nine months ended October 4, 2020, as compared to the nine months ended September 29, 2019, primarily as a result of lower sales volume and increased investments in new product development and growth initiatives, partially offset by pricing initiatives and services productivity.
Diagnostics
Revenue for the three months ended October 4, 2020 was $540.4 million, as compared to $280.0 million for the three months ended September 29, 2019, an increase of $260.4 million, or 93%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended October 4, 2020 and September 29, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the three months ended October 4, 2020 was driven by increased demand resulting in higher sales volume in our immunodiagnostics and applied genomics COVID-19 product offerings, as well as favorable changes in foreign exchange rates, which were partially offset by a decrease in revenue from our reproductive health franchise.
Revenue for the nine months ended October 4, 2020 was $1,215.1 million, as compared to $828.5 million for the nine months ended September 29, 2019, an increase of $386.6 million, or 47%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue in our Diagnostics segment for each of the nine months ended October 4, 2020 and September 29, 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the nine months ended October 4, 2020 was driven by increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health and unfavorable changes in foreign exchange rates.
Operating income from continuing operations for the three months ended October 4, 2020 was $223.8 million, as compared to $47.4 million for the three months ended September 29, 2019, an increase of $176.4 million, or 372%. Amortization of intangible assets increased and was $31.3 million for the three months ended October 4, 2020, as compared to $27.5 million for the three months ended September 29, 2019. Restructuring and other charges, net, were $2.1 million for the three months ended October 4, 2020, as compared to $2.6 million for the three months ended September 29, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $2.9 million for the three months ended October 4, 2020, as compared to $1.8 million for the three months ended September 29, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for each of the three months ended October 4, 2020 and September 29, 2019. In addition to the factors noted above, operating income increased for the three months ended October 4, 2020, as compared to the three months ended September 29, 2019, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Operating income from continuing operations for the nine months ended October 4, 2020 was $413.7 million, as compared to $128.2 million for the nine months ended September 29, 2019, an increase of $285.5 million, or 223%. Amortization of intangible assets decreased and was $84.0 million for the nine months ended October 4, 2020, as compared to $84.1 million for the nine months ended September 29, 2019. Restructuring and other charges, net, were $4.3 million for the nine months ended October 4, 2020, as compared to $5.4 million for the nine months ended September 29, 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $4.4 million for the nine months ended October 4, 2020, as compared to $6.9 million for the nine months ended September 29, 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.8 million for each of the three months ended October 4, 2020 and September 29, 2019. Legal costs for significant litigation matters and settlements were $1.2 million for the nine months ended October 4, 2020. In addition to the factors noted above, operating income increased for the nine months ended October 4, 2020, as compared to the nine months ended September 29, 2019, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.

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
At October 4, 2020, we had cash and cash equivalents of $258.3 million, of which $241.2 million was held by our non-U.S. subsidiaries, and we had $922.6 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at October 4, 2020.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. The Tax Cuts and Jobs Act required us to pay a one-time transition tax on the unremitted earnings of foreign subsidiaries. Based on available information, we estimated the tax on the deemed repatriation of our foreign earnings and recorded a tax expense of $85.0 million in continuing operations at December 31, 2017. During the fiscal years 2019 and 2018, we refined our calculations of the one-time transition tax based on newly issued guidance from the Internal Revenue Service and recorded a tax expense (benefit) of $2.7 million and $(4.6) million, respectively, in continuing operations related to the one-time transition tax. In addition, during fiscal year 2018, we determined that previously undistributed earnings of certain international subsidiaries no longer met the requirements of indefinite reinvestment and therefore recognized $2.9 million of income tax expense. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely. No additional income tax expense has been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains numerous income tax provisions. We do not expect that any of the provisions of the CARES Act will result in a material impact to our consolidated financial statements or related disclosures.
On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, the Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended October 4, 2020, we had no stock repurchases under either the Repurchase Program or the New Repurchase Program. As of October 4, 2020, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.
In addition, the Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended October 4, 2020, we repurchased 1,416 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the nine months ended October 4, 2020, we repurchased 71,350 shares of common stock for this purpose at an aggregate cost of $6.8 million.
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
During the first nine months of fiscal year 2020, we contributed $5.2 million, in the aggregate, to our defined benefit pension plans outside of the United States and expect to contribute an additional $1.4 million by the end of fiscal year 2020. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $410.1 million for the nine months ended October 4, 2020, as compared to net cash provided by continuing operations of $148.3 million for the nine months ended September 29, 2019, an increase in cash provided in operating activities of $261.8 million. The cash provided by operating activities for the nine months ended October 4, 2020 was principally a result of income from continuing operations of $347.7 million, and non-cash charges, including depreciation and amortization of $182.5 million, stock-based compensation expense of $19.8 million, restructuring and other costs, net of $11.1 million, amortization of deferred debt financing costs and accretion of discount of $2.6 million, loss on disposition of businesses and assets, net of $0.9 million and a net cash increase of $17.8 million in accrued expenses, other assets and liabilities and other items, including the change in fair value of contingent consideration. The change in accrued expenses, other assets and liabilities and other items increased cash provided by operating activities by $17.8 million for the nine months ended October 4, 2020, whereas the changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $126.2 million for the nine months ended September 29, 2019. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $1.8 million for the nine months ended October 4, 2020 as compared to $13.3 million for the nine months ended September 29, 2019. For the nine months ended October 4, 2020, the change in fair value of contingent consideration resulted in a decrease to cash provided by operating activities of $8.8 million, as compared to a $4.4 million increase in cash provided for the nine months ended September 29, 2019. These items were partially offset by a net cash decrease in working capital of $172.2 million. Contributing to the net cash decrease in working capital for the nine months ended October 4, 2020, excluding the effect of foreign exchange rate fluctuations, was an increase in inventory of $120.9 million and an increase in accounts receivable of $67.7 million, which were partially offset by an increase in accounts payable of $16.4 million. The increase in inventory was primarily due to the ramp up of COVID-19 product offerings and seasonal inventory builds as well as lower than expected sales in our Discovery & Analytical Solutions segment during the first nine months of fiscal year 2020. The increase in accounts receivable was a result of higher sales volume in our Diagnostics segment during the first nine months of fiscal year 2020. The increase in accounts payable was primarily the result of term extensions and timing of disbursements during the first nine months of fiscal year 2020. For the nine months ended October 4, 2020, $4.8 million of contingent consideration payments were included in operating activities, as compared to $20.3 million for the nine months ended September 29, 2019. In addition, we paid $11.8 million of stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited for the nine months ended September 29, 2019.
Investing Activities. Net cash used in investing activities was $68.1 million for the nine months ended October 4, 2020, as compared to $315.5 million for the nine months ended September 29, 2019, a decrease of $247.4 million. For the nine months ended October 4, 2020, the net cash used in investing activities was principally a result of cash used for capital expenditures of $57.4 million, purchases of investments of $9.6 million and cash used for acquisitions of $3.7 million. These items were partially offset by $2.4 million in proceeds from disposition of businesses and assets and $0.1 million in proceeds from surrender of life insurance policies. Cash used for capital expenditures was $53.1 million for the nine months ended September 29, 2019. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the nine months ended September 29, 2019, we used $252.6 million for acquisitions, $5.4 million for purchases of investments and $5.0 million for purchases of licenses. Proceeds from disposition of businesses and assets were $0.6 million for the nine months ended September 29, 2019.
Financing Activities. Net cash used in financing activities was $276.3 million for the nine months ended October 4, 2020, as compared to net cash provided by financing activities of $401.3 million for the nine months ended September 29, 2019, an increase in cash used in financing activities of $677.6 million. The cash used in financing activities during the nine months ended October 4, 2020 was principally a result of debt payments, payments of dividends, repurchase of our common stock pursuant to our equity incentive plans and net payments on other credit facilities. During the nine months ended October 4, 2020, our debt payments totaled $515.2 million which were partially offset by debt borrowings of $257.0 million. This compares to debt payments of $1,419.5 million and payments of debt issuance costs of $7.9 million, which were partially offset by our debt borrowings of $1,034.4 million and proceeds from the sale of senior unsecured notes of $847.2 million during the nine months ended September 29, 2019. During the nine months ended October 4, 2020, we paid $23.4 million in dividends as compared to $23.3 million for the nine months ended September 29, 2019. During the nine months ended October 4, 2020, we had net payments on other credit facilities of $8.1 million as compared to $11.2 million for the nine months ended September 29, 2019. During the nine months ended October 4, 2020, we repurchased 71,350 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $6.8 million. This compares to repurchases of 67,222 shares of our common stock pursuant to our equity incentive plans for the nine months ended September 29, 2019, for a total cost of $6.2 million. During the nine months ended October 4, 2020, we paid $5.2 million for acquisition-related contingent consideration as compared to $28.2 million for the nine months ended September 29, 2019. In addition, during the nine months ended October 4, 2020, we paid $2.1 million for the settlement of forward foreign exchange contracts, as compared to $1.6 million for the nine months ended September 29, 2019. This cash used in financing activities during the nine months ended October 4, 2020 was partially offset by proceeds from the issuance of common stock under our stock plans of $27.5 million during the nine months ended October 4, 2020 as compared to $17.6 million for the nine months ended September 29, 2019.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 16, 2024. As of October 4, 2020, undrawn letters of credit in the aggregate amount of $11.4 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of October 4, 2020, we had $922.6 million available for additional borrowing under the facility. We plan to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of October 4, 2020 was 101.5 basis points. The weighted average Eurocurrency interest rate as of October 4, 2020 was 0.15%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.16%, which was the interest applicable to the borrowings outstanding as of October 4, 2020. As of October 4, 2020, the senior unsecured revolving credit facility had outstanding borrowings of $66.0 million, and $2.8 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had outstanding borrowings of $325.4 million, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable debt covenants as of October 4, 2020.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of October 4, 2020, the 2026 Notes had an aggregate carrying value of $579.6 million, net of $3.2 million of unamortized original issue discount and $2.9 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of October 4, 2020, the 2021 Notes had an aggregate carrying value of $351.0 million, net of $30 thousand of unamortized original issue discount and $0.4 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes)

and a contemporaneous downgrade of the 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, we issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of October 4, 2020, the 2029 Notes had an aggregate carrying value of $840.4 million, net of $2.5 million of unamortized original issue discount and $7.0 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under our previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require us to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $17.8 million (or €15.2 million) and $23.8 million (or €21.3 million) as of October 4, 2020 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $17.7 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $5.0 million of the bank loans are secured by mortgages on real property and the remaining $12.8 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable debt covenants as of October 4, 2020.
In addition, we had secured bank loans in the aggregate amount of $0.8 million and $1.9 million as of October 4, 2020 and December 29, 2019, respectively. The secured bank loans of $0.8 million bear fixed annual interest rates between 1.95% and 20.0% and are required to be repaid in monthly installments until 2027.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2020 and for each quarter of fiscal year 2019. At October 4, 2020, we had accrued $7.8 million for dividends declared on July 23, 2020 for the third quarter of fiscal year 2020 that were paid on November 6, 2020. On October 22, 2020, we announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2020 that will be payable in February 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Principal hedged currencies include the Chinese Yuan, Euro, British Pound, Swedish Krona, and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $406.3 million, $277.6 million and $282.3 million at October 4, 2020, December 29, 2019 and September 29, 2019, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 4, 2020 and September 29, 2019.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $156.2 million as of October 4, 2020, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €14.9 million and combined U.S. Dollar notional amounts of $8.7 million as of September 29, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended October 4, 2020 and September 29, 2019. We paid $2.1 million and $1.6 million during the nine months ended October 4, 2020 and September 29, 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 4, 2020, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $23.4 million and $24.8 million for the three and nine months ended October 4, 2020, respectively, and $(5.8) million and $(8.9) million for the three and nine months ended September 29, 2019, respectively.
During fiscal year 2018, we designated the 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. During the second quarter of fiscal year 2020, we removed the hedging relationship of the first €100.0 million of our 2021 Notes and investments in certain foreign subsidiaries. During the third quarter of fiscal year 2020, we removed the hedging relationship of the remaining €200.0 million of our 2021 Notes and investments in certain foreign subsidiaries. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $3.7 million and $1.8 million for the three and nine months ended October 4, 2020, respectively, and $(12.8) million and $(15.1) million for the three and nine months ended September 29, 2019, respectively.
During fiscal year 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million, or $220.0 million, and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We receive interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At October 4, 2020, the fair value of the cross-currency swap was $7.4 million, which was recorded in AOCI.
During the second and third quarter of fiscal year 2020, we entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of October 4, 2020, the total notional amount of the forward foreign exchange contracts that were designated as cash flow hedges was €300.0 million. The unrealized foreign exchange gains recorded in earnings related to the cash flow hedges were $10.5 million and $14.3 million for the three and nine months ended October 4, 2020, respectively.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 4, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 4, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 4, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 4, 2020 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have experienced significant reductions in demand for certain of our products in our Discovery & Analytical Solutions segment due to the COVID-19 pandemic and although the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, additional impacts that we may experience include, but are not limited to: fluctuations in our stock price due to market volatility; further decreases in demand for certain of our products; reduced profitability; large-scale supply chain disruptions impeding our ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cybersecurity and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; fluctuations in foreign currency markets; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to our pension and other postretirement benefit plans; and deferred tax valuation allowances.
The rapid and continually evolving development of the COVID-19 situation, and the extent to which ongoing mitigation measures will be effective, precludes any prediction as to its ultimate impact. However, we currently anticipate that business disruptions and market volatility resulting from the COVID-19 pandemic will continue to have a material adverse impact on the growth rate of certain of our businesses, particularly within the Discovery & Analytical Solutions segment, and may also have a material adverse impact on our overall financial condition, results of operations and cash flows.
Our Diagnostics segment has experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings. The increased demand for these products is expected to continue into the fourth quarter of our fiscal year 2020, but the overall sustainability of the increase in associated revenue remains largely contingent upon consumer demand for COVID-19 testing.
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
As of October 4, 2020, our total assets included $4.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.

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
On July 23, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2020 that was paid on November 6, 2020. On October 22, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2020 that will be payable in February 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

    Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
July 6, 2020—August 2, 2020	937	$108.89	—	$250,000,000
August 3, 2020—August 30, 2020	96	118.25	—	250,000,000
August 31, 2020—October 4, 2020	383	119.64	—	250,000,000
Activity for quarter ended October 4, 2020	1,416	$112.43	—	$250,000,000
 ____________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended October 4, 2020, we repurchased 1,416 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the nine months ended October 4, 2020, we repurchased 71,350 shares of common stock for this purpose at an aggregate cost of $6.8 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

(2)On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended October 4, 2020, we had no stock repurchases under either the Repurchase Program or the New Repurchase Program. As of October 4, 2020, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.
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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended October 4, 2020 (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2020 and September 29, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 4, 2020 and September 29, 2019, (iv) Condensed Consolidated Balance Sheets at October 4, 2020 and December 29, 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended October 4, 2020 and September 29, 2019, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended October 4, 2020 and September 29, 2019, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 10, 2020	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 10, 2020	By:	/s/ ANDREW OKUN
Andrew Okun Vice President and Chief Accounting Officer (Principal Accounting Officer)