Form 10-K
period 2021-01-03
PERKINELMER INC
filed 2021-03-02
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on July 2, 2020, was $10,743,749,481 based upon the last reported sale of $97.94 per share of common stock on July 2, 2020.
As of February 26, 2021, there were outstanding 112,061,794 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2021 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business
Overview
We are a leading provider of products, services and solutions for the diagnostics, life sciences and applied markets. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 190 countries. As of January 3, 2021, we employed approximately 14,000 employees. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.
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
Our Strategy
Our strategy is to develop and deliver innovative products, services and solutions in high-growth markets that utilize our knowledge and expertise to address customers’ critical needs and drive scientific breakthroughs. To execute on our strategy and accelerate revenue growth, we focus on broadening our offerings through both the investment in research and development and the acquisition of innovative technology. Our strategy includes:
•Strengthening our position within key markets by expanding our global product and service offerings, maintaining superior product quality and driving an enhanced customer experience;
•Attracting, retaining and developing talented and engaged employees;
•Accelerating transformational innovation through both internal research and development and third-party collaborations and alliances;
•Augmenting growth in both of our core business segments, Discovery & Analytical Solutions and Diagnostics, through strategic acquisitions and licensing;
•Engraining focused operational excellence to improve organizational efficiency and agility; and
•Opportunistically utilizing our share repurchase programs to help drive shareholder value.
Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:
Acquisitions in Fiscal Year 2020:
We completed the acquisition of four businesses for aggregate consideration of $438.7 million. We reported the operations of these acquisitions within the results of our Discovery & Analytical Solutions or Diagnostics segments, as applicable, from the acquisition dates.
Restructuring:
During fiscal year 2020, we recorded pre-tax restructuring charges of $4.5 million in our Discovery & Analytical Solutions segment and $2.7 million in our Diagnostics segment related to workforce reductions and closure of excess facilities due to restructuring activities. Our management approved these plans to realign resources to emphasize growth initiatives. We also terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded pre-tax charges of $0.2 million and $0.1 million in the Discovery & Analytical Solutions and Diagnostics segments, respectively, during fiscal year 2020 as a result of these contract terminations. We also recorded pre-tax charges of $4.3 million associated with relocating facilities during fiscal year 2020.

This pre-tax restructuring activity has been reported as restructuring and other costs, net and is included as a component of income from continuing operations. We expect no significant impact on future operating results or cash flows from the restructuring activities executed in fiscal year 2020.

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
We also provide analytical instrumentation for the industrial market which includes the chemical, semiconductor and electronics, energy, lubricant, petrochemical and polymer industries. Our technologies for this market are primarily used by customers focusing on quality assurance standards. They are also used to drive advancement or innovation of new products, with a recent focus on increasing the recyclability and biodegradability of materials and improving electric vehicle battery performance.

Principal Products:
Our principal products and services for Discovery & Analytical Solutions applications include the following:

Life Sciences Market:
•Radiometric detection solutions, including over 1,100 radiochemicals and the Tri-carb® and Quantulus™ GCT families of liquid scintillation analyzers, Wizard2® Gamma counters and MicroBeta2® plate based LSA, which are used for beta, gamma and luminescence counting in microplate and vial formats utilized in research, environmental and drug discovery applications.
•The Opera Phenix® high content screening system, which is used for sensitive and high speed phenotypic drug screening of complex cellular models.
•The Operetta® CLS™ high content analysis system, which enables scientists to reveal fine sub-cellular details from everyday assays as well as more complex studies, for example using live cells, 3D and stem cells.
•The Victor Nivo® multimode plate reader benchtop system, which is designed for assay development and academic labs including those using HTRF®, AlphaLISA® and/or AlphaPlex® technologies.
•The EnSight® multimode plate reader benchtop system, offering well plate imaging alongside labeled detection technologies for target-based and phenotypic assays.
•The EnVision® multimode plate reader, designed for high-throughput screening laboratories, including those using HTRF®, AlphaScreen®, AlphaLISA® and/or AlphaPlex® technologies.
•A wide range of homogeneous biochemical and cell-based assay reagents, including HTRF®, LANCE® Ultra™ and Alpha™ technology assay platforms used for the detection of drug discovery targets such as G-protein coupled receptors (“GPCR”), kinases, biomarkers and the modification of epigenetic enzymes.
•A broad portfolio of recombinant GPCR and ion channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.
•HTRF®, AlphaScreen®, AlphaLISA® and AlphaPlex® research assays, including over 500 no-wash biomarker detection kits for both biotherapeutics and small molecule drug discovery and development in a variety of therapeutic areas including cancer, inflammation, metabolic disorders, neurodegeneration and virology.
•TSATM Plus biotin kits, which can increase sensitivity of histochemistry and cytochemistry as much as 10 to 20 times.
•In vivo imaging technologies and reagents for preclinical research, including the IVIS® Spectrum™ series for 2D and 3D optical imaging, the FMT® series for 3D optical tomography and the IVIS® Lumina™ series for 2D imaging, along with a suite of bioluminescent and fluorescent imaging agents, cell lines and dyes. These technologies are designed to provide non-invasive longitudinal monitoring of disease progression, cell trafficking and gene expression patterns in living animals and are complemented by a broad portfolio of fluorescent and bioluminescent in vivo imaging reagents that can be useful for identifying, characterizing and quantifying a range of disease biomarkers and therapeutic efficacy in living animal models.
•The QuantumTM GX2 system, which enables in vivo imaging of multiple species across multiple disease areas by delivering industry-leading high resolution imaging. Low dose scanning allows subjects to be imaged over time to evaluate disease progression while minimizing the harmful effects of radiation that could impact the biology of the animal. With the QuantumTM GX2 system, data from the IVIS® and FMT® imaging platforms can be seamlessly co-registered with microCT to deliver more information on the disease state.
•OneSource® laboratory services, a comprehensive portfolio of multivendor instrument management, QA/QC, lab relocation, scientific, laboratory IT and regulatory compliance services. OneSource® programs are tailored to the specific needs and goals of individual customers and offer a series of informatics-based consulting, planning and management offerings to assist in laboratory productivity and the optimization of complex Information Technology platforms.
•OneSource® Dashboard, a TIBCO® Spotfire® technology driven interactive graphical platform, which provides visibility to a customer’s global asset population, service event and downtime distribution, as well as key performance indicators to assist in asset operation.
•OneSource® Insights as a ServiceTM, which leverages comprehensive OneSource® analytics and industry data to develop and deliver customer-need driven recommendations to optimize, integrate and accelerate lab operations.
•PerkinElmer Signals Medical ReviewTM software, which empowers medical monitors to detect safety signals faster and reduce overall time to submission by combining innovative medical review workflow with advanced analytics.
•PerkinElmer Signals Lead DiscoveryTM software, which enables researchers to quickly gain new insights into chemical and biomolecular research data, featuring guided search and analysis workflows and dynamic data visualizations for on-the-fly exploration.
•PerkinElmer SignalsTM electronic notebook, a scientific research data management solution, which allows researchers to record research data and experiments in digital notebooks, drag and drop, store, organize, share, find and filter data easily.
•PerkinElmer SignalsTM Translational data management, aggregation and analysis platform, which offers out-of-the-box support for the complete precision medicine workflow from data acquisition to biomarker discovery and validation.
•ChemDraw® 18, a chemical structure drawing and visualization application for scientists and researchers.
•Lead Discovery Premium software, which allows scientists to import, filter by, analyze and interpret chemical structures and biosequences alongside other related data in a highly visual and interactive environment for faster insights and better decisions.

Applied Markets:
•The Clarus® series of gas chromatographs, gas chromatographs/mass spectrometers and the TurboMatrix™ family of sample-handling equipment, which are used to identify and quantify compounds in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.
•The LC 300™ ultra-high performance liquid chromatography (UHPLC) and LC 300 high performance liquid chromatography (HPLC) systems, which provide high throughput along with superior performance and sensitivity.
•The SimplicityChrom™ CDS software which offers liquid chromatography workflows and intuitive functions with full 21CFR 11 compliance.
•The Quasar™ Liquid Chromatography (LC) Columns, which are built for optimized retention with a high surface coverage and high-sample loading capacities that help improve the detection of low-level compounds and are designed for optimal peak shapes. The Quasar™ SPP or Quasar™ Silica LC columns can be used across any HPLC or UHPLC system.
•The NexSAR™ HPLC, is a speciation analysis ready system engineered with a completely inert and metal-free fluid path, enabling laboratories to meet low chromatographic background requirements on the most challenging speciation applications in food, water or consumer products such as children's toys. This system is part of the NexSAR HPLC-ICP-MS speciation solution, which couples the NexSAR HPLC with our revolutionary NexION® ICP-MS and is seamlessly integrated using the proven Clarity™ software.
•The Flexar™ ultra-high performance liquid chromatography (UHPLC) and Flexar advanced liquid chromatography systems, which provide high throughput and resolution chromatographic separations.
•The QSight® Triple Quad LC/MS/MS, a flow-based mass spectrometry system that provides high sensitivity and enables high levels of efficiency and productivity to meet both standard and regulatory requirements for food, cannabis and environmental testing laboratories.
•The Torion® T-9 portable GC/MS, a fast person-portable GC/MS system, enabling rapid detection and actionable results to potentially hazardous and emergency environmental conditions.
•The atomic spectroscopy family of instruments, including the PinAAcle® family of atomic absorption spectrometers, the Avio® family of inductively coupled plasma (“ICP”) optical emission spectrometers and the NexION® family of ICP mass spectrometers, which are used in the environmental and chemical industries, among others, to determine the elemental content of a sample.
•The LPC 500™ liquid particle counter featuring single particle optical sizing technology. Coupled with the Avio® 500 ICP-OES oils system, particle counting and sizing as well as wear metals analysis of in-service oils and lubricants are performed in one run with results delivered in less than a minute. This patent-pending integrated solution considerably improves operating costs.
•Our infrared spectroscopy (IR) family of instruments, the Spectrum Two™ IR & NIR spectrometers, which are compact and portable and used for high-speed infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications. This includes the Spectrum™ 3 MIR/NIR/FIR Spectrometer designed to provide high sensitivity and flexibility to address a range of sample types and the Spotlight™ IR Microscopic and Imaging systems which are designed for scientists whose samples demand higher sensitivity and simpler analysis and workflows.
•The Polymer ID analyzer, which provides accurate verification of identity, quality, and composition of polymers and their blends used in industries such as food packaging, construction, and automotive. It is a compact and easy-to-use solution designed to simplify and accelerate polymer analysis to quickly and confidently identify unknown polymer samples, determine composition of blends, and verify quality.
•The LAMBDA® UV/Vis series of spectrophotometers that provide sampling flexibility to enable measurement of a wide range of sample types, including liquids, powders and solid materials, both in regulated industries as well as QC/QA and research applications. The LAMBDA® 1050+ and 850+ UV/Vis/NIR and UV/Vis spectrophotometers are easy-to-use with high-performance and provide accurate characterizations of sample materials that are critical for manufacturers in a variety of industries to ensure their products meet regulatory standards and develop smart materials with advanced properties for improved safety, efficiency and functionality.
•The FL 6500TM and FL 8500TM fluorescence spectrophotometers, which address the challenges of bioscience, industrial, chemical, environmental, pharmaceutical, agricultural and academic application. They are designed to improve lab productivity and ensure standard compliance regulations are met. The FL 6500TM spectrophotometer provides a high-energy pulsed Xenon light source that preserves sample integrity and the FL 8500TM spectrophotometer provides a high-sensitivity source for testing diluted or small samples.
•The 2400 Series II CHNS/O elemental analyzer, one of the leading organic elemental analyzers, which is ideal for the rapid determination of carbon, hydrogen, nitrogen, sulfur, and oxygen content in organic and other types of materials.

•Our thermal analysis family, including our Differential Scanning Calorimetry (DSC) series that offers exclusive HyperDSC™ capability for unparalleled sensitivity and new insights into material processes, our Thermogravimetric (TGA) and Simultaneous Thermal Analysis (STA) instruments, which can be coupled to Fourier Transform Infrared (FT-IR), Mass Spectrometry (MS), or Gas Chromatography/Mass Spectrometry (GC/MS) to provide greater analysis power and knowledge.
•The Perten®'s Falling Number® and Glutomatic® instruments, which determine the bread baking quality of wheat and flour, and Perten's DA NIR bench and in process analyzer determine constituent content for use across the food segment from meat to animal feed.
•The Delta™ range of milk quality analyzers, which help ensure the quality of dairy products and are used at Central Milk Testing labs as well as dairy processing facilities around the world.
•The Bioo Scientific® test kits for detection of toxins, veterinary drug residues and contaminants, which enable rapid and easy testing at different steps in the food value chain.
•The DA 6200™ NIR analyzer, which helps meat and olive processors conduct quality and process control accurately, easily and quickly. The DA 6200™ analyzer is based on the next generation Diode Array Near-Infrared Transmission Spectroscopy (NIR) technology, which provides accurate test results of fat, moisture, protein, collagen, salt and ash levels in a sample.
•The PerkinElmer FT 9700™ compact and high-performance full wavelength range Fourier Transform Near Infrared (FT-NIR) spectrometer, that helps food and feed laboratories perform quick analyses for quality assurance of food and feed materials and reduces variations in production.
•The QSight® SP50 online solid phase extraction (SPE) system, which facilitates sample clean-up, enrichment and concentration, obviating the need for elaborate and time-consuming sample preparation procedures. The QSight® SP50 system offers easy and efficient switching between traditional, direct injection UHPLC analyses and fully automated online SPE with sample pre-concentration, allowing for increased throughput and cost savings.
•MaxSignal HTS™ Total Aflatoxins and DON ELISA kits featuring automated and easy-to-use mycotoxin testing workflows. Using the new assays and automation, food safety QA managers and lab teams at grain processors, feed mills, pet food companies and contract labs can process up to 192 samples in less than 90 minutes. In addition to the significant improvement in productivity (or sample throughput), the new solutions handle complex matrices with high sensitivity and accuracy. The workflow is designed to “set it and forget it,” which minimizes the need for manual intervention, reducing the risk of manual error and helping the customer meet their regulatory standards.
•PerkinElmer Solus One™ Listeria monocytogenes ELISA Assay. This new offering will help high throughput food processors and contract labs focus on L. mono testing for food and environmental surface samples. In sync with leading industry standards, the new solution is being introduced with Performance Tested Method SM (PTM) certification from AOAC® INTERNATIONAL (Association of Official Analytical Collaboration).
•DA 7350™ instrument and Process Plus™ cloud-based software to provide continuous quality control for food and food ingredient manufacturing processes. The new solution is designed to enable food producers to increase efficiency and yield and improve margins by reducing waste, optimizing the use of expensive raw materials and improving product consistency. This innovation is part of PerkinElmer’s portfolio of quality and safety solutions across meat, dairy, seafood, produce, edible oils and cannabis.
•Perten® Glutomatic® 2000 system for gluten quantity and quality testing of wheat, durum, semolina and flour. The solution features the new Perten Glutomatic® 2000 instrument with a modern user interface and simplified data connectivity and is designed to operate within automated process workflows. It also includes seamless integration to PerkinElmer’s high-speed Centrifuge 2010 (with two Gluten Index test cassettes) and the Glutork 2020 drying technology. The Glutomatic® 2000 system leverages the Perten Gluten Index method which, for the past 40 years, has set the global standard for wheat and flour gluten testing.
•LactoScope™ FT-B instrument, which delivers quick and accurate full spectrum component testing and adulterant screening for liquid dairy products such as whey, raw and skim milk, shelf stable milk and cream with under 40% fat content. Featuring a smaller footprint, this state-of-the-art FT-IR spectrometer combines modern optics with intuitive yet powerful software and delivers results in less than 45 seconds with a typical accuracy level of under 1% CV (relative standard deviation).
•AuroFlow® AQ Mycotoxin platform. This new solution includes strip test versions for Total Aflatoxin, Deoxynivalenol (DON), Fumonisin, Ochratoxin A, Zearalenone and T-2/HT-2. Lab professionals, technicians and farmers can utilize this platform for first-round screening of corn and wheat for key, regulated mycotoxin compounds with convenience, speed and accuracy.
•MaxSignalHTS™ Nitrofurans and Chloramphenicol ELISA Kits, which will help food safety, quality and aquaculture labs simultaneously and accurately perform same-day testing for all five targeted antibiotic residues in farmed shrimp to a detection level of less than 0.1ppb. The new assays, when combined with Dynex Technologies’ DS-2® automation system, will drive the analysis of 192 samples in less than 90 minutes.

New Products:
New products introduced or acquired for Discovery & Analytical Solutions applications in fiscal year 2020 include the following:

Life Sciences Market:
•A range of new AlphaLISA®, Alpha SureFire® Ultra and HTRF® reagents and assay kits serving key research and therapeutic areas, including cell signaling, inflammation, oncology and biotherapeutics.
•The Opera Phenix® plus high content screening system which expands the capabilities of the current Opera Phenix® to include on-board liquid handling and faster imaging capabilities designed to address the needs of cardiovascular and neuroscience research laboratories.
•OneSource® Asset Genius™ Monitoring Solution, part of the Asset Genius family, which offers a 360o view of laboratory instruments regardless of the manufacturer, correlating instrument usage, age and service data, allowing customers to visually pinpoint under-performing, ideally-performing and over-burdened assets, and to make informed decisions. The Monitoring Solution enables critical micro-environmental information to be captured, monitored and actioned to better reduce scientific variability.

 Applied Markets:
•The award-winning NexION® 5000 multi-quadrupole ICP-MS system – the first in its category to boast four quads – which is innovatively designed to meet and exceed the demanding trace-elemental testing requirements of semiconductor, biomonitoring and other applications.
•The Avio® Max Series ICP-OES, which allows laboratories conducting multi-elemental analyses to tackle quick turnaround times and meet lower detection limits while delivering high levels of sample accuracy and faster return on investment.
•The Spectrum™ 3 MIR/NIR/FIR Spectrometer 3, which provides the sampling flexibility and performance in mid, near, and far infrared ranges through a single instrument to advance research and new product development in academia, chemicals, polymers, and pharmaceuticals.
•The LC 300 ultra-high performance liquid chromatography (UHPLC) and LC 300 high performance liquid chromatography (HPLC) systems, which provide high throughput along with superior performance and sensitivity.
•The SimplicityChrom™ CDS software, which offers liquid chromatography workflows and intuitive functions with full 21 CFR 11 compliance.

Brand Names:
Our Discovery & Analytical Solutions segment offers additional products under various brand names:
Life Sciences Market:
AlphaLISA®, AlphaPlex™, AlphaScreen®, Alpha™ SureFire®, AngioSense®, Annexin-Vivo™ , Cell carrier®, cell::explorer™, Chem3D®, ChemDraw®, ChemOffice®, Columbus™ ElementsTM, EnLite™, EnSight®, EnVision®, FMT®, FolateRSense™, High Content Profiler™, IntegriSense™, IVIS®, LANCE®, Living Image®, Lumina™, MicroBeta2®, MMPSense®, NENTM, OneSource®, Opera Phenix®, Operetta® CLS™, OsteoSense®, PerkinElmer Signals™ for Translational, ProSense®, Quantulus™ GCT, RediJect™, Spectrum™, Transferrin-Vivo™, Tri-Carb®, VICTOR Nivo™, ViewLux™, VivoTag®, Wizard2® and XenoLightTM.

Applied Markets:
Aquamatic™, Avio®, Clarity™, Clarus®, DairyGuard™, Falling Number®, FL 6500TM, FL 8500TM, FlexarTM, Frontier™, Glutomatic®, Honigs Regression™, HyperDSC®, Inframatic™, LAMBDA®, LPC 500™ , NexION®, NexSAR™, OilExpress™, OilPrep™, Optima®, Perten®, Perten Instruments®, PinAAcle®, QSight®, QuasarTM, SimplicityChrom™, Spectrum™, Spectrum Two™, Spotlight™, Supra-clean®, Supra-d™, Supra-poly®, Syngistix™, Torion®, TurboMatrix™ and Ultraspray®.

Diagnostics Segment
We offer instruments, reagents, assay platforms, and software to hospitals, medical labs, clinicians, and medical research professionals to help improve the health of families. Our Diagnostics segment is especially focused on reproductive health, emerging market diagnostics and applied genomics.
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
We have also developed a number of products and services in response to the coronavirus pandemic, with a special emphasis on supporting public health authorities both in the United State and abroad, including through the operation of COVID-19 testing facilities. Further information is provided below under "New Products".
Principal Products:
Our principal products and services for Diagnostics applications include the following:
•The DELFIA® Xpress screening platform, a complete solution for prenatal and maternal health screening, which includes a fast continuous loading system. It is supported by kits for first, second and third trimester analyses for prenatal screening and clinically validated LifeCycle™ software.
•The NeoBase™ non-derivatized MS/MS AAAC kits, which are used to support detection of metabolic disorders in newborns through tandem mass spectrometry. The kits analyze newborn dry blood spot samples for measurement of amino acids and other metabolic analytes for specific diseases.
•The GSP® Neonatal hTSH, T4 17á-OHP, GALT IRT, BTD, PKU, Total Galactose, CK-MM and G6PD kits, used for screening congenital neonatal conditions from a drop of blood.
•The Specimen Gate® informatics data management solution, designed specifically for newborn screening laboratories.
•ViaCord® umbilical cord blood banking services for the banking of stem cells harvested from umbilical cord blood and cord tissue, for potential therapeutic application in transplant and regenerative medicine.
•An expanded portfolio of molecular-based infectious disease screening technologies for blood bank and clinical laboratory settings in China. The tools include a qualitative 3-in-1 assay for the detection of hepatitis B, hepatitis C and HIV, as well as assays for other communicable diseases.
•The EnLite™ Neonatal TREC™ System, a screening test for Severe Combined Immunodeficiency, consisting of EnLite™ Neonatal TREC™ reagent kits, the Victor EnLite™ instrument and EnLite™ workstation software.
•NeoLSDTM MSMS kit, the first commercial IVD kit for screening of Pompe, MPS-I, Fabry, Gaucher, Niemann-Pick A/B and Krabbe disorders from a single dried blood spot sample.
•QSight® Triple Quad MSMS instrument, which is used for newborn screening.
•TRF-based Anti HBs/HCV/TP kits for infectious disease testing.
•Chitas® instrument and HBV/HCV/HIV 3 in 1 PCR reagents for blood screening and Hi Sensitivity HBV DNA and HCV RNA assays for clinical infectious disease testing.
•The chemagic™ Prime™ instrument, a fully automated, LIMS-compatible solution for primary sample transfer, DNA and RNA isolation, optional normalization and the setup of PCR and NGS applications.
•Immune fluorescence testing (IFT), enzyme-linked immunosorbent assay (ELISA), chemiluminescence-based immunotesting, immunoblots, molecular microarrays, PCR, liquid handlers and software solutions.
•Autoimmune testing covering rheumatology, hepatology, gastroenterology, endocrinology, neurology, nephrology, dermatology and infertility.
•Infectious disease testing covering bacteria, viruses and parasites.
•IFT, ELISA and EUROLINETM assays for veterinary medical diagnostics.
•Automated liquid handling platforms (JANUS®, Sciclone® and Zephyr®) that offer a choice of robotic solutions in genomics, biotherapeutics, high throughput screening and high content analysis to assist life science research from bench to clinic.
•JANUS® BioTx™, PreNAT II workstation for automated small-scale purification, offering column, tip and plate-based chromatography on a single platform.
•The LabChip GXII® TouchTM platform, which provides a means of characterizing multiple protein product attributes for research labs through QC.
•The explorer™ automated workstation, which allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.
•Allergy testing covering allergen-specific immunoglobin e (IgE) measuring the level of different IgE antibodies in blood using ELISA and EUROLINETM assays.
•Vanadis® NIPT, a breakthrough cfDNA technology for use in genetic and biochemistry laboratories for screening common trisomies in pregnant population as a leading NIPT solution.
•PG-Seq™ Rapid Non-Invasive Preimplantation Genetic Testing Kit, an alternative to IVF embryo biopsies.

New Products:
New products or services introduced or acquired for Diagnostics applications in fiscal year 2020 include the following:

•The EONISTM assay, a CE marked system utilizing Real-Time PCR technology, which allows for simultaneous screening of SMA, SCID and XLA in newborns from a single DBS punch.
•EUROIMMUN SARS-CoV-2 Antigen ELISA for specific determination of the SARS-CoV-2 protein.
•EURORealTime SARS-CoV-2/Influenza A/B for direct detection of SARS-CoV-2, influenza virus type A and influenza virus type B.
•LC 300TM platform and SimplicityChromTM software, which bring together advanced high-performance liquid chromatography (HPLC) and ultra-high performance.
•Anti-SARS-CoV-2 QuantiVacTM ELISA (IgG) to quantify IgG antibodies against the SARS-CoV-2 S1 antigen liquid chromatography (UHPLC) capabilities with intuitive instrument control and data analysis.
•PKamp™ Respiratory SARS-CoV-2 RT-PCR Panel designed to conserve resources by testing a single nasopharyngeal, oropharyngeal or nasal swab sample collected from an individual suspected of respiratory viral infection consistent with COVID-19, the flu and RSV.
•explorer™ Workstations for SARS-CoV-2 testing capable of preparing and running up to 10,000 COVID-19 tests per day. These modular and scalable workstations enable laboratories to ramp up SARS-CoV-2 testing capacity quickly to generate results.
•The DELFIA® Xpress sFlt-1 kit, which enables short term prediction of pre-eclampsia and aids in diagnosis in the second and third trimesters of pregnancy together with the previously launched DELFIA® Xpress PlGF 1-2-3™ assay.
•Manage and operate laboratory facilities for COVID-19 testing developed with public health authorities in the State of California and the United Kingdom.

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including AutoDELFIA®, BACS-on-Beads®, BIOCHIPs, Bioo Scientific®, BoBs®, chemagic™, Chitas®, Datalytix™, DELFIA®, DELFIA® Xpress, DOPlify®, EONISTM, EUROArrayTM, EUROIMMUN®, EUROLabWorkstationTM, EUROlineTM, EUROPatternTM, Evolution™, EvoyaTM, explorer™, FragilEase®, Genoglyphix®, GSP®, HaoyuanTM, iLab™, JANUS®, LabChip®, LC300TM, LifeCycle™, LimsLink™, MultiPROBE®, NEXTFLEX®, NextPrep™, Pannoramic™, PG-SeqTM, PG-FindTM, PKampTM, PreNAT®, Protein ClearTM, ProteinEXactTM, QSight®, QuantiVacTM, Sciclone®, SimplicityChrom™, Specimen Gate®, SuperflexTM, SymbioTM, Twister®, VanadisTM, VariSpec™, ViaCord® and Zephyr®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of January 3, 2021, we employed approximately 5,500 sales and service representatives operating in approximately 38 countries and marketing products and services in more than 190 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

Regulatory Affairs
Our operations are subject to regulation by different state and federal government agencies in the United States and other countries, as well as to the standards established by international standards bodies. Some of our products are subject to regulation by the United States Food and Drug Administration and similar foreign agencies. These regulations govern a wide variety of our product activities, and if we fail to comply with those regulations or standards, we may face, among other things, warning letters; adverse publicity; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell our products.
We have agreements relating to the sale of our products and services to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, as well as other penalties.
We are also subject to a variety of laws, regulations and standards that govern, among other things, the importation and exportation of products, and our business practices in the United States and abroad such as anti-bribery, anti-corruption and competition laws. In addition, changes in governmental regulations may reduce demand for our products or increase our expenses. The healthcare industry, including the genetic screening market, is subject to extensive and frequently changing international and United States federal, state and local laws and regulations. This requires that we devote substantial resources to maintaining our compliance with those laws, regulations and standards.
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

Environmental Matters
Our operations are subject to various foreign, federal, state and local environmental and safety laws and regulations. These requirements include the handling, transportation, manufacture and disposal of toxic or hazardous substances, the remediation of contaminated soil and groundwater, the regulation of radioactive materials, and the health and safety of our employees.
We may have liability under the Comprehensive Environmental Response Compensation and Liability Act and comparable state statutes that impose liability for investigation and remediation of contamination without regard to fault, in connection with materials that we or our former businesses sent to various third-party sites. We have incurred, and expect to incur, costs pursuant to these statutes.
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.9 million and $7.7 million as of January 3, 2021 and December 29, 2019, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Human Capital Management
As of January 3, 2021, we employed approximately 14,000 employees on a worldwide basis. Roughly 80% of our workforce is based outside of the United States. Several of our subsidiaries outside the United State are parties to contracts with labor unions and workers’ councils that involve approximately 3,600 of our employees. During fiscal year 2020, our voluntary turnover rate was 9.78%. We believe that management of our human capital resources is vital to the continued growth and success of the Company, and we endeavor to create an environment that encourages productivity, rewards performance and values diversity. There are several ways in which we attempt to attract, develop and retain highly qualified employees, as set forth below.
Our human capital objectives include, as applicable, identifying, recruiting, developing, retaining, incentivizing and integrating our existing and new employees. We strive to meet this objective by offering competitive compensation and benefits, in a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers. We hold our employees to high performance standards and our compensation plans are designed to deliver competitive base pay and attractive incentive opportunities. Our benefits programs are specifically tailored to the various countries in which we operate and maintain a significant workforce. We benchmark for market practices and adjust our compensation and benefits programs to ensure they remain both equitable and competitive.
Diversity and Inclusion
The Company believes in an inclusive workforce, where employees from a number of cultures and countries are engaged and encouraged to leverage their collective talents. We have employees in over 40 countries around the world. As of the date of filing of this annual report on Form 10-K, women comprised roughly 30% of our leadership positions on a global basis, which we define as director level and above. We expect to provide further information regarding our diversity demographics in our Corporate Social Responsibility (CSR) Report or elsewhere on our website at www.perkinelmer.com, including summarized data from our EEO-1 form. An EEO-1 form is a report filed with United States Equal Employment Opportunity Commission describing the racial, ethnic and gender composition of our US-based workforce. Information on our website, including the CSR Report, shall not be deemed incorporated by reference into this annual report.

We understand that our ability to operate in a multicultural world is critical to our long-term value creation. By maintaining a culture of diversity and inclusion, we believe that we are able to innovate more effectively. To that end, we seek to promote diverse perspectives throughout our organization and are an equal opportunity employer committed to making employment decisions without regard to race, religion, national or ethnic origin, sex, sexual orientation, gender identity or expression, age, disability, protected veteran status or other characteristics protected by law. Our commitment to diversity is evidenced by the establishment of a new internal Inclusion and Diversity Committee in fiscal year 2020. The Committee is comprised of a wide cross-section of the Company's leaders across all regions and backgrounds, with a focus on driving increased diversity within our workforce as well as creating a safe and engaging platform for dialogue on these issues for all of our employees.
Training and Development
We are committed to the continued development and training of our employees. We seek to provide our employees with meaningful learning opportunities to help grow their capabilities and careers. We provide learning through a variety of channels and formats, including formal (classroom-based, blended learning solutions, digital learning) and informal, on-the-job learning. We are also dedicated to our employees’ professional development, with a pivotal component of our annual performance review and goal-setting process focused on providing employees with constructive and actionable feedback, as well as management support and engagement in the creation and completion of development goals. Our training opportunities are designed to promote learning across all levels of our organization. We seek to provide opportunities for our employees to grow their careers and regularly fill open vacancies with internal candidates. In addition, management periodically assesses succession planning for certain key positions and reviews our workforce to identify high potential employees for future growth and development. We also provide formal and informal training opportunities for our employees covering a variety of professional, technical and leadership topics.
Health and Safety
Our success depends on the well-being of our employees, and one of our top priorities is to protect the health and safety of our employees. We maintain a culture focused on safety and strive to identify, eliminate and control risk in the workplace in an effort to prevent injury and illness. Our employees have access to a global safety management system and are encouraged to report incidents, near misses or other observations in the system. The system has been widely adopted in our manufacturing locations across the globe, and management uses the information generated by it to set safety-related policies and to set goals for future performance. Further, we provide our employees with a comprehensive benefits package that includes health insurance and other resources that support their physical and mental well-being. In response to the COVID-19 pandemic, we have taken, and we continue to take, proactive, aggressive actions to protect the health and safety of our employees, customers, partners and suppliers. We enacted rigorous safety measures, including social distancing protocols, encouraging employees who do not need to be physically present on the manufacturing floor or in a lab to perform their work from home, suspending non-essential travel, implementing temperature checks and other access controls at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing appropriate personal protective equipment to employees who are physically present at our facilities. We expect to continue to implement these measures until the COVID-19 pandemic is adequately contained, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.
Community
At PerkinElmer, we have long held the view that responsible global citizenship along with good governance principles and ethical business practices are essential tenets for sustainability and success. We encourage our employees to support the communities in which they live and where we operate, and to assist in that effort, we funded a long-term charitable matching program for our employees. In addition, we have established a group comprised of management and subject matter experts at the Company to focus on developing and delivering on measurable advancements in the areas of reducing waste, reducing carbon emissions and improving employee engagement and diversity.

Item 1A.    Risk Factors
The following important factors affect our business and operations generally or affect multiple segments of our business and operations:
Risks Related to our Business Operations and Industry
If the markets into which we sell our products decline or do not grow as anticipated due to a decline in general economic conditions, or there are uncertainties surrounding the approval of government or industrial funding proposals, or there are unfavorable changes in government regulations, we may see an adverse effect on the results of our business operations.
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
We face risks related to public health crises and pandemics, including the COVID-19 pandemic that was first reported in China in December 2019 and has since spread to all geographic regions where our products are produced and sold. The global impact of COVID-19 has resulted in an adverse impact on our operations, supply chains and distribution systems, as significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, have been implemented, and in some areas relaxed, and then implemented again. Continued uncertainty with respect to the severity and duration of the COVID-19 pandemic has contributed to the volatility of financial markets. The COVID-19 pandemic has caused extended global economic disruption, and a global recession is possible.
We have experienced significant reductions in demand for certain of our products in our Discovery & Analytical Solutions segment due to the COVID-19 pandemic and although the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, additional impacts that we may experience include, but are not limited to: fluctuations in our stock price due to market volatility; further decreases in demand for certain of our products; reduced profitability; large-scale supply chain disruptions impeding our ability to ship and/or receive product; potential interruptions of, or limitations on manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cybersecurity risks and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; fluctuations in foreign currency markets; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to our pension and other postretirement benefit plans; and deferred tax valuation allowances.
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
Our Diagnostics segment has experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings as well as from the COVID-19 testing laboratory facilities we have developed with the State of California and the United Kingdom. The increased demand for these products is expected to continue into the first half of our fiscal year 2021, but the overall sustainability of the increase in associated revenue remains largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products and successfully staff and manage the laboratories.

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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of Horizon Discovery Group plc. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed in the short term, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:
•demand for and market acceptance of our products,
•competitive pressures resulting in lower selling prices,
•changes in the level of economic activity in regions in which we do business, including as a result of COVID-19 and other global health crises or pandemics,
•changes in general economic conditions or government funding,
•settlements of income tax audits,
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
We rely on several centralized information technology systems throughout our company to develop, manufacture and provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our and our third-party service providers' information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers, suppliers or other third parties, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems or cybercrime, resulting in inappropriate access to or inadvertent transfer of information or assets, could result in losses or misappropriation of assets or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of January 3, 2021, our total assets included $4.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our Discovery & Analytical Solutions and Diagnostics segments may result in impairment of our intangible assets, which could adversely affect our results of operations.
Risks Related to our Intellectual Property
We may not be successful in adequately protecting our intellectual property.
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
Third parties have in the past and may in the future also challenge the validity of our issued patents, may circumvent or “design around” our patents and patent applications, or claim that our products, processes or technologies infringe their patents. In addition, third parties may assert that our product names infringe their trademarks. We may incur significant expense in legal proceedings to protect our intellectual property against infringement by third parties or to defend against claims of infringement by third parties. Claims by third parties in pending or future lawsuits could result in awards of substantial damages against us or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or other countries.
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
Risks Related to Legal, Government and Regulatory Matters
The manufacture and sale of products and services may expose us to product and other liability claims for which we could have substantial liability.
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
We are also subject to a variety of laws, regulations and standards that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of toxic or hazardous substances, the collection, storage, transfer, use, disclosure, retention and other processing of personal data, and our business practices in the United States and abroad such as anti-bribery, anti-corruption and competition laws. This requires that we devote substantial resources to maintaining our compliance with those laws, regulations and standards. A failure to do so could result in the imposition of civil, criminal or monetary penalties having a material adverse effect on our operations.
Changes in governmental regulations may reduce demand for our products or increase our expenses.
We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety, data privacy and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products or increase our costs of producing these products.
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

Risks Related to our Foreign Operations
    Economic, political and other risks associated with foreign operations could adversely affect our international sales and profitability.
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2020. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
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
Nearly 10% of our net sales from continuing operations in fiscal year 2020 came from the United Kingdom. Following the referendum vote in the United Kingdom in June 2016 in favor of leaving the European Union, on January 31, 2020, the country formally withdrew from the European Union (commonly referred to as “Brexit”) and, on December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement to govern the relationship between the United Kingdom and the European Union following Brexit. The potential effects of Brexit remain uncertain. Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty particularly in the United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions worsen in the United Kingdom or in the rest of Europe, it may have a material adverse effect on our operations and sales.
Any significant weakening of the Great Britain Pound to the U.S. dollar will have an adverse impact on our European revenues due to the importance of our sales in the United Kingdom. Currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit and that may continue to be the case.

Risks Related to our Debt
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
Risks Related to Ownership of our Common Stock
Our share price will fluctuate.
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
On October 22, 2020, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2020 that was paid in February 2021. On January 28, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2021 that will be payable in May 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Not material.

Item 3.    Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 3, 2021 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below are our executive officers as of March 2, 2021. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Prahlad Singh	President and Chief Executive Officer	56
James M. Mock	Senior Vice President and Chief Financial Officer	44
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	52
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	54
Miriame Victor	Senior Vice President, Chief Commercial Officer	40
Tajinder Vohra	Senior Vice President, Global Operations	55
Andrew Okun	Vice President, Chief Accounting Officer and Treasurer	51
 Prahlad Singh, 56. Dr. Singh currently serves as President and Chief Executive Officer of PerkinElmer, having previously served as President and Chief Operating Officer of PerkinElmer from January 2019 through December 2019. Dr. Singh joined PerkinElmer as the President of our Diagnostics business in May 2014. He was elected Senior Vice President in September 2016 and Executive Vice President in March 2018. Prior to joining PerkinElmer, Dr. Singh was General Manager of GE Healthcare’s Women’s Health business from 2012 to 2014, with responsibility for its mammography and bone densitometry businesses. Before that, Dr. Singh held senior executive level roles in strategy, business development and mergers & acquisitions at both GE Healthcare and Philips Healthcare. Earlier in his career, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol-Myers Squibb Medical Imaging, which included managing the Asia Pacific and Middle East region. Dr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.

James M. Mock, 44. Mr. Mock joined PerkinElmer in May 2018 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Mock served for nearly 20 years in a wide range of financial oversight capacities within General Electric Company (GE). Mr. Mock was most recently Vice President, Corporate Audit Staff, a position in which he served from October 2015 to April 2018, where he worked globally across GE’s businesses on controllership reviews and operational excellence projects. Mr. Mock previously served in a number of progressively responsible leadership positions with GE both in the United States and overseas, including as Vice President and Chief Financial Officer for GE Oil & Gas, Subsea Systems, from 2014 to 2015. Mr. Mock received a Bachelor’s degree in Economics from St. Lawrence University.

Joel S. Goldberg, 52. Mr. Goldberg currently serves as our Senior Vice President, Administration, General Counsel and Secretary, having joined as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.
Daniel R. Tereau, 54. Mr. Tereau was appointed Senior Vice President, Strategy and Business Development in January 2016, having joined PerkinElmer in April 2014 as Vice President, Strategy and Business Development. He is responsible for leading PerkinElmer’s overall strategic planning and business development activities. Prior to joining PerkinElmer, Mr. Tereau served on Novartis’ leadership team as Senior Vice President and Global Head of Strategy, Business Development and Licensing from 2011 to 2014, where he was responsible for global strategy and business development for the Consumer Health division. Prior to 2011, Mr. Tereau held similar roles at Thermo Fisher Scientific and GE Healthcare. Mr. Tereau holds a Bachelor of Science degree in finance from Ferris State University, a Juris Doctorate from Wayne State University, and earned his Master of Business Administration from Yale University.
Miriame Victor, 40. Ms. Victor joined PerkinElmer in October 2014 as Sales Leader for the Diagnostics business in Europe and most recently served as Vice President and General Manager for EMEAI, prior to being appointed Senior Vice President and Chief Commercial Officer in January 2021. In that role, she oversees PerkinElmer’s product commercialization efforts across all businesses, having recently completed the successful consolidation of the Diagnostics and Discovery & Analytical Solutions businesses into one unified commercial organization. Prior to joining PerkinElmer, Ms. Victor held various commercial leadership positions in the pharmaceutical industry with MSD and Novartis, and in the medical device industry with GE Healthcare. Ms. Victor holds a Bachelor of Science degree in pharmacy and pharmaceutical sciences from Cairo University and earned her Master of Business Administration from Arab Academy for Science, Technology and Maritime Transport.
Tajinder Vohra, 55. Mr. Vohra joined PerkinElmer in October 2015 as Vice President of Global Operations and was appointed Senior Vice President in January 2018. He oversees all of PerkinElmer’s global operations, including manufacturing, supply chain, customer care and distribution. Prior to joining PerkinElmer, Mr. Vohra served at ABB as a Country Operations Leader from 2011 to 2015, where he was responsible for India-wide operations and Supply Chains for India, Middle East and Africa. Prior to 2011, Mr. Vohra was a Senior Vice President with Genpact, managing Supply Chain and IT businesses, and held a number of global management operational positions with GE Healthcare. Mr. Vohra received his Bachelor’s degree in Mechanical Engineering from the University of Delhi, Master’s degree in Industrial Engineering from the University of Alabama and Master’s degree in Manufacturing Engineering from Lehigh University. Mr. Vohra is a certified Six Sigma Black Belt, and was trained in lean manufacturing at the Shingijitsu Training Institute in Japan.

Andrew Okun, 51. Mr. Okun serves as our Vice President, Chief Accounting Officer and Treasurer. Mr. Okun has served as Vice President and Chief Accounting Officer since April 2011 and was appointed Treasurer in February 2021. Mr. Okun joined us in 2001 and has served in financial and controllership positions of increasing responsibility, including Director of Finance for the Optoelectronics business from 2001 through 2005, Vice President of Finance from 2005 through 2009 and Vice President and Corporate Controller from 2009 through 2011. Prior to joining us, Mr. Okun most recently worked for Honeywell International as a Site Controller as well as for Coopers & Lybrand. Mr. Okun is a Certified Public Accountant and earned his Master of Business Administration from the University of Virginia. He completed his undergraduate degree at the University of California, Santa Barbara.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity
We only have one class of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “PKI”. As of February 26, 2021, we had approximately 3,410 holders of record of our common stock.
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Aggregate Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 5, 2020 - November 1, 2020	466	$122.58	—	$250,000,000
November 2, 2020 - November 29, 2020	315	132.12	—	250,000,000
November 30, 2020 - January 3, 2021	120	142.60	—	250,000,000
Activity for quarter ended January 3, 2021	901	$128.58	—	$250,000,000
________________
(1)Our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2020, we repurchased 901 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the fiscal year 2020, we repurchased 72,251 shares of common stock for this purpose at an aggregate cost of $6.9 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)On July 23, 2018, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2020, we had no stock repurchases under either the Repurchase Program or the New Repurchase Program. As of January 3, 2021, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from January 3, 2016 to January 3, 2021. Our Peer Group Index consists of Agilent Technologies Inc., Thermo Fisher Scientific Inc., and Waters Corporation. The peer group is the same as the peer group used in the stock performance graph in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Comparison of Five-Year Cumulative Total Return
Among PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
3-Jan-16
1-Jan-17
31-Dec-17
30-Dec-18
29-Dec-19
3-Jan-21
PerkinElmer, Inc.
S&P 500
Peer Group

	3-Jan-16	1-Jan-17	31-Dec-17	30-Dec-18	29-Dec-19	3-Jan-21
PerkinElmer, Inc.	$100.00	$97.88	$137.86	$146.24	$184.21	$273.12
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	$100.00	$101.63	$140.85	$156.45	$222.18	$309.40

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information as of and for each of the fiscal years in the five-year period ended January 3, 2021. We derived the selected historical financial information for the balance sheets for the fiscal years ended January 3, 2021 and December 29, 2019 and the statements of operations for each of the fiscal years in the three-year period ended January 3, 2021 from our audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. We derived the selected historical financial information for the statements of operations for the fiscal years ended December 31, 2017 and January 1, 2017 from our audited consolidated financial statements which are not included in this annual report on Form 10-K. We derived the selected historical financial information for the balance sheets as of December 30, 2018, December 31, 2017 and January 1, 2017 from our audited consolidated financial statements which are not included in this annual report on Form 10-K.
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

	Fiscal Years Ended
	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$3,782,745	$2,883,673	$2,777,996	$2,256,982	$2,115,517
Operating income from continuing operations(1)(2)	978,581	361,973	323,884	295,615	294,582
Interest and other expense (income), net(3)(4)	72,217	124,831	66,201	(1,103)	50,514
Income from continuing operations before income taxes	906,364	237,142	257,683	296,718	244,068
Income from continuing operations, net of income taxes(5)	728,098	227,753	237,475	156,890	215,706
(Loss) gain from discontinued operations and dispositions, net of income taxes(6)	(211)	(195)	452	135,743	18,593
Net income	$727,887	$227,558	$237,927	$292,633	$234,299
Basic earnings per share:
Continuing operations	$6.53	$2.06	$2.15	$1.43	$1.97
Discontinued operations	0.00	0.00	0.00	1.24	0.17
Net income	$6.53	$2.06	$2.15	$2.66	$2.14
Diluted earnings per share:
Continuing operations	$6.50	$2.04	$2.13	$1.42	$1.96
Discontinued operations	0.00	0.00	0.00	1.22	0.17
Net income	$6.49	$2.04	$2.13	$2.64	$2.12
Weighted-average common shares outstanding:
Basic	111,514	110,827	110,561	109,857	109,478
Diluted	112,085	111,501	111,534	110,859	110,313
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

	As of
	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Balance Sheet Data:
Total assets(7)	$7,960,315	$6,538,564	$5,975,522	$6,091,463	$4,276,683
Short-term debt(3)	380,948	9,974	14,856	217,306	1,172
Long-term debt(3)(4)(7)(8)	1,609,701	2,064,041	1,876,624	1,788,803	1,045,254
Stockholders’ equity(7)(9)	3,735,492	2,813,824	2,584,955	2,503,188	2,153,570
Common shares outstanding(9)	112,090	111,140	110,597	110,361	109,617
____________________________
(1)Activity related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $25.4 million in fiscal year 2020, a pre-tax loss of $31.2 million in fiscal year 2019, a pre-tax loss of $21.4 million in fiscal year 2018, a pre-tax gain of $2.1 million in fiscal year 2017 and a pre-tax loss of $15.3 million in fiscal year 2016.
(2)We recorded pre-tax restructuring and other costs, net, of $8.0 million in fiscal year 2020, $29.4 million in fiscal year 2019, $11.1 million in fiscal year 2018, $12.7 million in fiscal year 2017 and $5.1 million in fiscal year 2016.
(3)In fiscal years 2020, 2019, 2018, 2017 and 2016, interest expense was $49.7 million, $63.6 million, $67.0 million, $43.9 million and $41.5 million, respectively.
(4)In October 2019, we redeemed all of the outstanding 5% senior unsecured notes due in November 2021 ("November 2021 Notes"). The redemption of the November 2021 Notes resulted in a pre-tax, non-operating charge of $32.3 million.
(5)In fiscal years 2020 and 2019, provision for income tax on continuing operations was $178.3 million and $9.4 million, respectively. The higher provision for income taxes in fiscal year 2020 compared to that of fiscal year 2019 was primarily due to significant increase in the overall business that resulted in higher net income before taxes in both U.S. federal and high tax rate jurisdictions. In fiscal years 2018, 2017 and 2016, tax expense on continuing operations was $20.2 million, $139.8 million and $28.4 million, respectively. The lower provision for income taxes in fiscal year 2019 compared to fiscal year 2018 was primarily due to the execution of U.S. federal and non-U.S. tax planning. The tax expense in fiscal year 2018 was primarily due to income in high tax rate jurisdictions, partially offset by losses in low tax rate jurisdictions and a tax benefit of $8.1 million related to discrete items. The higher provision for income taxes in fiscal year 2017 was primarily due to the $106.5 million discrete tax expense related to the Tax Cuts & Jobs Act of 2017. The tax expense in fiscal year 2016 was primarily due to income in high tax rate jurisdictions, partially offset by losses in low tax rate jurisdictions and a tax benefit of $9.6 million in fiscal year 2016 related to discrete items.
(6)In May 2017, we completed the sale of our Medical Imaging business. We recorded a pre-tax gain of $179.6 million and income tax expense of $43.1 million in fiscal year 2017. We accounted for this business as discontinued operations beginning in 2016.
(7)At the beginning of fiscal year 2019, we adopted Accounting Standards Codification No. 842, Leases ("ASC 842"), using a modified retrospective approach and as a result, the comparative information has not been restated and is reported under the accounting standards in effect for these years.
(8)In September 2019, we issued and sold ten-year senior notes at a rate of 3.3% with a face value of $850.0 million and received $847.2 million of net proceeds from the issuance. The debt, which matures in September 2029, is unsecured. In April 2018, we issued and sold three-year senior notes at a rate of 0.6% with a face value of €300.0 million and received €298.7 million of net proceeds from the issuance. The debt, which matures in April 2021, is unsecured. In July 2016, we issued and sold ten-year senior notes at a rate of 1.875% with a face value of €500.0 million and received €492.3 million of net proceeds from the issuance. The debt, which matures in July 2026, is unsecured.
(9)In fiscal year 2018, we repurchased in the open market 650,000 shares of our common stock at an aggregate cost of $52.2 million, including commissions, under the stock repurchase program authorized by our Board on July 23, 2018. In fiscal years 2018 and 2017, we did not repurchase any shares of our common stock under a stock repurchase program originally announced in July 2017 that was terminated in July 2018. In fiscal year 2016, we repurchased in the open market 3,200,000 shares of our common stock at an aggregate cost of $148.2 million, including commissions under a stock repurchase program originally announced in October 2014 that was terminated in July 2016.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks. The additional week in fiscal year 2021 has been reflected in our first quarter. Each of the fiscal years ended December 29, 2019 ("fiscal year 2019") and December 30, 2018 ("fiscal year 2018") included 52 weeks. The fiscal year ending January 2, 2022 ("fiscal year 2021") will include 52 weeks.

Overview of Fiscal Year 2020
During fiscal year 2020, we continued to see strong returns from our acquisitions as well as our organic investments across technology, marketing and people. Our overall revenue in fiscal year 2020 increased $899.1 million, or 31%, as compared to fiscal year 2019, reflecting an increase of $929.4 million, or 82%, in our Diagnostics segment revenue partially offset by a decrease of $30.4 million, or 2%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue during fiscal year 2020 was primarily driven by increased demand for our COVID-19 product offerings resulting in an increase of $547.4 million from our immunodiagnostics revenue and an increase of $398.3 million from our applied genomics revenue partially offset by a decrease of $16.2 million from our reproductive health revenue. The decrease in our Discovery & Analytical Solutions segment during fiscal year 2020 was driven by a decrease of $85.4 million from our applied markets revenue partially offset by an increase of $55.0 million from our life sciences market revenue.
In our Diagnostics segment, we experienced tremendous demand for our immunodiagnostics and applied genomics COVID-19 product and service offerings across all regions. In our reproductive health business, an expanded range of product offerings and increased geographic reach partially offset the impact of declining birthrates.
In our Discovery & Analytical Solutions segment, the decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth of our Informatics and OneSource businesses, partially offset by a decrease in revenue from our academia and governmental markets.
Our consolidated gross margins increased 736 basis points in fiscal year 2020, as compared to fiscal year 2019, primarily due to higher sales volume, favorable shift in product mix and continued productivity initiatives to improve our supply chain, partially offset by increased amortization expense. Our consolidated operating margin increased 1,332 basis points in fiscal year 2020, as compared to fiscal year 2019, primarily due to higher sales volume, which was partially offset by increased amortization of intangible assets, investments in new product development and growth initiatives.
Overall, we believe that our strategic priorities and recent portfolio transformations, coupled with our expanded range of product offerings, leading market positions, global scale and financial strength provides us with a foundation for continued growth.

Consolidated Results of Operations
 Fiscal Year 2020 Compared to Fiscal Year 2019
Revenue
Revenue for fiscal year 2020 was $3.8 billion, as compared to $2.9 billion for fiscal year 2019, an increase of $899.1 million, or 31%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2020 as compared to fiscal year 2019 and includes the effect of foreign exchange rate fluctuations, and acquisitions and divestitures. The total increase in revenue reflects an increase in our Diagnostics segment revenue of $929.4 million, or 82%, due to increased demand for our COVID-19 product offerings resulting in an increase of $547.4 million from our immunodiagnostics revenue and an increase of $398.3 million from our applied genomics revenue, partially offset by a decrease of $16.2 million in our reproductive health revenue. Our Discovery & Analytical Solutions segment revenue decreased by $30.4 million, or 2%, due to a decrease of $85.4 million from our applied markets revenue, partially offset by an increase of $55.0 million from our life sciences market revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue primarily related to our Diagnostics segment for each of fiscal years 2020 and 2019 and $0.3 million of revenue primarily related to our Discovery & Analytical Solutions segment in fiscal year 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for fiscal year 2020 was $1.7 billion, as compared to $1.5 billion for fiscal year 2019, an increase of approximately $185.3 million, or 12%. As a percentage of revenue, cost of revenue decreased to 44.2% in fiscal year 2020 from 51.6% in fiscal year 2019, resulting in an increase in gross margin of approximately 736 basis points to 55.8% in fiscal year 2020 from 48.4% in fiscal year 2019. Amortization of intangible assets increased and was $65.3 million for fiscal year 2020, as compared to $61.4 million for fiscal year 2019. Stock-based compensation expense was $1.4 million for fiscal year 2020, as compared to $1.6 million for fiscal year 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $2.8 million for fiscal year 2020, as compared to $21.6 million for fiscal year 2019. Asset impairment added an incremental expense of $7.9 million for fiscal year 2020. In addition to the factors noted above, the overall increase in gross margin is primarily the result of higher sales volume, favorable shift in product mix and continued productivity initiatives to improve our supply chain partially offset by increased amortization expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2020 were $917.9 million, as compared to $815.3 million for fiscal year 2019, an increase of approximately $102.6 million, or 12.6%. As a percentage of revenue, selling, general and administrative expenses decreased to 24.3% in fiscal year 2020 from 28.3% in fiscal year 2019. Amortization of intangible assets increased to $127.3 million for fiscal year 2020, as compared to $103.0 million for fiscal year 2019. Stock-based compensation expense decreased to $26.5 million for fiscal year 2020, as compared to $28.8 million for fiscal year 2019. Acquisition and divestiture-related expenses added an incremental expense of $8.7 million for fiscal year 2020 as compared to $4.0 million for fiscal year 2019. Other purchase accounting adjustments decreased expenses by $8.8 million for fiscal year 2020, as compared to increasing expenses by $3.9 million for fiscal year 2019. Legal costs for significant litigation matters and settlements were $7.1 million for fiscal year 2020, as compared to $2.3 million for fiscal year 2019. Costs for significant environmental matters added an incremental expense of $5.2 million for fiscal year 2020. Acceleration of executive compensation was $7.7 million for fiscal year 2019. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities and innovation and the extra fiscal week, which were partially offset by lower costs resulting from cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for fiscal year 2020 were $205.4 million, as compared to $189.3 million for fiscal year 2019, an increase of $16.1 million, or 8.5%. As a percentage of revenue, research and development expenses decreased to 5.4% in fiscal year 2020, as compared to 6.6% in fiscal year 2019, primarily driven by outsized volume increases. Stock-based compensation expense was $1.2 million in fiscal year 2020, as compared to $1.1 million in fiscal year 2019. In addition to the above items, the increase in research and development expenses was driven by investments in new product development.

Restructuring and Other Costs, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy and the integration of our business units and productivity initiatives. Restructuring and other costs, net were $8.0 million for fiscal year 2020 as compared to $29.4 million for fiscal year 2019.
We implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). We implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives ("Q3 2020 Plan"). We implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate our businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with our growth strategy (the "Previous Plans").
The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q3 2020 Plan	23	$901	$2,080	$—	$—	$2,981	Q2 FY2021	—
Q1 2020 Plan	32	1,134	2,312	682	92	4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	2,404	177	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	2,641	11,156	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	1,129	4,461	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	1,459	6,001	—	—	7,460	Q4 FY2019	—
We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
We also have terminated various contractual commitments in connection with certain disposal activities and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded additional pre-tax charges of $0.2 million during each of fiscal years 2020 and 2019 in the Discovery & Analytical Solutions segment and $0.1 million and $0.2 million during fiscal years 2020 and 2019, respectively, in the Diagnostics segment, as a result of these contract terminations.
We recorded pre-tax charges of $4.3 million and $0.8 million associated with relocating facilities during fiscal years 2020 and 2019.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
Interest income	$(1,010)	$(1,495)
Interest expense	49,712	63,627
Loss on disposition of businesses and assets, net	—	2,469
Debt extinguishment costs	—	32,541
Other expense, net	23,515	27,689
Total interest and other expense, net	$72,217	$124,831
Interest and other expense, net, for fiscal year 2020 was $72.2 million, as compared to $124.8 million for fiscal year 2019, a decrease of $52.6 million. The decrease in interest and other expense, net, in fiscal year 2020 as compared to fiscal year 2019 was largely due to a decrease in debt extinguishment costs of $32.5 million primarily associated with the redemption of the November 2021 Notes in the fourth quarter of fiscal year 2019; a decrease of $13.9 million in interest expense related to the full year benefit of the lower interest rate on the 2029 Notes that replaced the November 2021 Notes; a decrease in other expense, net of $4.2 million primarily due to a decrease in pension-related expenses; and a decrease in loss on disposition of businesses and assets, net of $2.5 million. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
The effective tax rates on continuing operations were 19.7% and 4.0% for fiscal years 2020 and 2019, respectively. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	January 3, 2021	December 29, 2019
	(In thousands)
Tax at statutory rate	$190,339	$49,799
Non-U.S. rate differential, net	(40,216)	(32,124)
U.S. taxation of multinational operations	9,050	4,251
State income taxes, net	13,306	1,941
Prior year tax matters	8,262	(5,103)
Effect of stock compensation	(8,818)	(2,053)
General business tax credits	(4,136)	(4,325)
Change in valuation allowance	10	(1,117)
Foreign consolidations	15,222	—
Tax elections	—	(3,700)
Impact of U.S. Tax Act	—	2,718
Others, net	(4,753)	(898)
Total	$178,266	$9,389
 The variation in our effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Finland, Singapore and the United Kingdom in fiscal year 2020 and Finland, Singapore and The Netherlands in fiscal years 2019 and 2018, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $42.5 million in fiscal year 2020 and $16.7 million in fiscal year 2019. These amounts include $21.8 million in fiscal year 2020 and $10.4 million in fiscal year 2019 of benefits derived from tax holidays in China and Singapore. The effect of these benefits, derived from tax holidays, on basic and diluted earnings per share for fiscal year 2020 was $0.20 and $0.19, respectively, and for fiscal year 2019 was $0.09 and $0.09, respectively. The tax holiday in China is renewed every three years. The Company expects to renew the tax holiday for two of our subsidiaries in China that expired in fiscal year 2020. The tax holiday for one of our subsidiaries in Singapore is scheduled to expire in fiscal year 2023.

Disposition of Businesses and Assets
As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations and accordingly, have presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 3, 2021 and December 29, 2019.
We recorded a provision for income taxes of $0.1 million and $0.2 million on discontinued operations and dispositions in fiscal years 2020 and 2019.

Fiscal Year 2019 Compared to Fiscal Year 2018
For a discussion of our results of operations for fiscal year 2019 as compared to fiscal year 2018, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2019 filed with the Securities and Exchange Commission on February 25, 2020.
Business Combinations
Acquisitions in fiscal year 2020
During the fiscal year 2020, we completed the acquisition of four businesses for aggregate consideration of $438.7 million. The acquired businesses include Horizon Discovery Group plc (“Horizon”), a company based in Cambridge, UK with approximately 400 employees, which was acquired on December 23, 2020 for a total consideration of $399.4 million (£296.0 million), and three other businesses which were acquired for a total consideration of $39.3 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. We reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and in-process research and development ("IPR&D"), acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.
Acquisitions in Fiscal Year 2019
During the fiscal year 2019, we completed the acquisition of five businesses for aggregate consideration of $433.1 million. The acquired businesses include Cisbio Bioassays SAS, a company based in Codolet, France, which was acquired for a total consideration of $219.9 million, Shandong Meizheng Bio-Tech Co., Ltd., a company headquartered in Beijing, China, for a total consideration of $166.5 million, and three other businesses were acquired for a total consideration of $46.6 million. We have a potential obligation to pay the former shareholders of certain of these acquired businesses additional contingent consideration of up to $31.8 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to us, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. We have reported the operations for these acquisitions within the results of our Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.
Acquisitions in Fiscal Year 2018
For a discussion of our acquisitions for fiscal year 2018, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2019 filed with the Securities and Exchange Commission on February 25, 2020.
As of January 3, 2021, the allocations of purchase prices for acquisitions completed in fiscal years 2019 and 2018 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2020 were based upon initial valuations. Our estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete our valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. We expect to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.
During fiscal year 2020, we obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted our purchase price allocations. Based on this information, we recognized an increase in intangible assets of $1.9 million, an increase in deferred tax liabilities of $0.4 million, a decrease in goodwill of $1.8 million, and a decrease in liabilities assumed of $0.4 million.
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
As of January 3, 2021, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $7.3 million. As of January 3, 2021, we have recorded contingent consideration obligations of $3.0 million, of which $2.9 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. As of December 29, 2019, we have recorded contingent consideration obligations of $35.5 million, of which $20.8 million was recorded in accrued expenses and other current liabilities, and $14.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 2.9 years from January 3, 2021, and the remaining weighted average expected earnout period at January 3, 2021 was 1.9 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
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
Contingencies, Including Tax Matters
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $12.9 million and $7.7 million as of January 3, 2021 and December 29, 2019, respectively, in accrued expenses and other current liabilities, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
Various tax years after 2010 remain open to examination by certain jurisdictions in which we have significant business operations, such as China, Finland, Germany, Luxembourg, The Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority; and/or (iii) the statute of limitations expires regarding a tax position.

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at January 3, 2021 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Fiscal Year 2020 Compared to Fiscal Year 2019
Revenue for fiscal year 2020 was $1,715.8 million, as compared to $1,746.2 million for fiscal year 2019, a decrease of $30.4 million, or 2%, which includes an approximate 2% increase in revenue attributable to acquisitions and divestitures. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.3 million of revenue primarily related to our Discovery & Analytical Solutions segment for fiscal year 2020 that otherwise would have been recorded by the acquired businesses during the period. The analysis in the remainder of this paragraph compares revenue by end-market for fiscal year 2020, as compared to fiscal year 2019, and includes the effect of foreign exchange fluctuations and acquisitions and divestitures. The decrease in revenue in our Discovery & Analytical Solutions segment was a result of a decrease of $85.4 million from our applied markets revenue, partially offset by an increase of $55.0 million from our life sciences market revenue. The decrease in our applied markets revenue was driven by reduced demand as a result of the COVID-19 pandemic, resulting in a decrease in revenue from our industrial, environmental and food markets. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth in our Informatics and OneSource businesses, which were partially offset by a decrease in revenue from our academia and governmental markets.
Operating income from continuing operations for fiscal year 2020 was $183.5 million, as compared to $238.3 million for fiscal year 2019, a decrease of $54.9 million, or 23%. Amortization of intangible assets increased to $76.3 million for fiscal year 2020 as compared to $52.9 million for fiscal year 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $1.3 million in fiscal year 2020, as compared to $20.5 million for fiscal year 2019. Acquisition and divestiture-related costs, contingent consideration and other costs decreased expenses by $4.0 million for fiscal year 2020, as compared to incremental expense of $2.1 million for fiscal year 2019. Legal costs for significant litigation matters and settlements were $5.9 million for fiscal year 2020, as compared to $2.2 million for fiscal year 2019. Restructuring and other costs, net decreased to $3.8 million for fiscal year 2020 as compared to $22.0 million for fiscal year 2019. In addition to the factors noted above, the overall decrease in operating income for fiscal year 2020 as compared to fiscal year 2019, was primarily as a result of lower sales volume and increased investments in new product development and growth initiatives, partially offset by pricing initiatives and services productivity.

Fiscal Year 2019 Compared to Fiscal Year 2018
    For a discussion of our results of operations for fiscal year 2019 as compared to fiscal year 2018, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2019 filed with the Securities and Exchange Commission on February 25, 2020.

Diagnostics
Fiscal Year 2020 Compared to Fiscal Year 2019
Revenue for fiscal year 2020 was $2,066.9 million, as compared to $1,137.5 million for fiscal year 2019, an increase of $929.4 million, or 82%. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue for each of fiscal years 2020 and 2019 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment was driven by increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings, partially offset by a decrease in revenue from our reproductive health business.

Operating income from continuing operations for fiscal year 2020 was $874.2 million, as compared to $189.3 million for fiscal year 2019, an increase of $684.9 million, or 362%. Amortization of intangible assets increased and was $116.3 million for fiscal year 2020 as compared to $111.4 million for fiscal year 2019. Restructuring and other costs, net decreased and were $4.3 million for fiscal year 2020 as compared to $7.5 million for fiscal year 2019. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $5.0 million in fiscal year 2020, as compared to an incremental expense of $6.6 million for fiscal year 2019. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $1.5 million in fiscal year 2020, as compared to $1.1 million for fiscal year 2019. Legal costs for significant litigation matters and settlements were $1.2 million for fiscal year 2020, as compared to $0.1 million for fiscal year 2019. Asset impairment was $7.9 million for fiscal year 2020. In addition to the factors noted above, operating income increased during fiscal year 2020, as compared to fiscal year 2019, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Fiscal Year 2019 Compared to Fiscal Year 2018
For a discussion of our results of operations for fiscal year 2019 as compared to fiscal year 2018, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2019 filed with the Securities and Exchange Commission on February 25, 2020.

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
Principal factors that could affect the availability of our internally generated funds include:
•changes in sales due to weakness in markets in which we sell our products and services, and
•changes in our working capital requirements.
Principal factors that could affect our ability to obtain cash from external sources include:
•financial covenants contained in the financial instruments controlling our borrowings that limit our total borrowing capacity,
•increases in interest rates applicable to our outstanding variable rate debt,
•a ratings downgrade that could limit the amount we can borrow under our senior unsecured revolving credit facility and our overall access to the corporate debt market,

•increases in interest rates or credit spreads, as well as limitations on the availability of credit, that affect our ability to borrow under future potential facilities on a secured or unsecured basis,
•a decrease in the market price for our common stock, and
•volatility in the public debt and equity markets.
Cash Flows
Fiscal Year 2020 Compared to Fiscal Year 2019
Operating Activities. Net cash provided by continuing operations was $892.2 million for fiscal year 2020, as compared to $363.5 million for fiscal year 2019, an increase of $528.7 million. The cash provided by operating activities for fiscal year 2020 was principally a result of income from continuing operations of $728.1 million, and non-cash charges, including depreciation and amortization of $246.5 million, stock based compensation expense of $29.1 million, a non-cash expense of $18.0 million related to our postretirement benefit plans, including the mark-to-market adjustment in the fourth quarter of fiscal year 2020, restructuring and other costs, net, of $8.0 million, asset impairment of $7.9 million, amortization of deferred debt issuance costs and accretion of discounts of $3.4 million, loss on disposition of businesses and assets, net, of $0.9 million and a net cash increase of $321.8 million in accrued expenses, other assets and liabilities and other items. The change in accrued expenses, other assets and liabilities and other items increased cash provided by operating activities by $321.8 million for fiscal year 2020, whereas the changes in accrued expenses, other assets and liabilities and other items decreased cash provided by operating activities by $40.6 million for fiscal year 2019. These changes primarily related to the timing of payments for pensions, taxes, restructuring, and salary and benefits, including the amortization of purchase accounting adjustments to record the inventory from certain acquisitions of $2.8 million for fiscal year 2020 as compared to $21.6 million for fiscal year 2019 and contingencies and non-cash tax matters, which increased cash provided by operating activities by $4.5 million for fiscal year 2020 as compared to decreasing cash provided by operating activities by $0.4 million for fiscal year 2019. The cash provided by continuing operations during fiscal year 2020 was partially offset by a net cash decrease in working capital of $433.7 million, deferred tax benefit of $29.1 million and change in fair value of contingent consideration of $8.8 million. Contributing to the net cash decrease in working capital for fiscal year 2020, excluding the effect of foreign exchange rate fluctuations, was an increase in accounts receivable of $373.9 million and an increase in inventory of $122.5 million, which were partially offset by an increase in accounts payable of $62.8 million. The increase in accounts receivable was a result of higher sales volume in our Diagnostics segment partially offset by a reduction in terms and improved linearity due to COVID-19 demand. The increase in inventory was primarily due to the ramp up of COVID-19 product offerings. The increase in accounts payable were primarily the result of term extensions and ramp-up in COVID-19 inventory. For fiscal year 2020, $13.3 million of contingent consideration payments were included in operating activities as compared to $20.9 million for fiscal year 2019. We paid stay bonuses associated with our acquisition of Tulip Diagnostics Private Limited ("Tulip") of $11.8 million for fiscal year 2019. During fiscal year 2020, we made contributions of $7.5 million, in the aggregate, to pension plans outside of the United States, as compared to $8.2 million during fiscal year 2019.
Investing Activities. Net cash used in the investing activities of our continuing operations was $504.5 million for fiscal year 2020, as compared to $487.6 million for fiscal year 2019, an increase of $16.9 million. For fiscal year 2020, we used $411.5 million of net cash for acquisitions, as compared to $400.4 million used in fiscal year 2019. Capital expenditures for fiscal year 2020 were $77.5 million, primarily for manufacturing equipment and other capital equipment purchases, as compared to $76.3 million for fiscal year 2019. During fiscal year 2020, we purchased investments amounting to $20.1 million as compared to $6.4 million in fiscal year 2019. We made purchases of licenses of $5.0 million in fiscal year 2019. These items were partially offset by $4.3 million in proceeds from disposition of businesses and assets in fiscal year 2020 as compared to $0.6 million in proceeds from disposition of businesses and assets in fiscal year 2019. Proceeds from surrender of life insurance policies were $0.3 million in fiscal year 2020.
Financing Activities. Net cash used in the financing activities of our continuing operations was $202.9 million for fiscal year 2020, as compared to net cash provided by the financing activities of our continuing operations of $150.1 million for fiscal year 2019, an increase of $353.0 million in net cash used in financing activities. The cash used in financing activities during fiscal year 2020 was principally a result of debt payments, net payments on other credit facilities, settlement of cash flow hedges, payments for acquisition-related contingent consideration, repurchases of our common stock pursuant to our equity incentive plans and payments of dividends. During fiscal year 2020, our debt payments totaled $897.7 million which were partially offset by debt borrowings of $714.7 million. This compares to debt payments of $1,692.5 million and payments of debt issuance costs of $9.9 million, which were partially offset by our debt borrowings of $1,599.4 million in fiscal year 2019. During fiscal year 2019, payments of our senior debt were $530.3 million, which were more than offset by proceeds from the issuance of the 2029 Notes which were $847.2 million. In addition, during fiscal year 2020, we had net payments on other credit facilities of $4.5 million as compared to $15.0 million in fiscal year 2019. During fiscal year 2020, we paid $4.6 million for settlement of forward foreign exchange contracts as compared to $1.3 million in fiscal year 2019. During fiscal year 2020, we paid $10.4 million for acquisition-related contingent consideration as compared to $29.9 million in fiscal year 2019. During fiscal year 2020, we repurchased 72,251 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $6.9 million. This compares to repurchases of 68,536 shares of our common stock pursuant to our equity incentive plans in fiscal year 2019, for a total cost of $6.3 million. During fiscal year 2020, we paid $31.2 million in dividends as compared to $31.1 million for fiscal year 2019. The cash used in financing activities during fiscal year 2020 was partially offset by proceeds from the issuance of common stock under stock plans of $37.7 million during fiscal year 2020, as compared to $19.7 million in fiscal year 2019.

Fiscal Year 2019 Compared to Fiscal Year 2018
    For a discussion of our results of operations for fiscal year 2019 as compared to fiscal year 2018, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2019 filed with the Securities and Exchange Commission on February 25, 2020.

Borrowing Arrangements
Senior Unsecured Revolving Credit Facility. Our senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 17, 2024. As of January 3, 2021, undrawn letters of credit in the aggregate amount of $11.0 million were treated as issued and outstanding when calculating the borrowing availability under the senior unsecured revolving credit facility. As of January 3, 2021, we had $830.4 million available for additional borrowing under the facility. We plan to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of our debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of January 3, 2021 was 101.5 basis points. The weighted average Eurocurrency interest rate as of January 3, 2021 was 0.02%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.04%, which was the interest applicable to the borrowings outstanding as of January 3, 2021. As of January 3, 2021, the senior unsecured revolving credit facility had outstanding borrowings of $158.6 million, and $2.6 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had $325.4 million of outstanding borrowings, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as our debt is rated as investment grade. In the event that our debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. We were in compliance with all applicable debt covenants as of January 3, 2021.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, we issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of our previous senior unsecured revolving credit facility. As of January 3, 2021, the 2026 Notes had an aggregate carrying value of $604.7 million, net of $3.3 million of unamortized original issue discount and $2.8 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, we issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of January 3, 2021, the 2021 Notes had an aggregate carrying value of $366.2 million, net of $16,200 of unamortized original issue discount and $0.2 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, we may redeem them in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, we will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, we issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of January 3, 2021, the 2029 Notes had an aggregate carrying value of $840.6 million, net of $2.5 million of unamortized original issue discount and $6.9 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under our previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes in whole or in part, at our option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their maturity date), we may redeem the 2029 Notes, at our option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require us to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. Our other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $17.0 million (or €13.9 million) and $23.8 million (or €21.3 million) as of January 3, 2021 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $17.0 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.8 million of the bank loans are secured by mortgages on real property and the remaining $12.2 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio. We were in compliance with all applicable debt covenants as of January 3, 2021.

In addition, we had secured bank loans in the aggregate amount of $6.1 million and $1.9 million as of January 3, 2021 and December 29, 2019, respectively. The secured bank loans of $6.1 million bear fixed annual interest rates between 1.95% and 8.9% and are required to be repaid in monthly installments until 2027.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2020 and 2019, resulting in an annual dividend rate of $0.28 per share. At January 3, 2021, we had accrued $7.9 million for a dividend declared in October 2020 for the fourth quarter of fiscal year 2020 that was paid in February 2021. On January 28, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2021 that will be payable in May 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
The following table summarizes our contractual obligations at January 3, 2021 for continuing and discontinued operations. Purchase commitments are minimal and have been excluded from this table:

	Operating Leases	Senior Unsecured Revolving Credit Facility Maturing 2024(1)	2021 Notes(2)	2026 Notes(3)	2029 Notes(4)	Other Debt Facilities(5)	Employee Benefit Payments(6)	Tax Act Transition Tax Liability	Unrecognized Tax Benefits(7)	Total
	(In thousands)
2021	$48,986	$—	$367,060	$11,452	$28,050	$14,927	$32,424	$6,575	$—	$509,474
2022	40,097	—	—	11,452	28,050	4,199	32,532	12,328	—	128,658
2023	30,044	—	—	11,452	28,050	2,511	33,003	16,438	—	121,498
2024	26,667	158,595	—	11,452	28,050	1,397	33,807	20,547	—	280,515
2025	24,847	—	—	11,452	28,050	240	33,768	—	—	98,357
2026 and thereafter	90,518	—	—	616,948	953,801	293	165,888	—	—	1,827,448
Total	$261,159	$158,595	$367,060	$674,208	$1,094,051	$23,567	$331,422	$55,888	$—	$2,965,950
____________________________
(1)The credit facility borrowings carry variable interest rates. As of January 3, 2021, the senior unsecured revolving credit facility had a carrying value of $156.0 million.
(2)The 2021 Notes include interest obligations of $0.6 million. As of January 3, 2021, the 2021 Notes had a carrying value of $366.2 million.
(3)The 2026 Notes include interest obligations of $63.5 million. As of January 3, 2021, the 2026 Notes had a carrying value of $604.7 million.
(4)The 2029 Notes include interest obligations of $244.1 million. As of January 3, 2021, the 2029 Notes had a carrying value of $840.6 million.
(5)The other debt facilities include interest obligations of $0.4 million. As of January 3, 2021, the other debt facilities had a carrying value of $23.2 million.
(6)Employee benefit payments only include obligations through fiscal year 2030.
(7)We do not expect to cash settle any uncertain tax positions during fiscal year 2021. We have excluded $38.8 million related to uncertain tax positions, as we cannot make a reasonably reliable estimate of the amount and period of related future payments.
As of January 3, 2021, we may have to pay the former shareholders of certain of our acquisitions contingent consideration of up to $7.3 million. The table above does not reflect any of these obligations as the timing and amounts are uncertain. For further information related to our contingent consideration obligations, see Note 22 to our consolidated financial statements included in this annual report on Form 10-K.

Capital Expenditures
During fiscal year 2021, we expect to invest an amount for capital expenditures similar to that in fiscal year 2020, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.
Other Potential Liquidity Considerations
At January 3, 2021, we had cash and cash equivalents of $402.0 million, of which $345.2 million was held by our non-U.S. subsidiaries, and we had $830.4 million of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at January 3, 2021.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We use our non-U.S. cash for needs outside of the U.S. including foreign operations, capital investments, acquisitions and repayment of debt. In addition, we also transfer cash to the U.S. using nontaxable returns of capital, distributions of previously taxed income, as well as dividends, where the related income tax cost is managed efficiently. We have accrued tax expense on the unremitted earnings of foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and also where the foreign earnings are not considered permanently reinvested. In accordance with the Tax Act, we are making scheduled annual cash payments on our accrued transition tax. The tax cost and related tax payments are not expected to be material to the execution of our business, investment and acquisition strategies.
On July 23, 2018, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, the Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2020, we had no stock repurchases under either the Repurchase Program or the New Repurchase Program. As of January 3, 2021, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program. Subsequent to fiscal year 2020, we repurchased 233,000 shares of common stock under the New Repurchase Program at an aggregate cost of $33.6 million.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fiscal year 2020, we repurchased 72,251 shares of common stock for this purpose at an aggregate cost of $6.9 million. During fiscal year 2019, we repurchased 68,536 shares of common stock for this purpose at an aggregate cost of $6.3 million.
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
Subsequent to fiscal year 2020, we reached an agreement with Oxford Immunotec Global PLC (“Oxford Immunotec”) on terms under which we agreed to acquire Oxford Immunotec. It is intended that the acquisition will be implemented by means of a U.K. High Court of Justice-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006 between Oxford Immunotec and its shareholders (the “Scheme”). Under the terms of the acquisition, Oxford Immunotec shareholders will be entitled to receive $22 in cash for each outstanding ordinary share. The terms of the acquisition value Oxford Immunotec’s entire issued and to be issued ordinary share capital at approximately $591.0 million. The Scheme has been approved by the shareholders of Oxford Immunotec. Subject to the satisfaction of other customary closing conditions, we currently anticipate that the transaction will close later this month. The acquisition will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
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

Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $7.6 million in the aggregate during fiscal year 2021. During fiscal years 2020 and 2019, we contributed $7.5 million and $8.2 million, in the aggregate, to pension plans outside of the United States, respectively. During fiscal year 2021, we contributed $20.0 million to our defined benefit pension plan in the United States for the plan year 2019. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

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
 Allowances for doubtful accounts.  Prior to December 30, 2019, we maintained allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Beginning on December 30, 2019, we maintain an allowance for current expected credit loss on trade receivables that, when deducted from the amortized cost basis of the trade receivables, presents the net amount expected to be collected on trade receivables. Under the new model, we segment our receivables and contract assets based on days past due and record an allowance for current expected credit losses using average rates applied against each account's applicable aggregate balance for each aging bucket. We establish the average rates based on consideration of the actual credit loss experience over the prior 3-year period, recent collection trends, current economic conditions and reasonable expectations of future payment delinquency. Therefore, if the economic conditions and financial condition of our customers were to deteriorate beyond our estimates, we may have to increase our allowance for current expected credit loss. This would reduce our earnings. Accounts are written-off only when all methods of recovery have been exhausted.
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
Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, operating lease right of use assets, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimated market values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. We completed the annual goodwill impairment test using a measurement date of January 1, 2020, and concluded that there was no goodwill impairment. At January 1, 2020, the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for our Meizheng Group reporting unit. The range of the long-term terminal growth rates for the reporting units was 3.0% to 5.0% for the fiscal year 2020 impairment analysis. The range for the discount rates for the reporting units was 9.0% to 14.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for our Meizheng Group reporting unit, would still allow us to conclude that there was no impairment of goodwill. The fair value of our Meizheng Group reporting unit approximated its carrying value given that the reporting unit was a relatively new acquisition. At January 4, 2021, our Tulip reporting unit, which had a goodwill balance of $77.8 million at January 3, 2021, had a fair value that was between 10% and 20% more than its carrying value. Tulip is at increased risk of an impairment charge given its ongoing weakness due to the impact of COVID-19. Despite the increased risk associated with this reporting unit, we do not believe there will be a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge.
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
We performed our annual impairment testing as of January 1, 2020, and concluded that there was no impairment of the non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during fiscal year 2020.
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
We recognized losses of $18.0 million and $26.1 million in fiscal years 2020 and 2019, respectively, for our retirement and postretirement benefit plans, which include the charge or benefit for the mark-to-market adjustment for the postretirement benefit plans, which was recorded in the fourth quarter of each fiscal year. The loss or income related to the mark-to-market adjustment on postretirement benefit plans was a pre-tax loss of $25.4 million in fiscal year 2020 and $31.2 million in fiscal year 2019. We expect income of approximately $10.3 million in fiscal year 2021 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2021. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2021. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2021. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year. Beginning in fiscal year 2016, the approach we use to calculate the service and interest components of net periodic benefit cost for certain non-U.S. benefit plans was changed to provide a more precise measurement of service and interest costs. Prior to fiscal year 2016, we calculated these service and interest components utilizing a single weighted-average discount rate derived from a yield curve used to measure the benefit obligation at the beginning of the period. Beginning in fiscal year 2016, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from a yield curve over the projected cash flow period.
As of January 3, 2021, we estimate the expected long-term rate of return on assets in our pension and other postretirement benefit plans in the United States to be 7.25% and to be 2.10% for all plans outside the United States. In addition, as of January 3, 2021, we estimate the discount rate for our pension and other postretirement benefit plans in the United States to be 2.21% and to be 0.92% for all plans outside the United States. During fiscal year 2019, the Society of Actuaries issued an updated projection scale, MP-2019, which incorporated an additional year (2017) of U.S. population data and reduced the life expectancy used to determine the projected benefit obligation. We adopted MP-2019 as of December 30, 2019. The adoption of MP-2019 resulted in a $4.4 million decrease to the projected benefit obligation at December 29, 2019. During fiscal year 2020, the Society of Actuaries issued an updated projection scale, MP-2020, which incorporated an additional year (2018) of U.S. population data and made a few adjustments to the long-term rate of mortality improvement assumed. We adopted MP-2020 as of January 3, 2021. The adoption of MP-2020 resulted in a $2.7 million decrease to the projected benefit obligation at January 3, 2021. The changes to the projected benefit obligations due to the adoption of the new projection scale are included within "Actuarial loss (gain)" in the Change in Benefit Obligations for fiscal years 2020 and 2019 above. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where we invest the assets, as well as our current expectations for long-term rates of returns for our pension and other postretirement benefit assets. Our management will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions, and will make adjustments to the assumptions as appropriate. Discount rate assumptions have been, and continue to be, based on the prevailing market long-term interest rates corresponding with expected benefit payments at the measurement date.
If any of our assumptions were to change as of January 3, 2021, our pension plan expenses would also change.

		Increase (Decrease) at January 3, 2021
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	(15,912)	(8,220)
	-0.25	16,973	8,597
Rate of return on pension plan assets	+1.00	(2,048)	(2,687)
	-1.00	2,048	2,687
Postretirement medical plans discount rate	+0.25	N/A	(90)
	-0.25	N/A	94
Rate of return on postretirement medical plan assets	+1.00	N/A	(220)
	-1.00	N/A	220
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
Restructuring activities. Our consolidated financial statements detail specific charges relating to restructuring activities as well as the actual spending that has occurred against the resulting accruals. Our pre-tax restructuring charges are estimates based on our preliminary assessments of (i) severance benefits to be granted to employees, based on known benefit formulas and contractual agreements, (ii) costs of terminating contracts in connection with certain disposal activities before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us, (iii) costs to relocate facilities and (iv) impairment of assets as discussed above under “Value of long-lived assets, including goodwill and other intangibles.” Because these accruals are estimates, they are subject to change as a result of deviations from initial restructuring plans or subsequent information that may come to our attention. For example, actual severance costs may be less than anticipated if employees voluntarily leave prior to the time at which they would be entitled to severance, or if anticipated legal hurdles in foreign jurisdictions prove to be less onerous than expected. In addition, unanticipated successes or difficulties in terminating contractual obligations may lead to changes in estimates. When such changes in estimates occur, they are reflected in our consolidated financial statements on our consolidated statements of operations line entitled “restructuring and other costs, net.”
Dispositions. When we record the disposition of an asset or discontinuance of an operation, which meets the criteria to be reported as a discontinued operation, we make an estimate relative to the amount we expect to realize on the sale or disposition. This estimate is based on a variety of factors, including current interest in the market, alternative markets for the assets, and other relevant factors. If anticipated proceeds are less than the current carrying amount of the asset or operation, we record a loss. If anticipated proceeds are greater than the current carrying amount of the asset or operation, we recognize a gain net of expected contingencies when the transaction has been consummated. Accordingly, we may realize amounts different than were first estimated. Any such changes decrease or increase current earnings. During the fiscal year ended January 3, 2021, we had no disposition of discontinued operations.
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
We are subject to the Global Intangible Low Tax Income ("GILTI") tax rules that are part of the modified territorial tax system imposed by the Tax Act. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). We adopted the period cost method and thus have not recorded any potential deferred tax effects related to GILTI in our financial statements for the fiscal year ended January 3, 2021.
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
Prior to enactment of the Tax Act, we did not provide deferred income tax expense on the cumulative undistributed earnings of our international subsidiaries. The Tax Act required us to accrue a one-time transition tax on the unremitted earnings of foreign subsidiaries. At December 31, 2017, we recorded an income tax expense of $85.0 million in continuing operations in accordance with the Tax Act. The U.S. Treasury issued regulations in 2019 and accordingly we refined our calculations of the one-time transition tax and recorded a tax expense (benefit) of $2.7 million and $(4.6) million during fiscal years 2019 and 2018, respectively. At the end of fiscal year 2020, we evaluated our undistributed foreign earnings and identified certain earnings that we no longer consider indefinitely reinvested and therefore recognized $1.6 million of income tax expense during the year. Our intent is to continue to reinvest the remaining undistributed earnings of our international subsidiaries indefinitely. No additional deferred income taxes have been provided for any remaining undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested. However, should we change our business plans in the future and decide to repatriate a portion of these earnings to one of our U.S. subsidiaries, we will recognize additional income tax liabilities. As of January 3, 2021, we have approximately $1.5 billion of foreign earnings that we have the intent and ability to keep invested outside the U.S. indefinitely and for which no additional incremental U.S. tax cost has been provided. It is not practicable to calculate the unrecognized deferred tax liability related to such incremental tax costs on those earnings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 3, 2021.

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
Principal hedged currencies include the Brazilian Real, British Pound, Chinese Yuan, Euro, Indian Rupee, Singapore Dollar and Swedish Krona. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $808.0 million at January 3, 2021, $277.6 million at December 29, 2019, and $223.3 million at December 30, 2018, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2020, 2019 and 2018.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €33.4 million and U.S. Dollar notional amounts of $499.0 million as of January 3, 2021, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the fiscal years 2020 and 2019. We paid $4.6 million and $1.3 million during the fiscal years 2020 and 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in accumulated other comprehensive income ("AOCI") until the foreign subsidiaries are liquidated or sold. As of January 3, 2021, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $49.6 million and $(4.9) million during the fiscal years 2020 and 2019, respectively.
During fiscal year 2018, we designated the 2021 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. During the second quarter of fiscal year 2020, we removed the hedging relationship of the first €100.0 million of the 2021 Notes and investments in certain foreign subsidiaries. During the third quarter of fiscal year 2020, we removed the hedging relationship of the remaining €200.0 million of the 2021 Notes and investments in certain foreign subsidiaries. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $1.8 million and $(8.0) million during the fiscal years 2020 and 2019, respectively.

During fiscal year 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both our foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We receive interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. As of January 3, 2021, the fair value of the cross-currency swap was $(18.3) million, which was recorded in AOCI. The unrealized foreign exchange (losses) gains recorded in AOCI related to cross-currency swap were $(18.6) million and $0.3 million during the fiscal years 2020 and 2019, respectively.
During the second and third quarters of fiscal year 2020, we entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of January 3, 2021, the total notional amount of the forward foreign exchange contracts that were designated as cash flow hedges was €300.0 million. The unrealized foreign exchange gains recorded in earnings related to the cash flow hedges were $29.3 million during the fiscal year 2020.
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
Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 3, 2021, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $0.5 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2020, the Value-At-Risk ranged between $0.2 million and $0.5 million, with an average of approximately $0.4 million.
Interest Rate Risk. As of January 3, 2021, we had $158.6 million in outstanding borrowings under our senior unsecured revolving credit facility. As described above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” amounts drawn under our senior unsecured revolving credit facility bear interest at variable rates. Our cash and cash equivalents, for which we receive interest at variable rates, were $402.0 million at January 3, 2021. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

Interest Rate Risk—Sensitivity. Our current earnings exposure for changes in interest rates can be summarized as follows:
(i) Changes in interest rates can cause our cash flows to fluctuate. An increase of 10%, or approximately 10 basis points, in current interest rates would cause our cash outflows to increase by $0.2 million for fiscal year 2021.
(ii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.    Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PerkinElmer, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 3, 2021 and December 29, 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2021, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue Recognition – Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue as it fulfills its performance obligations and transfers control of products or renders services to its customers. The Company entered into a contract (the “Contract”) with the State of California to perform COVID-19 testing. The Contract includes variable consideration for monthly testing capacity as well as for completing testing on individual samples. The Company also received consideration upfront to set-up the testing location and ensure its readiness for the performance of testing as the testing samples were provided. The accounting for the Contract involves management judgment, particularly in the identification of the performance obligations and in the allocation of consideration to each performance obligation. The amount recognized per completed test is based on the Company’s forecast of tests to be performed per month over the period of contract performance.
We identified the revenue recognition related to this contract as a critical audit matter because of the significant estimates and assumptions management made in identifying performance obligations and in allocating consideration to each performance obligation. This required a higher degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of the related revenue recognition.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of performance obligations and allocation of consideration to each performance obligation included the following, among others:
•We tested the effectiveness of controls over the revenue recognition process, including management’s controls over the identification of performance obligations, allocation of consideration to performance obligations and forecasting testing levels.
•We assessed the reasonableness of management’s determination of performance obligations by independently reading the contract to determine each promise in the contract and evaluating the promise to determine if each promise represents a separate performance obligation.
•We assessed the reasonableness of management’s determination of transaction price; including variable consideration, by independently evaluating the determination of fixed consideration and constraints applied to variable consideration based on the forecasted testing levels and recalculating the consideration allocated to each performance obligation.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2021

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands, except per share data)
Revenue
Product revenue	$2,778,725	$2,017,042	$1,935,493
Service revenue	1,004,020	866,631	842,503
Total revenue	3,782,745	2,883,673	2,777,996
Cost of product revenue	1,105,614	956,398	908,228
Cost of service revenue	567,254	531,220	528,829
Selling, general and administrative expenses	917,894	815,318	811,913
Research and development expenses	205,389	189,336	193,998
Restructuring and other costs, net	8,013	29,428	11,144
Operating income from continuing operations	978,581	361,973	323,884
Interest and other expense, net	72,217	124,831	66,201
Income from continuing operations before income taxes	906,364	237,142	257,683
Provision for income taxes	178,266	9,389	20,208
Income from continuing operations	728,098	227,753	237,475
Loss on disposition of discontinued operations before income taxes	(76)	—	(859)
Provision for (benefit from) income taxes on discontinued operations and dispositions	135	195	(1,311)
(Loss) gain from discontinued operations and dispositions	(211)	(195)	452
Net income	$727,887	$227,558	$237,927
Basic earnings per share:
Income from continuing operations	$6.53	$2.06	$2.15
(Loss) gain from discontinued operations and dispositions	(0.00)	0.00	0.00
Net income	$6.53	$2.06	$2.15
Diluted earnings per share:
Income from continuing operations	$6.50	$2.04	$2.13
(Loss) gain from discontinued operations and dispositions	(0.00)	0.00	0.00
Net income	$6.49	$2.04	$2.13

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Net income	$727,887	$227,558	$237,927
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	169,500	(23,978)	(123,388)
Reclassification of taxes on foreign currency translation adjustments to earnings upon adoption of ASU 2018-02	—	—	(6,489)
Unrecognized prior service (cost) credit, net of tax	(1,799)	807	(77)
Unrealized (losses) gains on securities, net of tax	(16)	6	(9)
Other comprehensive income (loss)	167,685	(23,165)	(129,963)
Comprehensive income	$895,572	$204,393	$107,964

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of the Fiscal Years Ended

	January 3, 2021	December 29, 2019
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$402,036	$191,877
Accounts receivable, net	1,155,109	725,184
Inventories	514,567	356,937
Other current assets	167,208	100,381
Total current assets	2,238,920	1,374,379
Property, plant and equipment, net	368,304	318,223
Operating lease right-of-use assets	207,236	167,276
Intangible assets, net	1,365,693	1,283,286
Goodwill	3,447,114	3,111,227
Other assets, net	333,048	284,173
Total assets	$7,960,315	$6,538,564
Current liabilities:
Current portion of long-term debt	$380,948	$9,974
Accounts payable	327,325	235,855
Short-term accrued restructuring and other costs	4,716	11,559
Accrued expenses and other current liabilities	937,027	503,332
Current liabilities of discontinued operations	2,173	2,112
Total current liabilities	1,652,189	762,832
Long-term debt	1,609,701	2,064,041
Long-term liabilities	774,531	751,468
Operating lease liabilities	188,402	146,399
Total liabilities	4,224,823	3,724,740
Commitments and contingencies (see Notes 14 and 17)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,090,000 and 111,140,000 shares at January 3, 2021 and December 29, 2019, respectively	112,090	111,140
Capital in excess of par value	148,101	90,357
Retained earnings	3,507,262	2,811,973
Accumulated other comprehensive loss	(31,961)	(199,646)
Total stockholders’ equity	3,735,492	2,813,824
Total liabilities and stockholders’ equity	$7,960,315	$6,538,564

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 For the Three Fiscal Years Ended January 3, 2021

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2017	$110,361	$58,828	$2,380,517	$(46,518)	$2,503,188
Cumulative effect of adopting ASC 606	—	—	10,209	—	10,209
Impact of adopting ASU 2016-16	—	—	(2,062)	—	(2,062)
Impact of adopting ASU 2018-02	—	—	6,489	(6,489)	—
Net income	—	—	237,927	—	237,927
Other comprehensive loss	—	—	—	(123,474)	(123,474)
Dividends	—	—	(31,013)	—	(31,013)
Exercise of employee stock options and related income tax benefits	709	24,124	—	—	24,833
Issuance of common stock for employee stock purchase plans	21	1,464	—	—	1,485
Purchases of common stock	(717)	(56,676)	—	—	(57,393)
Issuance of common stock for long-term incentive program	223	15,650	—	—	15,873
Stock compensation	—	5,382	—	—	5,382
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASC 842 (see Note 1)	—	—	13,289	—	13,289
Net income	—	—	227,558	—	227,558
Other comprehensive income	—	—	—	(23,165)	(23,165)
Dividends	—	—	(30,941)	—	(30,941)
Exercise of employee stock options and related income tax benefits	415	19,317	—	—	19,732
Issuance of common stock for employee stock purchase plans	33	2,743	—	—	2,776
Purchases of common stock	(67)	(6,246)	—	—	(6,313)
Issuance of common stock for long-term incentive program	162	19,145	—	—	19,307
Stock compensation	—	6,626	—	—	6,626
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-13 (see Note 1)	—	—	(1,328)	—	(1,328)
Net income	—	—	727,887	—	727,887
Other comprehensive income	—	—	—	167,685	167,685
Dividends	—	—	(31,270)	—	(31,270)
Exercise of employee stock options and related income tax benefits	764	36,907	—	—	37,671
Issuance of common stock for employee stock purchase plans	39	4,062	—	—	4,101
Purchases of common stock	(72)	(6,872)	—	—	(6,944)
Issuance of common stock for long-term incentive program	219	19,985	—	—	20,204
Stock compensation	—	3,662	—	—	3,662
Balance, January 3, 2021	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Operating activities:
Net income	$727,887	$227,558	$237,927
Loss (gain) from discontinued operations and dispositions, net of income taxes	211	195	(452)
Income from continuing operations	728,098	227,753	237,475
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and other costs, net	8,013	29,428	11,144
Depreciation and amortization	246,507	214,025	180,588
Stock-based compensation	29,126	31,514	28,767
Pension and other post-retirement expense	18,012	26,107	11,915
Change in fair value of contingent consideration	(8,827)	3,881	14,639
Deferred taxes	(29,121)	(61,353)	(51,103)
Contingencies and non-cash tax matters	4,518	(424)	(671)
Amortization of deferred debt issuance costs and accretion of discounts	3,391	3,846	3,341
Loss (gain) on disposition of businesses and assets, net	886	2,469	(12,844)
Amortization of acquired inventory revaluation	2,793	21,590	19,272
Asset impairment	7,937	—	—
Change in fair value of financial securities	(35)	(3,249)	—
Debt extinguishment costs	—	32,541	—
Gain on sale of investments, net	—	—	(557)
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(373,895)	(100,630)	(94,512)
Inventories	(122,513)	(9,607)	(30,183)
Accounts payable	62,753	7,351	8,900
Accrued expenses and other	314,534	(61,773)	(14,933)
Net cash provided by operating activities of continuing operations	892,177	363,469	311,238
Net cash used in operating activities of discontinued operations	—	—	(200)
Net cash provided by operating activities	892,177	363,469	311,038
Investing activities:
Capital expenditures	(77,506)	(76,331)	(93,253)
Purchases of investments	(20,059)	(6,387)	(7,019)
Purchases of licenses	—	(5,000)	—
Proceeds from disposition of businesses and assets	4,280	550	38,027
Proceeds from surrender of life insurance policies	282	—	72
Activity related to acquisitions, net of cash, cash equivalents and restricted cash acquired	(411,495)	(400,405)	(97,686)
Net cash used in investing activities of continuing operations	(504,498)	(487,573)	(159,859)
Net cash provided by investing activities of discontinued operations	—	—	—
Net cash used in investing activities	(504,498)	(487,573)	(159,859)

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Financing activities:
Payments on borrowings	(897,674)	(1,692,489)	(1,264,000)
Proceeds from borrowings	714,698	1,599,416	857,000
Payments of senior debt	—	(530,276)	—
Proceeds from sale of senior debt	—	847,195	369,340
Payments of debt financing costs	—	(9,879)	(2,634)
Net payments on other credit facilities	(4,494)	(14,975)	(28,383)
Settlement of cash flow hedges	(4,554)	(1,280)	(34,132)
Payments for acquisition-related contingent consideration	(10,363)	(29,942)	(12,800)
Proceeds from issuance of common stock under stock plans	37,671	19,732	24,833
Purchases of common stock	(6,944)	(6,313)	(57,445)
Dividends paid	(31,212)	(31,059)	(31,009)
Net cash (used in) provided by financing activities of continuing operations	(202,872)	150,130	(179,230)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(202,872)	150,130	(179,230)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25,913	(447)	(8,004)
Net increase (decrease) in cash, cash equivalents and restricted cash	210,720	25,579	(36,055)
Cash, cash equivalents and restricted cash at beginning of year	191,894	166,315	202,370
Cash, cash equivalents and restricted cash at end of year	$402,614	$191,894	$166,315

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
Cash and cash equivalents	402,036	191,877	163,111
Restricted cash included in other current assets	578	17	3,204
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$402,614	$191,894	$166,315

Cash paid during the year for:
Interest	$42,142	$82,693	$56,451
Income taxes	$162,454	$77,059	$59,844

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
The Company's fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks. Each of the fiscal years ended December 29, 2019 ("fiscal year 2019") and December 30, 2018 ("fiscal year 2018") included 52 weeks. The fiscal year ending January 2, 2022 ("fiscal year 2021") will include 52 weeks.
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
Revenue Recognition: The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for the promised products or services when a performance obligation is satisfied by transferring control of those products or services to customers. See Note 2 below for additional details.
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
Translation of Foreign Currencies: For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions considered permanent in nature, are reported in AOCI, a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in other expense, net.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
 Marketable Securities and Investments:  Investments in debt securities that are classified as available for sale are recorded at their fair values with unrealized gains and losses included in accumulated other comprehensive (loss) income until realized. Investments in equity securities are recorded at their fair values with unrealized holding gains and losses included in earnings. Investments in equity securities without a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes included in earnings. Upon the Company's adoption of ASU 2019-04, beginning on December 30, 2019, equity investments without readily determinable fair value are carried at cost minus impairment, if any. When an observable price change in orderly transactions for the identical or a similar investment of the same issuer has occurred, the Company elects to carry those equity investments at fair value as of the date that the observable transaction occurred.
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
Leases: Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company's consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized based on the present value of the remaining lease payments over the lease term. When the Company's lease did not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of lease payments. The Company used the implicit rate when readily determinable. The operating lease ROU asset excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reference rate expected to be discontinued because of reference rate reform. The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the FASB's ASC are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance: (1) modifications of contracts within the scope of Topic 310, Receivables, and Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; and (2) modifications of contracts within the scope of Topic 840, Leases, and Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments. For other Topics or Industry Subtopics in the ASC, the amendments also include a general principle that permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic. ASU 2020-04 is effective for any contract modifications or hedging relationships as of March 12, 2020 through December 31, 2022. In accordance with ASU 2020-04, the Company adopted the guidance as of March 12, 2020. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In March 2020, the FASB issued Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03"). This guidance clarifies various ASC Topics related to financial instruments, including the following, among others: (1) Fair Value Option Disclosures: all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the ASC; (2) Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50, Modifications and Extinguishments: the amendments improve the understandability of the guidance; (3) Interaction of Topic 842 and Topic 326: the contractual term of a net investment in a lease determined in accordance with Topic 842, Leases should be the contractual term used to measure expected credit losses under Topic 326, Financial Instruments - Credit Losses; and (4) Interaction of Topic 326 and Subtopic 860-20: the amendments to Subtopic 860- 20 clarify that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with Topic 326. For Fair Value Option Disclosures and Cross-Reference to Line-of-Credit or Revolving-Debt Arrangements Guidance, the provisions are effective upon issuance of this guidance. For Interaction of Topic 842 and Topic 326 and Interaction of Topic 326 and 860-20, the effective dates and transition requirements for the amendments are the same as the effective dates and transition requirements in ASU 2016-13, as described below. In accordance with ASU 2020-03, the Company adopted the guidance as of April 5, 2020. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 ("ASU 2020-01"). This guidance addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; and (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The provisions of this guidance are to be applied prospectively upon their effective date. ASU 2020-01 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. The standard was effective for the Company beginning on January 4, 2021, the first day of fiscal year 2021. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions and adds guidance to reduce complexity in accounting for income taxes. Specifically, this guidance: (1) removes the intraperiod tax allocation exception to the incremental approach; (2) removes the ownership changes in investments exception in determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting and applies this provision on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption; and (3) removes the exception to using the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies accounting principles by making other changes, including requiring an entity to: (1) evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction; (2) make a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and to apply this provision retrospectively to all periods presented; and (3) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and apply this provision either retrospectively for all periods presented or on a modified retrospective basis through a cumulative-effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustment to retained earnings as of the beginning of the period of adoption. The provisions of this guidance (except as specifically mentioned above) are to be applied prospectively upon their effective date. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. The standard was effective for the Company beginning on January 4, 2021, the first day of fiscal year 2021. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 adds requirements for an entity to disclose the weighted-average interest crediting rates used in the entity’s cash balance pension plans and other similar plans; and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Further, ASU 2018-14 removes guidance that currently requires the following disclosures: the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year; the amount and timing of plan assets expected to be returned to the employer; information about (1) benefits covered by related-party insurance and annuity contracts and (2) significant transactions between the plan and related parties; and the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. ASU 2018-14 also clarifies the guidance in Compensation-Retirement Benefits (Topic 715-20-50-3) on defined benefit plans to require disclosure of (1) the projected benefit obligation ("PBO") and fair value of plan assets for pension plans with PBOs in excess of plan assets (the same disclosure with reference to the accumulated postretirement benefit obligation rather than the PBO is required for other postretirement benefit plans) and (2) the accumulated benefit obligation ("ABO") and fair value of plan assets for pension plans with ABOs in excess of plan assets. The provisions of this guidance are to be applied retrospectively to all periods presented upon their effective date. ASU 2018-14 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years with early adoption permitted. The standard was effective for the Company beginning on January 4, 2021, the first day of fiscal year 2021. The adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
i. Discovery & Analytical Solutions
The Discovery & Analytical Solutions segment of the Company principally generates revenue from sales of (a) instruments, consumables and services in the applied markets and (b) instruments, reagents, informatics, detection and imaging technologies, extended warranties, training and services in the life sciences market. Products and services may be sold separately or in bundled packages. The typical length of a contract for service is 12 to 36 months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Services
The Company's service offerings include genetic testing, COVID-19 testing, cord blood processing and storage, and training. The Company recognizes revenue for the genetic testing, cord blood processing and training as the services are performed in service revenue. Revenue for the storage contracts are recognized over the contract period. Storage is typically for a period of 1, 20, or 25 years or lifetime. Lifetime storage is recognized over a certain period that is based on the life expectancy estimate from Social Security data. For genetic testing and cord blood processing, customers pay the fee in full at the point of sale. The fee is non-refundable unless the cord blood is non-viable for storage. For storage, customers are required to pay the storage fees in full upfront. Storage fees are refundable to the customer on a pro-rated basis if the contract is canceled.

In August 2020, the Company entered into a contract with the State of California to perform COVID-19 testing for a term of 14 months with automatic renewal for two successive terms of one year unless the State of California provides notice of termination within 90 days prior to expiration of the current term. The Company has determined that providing monthly testing capacity and individual tests are two separate performance obligations. The pricing in the contract is variable based on the testing capacity and the number of testing results provided in a month. The customer is entitled to a credit on previous tests such that, at the conclusion of the contract, the customer will pay, on average, the price per test result based on the highest volume. The Company allocates the contract consideration to each of these performance obligations based on estimated stand-alone selling price. As the stand-alone selling price is not directly observable, the Company estimates stand-alone selling prices based on the expected cost plus margin approach. The Company recognizes revenue for the monthly testing capacity on a per day basis once the Company has confirmed that it has met the requested capacity level. The Company recognizes revenue for the individual tests as the tests are performed. The amount recognized per test is based on the Company's forecast of tests to be performed per month over the contract period. The contract includes upfront prepayments based on completion of milestones that are non-refundable except due to breach of contract. These prepayments are recorded as contract liabilities and will be recognized as revenue on a per test basis. Monthly testing capacity is billed one month in advance and individual tests are billed monthly for the duration of the contract. Payment terms are net 45 days from invoice date.

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical market, end-markets and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments
	For the fiscal year ended
	January 3, 2021			December 29, 2019
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$695,960	$750,641	$1,446,601	$717,205	$401,591	$1,118,796
Europe	490,789	864,687	1,355,476	495,768	291,610	787,378
Asia	529,054	451,614	980,668	533,188	444,311	977,499
	$1,715,803	$2,066,942	$3,782,745	$1,746,161	$1,137,512	$2,883,673

Primary end-markets
Diagnostics	$—	$2,066,942	$2,066,942	$—	$1,137,512	$1,137,512
Life sciences	1,032,209	—	1,032,209	977,200	—	977,200
Applied markets	683,594	—	683,594	768,961	—	768,961
	$1,715,803	$2,066,942	$3,782,745	$1,746,161	$1,137,512	$2,883,673

Timing of revenue recognition
Products and services transferred at a point in time	$1,195,249	$1,891,482	$3,086,731	$1,276,499	$1,053,974	$2,330,473
Services transferred over time	520,554	175,460	696,014	469,662	83,538	553,200
	$1,715,803	$2,066,942	$3,782,745	$1,746,161	$1,137,512	$2,883,673

Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balances of contract assets as of January 3, 2021 and December 29, 2019 were $59.5 million and $37.0 million, respectively. The amount of unbilled receivables recognized at the beginning of fiscal year 2020 that were transferred to trade receivables during the fiscal year ended January 3, 2021 was $33.2 million. The increase in unbilled receivables during the fiscal year ended January 3, 2021 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $55.7 million. The amount of unbilled receivables recognized at the beginning of fiscal year 2019 that were transferred to trade receivables during the fiscal year ended December 29, 2019 was $17.3 million. The increase in unbilled receivables during the fiscal year ended December 29, 2019 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $22.4 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or "Accrued expenses and other current liabilities" or as long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balances of contract liabilities as of January 3, 2021 and December 29, 2019 were $238.1 million and $29.9 million, respectively. The increase in contract liabilities during the fiscal year ended January 3, 2021 due to cash received, excluding amounts recognized as revenue during the period, was $235.5 million. The amount of revenue recognized during the fiscal year ended January 3, 2021 that was included in the contract liability balance at the beginning of the period was $27.3 million. The increase in contract liabilities during the fiscal year ended December 29, 2019 due to cash received, excluding amounts recognized as revenue during the period, was $20.4 million. The amount of revenue recognized during the fiscal year ended December 29, 2019 that was included in the contract liability balance at the beginning of the period was $21.2 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 3:        Business Combinations
Acquisitions in fiscal year 2020
During the fiscal year 2020, the Company completed the acquisition of four businesses for aggregate consideration of $438.7 million. The acquired businesses include Horizon Discovery Group plc (“Horizon”), a company based in Cambridge, UK with approximately 400 employees, which was acquired on December 23, 2020 for a total consideration of $399.4 million (£296.0 million), and three other businesses which were acquired for a total consideration of $39.3 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and IPR&D, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total purchase price for the acquisitions in fiscal year 2020 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Preliminary
	Horizon	Other
	(In thousands)
Fair value of business combination:
Cash payments	$399,005	$38,243
Other liability	396	1,263
Working capital and other adjustments	—	(176)
Less: cash acquired	(25,539)	(1,300)
Total	$373,862	$38,030
Identifiable assets acquired and liabilities assumed:
Current assets	$29,762	$5,770
Property, plant and equipment	17,729	2,673
Other assets	17,743	371
Identifiable intangible assets:
Core technology	60,000	5,730
Trade names	4,900	680
Customer relationships	96,600	10,923
IPR&D	10,800	—
Goodwill	200,745	16,224
Deferred taxes	(22,480)	(1,132)
Deferred revenue	(2,031)	—
Debt assumed	—	(29)
Liabilities assumed	(39,906)	(3,180)
Total	$373,862	$38,030
Acquisitions in fiscal year 2019
During the fiscal year 2019, the Company completed the acquisition of five businesses for aggregate consideration of $433.1 million. The acquired businesses include Cisbio Bioassays SAS (“Cisbio”), a company based in Codolet, France, which was acquired for a total consideration of $219.9 million, Shandong Meizheng Bio-Tech Co., Ltd. ("Meizheng Group"), a company headquartered in Beijing, China, for a total consideration of $166.5 million, and three other businesses which were acquired for a total consideration of $46.6 million. The Company has a potential obligation to pay the former shareholders of certain of these acquired businesses additional contingent consideration of up to $31.8 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Cisbio	Meizheng Group	Other
	(In thousands)
Fair value of business combination:
Cash payments	$219,795	$145,000	$45,042
Other liability	—	6,446	638
Contingent consideration	—	12,100	634
Working capital and other adjustments	138	2,961	302
Less: cash acquired	(12,542)	(2,108)	(1,334)
Total	$207,391	$164,399	$45,282
Identifiable assets acquired and liabilities assumed:
Current assets	$43,554	$15,077	$4,125
Property, plant and equipment	4,835	6,278	727
Other assets	100	24	502
Identifiable intangible assets:
Core technology	89,000	36,600	27,667
Trade names	5,000	4,900	1,310
Customer relationships	39,000	55,800	6,700
Goodwill	73,417	78,612	17,079
Deferred taxes	(34,962)	(21,548)	(6,603)
Debt assumed	—	(706)	(2,698)
Liabilities assumed	(12,553)	(10,638)	(3,527)
Total	$207,391	$164,399	$45,282
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
The Company does not consider the acquisitions completed during fiscal years 2020, 2019 and 2018 to be material to its consolidated results of operations; therefore, the Company is not presenting pro forma financial information of operations for these acquisitions. The aggregate revenue and the results of operations for the acquisitions completed during fiscal year 2020 for the period from their acquisition dates to January 3, 2021 were not material. The aggregate revenue and the results of operations for the acquisitions completed during fiscal year 2019 for the period from their acquisition dates to December 29, 2019 were not material. The aggregate revenue for the acquisitions completed during fiscal year 2018 for the period from their acquisition dates to December 30, 2018 were not material. The Company has also determined that the presentation of the results of operations for each of those acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.
As of January 3, 2021, the allocations of purchase prices for acquisitions completed in fiscal years 2019 and 2018 were final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2020 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.
During fiscal year 2020, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocations. Based on this information, the Company recognized an increase in intangible assets of $1.9 million, an increase in deferred tax liabilities of $0.4 million, a decrease in goodwill of $1.8 million, and a decrease in liabilities assumed of $0.4 million.

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
As of January 3, 2021, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $7.3 million. As of January 3, 2021, the Company has recorded contingent consideration obligations of $3.0 million, of which $2.9 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. As of December 29, 2019, the Company has recorded contingent consideration obligations of $35.5 million, of which $20.8 million was recorded in accrued expenses and other current liabilities, and $14.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 2.9 years from January 3, 2021, and the remaining weighted average expected earnout period at January 3, 2021 was 1.9 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
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
Total acquisition and divestiture-related costs for fiscal years 2020 and 2019 were $9.3 million and $6.6 million, respectively. These amounts included $4.7 million of incentive award associated with the Company's acquisition of Meizheng Group for fiscal year 2020, and $0.5 million of compensation expense related to Tulip Diagnostics Private Limited ("Tulip") and $2.6 million of net foreign exchange loss related mainly to the Company's acquisition of Cisbio for fiscal year 2019. Acquisition-related interest expenses was $0.5 million in fiscal year 2020. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

Note 4:        Disposition of Businesses and Assets
     As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represented a strategic shift that will have a major effect on the Company's operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations. Any business deemed to be a discontinued operation prior to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of An Entity, continues to be reported as a discontinued operation, and the results of operations and related cash flows are presented as discontinued operations for all periods presented. Any remaining assets and liabilities of these businesses have been presented separately, and are reflected within assets and liabilities from discontinued operations in the accompanying consolidated balance sheets as of January 3, 2021 and December 29, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recorded the following pre-tax losses, which have been reported as a net loss on disposition of discontinued operations during the three fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Loss on disposition of the Medical Imaging business	$—	$—	$(793)
Loss on disposition of Fluid Sciences business	(76)	—	(66)
Loss on disposition of discontinued operations before income taxes	$(76)	$—	$(859)
During fiscal year 2018, the Company completed the sale of substantially all of the assets and liabilities related to its multispectral imaging business for aggregate consideration of $37.3 million, recognizing a pre-tax gain of $13.0 million. The pre-tax gain is included in interest and other expense, net in the consolidated statement of operations. The multispectral imaging business was a component of the Company's Discovery & Analytical Solutions segment. The divestiture of the multispectral imaging business has not been classified as a discontinued operation in this Form 10-K because the disposition does not represent a strategic shift that will have a major effect on the Company's operations and financial statements.
The Company recorded a provision for (benefit from) income taxes of $0.1 million, $0.2 million and $(1.3) million on discontinued operations and dispositions in fiscal years 2020, 2019 and 2018, respectively.

Note 5:        Restructuring and Other Costs, Net
The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The activities associated with these plans have been reported as restructuring and other costs, net, as applicable, and are included as a component of income from continuing operations. The current portion of restructuring and other costs is recorded in short-term accrued restructuring and other costs, accrued expense and other current liabilities, and operating lease right-of-use-assets. The long-term portion of restructuring and other costs is recorded in operating lease liabilities and long-term liabilities.
The Company implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). The Company implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives ("Q3 2020 Plan"). The Company implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan", respectively). The Company implemented a restructuring plan in each of the first, third and fourth quarters of fiscal year 2018 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2018 Plan", "Q3 2018 Plan" and "Q4 2018 Plan", respectively). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate the Company's businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company's growth strategy (the "Previous Plans").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2020, 2019 and 2018 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)
Q3 2020 Plan	23	$901	$2,080	$—	$—	$2,981	Q2 FY2021	—
Q1 2020 Plan	32	1,134	2,312	682	92	4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	2,404	177	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	2,641	11,156	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	1,129	4,461	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	1,459	6,001	—	—	7,460	Q4 FY2019	—
Q4 2018 Plan	1	—	348	—	—	348	Q1 FY2019	—
Q3 2018 Plan	61	618	1,146	—	—	1,764	Q4 FY2019	—
Q1 2018 Plan	47	902	5,096	—	—	5,998	Q4 FY2019	—
The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded additional pre-tax charges of $0.2 million, $0.2 million, $5.0 million in the Discovery & Analytical Solutions segment during fiscal years 2020, 2019 and 2018, respectively, and $0.1 million and $0.2 million during fiscal years 2020 and 2019, respectively, in the Diagnostics segment as a result of these contract terminations.
The Company recorded pre-tax charges of $4.3 million and $0.8 million associated with relocating facilities during fiscal years 2020 and 2019. The Company expects to make payments on these relocation activities through fiscal year 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At January 3, 2021, the Company had $8.3 million recorded for accrued restructuring and other costs, of which $4.7 million was recorded in short-term accrued restructuring and other costs, $0.3 million was recorded in operating lease right-of-use assets, $2.0 million was recorded in accrued expenses and other current liabilities, and $1.3 million was recorded in operating lease liabilities. At December 29, 2019, the Company had $13.9 million recorded for accrued restructuring and other costs, of which $11.6 million was recorded in short-term accrued restructuring and other costs, $0.4 million was recorded in accrued expenses and other current liabilities, $0.8 million was recorded in long-term liabilities, and $1.1 million was recorded in operating lease liabilities. The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during fiscal years 2020, 2019 and 2018 in continuing operations:

	Balance at December 31, 2017	2018 Charges and Changes in Estimates, Net	2018 Amounts Paid	Balance at December 30, 2018	2019 Charges and Changes in Estimates, Net	2019 Amounts Paid	Balance at December 29, 2019	2020 Charges and Changes in Estimates, Net	2020 Amounts Paid	Balance at January 3, 2021

Severance:
Q3 2020 Plan	$—	$—	$—	$—	$—	$—	$—	$2,981	$(1,814)	$1,167
Q1 2020 Plan	—	—	—	—	—	—	—	3,446	(2,574)	872
Q4 2019 Plan(1)	—	—	—	—	2,581	(1,692)	889	(386)	(454)	49
Q3 2019 Plan(2)	—	—	—	—	13,797	(7,486)	6,311	(2,025)	(2,779)	1,507
Q2 2019 Plan(3)	—	—	—	—	5,590	(3,701)	1,889	(376)	(1,241)	272
Q1 2019 Plan(4)	—	—	—	—	7,483	(5,354)	2,129	(867)	(669)	593
Q4 2018 Plan	—	348	—	348	3	(351)	—	—	—	—
Q3 2018 Plan	—	2,054	(639)	1,415	(77)	(1,314)	24	—	—	24
Q1 2018 Plan(5)	—	5,998	(4,389)	1,609	(1,069)	(282)	258	(255)	—	3

Facility:
Q1 2020 Plan	—	—	—	—	—	—	—	774	(380)	394

Previous Plans(6)	10,921	(1,998)	(6,252)	2,671	(159)	(1,147)	1,365	219	(482)	1,102
Restructuring	10,921	6,402	(11,280)	6,043	28,149	(21,327)	12,865	3,511	(10,393)	5,983
Contract Termination	3,048	4,742	(7,653)	137	452	(401)	188	212	(82)	318
Other Costs	—	—	—	—	827	—	827	4,290	(3,119)	1,998
Total Restructuring and Other Liabilities	$13,969	$11,144	$(18,933)	$6,180	$29,428	$(21,728)	$13,880	$8,013	$(13,594)	$8,299
____________________________
(1)During fiscal year 2020, the Company recognized pre-tax restructuring reversals of $0.3 million in the Discovery & Analytical Solutions segment and $0.1 million in the Diagnostics segment related to lower than expected costs associated with workforce reductions for the Q4 2019 Plan.
(2)    During fiscal year 2020, the Company recognized pre-tax restructuring reversals of $1.9 million in the Discovery & Analytical Solutions segment and $0.1 million in the Diagnostics segment related to lower than expected costs associated with workforce reductions for the Q3 2019 Plan.
(3)During fiscal year 2020, the Company recognized pre-tax restructuring reversals of $0.4 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Q2 2019 Plan.
(4)During fiscal year 2020, the Company recognized pre-tax restructuring reversals of $0.9 million in the Discovery & Analytical Solutions segment related to lower than expected costs associated with workforce reductions for the Q1 2019 Plan.
(5)During fiscal year 2020, the Company recognized pre-tax restructuring reversals of $0.2 million in the Discovery & Analytical Solutions segment and $0.1 million in the Diagnostics segment related to lower than expected costs associated with workforce reductions for the Q1 2018 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6)During fiscal year 2020, the Company recognized pre-tax restructuring reversals of $0.1 million in each of the Discovery & Analytical Solutions and Diagnostics segments related to lower than expected costs associated with workforce reductions for the Previous Plans.

Note 6:        Interest and Other Expense, Net

Interest and other expense, net, consisted of the following for the fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Interest income	$(1,010)	$(1,495)	$(1,141)
Interest expense	49,712	63,627	66,976
Loss (gain) on disposition of businesses and assets, net (see Note 4)	—	2,469	(12,844)
Debt extinguishment costs (see Note 14)	—	32,541	—
Other expense, net	23,515	27,689	13,210
Total interest and other expense, net	$72,217	$124,831	$66,201
Foreign currency transaction (gains) losses were $(2.7) million, $6.5 million and $(9.4) million in fiscal years 2020, 2019 and 2018, respectively. Net losses (gains) from forward currency hedge contracts were $7.7 million, $(3.5) million and $11.7 million in fiscal years 2020, 2019 and 2018, respectively. The other components of net periodic pension cost were $18.8 million, $25.3 million and $11.5 million in fiscal years 2020, 2019 and 2018, respectively. These amounts were included in other expense, net.

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
The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Unrecognized tax benefits, beginning of year	$35,547	$33,009	$30,308
Gross increases—tax positions in prior periods	4,974	4,433	6,931
Gross decreases—tax positions in prior periods	(2,471)	(2,183)	(1,622)
Gross increases—current-period tax positions	309	152	—
Settlements	—	(45)	(2,253)
Lapse of statute of limitations	—	—	(181)
Foreign currency translation adjustments	414	181	(174)
Unrecognized tax benefits, end of year	$38,773	$35,547	$33,009
The Company classifies interest and penalties as a component of income tax expense. At January 3, 2021 and December 29, 2019, the Company had accrued interest and penalties of $5.8 million and $4.1 million, respectively. During fiscal years 2020, 2019 and 2018, the Company recognized a net expense of $4.7 million, $1.6 million and $0.4 million, respectively, for interest and penalties in its total tax provision which includes settlements and statutes of limitations that had lapsed. At January 3, 2021, the Company had gross tax effected unrecognized tax benefits of $38.8 million, of which $37.1 million, if recognized, would affect the continuing operations effective tax rate. The remaining amount, if recognized, would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $0.2 million of its uncertain tax positions at January 3, 2021, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Luxembourg, The Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During fiscal year 2020, the Company recorded net discrete income tax expense of $10.8 million, which primarily consisted of a $15.2 million assessment related to foreign entities for which the Company had previously believed, in error, that the relevant tax authority had granted fiscal unity to consolidate in fiscal years 2019 and 2018. The Company determined that this is not material to any of the previous periods or the current fiscal year. The Company filed an appeal for relief on this matter with the foreign tax authority but cannot be assured of a favorable outcome and has therefore recorded the full impact in the current year’s tax provision as a result of not being granted fiscal unity in fiscal years 2019 and 2018. The Company also provided for interest on uncertain tax positions of $4.5 million, foreign tax rate changes of $2.5 million, return to provision adjustments of $1.2 million and other tax matters of $1.6 million, offset by recognition of excess tax benefits on stock compensation of $11.7 million and a valuation allowance reversal of $2.5 million. During fiscal years 2019 and 2018, the Company recorded net discrete income tax benefits of $23.4 million and $8.1 million, respectively. The $23.4 million tax benefits in fiscal year 2019 was primarily due to a valuation allowance reversal of $12.3 million, recognition of excess tax benefits on stock compensation of $4.9 million, return to provision adjustments of $6.7 million and benefits from tax elections made during fiscal year 2019 of $3.7 million, partially offset by a tax expense of $2.7 million related to the one-time transition tax under the Tax Cut and Jobs Act ("Tax Act") and additional discrete expense of $1.4 million expense related to other tax matters. The $8.1 million of tax benefits in fiscal year 2018 was primarily due to a discrete benefit of $7.2 million related to the recognition of excess tax benefits on stock compensation, along with an additional discrete benefit of $2.0 million as a result of the Tax Act, partially offset by discrete benefits of $1.1 million related to other tax matters.
The components of income from continuing operations before income taxes were as follows for the fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
U.S.	$183,452	$29,252	$32,627
Non-U.S.	722,912	207,890	225,056
Total	$906,364	$237,142	$257,683

On a U.S. income tax basis, the Company has reported significant taxable income over the three-year period ended January 3, 2021. The Company has utilized tax attributes to minimize cash taxes paid on that taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the provision for income taxes on continuing operations were as follows:

	Current Expense	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended January 3, 2021
Federal	$21,262	$15,951	$37,213
State	13,688	(967)	12,721
Non-U.S.	172,437	(44,105)	128,332
Total	$207,387	$(29,121)	$178,266
Fiscal year ended December 29, 2019
Federal	$3,735	$(267)	$3,468
State	4,425	(1,574)	2,851
Non-U.S.	62,582	(59,512)	3,070
Total	$70,742	$(61,353)	$9,389
Fiscal year ended December 30, 2018
Federal	$7,938	$(5,250)	$2,688
State	2,345	2,572	4,917
Non-U.S.	61,028	(48,425)	12,603
Total	$71,311	$(51,103)	$20,208

The total provision for (benefit from) income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Continuing operations	$178,266	$9,389	$20,208
Discontinued operations	135	195	(1,311)
Total	$178,401	$9,584	$18,897

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Tax at statutory rate	$190,339	$49,799	$54,114
Non-U.S. rate differential, net	(40,216)	(32,124)	(27,281)
U.S. taxation of multinational operations	9,050	4,251	7,047
State income taxes, net	13,306	1,941	2,028
Prior year tax matters	8,262	(5,103)	1,124
Effect of stock compensation	(8,818)	(2,053)	(6,331)
General business tax credits	(4,136)	(4,325)	(3,738)
Change in valuation allowance	10	(1,117)	(759)
Foreign consolidations	15,222	—	—
Tax elections	—	(3,700)	—
Impact of U.S. Tax Act	—	2,718	(2,025)
Others, net	(4,753)	(898)	(3,971)
Total	$178,266	$9,389	$20,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 The variation in the Company's effective tax rate for each year is primarily a result of the recognition of earnings in foreign jurisdictions, predominantly Finland, Singapore and the United Kingdom in fiscal year 2020 and Finland, Singapore and The Netherlands in fiscal years 2019 and 2018, which are taxed at rates lower than the U.S. federal statutory rate, resulting in a benefit from income taxes of $42.5 million in fiscal year 2020, $16.7 million in fiscal year 2019 and $18.7 million in fiscal year 2018. These amounts include $21.8 million in fiscal year 2020, $10.4 million in fiscal year 2019 and $10.3 million in fiscal year 2018 of benefits derived from tax holidays in China and Singapore. The effect of these benefits, derived from tax holidays, on basic and diluted earnings per share for fiscal year 2020 was $0.20 and $0.19, respectively, for fiscal year 2019 was $0.09 and $0.09, respectively, and for fiscal year 2018 was $0.09 and $0.09, respectively. The tax holiday in China is renewed every three years. The Company expects to renew the tax holiday for two of the Company's subsidiaries in China that expired in fiscal year 2020. The tax holiday for one of the Company's subsidiaries in Singapore is scheduled to expire in fiscal year 2023.
The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities as of January 3, 2021 and December 29, 2019 were as follows:

	January 3, 2021	December 29, 2019
	(In thousands)
Deferred tax assets:
Inventory	$4,788	$4,662
Reserves and accruals	51,107	46,817
Accrued compensation	20,881	18,953
Net operating loss and credit carryforwards	131,884	116,751
Accrued pension	34,192	35,890
Restructuring reserve	1,579	2,983
Deferred revenue	29,838	30,412
Operating lease liabilities	42,220	46,477
Unrealized foreign exchange loss	21,614	—
Total deferred tax assets	338,103	302,945
Deferred tax liabilities:
Postretirement health benefits	(8,168)	(4,106)
Depreciation and amortization	(355,876)	(330,768)
Operating lease right-of-use assets	(38,598)	(42,774)
All other, net	(4,160)	(1,780)
Total deferred tax liabilities	(406,802)	(379,428)
Valuation allowance	(99,740)	(88,449)
Net deferred tax liabilities	$(168,439)	$(164,932)

The components of net deferred tax liabilities as of January 3, 2021 and December 29, 2019 were recognized in the consolidated balance sheets as follows:

	January 3, 2021	December 29, 2019
	(In thousands)
Other assets, net	$65,518	$60,004
Long-term liabilities	(233,957)	(224,936)
Total	$(168,439)	$(164,932)

At January 3, 2021, for income tax return purposes, the Company had U.S. federal net operating loss carryforwards of $36.6 million, state net operating loss carryforwards of $11.5 million, foreign net operating loss carryforwards of $495.3 million, state tax credit carryforwards of $15.3 million, general business tax credit carryforwards of $0.3 million, and foreign tax credit carryforwards of $0.1 million. These are subject to expiration in years ranging from 2021 to 2038, and without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The increase in the valuation allowance of $11.3 million in fiscal year 2020 is primarily due to a net build of tax attributes related to the generation and utilization of net operating loss carryforwards by some of the Company's non-U.S. subsidiaries, as well as realization of certain U.S. state tax credit carryforwards.

The components of net deferred tax (liabilities) assets as of January 3, 2021 and December 29, 2019 were as follows:

	January 3, 2021	December 29, 2019
	(In thousands)
U.S.	$50,302	$43,683
Non-U.S.	(218,741)	(208,615)
Total	$(168,439)	$(164,932)
Prior to enactment of the Tax Act, the Company did not provide deferred income tax expense on the cumulative undistributed earnings of its international subsidiaries. The Tax Act required the Company to accrue a one-time transition tax on the unremitted earnings of its foreign subsidiaries. At December 31, 2017, the Company recorded an income tax expense of $85.0 million in continuing operations in accordance with the Tax Act. The U.S. Treasury issued regulations in 2019 and accordingly the Company refined its calculations of the one-time transition tax and recorded a tax expense (benefit) of $2.7 million and $(4.6) million during fiscal years 2019 and 2018, respectively. At the end of fiscal year 2020, the Company evaluated its undistributed foreign earnings and identified certain earnings that it no longer considered indefinitely reinvested and therefore recognized $1.6 million of income tax expense during the year. The Company's intent is to continue to reinvest the remaining undistributed earnings of its international subsidiaries indefinitely. No additional deferred income taxes have been provided for any remaining undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested. However, should the Company change its business plans in the future and decide to repatriate a portion of these earnings to one of its U.S. subsidiaries, the Company will recognize additional income tax liabilities. As of January 3, 2021, the Company has approximately $1.5 billion of foreign earnings that it has the intent and ability to keep invested outside the U.S. indefinitely and for which no additional incremental U.S. tax cost has been provided. It is not practicable to calculate the unrecognized deferred tax liability related to such incremental tax costs on those earnings.

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

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Number of common shares—basic	111,514	110,827	110,561
Effect of dilutive securities:
Stock options	466	541	761
Restricted stock awards	105	133	212
Number of common shares—diluted	112,085	111,501	111,534
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	220	364	349

Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9:     Accounts Receivable, Net
Accounts receivable, net as of January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
Accounts receivable, net, current	$1,155,109	$725,184
Long-term accounts receivable, net, included in Other assets	22,510	19,677
Total accounts receivable, net	$1,177,619	$744,861
Accounts receivable were net of reserves for doubtful accounts of $47.6 million and $35.2 million as of January 3, 2021 and December 29, 2019, respectively.

Note 10:    Inventories

Inventories as of January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
Raw materials	$205,022	$130,673
Work in progress	35,160	26,409
Finished goods	274,385	199,855
Total inventories	$514,567	$356,937

Note 11:    Property, Plant and Equipment, Net

Property, plant and equipment as of January 3, 2021 and December 29, 2019, consisted of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
At cost:
Land	$3,937	$5,272
Building and leasehold improvements	291,526	250,639
Machinery and equipment	522,734	445,669
Total property, plant and equipment	818,197	701,580
Accumulated depreciation	(449,893)	(383,357)
Total property, plant and equipment, net	$368,304	$318,223
Depreciation expense on property, plant and equipment for the fiscal years ended January 3, 2021, December 29, 2019 and December 30, 2018 was $54.0 million, $49.7 million and $44.7 million, respectively.

Note 12:    Marketable Securities and Investments

Investments as of January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
Marketable securities	$2,154	$2,906
Equity investments	48,626	29,228
	$50,780	$32,134
Marketable securities. Marketable securities include equity and fixed-income securities held to meet obligations associated with the Company’s supplemental executive retirement plan and other deferred compensation plans. The Company has, accordingly, classified these securities as long-term.
The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income (loss) in the statements of stockholders’ equity, were not material in fiscal years 2020 and 2019. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.
Marketable securities classified as available for sale as of January 3, 2021 and December 29, 2019 consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
		(In thousands)
January 3, 2021
Equity securities	$203	$584	$—	$(381)
Fixed-income securities	7	7	—	—
Other	1,944	2,007	—	(63)
	$2,154	$2,598	$—	$(444)
December 29, 2019
Equity securities	$752	$1,109	$—	$(357)
Fixed-income securities	7	7	—	—
Other	2,147	2,210	—	(63)
	$2,906	$3,326	$—	$(420)
Equity investments. The Company has equity interests in privately-held entities over which the Company neither has significant influence nor control.
Equity investments without readily determinable fair values as of January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
Equity investments, carried at cost minus impairment, if any	$27,438	$29,228
Equity investments, carried at fair value	21,188	—
	$48,626	$29,228
The amount of upward adjustments during fiscal years 2020 and 2019 were $35,000 and $8.2 million, respectively. The cumulative amount of upward adjustments as of each of January 3, 2021 and December 29, 2019 was $8.2 million. The amount of impairments and downward adjustments during fiscal year 2019 was $4.9 million. The cumulative amount of impairments and downward adjustments as of each of January 3, 2021 and December 29, 2019 was $4.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 1, 2020, its annual impairment testing date for fiscal year 2020. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20% for each reporting unit, except for the Meizheng Group reporting unit. The fair value of the Meizheng Group reporting unit approximated its carrying value given that the reporting unit was a relatively new acquisition.
At January 4, 2021, the Tulip reporting unit, which had a goodwill balance of $77.8 million at January 3, 2021, had a fair value that was between 10% and 20% more than its carrying value. Tulip is at increased risk of an impairment charge given its ongoing weakness due to the impact of COVID-19. Despite the increased risk associated with this reporting unit, the Company does not believe there will be a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge. While the Company believes that its estimates of current value are reasonable, if actual results differ from the estimates and judgments used, including such items as future cash flows and the volatility inherent in markets which the Company serves, impairment charges against the carrying value of those assets could be required in the future.
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
The changes in the carrying amount of goodwill for fiscal years 2020 and 2019 are as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 30, 2018	$1,334,992	$1,617,616	$2,952,608
Foreign currency translation	(8,559)	(9,725)	(18,284)
Acquisitions, earnouts and other	172,387	4,516	176,903
Balance at December 29, 2019	1,498,820	1,612,407	3,111,227
Foreign currency translation	58,086	62,596	120,682
Acquisitions, earnouts and other	198,981	16,224	215,205
Balance at January 3, 2021	$1,755,887	$1,691,227	$3,447,114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 3, 2021 by category and segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Patents	$28,146	$2,709	$30,855
Less: Accumulated amortization	(27,933)	(507)	(28,440)
Net patents	213	2,202	2,415
Trade names and trademarks	51,143	47,518	98,661
Less: Accumulated amortization	(31,859)	(16,947)	(48,806)
Net trade names and trademarks	19,284	30,571	49,855
Licenses	50,468	8,232	58,700
Less: Accumulated amortization	(49,317)	(3,135)	(52,452)
Net licenses	1,151	5,097	6,248
Core technology	456,607	333,192	789,799
Less: Accumulated amortization	(232,648)	(166,344)	(398,992)
Net core technology	223,959	166,848	390,807
Customer relationships	475,748	881,912	1,357,660
Less: Accumulated amortization	(239,428)	(283,392)	(522,820)
Net customer relationships	236,320	598,520	834,840
IPR&D	10,944	—	10,944
Net amortizable intangible assets	491,871	803,238	1,295,109
Non-amortizing intangible asset:
Trade name	70,584	—	70,584
Total	$562,455	$803,238	$1,365,693

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at December 29, 2019 by category and segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Patents	$28,122	$2,709	$30,831
Less: Accumulated amortization	(27,142)	(281)	(27,423)
Net patents	980	2,428	3,408
Trade names and trademarks	39,859	48,138	87,997
Less: Accumulated amortization	(23,632)	(16,663)	(40,295)
Net trade names and trademarks	16,227	31,475	47,702
Licenses	50,393	8,103	58,496
Less: Accumulated amortization	(47,607)	(2,126)	(49,733)
Net licenses	2,786	5,977	8,763
Core technology	390,116	298,973	689,089
Less: Accumulated amortization	(205,263)	(115,663)	(320,926)
Net core technology	184,853	183,310	368,163
Customer relationships	313,898	847,628	1,161,526
Less: Accumulated amortization	(156,967)	(221,221)	(378,188)
Net customer relationships	156,931	626,407	783,338
IPR&D	—	1,328	1,328
Net amortizable intangible assets	361,777	850,925	1,212,702
Non-amortizing intangible asset:
Trade name	70,584	—	70,584
Total	$432,361	$850,925	$1,283,286

Total amortization expense related to definite-lived intangible assets was $192.6 million in fiscal year 2020, $164.3 million in fiscal year 2019 and $135.9 million in fiscal year 2018. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $211.0 million in fiscal year 2021, $191.4 million in fiscal year 2022, $164.0 million in fiscal year 2023, $139.9 million in fiscal year 2024, and $111.9 million in fiscal year 2025.

Note 14:    Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 17, 2024. As of January 3, 2021, undrawn letters of credit in the aggregate amount of $11.0 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of January 3, 2021, the Company had $830.4 million available for additional borrowing under the facility. The Company plans to use the senior unsecured revolving credit facility for general corporate purposes, which may include working capital, refinancing existing indebtedness, capital expenditures, share repurchases, acquisitions and strategic alliances. The interest rates on the Eurocurrency Rate loans are based on the Eurocurrency Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The interest rates on the US Dollar Base Rate loans are based on the US Dollar Base Rate at the time of borrowing, plus a percentage spread based on the credit rating of the Company's debt. The base rate is the higher of (i) the Federal Funds Rate (as defined in the credit agreement) plus 50 basis points (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (iii) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of January 3, 2021 was 101.5 basis points. The weighted average Eurocurrency interest rate as of January 3, 2021 was 0.02%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.04%, which was the interest applicable to the borrowings outstanding as of January 3, 2021. As of January 3, 2021, the senior unsecured revolving credit facility had outstanding borrowings of $158.6 million, and $2.6 million of unamortized debt issuance costs. As of December 29, 2019, the senior unsecured revolving credit facility had $325.4 million of outstanding borrowings, and $3.4 million of unamortized debt issuance costs. The credit agreement for the facility contains affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rated as investment grade, the debt-to-capital ratio covenant is replaced with a maximum consolidated leverage ratio covenant and a minimum consolidated interest coverage ratio covenant.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of January 3, 2021, the 2026 Notes had an aggregate carrying value of $604.7 million, net of $3.3 million of unamortized original issue discount and $2.8 million of unamortized debt issuance costs. As of December 29, 2019, the 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs.
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
0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of January 3, 2021, the 2021 Notes had an aggregate carrying value of $366.2 million, net of $16,200 of unamortized original issue discount and $0.2 million of unamortized debt issuance costs. As of December 29, 2019, the 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs. The 2021 Notes mature in April 2021 and bear interest at an annual rate of 0.6%. Interest on the 2021 Notes is payable annually on April 9th each year. Prior to the maturity date of the 2021 Notes, the Company may redeem them in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2021 Notes being redeemed, discounted on an annual basis, at the applicable Comparable Government Bond Rate (as defined in the indenture governing the 2021 Notes) plus 15 basis points; plus, in each case, accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2021 Notes) and a contemporaneous downgrade of the 2021 Notes below investment grade, the Company will, in certain circumstances, make an offer to purchase the 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, the Company issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of January 3, 2021, the 2029 Notes had an aggregate carrying value of $840.6 million, net of $2.5 million of unamortized original issue discount and $6.9 million of unamortized debt issuance costs. As of December 29, 2019, the 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year. Proceeds from the 2029 Notes were used to repay all outstanding borrowings under the Company’s previous senior unsecured revolving credit facility with the remaining proceeds used in the redemption of the 5% senior unsecured notes that were due in November 2021. Prior to June 15, 2029 (three months prior to their maturity date), the Company may redeem the 2029 Notes in whole or in part, at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2029 Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect to the 2029 Notes being redeemed (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that such 2029 Notes matured on June 15, 2029, discounted at the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2029 Notes) plus 25 basis points, plus accrued and unpaid interest. At any time on or after June 15, 2029 (three months prior to their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity date), the Company may redeem the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed plus accrued and unpaid interest. Upon a change of control (as defined in the indenture governing the 2029 Notes) and a contemporaneous downgrade of the 2029 Notes below investment grade, each holder of 2029 Notes will have the right to require the Company to repurchase such holder's 2029 Notes for 101% of their principal amount, plus accrued and unpaid interest.
Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $17.0 million (or €13.9 million) and $23.8 million (or €21.3 million) as of January 3, 2021 and December 29, 2019, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028. Of these bank loans, loans in the aggregate amount of $17.0 million bear fixed interest rates between 1.1% and 4.3% and a loan in the amount of $0.1 million bears a variable interest rate based on the Euribor rate plus a margin of 1.5%. An aggregate amount of $4.8 million of the bank loans are secured by mortgages on real property and the remaining $12.2 million are unsecured. Certain credit agreements for the unsecured bank loans include financial covenants which are based on an equity ratio or an equity ratio and minimum interest coverage ratio.
In addition, the Company had secured bank loans in the aggregate amount of $6.1 million and $1.9 million as of January 3, 2021 and December 29, 2019, respectively. The secured bank loans of $6.1 million bear fixed annual interest rates between 1.95% and 8.94% and are required to be repaid in monthly installments until 2027.
The following table summarizes the maturities of the Company’s indebtedness as of January 3, 2021:

	Sr. Unsecured Revolving Credit Facility Maturing in 2024	2021 Notes	2026 Notes	2029 Notes	Other Debt Facilities	Total
	(In thousands)
2021	$—	$366,450	$—	$—	$14,743	$381,193
2022	—	—	—	—	4,075	4,075
2023	—	—	—	—	2,457	2,457
2024	158,595	—	—	—	1,372	159,967
2025	—	—	—	—	230	230
2026 and thereafter	—	—	610,750	850,000	282	1,461,032
Total before unamortized discount and debt issuance costs	158,595	366,450	610,750	850,000	23,159	2,008,954
Unamortized discount and debt issuance costs	(2,621)	(245)	(6,035)	(9,404)	—	(18,305)
Total	$155,974	$366,205	$604,715	$840,596	$23,159	$1,990,649

Note 15:    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of January 3, 2021 and December 29, 2019 consisted of the following:

	January 3, 2021	December 29, 2019
	(In thousands)
Payroll and incentives	$96,502	$77,892
Employee benefits	47,489	42,405
Deferred revenue	203,927	164,261
Federal, non-U.S. and state income taxes	97,406	29,876
Operating lease liabilities	40,330	36,573
Contract liabilities	189,718	—
Other accrued operating expenses	261,655	152,325
Total accrued expenses and other current liabilities	$937,027	$503,332

Note 16:    Employee Benefit Plans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $14.1 million in fiscal year 2020, $13.6 million in fiscal year 2019, and $13.2 million in fiscal year 2018.

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

Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Service and administrative costs	$7,414	$6,598	$6,853
Interest cost	12,876	16,546	16,146
Expected return on plan assets	(21,786)	(24,561)	(28,939)
Actuarial loss	20,291	27,134	17,146
Curtailment gain	—	(1,547)	—
Amortization of prior service (credit) cost	—	(152)	375
Net periodic pension cost	$18,795	$24,018	$11,581
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 3, 2021 and December 29, 2019.

	January 3, 2021		December 29, 2019
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$392,948	$317,679	$338,722	$304,710
Change in benefit obligations:
Projected benefit obligations at beginning of year	$341,455	$304,710	$311,168	$283,310
Service and administrative costs	5,314	2,100	4,248	2,350
Interest cost	3,991	8,885	5,448	11,098
Benefits paid and plan expenses	(15,823)	(20,510)	(12,778)	(21,162)
Participants’ contributions	37	—	162	—
Business acquisitions	(120)	—	—	—
Plan curtailments	—	—	(1,420)	—
Actuarial loss	35,910	22,494	34,602	29,114
Effect of exchange rate changes	24,575	—	25	—
Projected benefit obligations at end of year	$395,339	$317,679	$341,455	$304,710
Change in plan assets:
Fair value of plan assets at beginning of year	$179,860	$254,450	$159,163	$234,342
Actual return on plan assets	25,153	34,746	19,873	41,270
Benefits paid and plan expenses	(15,823)	(20,510)	(12,778)	(21,162)
Employer’s contributions	7,506	—	8,200	—
Participants’ contributions	37	—	162	—
Effect of exchange rate changes	8,011	—	5,240	—
Fair value of plan assets at end of year	$204,744	$268,686	$179,860	$254,450
Net liabilities recognized in the consolidated balance sheets	$(190,595)	$(48,993)	$(161,595)	$(50,260)

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$36,295	$—	$36,699	$—
Current liabilities	(7,597)	—	(6,764)	—
Long-term liabilities	(219,293)	(48,993)	(191,530)	(50,260)
Net liabilities recognized in the consolidated balance sheets	$(190,595)	$(48,993)	$(161,595)	$(50,260)

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—	$—	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	0.92%	2.21%	1.34%	3.01%
Rate of compensation increase	2.78%	None	3.36%	None

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	January 3, 2021		December 29, 2019		December 30, 2018
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	1.34%	3.01%	2.07%	4.05%	1.99%	3.56%
Rate of compensation increase	3.36%	None	3.48%	None	3.50%	None
Expected rate of return on assets	2.20%	7.25%	5.30%	7.25%	5.90%	7.25%

The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	January 3, 2021	December 29, 2019
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$226,890	$198,294
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$224,499	$195,657
Fair value of plan assets	—	—

Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of January 3, 2021 and December 29, 2019, and target asset allocations for fiscal year 2021 are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 2, 2022		January 3, 2021		December 29, 2019
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	0-5%	40-60%	—%	45%	—%	41%
Debt securities	85-90%	40-60%	88%	55%	87%	59%
Other	10-15%	0-10%	12%	—%	13%	—%
Total	100%	100%	100%	100%	100%	100%

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
During fiscal year 2018, the Society of Actuaries issued an updated projection scale, MP-2018, which incorporated an additional year (2016) of U.S. population data and reduced the life expectancy used to determine the projected benefit obligation. The Company adopted MP-2018 as of December 30, 2018. The adoption of MP-2018 resulted in a $1.0 million decrease to the projected benefit obligation at December 30, 2018. During fiscal year 2019, the Society of Actuaries issued an updated projection scale, MP-2019, which incorporated an additional year (2017) of U.S. population data and reduced the life expectancy used to determine the projected benefit obligation. The Company adopted MP-2019 as of December 29, 2019. The adoption of MP-2019 resulted in a $4.4 million decrease to the projected benefit obligation at December 29, 2019. During fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year 2020, the Society of Actuaries issued an updated projection scale, MP-2020, which incorporated an additional year (2018) of U.S. population data and made a few adjustments to the long-term rate of mortality improvement assumed. The Company adopted MP-2020 as of January 3, 2021. The adoption of MP-2020 resulted in a $2.7 million decrease to the projected benefit obligation at January 3, 2021. The changes to the projected benefit obligations due to the adoption of the mortality base table and projection scale are included within "Actuarial loss (gain)" in the Change in Benefit Obligations for fiscal years 2020 and 2019 above.
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
The fair values of the Company’s pension plan assets as of January 3, 2021 and December 29, 2019 by asset category, classified in the three levels of inputs described in Note 22 to the consolidated financial statements are as follows:

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,363	$6,363	$—	$—
Equity securities:
U.S. large-cap	78,234	78,234	—	—
International large-cap value	28,315	28,315	—	—
Emerging markets growth	13,594	13,594	—	—
Foreign real estate funds	23,259	—	—	23,259
Fixed income securities:
Non-U.S. treasury securities	106,315	—	106,315	—
Corporate and U.S. debt instruments	140,349	43,500	96,849	—
Corporate bonds	35,816	—	35,816	—
High yield bond funds	2,954	2,954	—	—
Other types of investments:
Non-U.S. government index linked bonds	38,231	—	38,231	—
Total assets measured at fair value	$473,430	$172,960	$277,211	$23,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,177	$6,177	$—	$—
Equity Securities:
U.S. large-cap	57,797	57,797	—	—
International large-cap value	26,914	26,914	—	—
U.S. small mid-cap	2,700	2,700	—	—
Emerging markets growth	12,853	12,853	—	—
Domestic real estate funds	2,010	2,010	—	—
Foreign real estate funds	22,688	—	—	22,688
Fixed income securities:
Non-U.S. Treasury Securities	93,473	—	93,473	—
Corporate and U.S. debt instruments	139,300	47,104	92,196	—
Corporate bonds	29,846	—	29,846	—
High yield bond funds	5,734	5,734	—	—
Other types of investments:
Multi-strategy hedge funds	1,721	—	—	1,721
Non-U.S. government index linked bonds	33,097	—	33,097	—
Total assets measured at fair value	$434,310	$161,289	$248,612	$24,409

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at January 3, 2021 compared to December 29, 2019. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

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

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2020, 2019 and 2018 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Foreign Real Estate Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 31, 2017	$—	$16,789	$16,789
Unrealized gains	—	145	145
Purchases	22,196	—	22,196
Balance at December 30, 2018	22,196	16,934	39,130
Sales	—	(15,586)	(15,586)
Realized gains	—	4,175	4,175
Unrealized gains (losses)	492	(3,802)	(3,310)
Balance at December 29, 2019	22,688	1,721	24,409
Sales	—	(1,721)	(1,721)
Unrealized gains	571	—	571
Balance at January 3, 2021	$23,259	$—	$23,259

With respect to plans outside of the United States, the Company expects to contribute $7.6 million in the aggregate during fiscal year 2021. During fiscal years 2020, 2019 and 2018, the Company contributed $7.5 million, $8.2 million and $8.5 million in the aggregate, respectively, to pension plans outside of the United States. During fiscal year 2021, the Company contributed $20.0 million to its defined benefit pension plan in the United States for the plan year 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2021	$12,932	$19,373
2022	12,960	19,435
2023	13,349	19,504
2024	14,152	19,495
2025	14,206	19,390
2026-2030	72,747	92,258

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 3, 2021 and December 29, 2019, the projected benefit obligations were $25.9 million and $25.7 million, respectively. Assets with a fair value of $1.9 million and $2.1 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of January 3, 2021 and December 29, 2019, respectively. Pension expenses and income for this plan netted to expense of $2.1 million in fiscal year 2020, expense of $4.8 million in fiscal year 2019 and income of $0.3 million in fiscal year 2018.

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

Net periodic postretirement medical benefit (credit) cost included the following components for the fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Service cost	$73	$87	$106
Interest cost	94	116	120
Expected return on plan assets	(1,389)	(1,175)	(1,254)
Actuarial (gain) loss	(1,647)	(1,776)	1,621
Net periodic postretirement medical benefit (credit) cost	$(2,869)	$(2,748)	$593

The following table sets forth the changes in the postretirement medical plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets as of January 3, 2021 and December 29, 2019.

	January 3, 2021	December 29, 2019
	(In thousands)
Actuarial present value of benefit obligations:
Retirees	$611	$583
Active employees eligible to retire	420	362
Other active employees	2,069	1,966
Accumulated benefit obligations at beginning of year	3,100	2,911
Service cost	73	87
Interest cost	94	116
Benefits paid	(101)	(122)
Actuarial (gain) loss	(179)	108
Change in accumulated benefit obligations during the year	(113)	189
Retirees	545	611
Active employees eligible to retire	1,232	420
Other active employees	1,211	2,069
Accumulated benefit obligations at end of year	$2,988	$3,100
Change in plan assets:
Fair value of plan assets at beginning of year	$19,216	$16,279
Actual return on plan assets	2,756	2,937
Fair value of plan assets at end of year	$21,972	$19,216
Net assets recognized in the consolidated balance sheets	$18,984	$16,116

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$18,984	$16,116

Net amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$—

Actuarial assumptions as of the year-end measurement date:
Discount rate	2.34%	3.09%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Actuarial assumptions used to determine net cost during the year are as follows:

	January 3, 2021	December 29, 2019	December 30, 2018
Discount rate	3.09%	4.09%	3.60%
Expected rate of return on assets	7.25%	7.25%	7.25%

The Company maintains a master trust for plan assets related to the U.S. defined benefit plans and the U.S. postretirement medical plan. Accordingly, investment policies, target asset allocations and actual asset allocations are the same as those disclosed for the U.S. defined benefit plans.

The fair values of the Company’s plan assets at January 3, 2021 and December 29, 2019 by asset category, classified in the three levels of inputs described in Note 22, are as follows:

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$428	$428	$—	$—
Equity securities:
U.S. large-cap	6,398	6,398	—	—
International large-cap value	2,315	2,315	—	—
Emerging markets growth	1,112	1,112	—	—
Fixed income securities:
Corporate and U.S. debt instruments	11,477	3,557	7,920	—
High yield bond funds	242	242	—	—
Total assets measured at fair value	$21,972	$14,052	$7,920	$—

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$408	$408	$—	$—
Equity securities:
U.S. large-cap	4,365	4,365	—	—
International large-cap value	2,033	2,033	—	—
U.S. small mid-cap	204	204	—	—
Emerging markets growth	971	971	—	—
Domestic real estate funds	152	152	—	—
Fixed income securities:
Corporate debt instruments	10,520	3,557	6,963	—
High yield bond funds	433	433	—	—
Other types of investments:
Multi-strategy hedge funds	130	—	—	130
Total assets measured at fair value	$19,216	$12,123	$6,963	$130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Techniques:    Valuation techniques are the same as those disclosed for the U.S. defined benefit plans above.

A reconciliation of the beginning and ending Level 3 assets for fiscal years 2020, 2019 and 2018 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
Multi-strategy Hedge Funds
(In thousands)
Balance at December 31, 2017	$1,151
Unrealized gains	25
Balance at December 30, 2018	1,176
Sales	(1,074)
Realized gains	315
Unrealized losses	(287)
Balance at December 29, 2019	130
Sales	(130)
Balance at January 3, 2021	$—

The Company does not expect to make any contributions to the postretirement medical plan during fiscal year 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Postretirement Medical Plan
(In thousands)
2021	$119
2022	137
2023	150
2024	161
2025	172
2026-2030	883

Deferred Compensation Plans: During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections, with the exception of Company 401(k) excess contributions for eligible participants, for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions by the Company. The obligations related to the deferred compensation plan totaled $0.6 million and $1.1 million as of January 3, 2021 and December 29, 2019, respectively.

Note 17:    Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.9 million and $7.7 million as of January 3, 2021 and December 29, 2019, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 3, 2021 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

A summary of warranty reserve activity for the fiscal years ended January 3, 2021, December 29, 2019 and December 30, 2018 is as follows:

(In thousands)
Balance at December 31, 2017	$9,050
Provision charged to income	13,545
Payments	(13,775)
Adjustments to previously provided warranties, net	(157)
Foreign currency translation and acquisitions	(270)
Balance at December 30, 2018	8,393
Provision charged to income	12,199
Payments	(14,613)
Adjustments to previously provided warranties, net	2,889
Foreign currency translation and acquisitions	(56)
Balance at December 29, 2019	8,812
Provision charged to income	15,315
Payments	(15,130)
Adjustments to previously provided warranties, net	2,721
Foreign currency translation and acquisitions	355
Balance at January 3, 2021	$12,073

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance restricted stock units, performance units and stock grants, included in the Company’s consolidated statements of operations for fiscal years 2020, 2019 and 2018:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Cost of product and service revenue	$1,388	$1,620	$1,466
Research and development expenses	1,228	1,061	1,359
Selling, general and administrative expenses	26,510	28,833	25,942
Total stock-based compensation expense	$29,126	$31,514	$28,767
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $17.2 million in fiscal year 2020, $11.6 million in fiscal year 2019 and $13.6 million in fiscal year 2018. Stock-based compensation costs capitalized as part of inventory were $0.4 million and $0.3 million as of January 3, 2021 and December 29, 2019, respectively. Stock compensation expense from acceleration of vesting of certain stock awards to the Company's former Chief Executive Officer was $7.7 million for fiscal year 2019.

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

	January 3, 2021	December 29, 2019	December 30, 2018
Risk-free interest rate	0.9%	2.5%	3.0%
Expected dividend yield	0.3%	0.3%	0.4%
Expected lives	5 years	5 years	5 years
Expected stock volatility	23.8%	22.8%	20.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the fiscal year ended January 3, 2021:

	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	1,535	$60.42
Granted	266	86.87
Exercised	(764)	49.31
Canceled	(1)	95.74
Forfeited	(75)	87.34
Outstanding at end of year	961	$74.40
Exercisable at end of year	562	$65.30

The aggregate intrinsic value for stock options outstanding at January 3, 2021 was $66.4 million with a weighted-average remaining contractual term of 3.9 years. The aggregate intrinsic value for stock options exercisable at January 3, 2021 was $43.9 million with a weighted-average remaining contractual term of 2.6 years. At January 3, 2021, there were 1.0 million stock options that were vested, and expected to vest in the future, with an aggregate intrinsic value of $66.4 million and a weighted-average remaining contractual term of 3.9 years.

The weighted-average per-share grant-date fair value of options granted during fiscal years 2020, 2019 and 2018 was $18.98, $22.63, and $17.56, respectively. The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 was $51.1 million, $19.1 million, and $35.0 million, respectively. Cash received from option exercises for fiscal years 2020, 2019 and 2018 was $37.7 million, $19.7 million, and $24.8 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $3.6 million in fiscal year 2020, $6.7 million in fiscal year 2019 and $5.4 million in fiscal year 2018.
There was $4.7 million of total unrecognized compensation cost related to nonvested stock options granted as of January 3, 2021. This cost is expected to be recognized over a weighted-average period of 1.8 years.
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

The following table summarizes restricted stock award activity for the fiscal year ended January 3, 2021:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	345	$78.69
Granted	184	84.83
Vested	(193)	72.28
Forfeited	(40)	86.32
Nonvested at end of year	296	$85.67

The fair value of restricted stock awards vested during fiscal years 2020, 2019 and 2018 was $14.0 million, $12.0 million, and $10.4 million, respectively. The total compensation expense recognized related to the restricted stock awards was $10.8 million in fiscal year 2020, $12.7 million in fiscal year 2019 and $11.7 million in fiscal year 2018.

As of January 3, 2021, there was $14.3 million of total unrecognized compensation cost, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Restricted Stock Units:    As part of the Company's executive compensation program, the Company granted 49,138 and 76,218 performance restricted stock units during fiscal years 2020 and 2019, respectively, that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during fiscal years 2020 and 2019 was $95.43 and $92.95, respectively. During fiscal year 2020, 29,943 performance restricted stock units were forfeited. The total compensation expense recognized related to the performance restricted stock units was $7.9 million in fiscal year 2020 and $5.9 million in fiscal year 2019. As of January 3, 2021, there were 121,759 performance restricted stock units outstanding.
Performance Units:    The Company’s performance unit program provides a cash award based on the achievement of specific performance criteria. A target number of units are granted at the beginning of a three-year performance period. The number of units earned at the end of the performance period is determined by multiplying the number of units granted by a performance factor ranging from 0% to 200%. Awards are determined by multiplying the number of units earned by the stock price at the end of the performance period, and are paid in cash and accounted for as a liability based award. The compensation expense associated with these units is recognized over the period that the performance targets are expected to be achieved. No performance units were granted during the fiscal years 2020 and 2019. The Company granted 37,281 performance units during fiscal year 2018. The weighted-average per-share grant-date fair value of performance units granted during fiscal year 2018 was $73.23. During fiscal years 2020 and 2019, 1,948 performance units and 10,116 performance units, respectively, were forfeited. The total compensation expense related to performance units was $6.1 million, $5.6 million, and $7.7 million for fiscal years 2020, 2019 and 2018, respectively. As of January 3, 2021, there were 31,207 performance units outstanding subject to forfeiture, with a corresponding liability of $9.4 million recorded in accrued expenses and other current liabilities in the consolidated balance sheets.
Stock Awards:    The Company’s stock award program provides an annual equity award to non-employee directors. For fiscal years 2020, 2019 and 2018, the award equaled the number of shares of the Company’s common stock which has an aggregate fair market value of $100,000 on the date of the award. The stock award is prorated for non-employee directors who serve for only a portion of the year. The compensation expense associated with these stock awards is recognized when the stock award is granted. In fiscal years 2020, 2019 and 2018, the Company awarded 8,333 shares, 7,301 shares, and 11,088 shares, respectively, to non-employee directors. The weighted-average per-share grant-date fair value of stock awards granted during fiscal years 2020, 2019 and 2018 was $91.75, $95.84, and $72.17, respectively. The total compensation expense recognized related to these stock awards was $0.8 million, $0.7 million and $0.8 million in fiscal years 2020, 2019 and 2018, respectively.
Employee Stock Purchase Plan:
In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Board voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2020, the Company issued 38,727 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $105.23 per share. During fiscal year 2019, the Company issued 33,843 shares under this plan at a weighted-average price of $82.25 per share. During fiscal year 2018, the Company issued 21,321 shares under this plan at a weighted-average price of $69.57 per share. At January 3, 2021 there remains available for sale to employees an aggregate of 0.8 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20:    Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2017	$(46,582)	$322	$(258)	$(46,518)
Current year change	(123,388)	(77)	(9)	(123,474)
Reclassification to retained earnings upon adoption of ASU 2018-02	(6,489)	—	—	(6,489)
Balance, December 30, 2018	(176,459)	245	(267)	(176,481)
Current year change	(23,978)	807	6	(23,165)
Balance, December 29, 2019	(200,437)	1,052	(261)	(199,646)
Current year change	169,500	(1,799)	(16)	167,685
Balance, January 3, 2021	$(30,937)	$(747)	$(277)	$(31,961)

During fiscal years 2020, 2019 and 2018, pre-tax credit (cost) of $1.8 million, $0.8 million, and $(0.1) million, respectively, was reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic pension cost.
Stock Repurchases:
On July 23, 2018, the Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program expired on July 23, 2020, and no shares remain available for repurchase under the Repurchase Program due to its expiration. On July 31, 2020, the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2020, the Company had no stock repurchases under either the Repurchase Program or the New Repurchase Program. As of January 3, 2021, $250.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.
Subsequent to fiscal year 2020, the Company repurchased 233,000 shares of common stock under the New Repurchase Program at an aggregate cost of $33.6 million.
     In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During fiscal year 2020, the Company repurchased 72,251 shares of common stock for this purpose at an aggregate cost of $6.9 million. During fiscal year 2019, the Company repurchased 68,536 shares of common stock for this purpose at an aggregate cost of $6.3 million. During fiscal year 2018, the Company repurchased 66,506 shares of common stock for this purpose at an aggregate cost of $5.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2020 and 2019. At January 3, 2021, the Company had accrued $7.9 million for a dividend declared in October 2020 for the fourth quarter of fiscal year 2020 that was paid in February 2021. On January 28, 2021, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2021 that will be payable in May 2021. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Principal hedged currencies include the Brazilian Real, British Pound, Chinese Yuan, Euro, Indian Rupee, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $808.0 million at January 3, 2021, $277.6 million at December 29, 2019, and $223.3 million at December 30, 2018, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2020, 2019 and 2018.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined Euro notional amounts of €33.4 million and U.S. Dollar notional amounts of $499.0 million as of January 3, 2021, combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019, and combined Euro notional amounts of €37.3 million and combined U.S. Dollar notional amounts of $5.7 million as of December 30, 2018. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the fiscal years 2020 and 2019. The Company paid $4.6 million and $1.3 million during the fiscal years 2020 and 2019, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of January 3, 2021, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $49.6 million and $(4.9) million during the fiscal years 2020 and 2019, respectively.
During fiscal year 2018, the Company designated the 2021 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from the 2021 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. During the second quarter of fiscal year 2020, the Company removed the hedging relationship of the first €100.0 million of the 2021 Notes and investments in certain foreign subsidiaries. During the third quarter of fiscal year 2020, the Company removed the hedging relationship of the remaining €200.0 million of the 2021 Notes and investments in certain foreign subsidiaries. The unrealized foreign exchange losses

(gains) recorded in AOCI related to the net investment hedge were $1.8 million and $(8.0) million during the fiscal years 2020 and 2019, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million or $220.0 million and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. As of January 3, 2021, the fair value of the cross-currency swap was $(18.3) million, which was recorded in AOCI. The unrealized foreign exchange (losses) gains recorded in AOCI related to cross-currency swap were $(18.6) million and $0.3 million during the fiscal years 2020 and 2019, respectively.
During the second and third quarters of fiscal year 2020, the Company entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of January 3, 2021, the total notional amount of the forward foreign exchange contracts that were designated as cash flow hedges was €300.0 million. The unrealized foreign exchange gains recorded in earnings related to the cash flow hedges were $29.3 million during the fiscal year 2020.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive (loss) income into interest and other expense, net within the next twelve months.

Note 22:    Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 3, 2021.

The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during fiscal years 2020 and 2019. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.

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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of January 3, 2021 and December 29, 2019 classified in one of the three classifications described above:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,154	$2,154	$—	$—
Foreign exchange derivative assets	31,248	—	31,248	—
Foreign exchange derivative liabilities	(21,413)	—	(21,413)	—
Contingent consideration	(2,953)	—	—	(2,953)

		Fair Value Measurements at December 29, 2019 Using:
	Total Carrying Value at December 29, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,906	$2,906	$—	$—
Foreign exchange derivative assets	451	—	451	—
Foreign exchange derivative liabilities	(1,538)	—	(1,538)	—
Contingent consideration	(35,481)	—	—	(35,481)

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

Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both January 3, 2021 and December 29, 2019, none of the master netting arrangements involved collateral.

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
During fiscal year 2015, the Company acquired all the shares of Vanadis Diagnostics AB ("Vanadis"). Under the terms of the acquisition, the initial purchase consideration was $32.0 million, net of cash and the Company was obligated to make potential future milestone payments, based on completion of a proof of concept, regulatory approvals and product sales, of up to $93.0 million ranging from 2016 to 2019. The fair value of the contingent consideration as of the acquisition date was estimated at $56.9 million. As of January 3, 2021, the Company has no remaining obligation to the previous owners of Vanadis.
During the fiscal year 2019, the Company recorded a contingent consideration obligation relating to other acquisitions with an estimated fair value of $12.7 million. During the fiscal year 2020, the Company paid $23.7 million of contingent consideration, of which $10.4 million was included in financing activities and $13.3 million was included in operating activities in the consolidated statements of cash flows. During the fiscal year 2019, the Company paid $50.9 million of contingent consideration, of which $29.9 million was included in financing activities and $20.9 million was included in operating activities in the consolidated statements of cash flows.
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

As of January 3, 2021, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $7.3 million. The expected maximum earnout period for acquisitions with open contingency period does not exceed 2.9 years from January 3, 2021, and the remaining weighted average expected earnout period at January 3, 2021 was 1.9 years.

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

(In thousands)
Balance at December 31, 2017	$(65,328)
Amounts paid and foreign currency translation	16,506
Change in fair value (included within selling, general and administrative expenses)	(14,639)
Balance at December 30, 2018	(69,661)
Additions	(12,734)
Amounts paid and foreign currency translation	50,795
Change in fair value (included within selling, general and administrative expenses)	(3,881)
Balance at December 29, 2019	(35,481)
Amounts paid and foreign currency translation	23,701
Change in fair value (included within selling, general and administrative expenses)	8,827
Balance at January 3, 2021	$(2,953)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
As of January 3, 2021, the Company’s senior unsecured revolving credit facility, which provides for $1.0 billion of revolving loans, had a carrying value of $156.0 million, net of $2.6 million of unamortized debt issuance costs. As of December 29, 2019, the Company's senior unsecured revolving credit facility had a carrying value of $322.0 million, net of $3.4 million of unamortized debt issuance costs. The interest rate on the Company’s senior unsecured revolving credit facility is reset at least monthly to correspond to variable rates that reflect currently available terms and conditions for similar debt. The Company had no change in credit standing during fiscal year 2020. Consequently, the carrying value approximates fair value and were classified as Level 2.
The Company's 2026 Notes, with a face value of €500.0 million, had an aggregate carrying value of $604.7 million, net of $3.3 million of unamortized original issue discount and $2.8 million of unamortized debt issuance costs as of January 3, 2021. The 2026 Notes had an aggregate carrying value of $552.2 million, net of $3.5 million of unamortized original issue discount and $3.3 million of unamortized debt issuance costs as of December 29, 2019. The 2026 Notes had a fair value of €539.8 million (or $659.3 million) and €518.5 million (or $579.6 million) as of January 3, 2021 and December 29, 2019, respectively. The fair value of the 2026 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2021 Notes, with a face value of €300.0 million, had an aggregate carrying value of $366.2 million, net of $16,200 of unamortized original issue discount and $0.2 million of unamortized debt issuance costs as of January 3, 2021. The 2021 Notes had an aggregate carrying value of $334.2 million, net of $0.1 million of unamortized original issue discount and $1.1 million of unamortized debt issuance costs as of December 29, 2019. The 2021 Notes had a fair value of €300.5 million (or $367.1 million) and €301.9 million (or $337.4 million) as of January 3, 2021 and December 29, 2019. The fair value of the 2021 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company's 2029 Notes, with a face value of $850.0 million, had an aggregate carrying value of $840.6 million, net of $2.5 million of unamortized original issue discount and $6.9 million of unamortized debt issuance costs as of January 3, 2021. The 2029 Notes had an aggregate carrying value of $839.9 million, net of $2.7 million of unamortized original issue discount and $7.4 million of unamortized debt issuance costs as of December 29, 2019. The 2029 Notes had a fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$957.9 million and $872.3 million as of January 3, 2021 and December 29, 2019. The fair value of the 2029 Notes is estimated using market quotes from brokers and is based on current rates offered for similar debt.
The Company’s other debt facilities had an aggregate carrying value of $23.2 million and $25.7 million as of January 3, 2021 and December 29, 2019, respectively. As of January 3, 2021, these consisted of bank loans in the aggregate amount of $23.1 million bearing fixed interest rates between 1.1% and 8.9% and a bank loan in the amount of $0.1 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during fiscal year 2020. Consequently, the carrying value approximates fair value.
As of January 3, 2021, the 2021 Notes, 2026 Notes, 2029 Notes and other debt facilities were classified as Level 2.
As of January 3, 2021, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 23:    Leases
Lessee Disclosures
The Company leases certain property and equipment under operating and finance leases. The Company's leases have remaining lease terms of less than 1 year to 30 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. Finance leases are not material to the Company.
The components of lease expense were as follows:

	January 3, 2021	December 29, 2019
	(In thousands)
Lease Cost:
Operating lease cost	$56,977	$61,205

Supplemental cash flow information related to leases was as follows:

	January 3, 2021	December 29, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,427	$50,155

Supplemental balance sheet information related to leases was as follows:

	January 3, 2021	December 29, 2019
	(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$207,236	$167,276

Operating lease liabilities included in Accrued expenses and other current liabilities	$40,330	$36,573
Operating lease liabilities	188,402	146,399
Total operating liabilities	$228,732	$182,972

Weighted Average Remaining Lease Term in Years
Operating leases	8.1

Weighted Average Remaining Discount Rate
Operating leases	2.9%

Maturities of operating lease liabilities as of January 3, 2021 were as follows:

(In thousands)
2021	$48,986
2022	40,097
2023	30,044
2024	26,667
2025	24,847
2026 and thereafter	90,518
Total lease payments	261,159
Less imputed interest	(32,427)
Total	$228,732

Lessor Disclosures
Certain of the Company's contracts require that it place its instrument at the customer's site and sell reagents to the customer. As the predominant component in these contracts are the sales of reagents, the Company accounts for the combined component under ASC 606 only when both of the following criteria are met: 1) the timing and pattern of transfer of the non-lease component or components and associated lease component are the same; and 2) the lease component, if accounted for separately, would be classified as an operating lease. When only one of the criteria is met, the Company accounts for the non-lease component under ASC 606 and the lease component under ASC 842. Profit or loss, interest income and aggregate net investment in sales-type leases that did not qualify for the practical expedient are not material to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below for the fiscal years ended:

	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$995,216	$1,054,862	$1,010,899
Service revenue	720,587	691,299	682,312
Total revenue	1,715,803	1,746,161	1,693,211
Operating income from continuing operations(1)	183,471	238,331	230,481
Diagnostics
Product revenue	1,783,509	962,180	924,594
Service revenue	283,433	175,332	160,191
Total revenue	2,066,942	1,137,512	1,084,785
Operating income from continuing operations(1)(2)	874,206	189,330	153,196
Corporate
Operating loss from continuing operations(3)	(79,096)	(65,688)	(59,793)
Continuing Operations
Product revenue	2,778,725	2,017,042	1,935,493
Service revenue	1,004,020	866,631	842,503
Total revenue	3,782,745	2,883,673	2,777,996
Operating income from continuing operations	978,581	361,973	323,884
Interest and other expense, net (see Note 6)	72,217	124,831	66,201
Income from continuing operations before income taxes	$906,364	$237,142	$257,683
____________________________
(1)Legal costs for significant litigation matters and settlements in the Company's Discovery & Analytical Solutions segment were $5.9 million, $2.2 million and $5.3 million for fiscal years 2020, 2019 and 2018, respectively. Legal costs for significant litigation matters and settlements in the Company's Diagnostics segment were $1.2 million, $0.1 million and $0.2 million for fiscal years 2020, 2019 and 2018, respectively.
(2)Asset impairment in the Company's Diagnostics segment was $7.9 million for fiscal year 2020.
(3)Costs for significant environmental matters was $5.2 million for fiscal year 2020. Stock compensation expense from acceleration of executive compensation was $7.7 million for fiscal year 2019.
Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended January 3, 2021:

	Depreciation and Amortization Expense			Capital Expenditures
	January 3, 2021	December 29, 2019	December 30, 2018	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)			(In thousands)
Discovery & Analytical Solutions	$93,516	$74,445	$70,362	$20,217	$27,778	$34,852
Diagnostics	149,738	136,476	107,434	55,236	46,863	54,737
Corporate	3,253	3,104	2,792	2,053	1,690	3,664
Continuing operations	$246,507	$214,025	$180,588	$77,506	$76,331	$93,253

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
Discovery & Analytical Solutions	$3,600,860	$3,082,917	$2,567,054
Diagnostics	4,228,943	3,368,598	3,358,964
Corporate	130,512	87,049	49,504
Total assets	$7,960,315	$6,538,564	$5,975,522
The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended January 3, 2021 and net long-lived assets based on physical location as of January 3, 2021 and December 29, 2019:

	Revenue
	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
U.S.	$1,269,293	$974,187	$906,398
International:
China	492,283	581,688	559,865
United Kingdom	362,591	70,703	72,124
Germany	200,294	146,577	142,411
Italy	163,056	101,461	95,908
France	148,898	96,994	97,990
Republic of Korea	114,846	71,069	60,126
India	103,785	97,423	92,327
Japan	88,473	82,478	79,238
Other international	839,226	661,093	671,609
Total international	2,513,452	1,909,486	1,871,598
Total sales	$3,782,745	$2,883,673	$2,777,996

	Net Long-Lived Assets*
	January 3, 2021	December 29, 2019	December 30, 2018
	(In thousands)
U.S.	$197,755	$269,183	$201,649
International:
Germany	149,105	119,612	99,181
China	75,199	71,216	61,261
Finland	60,559	29,052	16,211
United Kingdom	35,243	51,659	33,429
Singapore	24,291	23,063	14,942
India	21,975	19,691	14,636
Italy	17,051	14,152	11,324
France	13,325	12,940	3,210
Brazil	8,627	9,126	8,237
Poland	7,732	7,216	3,212
Canada	5,671	6,485	5,454
Other international	34,625	26,210	17,565
Total international	453,403	390,422	288,662
Total net long-lived assets	$651,158	$659,605	$490,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

* Long-lived assets consist of property and equipment, net, operating lease right-of-use assets, rental equipment, software and other long-term assets.

Note 25:    Quarterly Financial Information (Unaudited)

Selected quarterly financial information is as follows for the fiscal years ended:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
	(In thousands, except per share data)
January 3, 2021
Revenue	$652,396	$811,718	$964,025	$1,354,606	$3,782,745
Gross profit	308,023	447,344	527,445	827,065	2,109,877
Restructuring and other costs, net	5,858	1,158	4,059	(3,062)	8,013
Operating income from continuing operations	44,682	175,639	248,006	510,254	978,581
Income from continuing operations before income taxes	34,689	164,827	233,757	473,091	906,364
Income from continuing operations	33,715	137,213	176,736	380,434	728,098
Loss from discontinued operations and dispositions	(50)	(51)	(37)	(73)	(211)
Net income	33,665	137,162	176,699	380,361	727,887
Basic earnings per share:
Income from continuing operations	$0.30	$1.23	$1.58	$3.40	$6.53
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Net income	0.30	1.23	1.58	3.40	6.53
Diluted earnings per share:
Income from continuing operations	$0.30	$1.23	$1.57	$3.38	$6.50
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Net income	0.30	1.23	1.57	3.38	6.49
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28

December 29, 2019
Revenue	$648,737	$722,517	$706,923	$805,496	$2,883,673
Gross profit	307,806	347,793	342,275	398,181	1,396,055
Restructuring and other costs, net	7,639	6,161	14,068	1,560	29,428
Operating income from continuing operations	53,330	91,735	78,660	138,248	361,973
Income from continuing operations before income taxes	36,765	71,827	63,254	65,296	237,142
Income from continuing operations	35,453	69,141	58,610	64,549	227,753
Loss from discontinued operations and dispositions	(41)	(54)	(52)	(48)	(195)
Net income	35,412	69,087	58,558	64,501	227,558
Basic earnings per share:
Income from continuing operations	$0.32	$0.62	$0.53	$0.58	$2.06
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Net income	0.32	0.62	0.53	0.58	2.06
Diluted earnings per share:
Income continuing operations	$0.32	$0.62	$0.53	$0.58	$2.04
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Net income	0.32	0.62	0.52	0.58	2.04
Cash dividends declared per common share	$0.07	$0.07	$0.07	$0.07	$0.28
____________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)     The fourth quarter of fiscal year 2020 includes a pre-tax loss of $25.4 million as a result of the mark-to-market adjustment on postretirement benefit plans. The fourth quarter of fiscal year 2019 includes a pre-tax loss of $31.2 million as a result of the mark-to-market adjustment on postretirement benefit plans. See Note 1 for a discussion of this accounting policy.

Note 26:        Subsequent Events
Subsequent to fiscal year 2020, the Company reached an agreement with Oxford Immunotec Global PLC (“Oxford Immunotec”) on terms under which the Company has agreed to acquire Oxford Immunotec. It is intended that the acquisition will be implemented by means of a U.K. High Court of Justice-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006 between Oxford Immunotec and its shareholders (the “Scheme”). Under the terms of the acquisition, Oxford Immunotec shareholders will be entitled to receive $22 in cash for each outstanding ordinary share. The terms of the acquisition value Oxford Immunotec’s entire issued and to be issued ordinary share capital at approximately $591.0 million. The Scheme has been approved by the shareholders of Oxford Immunotec. Subject to the satisfaction of other customary closing conditions, the Company currently anticipates that the transaction will close later this month. Oxford Immunotec is based in Abingdon, UK, has approximately 275 employees, and is widely recognized as a global leader of proprietary test kits for latent tuberculosis. Its Interferon Gamma Release Assay offering identifies individuals who are infected with tuberculosis.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 3, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Horizon Discovery Group plc, acquired on December 23, 2020, which is included in our fiscal year 2020 consolidated financial statements and represented approximately 6% of our total assets as of January 3, 2021 and 0.08% of our total revenues for the fiscal year ended January 3, 2021.
Based on this assessment, our management concluded that, as of January 3, 2021, our internal control over financial reporting was effective based on those criteria.
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PerkinElmer, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 3, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2021 of the Company and our report dated March 2, 2021 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Horizon Discovery Group plc ("Horizon"), which was acquired on December 23, 2020 and whose financial statements constitute approximately 6% of total assets and 0.08% of total revenues of the consolidated financial statement amounts as of and for the year ended January 3, 2021. Accordingly, our audit did not include the internal control over financial reporting at Horizon.
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

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 2, 2021

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2021 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.
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

Item 11.    Executive Compensation
     The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2021 under the captions “Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2021 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.
     The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2021 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
     The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2021 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.
The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2021 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services
     The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 27, 2021 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended January 3, 2021

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended January 3, 2021
Consolidated Balance Sheets as of January 3, 2021 and December 29, 2019

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 3, 2021

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 3, 2021

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

4.2
Description of PerkinElmer, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed with the Commission on February 25, 2020 as Exhibit 4.2 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

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
4.6
Fourth Supplemental Indenture, dated as of April 11, 2018, among PerkinElmer, Inc., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of note contained therein) filed with the Commission on April 11, 2018 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference

4.7
Paying Agency Agreement, dated as of April 11, 2018, among PerkinElmer, Inc., U.S. Bank National Association, as trustee, transfer agent and registrar, and Elavon Financial Services DAC, UK Branch, as paying agent, filed with the Commission on April 11, 2018 as Exhibit 4.3 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference.

4.8
Fifth Supplemental Indenture, dated as of September 12, 2019, by and between PerkinElmer, Inc. and U.S. Bank National Association, as trustee (including the form of note contained therein) filed with the Commission on September 12, 2019 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference.

10.1
Credit Agreement, dated as of September 17, 2019, among the PerkinElmer, Inc., PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V. as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Commission on September 17, 2019 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-05075) and incorporated herein by reference.

10.2
First Amendment to Credit Agreement, dated as of October 21, 2019, among PerkinElmer, Inc., PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V., as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Commission on February 25, 2020 as Exhibit 10.2 to our annual report on Form 10-K (File No. 001-5075) and incorporated herein by reference.

10.3
Second Amendment to Credit Agreement, dated as of February 27, 2020, among PerkinElmer, Inc., PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V., as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Commission on May 12, 2020 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-5075) and incorporated herein by reference.

10.4*	Employment Contracts:

(1) Amended and Restated Employment Agreement, dated as of August 21, 2019, between Dr. Prahlad R. Singh and PerkinElmer, Inc., filed with the Commission on August 21, 2019 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and incorporated herein by reference.

(2) Employment Agreement between Joel S. Goldberg and PerkinElmer, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference;

(3) Form of Amendment between Joel S. Goldberg and PerkinElmer, Inc. dated as of December 3, 2010, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(4) Amended and Restated Employment Agreement between Andrew Okun and PerkinElmer, Inc. dated as of January 1, 2014, filed with the Commission on February 25, 2014 as Exhibit 10.2(10) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(5) Employment Agreement between Daniel R. Tereau and PerkinElmer, Inc. dated as of February 1, 2016, filed with the Commission on March 1, 2016 as Exhibit 10.2(8) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(6) Employment Agreement between Tajinder Vohra and PerkinElmer, Inc. dated as of January 29, 2018, filed with the Commission on May 8, 2018 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

(7) Employment Agreement between James Mock and PerkinElmer, Inc., dated as of April 10, 2018, filed with the Commission on April 13, 2018 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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

10.13*
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

10.16*	PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2021, attached hereto as Exhibit 10.16.

10.17*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, as further amended, filed with the Commission on February 26, 2019 as Exhibit 10.26 to our annual report on Form 10-K (file No. 001-05075) and herein incorporated by reference.

10.18*
PerkinElmer, Inc. Amended and Restated Global Incentive Compensation Plan (Executive Officers) effective December 30, 2019, filed with the Commission on February 25, 2020 as Exhibit 10.20 to our annual report on Form 10-K (file No. 001-05075) and herein incorporated by reference.

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

10.21*
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
10.25*
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 3, 2021, (ii) Consolidated Balance Sheets as of January 3, 2021 and December 29, 2019, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 3, 2021, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 3, 2021, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 3, 2021, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Schedule of Valuation and Qualifying Accounts.

SCHEDULE II

PERKINELMER, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 3, 2021

Description	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Reserve for doubtful accounts:
Year ended December 30, 2018	$31,281	$2,503	$(2,295)	$(899)	$30,590
Year ended December 29, 2019	30,590	6,853	(3,009)	798	35,232
Year ended January 3, 2021	35,232	16,695	(5,857)	1,524	47,594
____________________________
(1)Other amounts primarily relate to the impact of acquisitions, discontinued operations and foreign exchange movements.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President and Chief Executive Officer	March 2, 2021
	Prahlad Singh, PhD	(Principal Executive Officer)

By:	/S/ JAMES M. MOCK	Sr. Vice President and	March 2, 2021
	James M. Mock	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President,	March 2, 2021
	Andrew Okun	Chief Accounting Officer and Treasurer (Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President, Chief Executive Officer and	March 2, 2021
	Prahlad Singh, PhD	Director (Principal Executive Officer)

By:	/s/ JAMES M. MOCK	Sr. Vice President and	March 2, 2021
	James M. Mock	Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANDREW OKUN	Vice President, Chief Accounting Officer	March 2, 2021
	Andrew Okun	and Treasurer (Principal Accounting Officer)

By:	/s/ PETER BARRETT, PhD	Director	March 2, 2021
Peter Barrett, PhD

By:	/s/ SAMUEL R. CHAPIN	Director	March 2, 2021
Samuel R. Chapin

By:	/s/ SYLVIE GRÉGOIRE, PharmD	Director	March 2, 2021
Sylvie Grégoire, PharmD

By:	/s/ ALEXIS P. MICHAS	Director	March 2, 2021
Alexis P. Michas

By:	/s MICHEL VOUNATSOS	Director	March 2, 2021
Michel Vounatsos

By:	/s/ FRANK WITNEY, PhD	Director	March 2, 2021
Frank Witney, PhD

By:	/s/ PASCALE WITZ	Director	March 2, 2021
Pascale Witz