Form 10-Q
period 2021-04-04
PERKINELMER INC
filed 2021-05-11
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 6, 2021, there were outstanding 112,091,175 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands, except per share data)
Product revenue	$811,552	$425,529
Service revenue	496,137	226,867
Total revenue	1,307,689	652,396
Cost of product revenue	339,312	206,190
Cost of service revenue	183,231	138,183
Total cost of revenue	522,543	344,373
Selling, general and administrative expenses	251,410	208,569
Research and development expenses	60,216	48,914
Restructuring and other costs, net	5,744	5,858
Operating income from continuing operations	467,776	44,682
Interest and other (income) expense, net	(12,706)	9,993
Income from continuing operations before income taxes	480,482	34,689
Provision for income taxes	101,139	974
Income from continuing operations	379,343	33,715
Loss on disposition of discontinued operations before income taxes	—	—
Provision for income taxes on discontinued operations and dispositions	38	50
Loss from discontinued operations and dispositions	(38)	(50)
Net income	$379,305	$33,665
Basic earnings per share:
Income from continuing operations	$3.39	$0.30
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$3.39	$0.30
Diluted earnings per share:
Income from continuing operations	$3.37	$0.30
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$3.37	$0.30
Weighted average shares of common stock outstanding:
Basic	112,028	111,121
Diluted	112,495	111,644
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Net income	$379,305	$33,665
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(72,305)	(78,593)
Unrealized gain (loss) on securities, net of income taxes	94	(88)
Other comprehensive loss	(72,211)	(78,681)
Comprehensive income (loss)	$307,094	$(45,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 4, 2021	January 3, 2021
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$988,234	$402,036
Accounts receivable, net	978,598	1,155,109
Inventories	529,908	514,567
Other current assets	177,831	167,208
Total current assets	2,674,571	2,238,920
Property, plant and equipment, net	371,102	368,304
Operating lease right-of-use assets	213,306	207,236
Intangible assets, net	1,473,256	1,365,693
Goodwill	3,683,790	3,447,114
Other assets, net	346,700	333,048
Total assets	$8,762,725	$7,960,315
Current liabilities:
Current portion of long-term debt	$358,435	$380,948
Accounts payable	339,326	327,325
Accrued expenses and other current liabilities	822,749	943,916
Total current liabilities	1,520,510	1,652,189
Long-term debt	2,219,670	1,609,701
Long-term liabilities	827,636	774,531
Operating lease liabilities	192,604	188,402
Total liabilities	4,760,420	4,224,823
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,066,000 shares and 112,090,000 shares at April 4, 2021 and January 3, 2021, respectively	112,066	112,090
Capital in excess of par value	115,690	148,101
Retained earnings	3,878,721	3,507,262
Accumulated other comprehensive loss	(104,172)	(31,961)
Total stockholders’ equity	4,002,305	3,735,492
Total liabilities and stockholders’ equity	$8,762,725	$7,960,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three-Month Period Ended April 4, 2021
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, January 3, 2021	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	379,305	—	379,305
Other comprehensive loss	—	—	—	(72,211)	(72,211)
Dividends	—	—	(7,846)	—	(7,846)
Exercise of employee stock options and related income tax benefits	95	4,892	—	—	4,987
Issuance of common stock for employee stock purchase plans	—	8	—	—	8
Purchases of common stock	(295)	(42,484)	—	—	(42,779)
Issuance of common stock for long-term incentive program	176	4,274	—	—	4,450
Stock compensation	—	899	—	—	899
Balance, April 4, 2021	$112,066	$115,690	$3,878,721	$(104,172)	$4,002,305

	For the Three-Month Period Ended April 5, 2020
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-02	—	—	(1,328)	—	(1,328)
Net income	—	—	33,665	—	33,665
Other comprehensive loss	—	—	—	(78,681)	(78,681)
Dividends	—	—	(7,779)	—	(7,779)
Exercise of employee stock options and related income tax benefits	21	1,085	—	—	1,106
Issuance of common stock for employee stock purchase plans	14	1,242	—	—	1,256
Purchases of common stock	(66)	(6,276)	—	—	(6,342)
Issuance of common stock for long-term incentive program	197	2,831	—	—	3,028
Stock compensation	—	997	—	—	997
Balance, April 5, 2020	$111,306	$90,236	$2,836,531	$(278,327)	$2,759,746

The accompanying notes are an integral part of these consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Operating activities:
Net income	$379,305	$33,665
Loss from discontinued operations and dispositions, net of income taxes	38	50
Income from continuing operations	379,343	33,715
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	5,157	3,050
Restructuring and other costs, net	5,744	5,858
Depreciation and amortization	70,186	60,758
Change in fair value of contingent consideration	240	(12,325)
Amortization of deferred debt financing costs and accretion of discounts	896	707
Change in fair value of financial securities	(19,298)	—
Amortization of acquired inventory revaluation	2,981	1,088
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	165,190	80,600
Inventories	(15,008)	(54,758)
Accounts payable	(5,048)	3,164
Accrued expenses and other	(116,883)	(61,807)
Net cash provided by operating activities of continuing operations	473,500	60,050
Investing activities:
Capital expenditures	(14,311)	(20,488)
Purchases of investments	(4,000)	(1,638)
Proceeds from disposition of businesses and assets	—	60
Proceeds from surrender of life insurance policies	—	52
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(443,543)	—
Net cash used in investing activities of continuing operations	(461,854)	(22,014)
Financing activities:
Payments on borrowings	(743,545)	(141,000)
Proceeds from borrowings	584,000	125,000
Proceeds from sale of senior unsecured notes	799,856	—
Payments of debt financing costs	(7,882)	—
Settlement of cash flow hedges	6,005	8,708
Net payments on other credit facilities	(9,799)	(4,283)
Proceeds from issuance of common stock under stock plans	4,987	1,106
Purchases of common stock	(42,779)	(6,342)
Dividends paid	(7,852)	(7,781)
Net cash provided by (used in) financing activities of continuing operations	582,991	(24,592)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,849)	(10,169)
Net increase in cash, cash equivalents and restricted cash	587,788	3,275
Cash, cash equivalents and restricted cash at beginning of period	402,613	191,894
Cash, cash equivalents and restricted cash at end of period	$990,401	$195,169

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$988,234	$195,146
Restricted cash included in other current assets	2,167	23
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$990,401	$195,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC (the “2020 Form 10-K”). The balance sheet amounts at January 3, 2021 in this report were derived from the Company’s audited 2020 consolidated financial statements included in the 2020 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 4, 2021 and April 5, 2020, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 2, 2022 ("fiscal year 2021") will include 52 weeks, and the fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks.
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions and adds guidance to reduce complexity in accounting for income taxes. Specifically, this guidance: (1) removes the intraperiod tax allocation exception to the incremental approach; (2) removes the ownership changes in investments exception in determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting and applies this provision on a modified retrospective basis through a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption; and (3) removes the exception to using the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies accounting principles by making other changes, including requiring an entity to: (1) evaluate whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction; (2) make a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and to apply this provision retrospectively to all periods presented; and (3) recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and apply this provision either retrospectively for all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The provisions of this guidance (except as specifically mentioned above) are to be applied prospectively upon their effective date. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. In accordance with ASU 2019-12, the Company adopted the guidance beginning on January 4, 2021. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments' revenue.

	Reportable Segments
	Three Months Ended
	April 4, 2021			April 5, 2020
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$175,115	$400,927	$576,042	$169,116	$105,157	$274,273
Europe	135,458	311,743	447,201	118,657	81,599	200,256
Asia	144,036	140,410	284,446	110,622	67,245	177,867
	$454,609	$853,080	$1,307,689	$398,395	$254,001	$652,396

Primary end-markets
Diagnostics	$—	$853,080	$853,080	$—	$254,001	$254,001
Life sciences	277,201	—	277,201	245,733	—	245,733
Applied markets	177,408	—	177,408	152,662	—	152,662
	$454,609	$853,080	$1,307,689	$398,395	$254,001	$652,396

Timing of revenue recognition
Products and services transferred at a point in time	$326,662	$615,106	$941,768	$267,907	$231,653	$499,560
Services transferred over time	127,947	237,974	365,921	130,488	22,348	152,836
	$454,609	$853,080	$1,307,689	$398,395	$254,001	$652,396

Major Customer Concentration
Revenues from one customer in the Company's Diagnostics segment represent approximately $205.6 million of the Company's total revenue for the three months ended April 4, 2021.
Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of April 4, 2021 and January 3, 2021 were $50.2 million and $59.5 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the three months ended April 4, 2021 was $37.8 million. The increase in unbilled receivables during the three months ended April 4, 2021 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $28.5 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or "Accrued expenses and other current liabilities" or as long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of April 4, 2021 and January 3, 2021 were $221.0 million and $238.1 million, respectively. The increase in contract liabilities during the three months ended April 4, 2021 due to cash received, excluding amounts recognized as revenue during the period, was $20.9 million. The amount of revenue recognized during the three months ended April 4, 2021 that was included in the contract liability balance at the beginning of the period was $38.0 million.

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

Note 3: Business Combinations
Acquisitions in fiscal year 2021
During the first quarter of fiscal year 2021, the Company completed the acquisition of two businesses for aggregate consideration of $593.4 million. The acquired businesses were Oxford Immunotec Global PLC ("Oxford"), a company based in Abingdon, UK with approximately 275 employees, which was acquired on March 8, 2021 for a total consideration of $590.9 million and one other business, which was acquired for a total consideration of $2.5 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery and Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names, and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.1 years.

The total purchase price for the acquisitions in fiscal year 2021 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Preliminary
	Oxford	Other
	(In thousands)
Fair value of business combination:
Cash payments	$590,865	$2,250
Other liability	—	250
Less: cash acquired	(149,586)	—
Total	$441,279	$2,500
Identifiable assets acquired and liabilities assumed:
Current assets	$25,815	$25
Property, plant and equipment	12,404	65
Other assets	10,553	—
Identifiable intangible assets:
Core technology	150,000	2,410
Trade names	23,800	—
Customer relationships	6,800	—
Goodwill	280,944	—
Deferred taxes	(33,072)	—
Deferred revenue	(102)	—
Debt assumed	(331)	—
Liabilities assumed	(35,532)	—
Total	$441,279	$2,500
Acquisitions in fiscal year 2020
During the fiscal year 2020, the Company completed the acquisition of four businesses for aggregate consideration of $438.7 million. The acquired businesses were Horizon Discovery Group plc (“Horizon”), a company based in Cambridge, UK with approximately 400 employees, which was acquired on December 23, 2020 for a total consideration of $399.4 million (£296.0 million), and three other businesses, which were acquired for a total consideration of $39.3 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. The Company has reported the operations for these acquisitions within the results of the Company's Diagnostics and Discovery & Analytical Solutions segments, as applicable, from the acquisition dates. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and in-process research and development, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

The total purchase price for the acquisitions in fiscal year 2020 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Preliminary
	Horizon	Other
	(In thousands)
Fair value of business combination:
Cash payments	$399,005	$38,243
Other liability	396	1,263
Working capital and other adjustments	—	(384)
Less: cash acquired	(25,539)	(1,300)
Total	$373,862	$37,822
Identifiable assets acquired and liabilities assumed:
Current assets	$29,762	$5,770
Property, plant and equipment	17,729	2,673
Other assets	17,743	371
Identifiable intangible assets:
Core technology	60,000	5,730
Trade names	4,900	680
Customer relationships	97,600	10,923
Goodwill	202,071	16,016
Deferred taxes	(22,651)	(1,132)
Deferred revenue	(2,031)	—
Debt assumed	—	(29)
Liabilities assumed	(41,961)	(3,180)
Total	$373,862	$37,822

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
As of April 4, 2021, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $7.3 million. As of April 4, 2021, the Company has recorded contingent consideration obligations of $3.1 million, of which $3.0 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. As of January 3, 2021, the Company had recorded contingent consideration obligations with an estimated fair value of $3.0 million, of which $2.9 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 1.8 years from April 4, 2021, and the remaining weighted average expected earnout period at April 4, 2021 was 1.1 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three months ended April 4, 2021 and April 5, 2020 were $4.4 million and $12.4 million, respectively. These amounts included $5.4 million and $12.3 million of incentive award associated with the Company's acquisition of Meizheng Group for the three months ended April 4, 2021 and April 5, 2020, respectively. Net foreign exchange gain and interest expense related to the Company's acquisition of Oxford for the three months ended April 4, 2021 amounted to $5.4 million and $0.2 million, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

Note 4: Restructuring and Other Costs, Net
The Company implemented a restructuring plan in the first quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan"). The Company implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). The Company implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2020 Form 10-K.

The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2021 and 2020 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2021 Plan	77	$3,941	$1,615	$—	$—	$5,556	Q4 FY2021	—
Q3 2020 Plan	23	2,080	901	—	—	2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022
The Company recorded pre-tax charges of $0.2 million and $1.4 million associated with relocating facilities during the three months ended April 4, 2021 and April 5, 2020, respectively, in the Discovery & Analytical Solutions segment. The Company expects to make payments on these relocation activities through end of fiscal year 2021.
At April 4, 2021, the Company had $10.1 million recorded for accrued restructuring and other costs, of which $8.6 million was recorded in short-term accrued restructuring and other costs, $0.2 million was recorded in operating lease right-of-use assets, and $1.2 million was recorded in operating lease liabilities. At January 3, 2021, the Company had $8.3 million recorded for accrued restructuring and other costs, of which $4.7 million was recorded in short-term accrued restructuring and other costs, $0.3 million was recorded in operating lease right-of-use assets, $2.0 million was recorded in accrued expenses and other current liabilities, and $1.3 million was recorded in operating lease liabilities. The following table summarizes the Company's restructuring accrual balances and related activity by restructuring plan, as well as other accrual balances and related activity, during the three months ended April 4, 2021:

	Balance at January 3, 2021	2021 Charges	2021 Changes in Estimates, Net	2021 Amounts Paid	Balance at April 4, 2021
	(In thousands)
Severance:
Q1 2021 Plan	$—	$5,556	$—	$(917)	$4,639
Q3 2020 Plan	1,167	—	—	(443)	724
Q1 2020 Plan	872	—	—	(268)	604

Facility:
Q1 2020 Plan	394	—	—	(85)	309

Previous Plans	3,550	—	—	(106)	3,444
Restructuring	5,983	5,556	—	(1,819)	9,720
Contract Termination	318	—	35	(15)	338
Other Costs	1,998	188	—	(2,186)	—
Total Restructuring and Other Liabilities	$8,299	$5,744	$35	$(4,020)	$10,058

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Interest income	$(411)	$(265)
Interest expense	14,126	13,665
Change in fair value of financial securities	(19,298)	—
Other income, net	(7,123)	(3,407)
Total interest and other (income) expense, net	$(12,706)	$9,993
Foreign currency transaction losses were $1.3 million and $7.9 million for the three months ended April 4, 2021 and April 5, 2020, respectively. Net gains from forward currency hedge contracts were $4.7 million and $9.6 million for the three months ended April 4, 2021 and April 5, 2020, respectively.

Note 6: Inventories

Inventories as of April 4, 2021 and January 3, 2021 consisted of the following:

	April 4, 2021	January 3, 2021
	(In thousands)
Raw materials	$196,712	$205,022
Work in progress	44,676	35,160
Finished goods	288,520	274,385
Total inventories	$529,908	$514,567

Note 7: Income Taxes
During the first three months of fiscal years 2021 and 2020, the Company recorded a net discrete income tax expense of $2.0 million and a net discrete income tax benefit of $4.9 million, respectively. The primary components of the discrete tax expense in the first three months of fiscal year 2021 included various tax return to provision adjustments totaling $1.8 million and a $1.5 million accrual for foreign earnings, which were partially offset by excess tax benefits on stock compensation of $3.1 million. The most significant discrete tax benefits in the first three months of fiscal year 2020 included excess tax benefits on stock compensation of $1.6 million and $3.8 million associated with a valuation allowance reversal.

Note 8: Debt

Senior Unsecured Revolving Credit Facility. The Company's senior unsecured revolving credit facility provides for $1.0 billion of revolving loans that may be either US Dollar Base Rate loans or Eurocurrency Rate loans, as those terms are defined in the credit agreement, and has an initial maturity of September 17, 2024. As of April 4, 2021, the senior unsecured revolving credit facility had no outstanding borrowings, and $2.4 million of unamortized debt issuance costs. As of January 3, 2021, the senior unsecured revolving credit facility had outstanding borrowings of $158.6 million, and $2.6 million of unamortized debt issuance costs.
1.875% Senior Unsecured Notes due 2026. On July 19, 2016, the Company issued €500.0 million aggregate principal amount of senior unsecured notes due in 2026 (the “2026 Notes”) in a registered public offering and received approximately €492.3 million of net proceeds from the issuance. The 2026 Notes were issued at 99.118% of the principal amount, which resulted in a discount of €4.4 million. The 2026 Notes mature in July 2026 and bear interest at an annual rate of 1.875%. Interest on the 2026 Notes is payable annually on July 19th each year. The proceeds from the 2026 Notes were used to pay in full the outstanding balance of the Company's previous senior unsecured revolving credit facility. As of April 4, 2021, the 2026 Notes had an aggregate carrying value of $582.4 million, net of $3.0 million of unamortized original issue discount and $2.7 million of unamortized debt issuance costs. As of January 3, 2021, the 2026 Notes had an aggregate carrying value of $604.7 million, net of $3.3 million of unamortized original issue discount and $2.8 million of unamortized debt issuance costs.

0.6% Senior Unsecured Notes due in 2021. On April 11, 2018, the Company issued €300.0 million aggregate principal amount of senior unsecured notes due in 2021 (the “2021 Notes”) in a registered public offering and received approximately €298.7 million of net proceeds from the issuance. The 2021 Notes were issued at 99.95% of the principal amount, which resulted in a discount of €0.2 million. As of April 4, 2021, the 2021 Notes had an aggregate carrying value of $352.8 million, net of $656 of unamortized original issue discount and $9,631 of unamortized debt issuance costs. As of January 3, 2021, the 2021 Notes had an aggregate carrying value of $366.2 million, net of $16,200 of unamortized original issue discount and $0.2 million of unamortized debt issuance costs. The 2021 Notes matured in April 2021 and bore interest at an annual rate of 0.6%. Interest on the 2021 Notes was payable annually on April 9th each year.
On April 9, 2021, the Company redeemed all of its outstanding 2021 Notes and paid an aggregate principal amount of $337.1 million.
3.3% Senior Unsecured Notes due in 2029. On September 12, 2019, the Company issued $850.0 million aggregate principal amount of senior unsecured notes due in 2029 (the "2029 Notes”) in a registered public offering and received $847.2 million of net proceeds from the issuance. The 2029 Notes were issued at 99.67% of the principal amount, which resulted in a discount of $2.8 million. As of April 4, 2021, the 2029 Notes had an aggregate carrying value of $840.8 million, net of $2.4 million of unamortized original issue discount and $6.8 million of unamortized debt issuance costs. As of January 3, 2021, the 2029 Notes had an aggregate carrying value of $840.6 million, net of $2.5 million of unamortized original issue discount and $6.9 million of unamortized debt issuance costs. The 2029 Notes mature in September 2029 and bear interest at an annual rate of 3.3%. Interest on the 2029 Notes is payable semi-annually on March 15th and September 15th each year.
2.55% Senior Unsecured Notes due in 2031. On March 8, 2021, the Company issued $400.0 million aggregate principal amount of senior unsecured notes due in 2031 (the "2031 Notes”) in a registered public offering and received $399.9 million of net proceeds from the issuance. The 2031 Notes were issued at 99.965% of the principal amount, which resulted in a discount of $0.1 million. As of April 4, 2021, the 2031 Notes had an aggregate carrying value of $396.1 million, net of $0.1 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs. The 2031 Notes mature in March 2031 and bear interest at an annual rate of 2.55%. Interest on the 2031 Notes is payable semi-annually on March 15th and September 15th each year. Prior to December 15, 2030 (three months prior to their maturity date), the Company may redeem the 2031 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2031 Notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that the 2031 Notes matured on December 15, 2030, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2031 Notes) plus 15 basis points, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. At any time on or after December 15, 2030, the Company may redeem the 2031 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of the 2031 Notes due to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the 2031 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the 2031 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
3.625% Senior Unsecured Notes due in 2051. On March 8, 2021, the Company issued $400.0 million aggregate principal amount of senior unsecured notes due in 2051 (the "2051 Notes”) in a registered public offering and received $400.00 million of net proceeds from the issuance. The 2051 Notes were issued at 99.999% of the principal amount, which resulted in a discount of $4,000. As of April 4, 2021, the 2051 Notes had an aggregate carrying value of $395.3 million, net of $4,000 of unamortized original issue discount and $4.7 million of unamortized debt issuance costs. The 2051 Notes mature in March 2051 and bear interest at an annual rate of 3.625%. Interest on the 2051 Notes is payable semi-annually on March 15th and September 15th each year. Prior to September 15, 2050 (six months prior to their maturity date), the Company may redeem the 2051 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2051 Notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that the 2051 Notes matured on September 15, 2050, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2051 Notes) plus 20 basis points, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. At any time on or after September 15, 2050, the Company may redeem the 2051 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of the 2051 Notes due to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the 2051 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the 2051 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Other Debt Facilities. The Company's other debt facilities include Euro-denominated bank loans with an aggregate carrying value of $11.9 million (or €10.1 million) and $17.0 million (or €13.9 million) as of April 4, 2021 and January 3, 2021, respectively. These bank loans are primarily utilized for financing fixed assets and are required to be repaid in monthly or quarterly installments with maturity dates extending to 2028.
In addition, the Company had secured bank loans in the aggregate amount of $0.8 million and $6.1 million as of April 4, 2021 and January 3, 2021, respectively. The secured bank loans are required to be repaid in monthly installments until 2022.

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

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Number of common shares—basic	112,028	111,121
Effect of dilutive securities:
Stock options	359	480
Restricted stock awards	108	43
Number of common shares—diluted	112,495	111,644
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	162	491
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 10: Industry Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1 to the audited consolidated financial statements in the 2020 Form 10-K.

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

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$267,255	$215,356
Service revenue	187,354	183,039
Total revenue	454,609	398,395
Operating income from continuing operations	42,947	28,513
Diagnostics
Product revenue	544,297	210,173
Service revenue	308,783	43,828
Total revenue	853,080	254,001
Operating income from continuing operations	441,467	29,591
Corporate
Operating loss from continuing operations	(16,638)	(13,422)
Continuing Operations
Product revenue	811,552	425,529
Service revenue	496,137	226,867
Total revenue	1,307,689	652,396
Operating income from continuing operations	467,776	44,682
Interest and other (income) expense, net (see Note 5)	(12,706)	9,993
Income from continuing operations before income taxes	$480,482	$34,689

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	April 4, 2021	January 3, 2021
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(103,242)	$(30,937)
Unrecognized prior service costs, net of income taxes	(747)	(747)
Unrealized net losses on securities, net of income taxes	(183)	(277)
Accumulated other comprehensive loss	$(104,172)	$(31,961)

Stock Repurchases:
On July 31, 2020, the Company's Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 4, 2021, the Company repurchased 233,000 shares of common stock under the Repurchase Program for an aggregate cost of $33.6 million. As of April 4, 2021, $216.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended April 4, 2021, the Company repurchased 61,791 shares of common stock for this purpose at an aggregate cost of $9.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2021 and in each quarter of fiscal year 2020. At April 4, 2021, the Company had accrued $7.9 million for dividends declared on January 28, 2021 for the first quarter of fiscal year 2021 that were paid on May 7, 2021. On April 29, 2021, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2021 that will be payable in August 2021. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 12: Stock Plans
The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock option grants, restricted stock awards, performance restricted stock units, performance units and stock awards, included in the Company’s condensed consolidated statements of operations for the three months ended April 4, 2021 and April 5, 2020:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Cost of revenue	$396	$254
Research and development expenses	197	272
Selling, general and administrative expenses	4,564	2,524
Total stock-based compensation expense	$5,157	$3,050
The total income tax benefit recognized in the condensed consolidated statements of operations for stock-based compensation was $4.1 million and $2.2 million for the three months ended April 4, 2021 and April 5, 2020, respectively. Stock-based compensation costs capitalized as part of inventory were $0.5 million and $0.3 million as of April 4, 2021 and April 5, 2020, respectively.
Stock Options: The fair value of each option grant is estimated using the Black-Scholes option pricing model. The Company’s weighted-average assumptions used in the Black-Scholes option pricing model were as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020
Risk-free interest rate	0.6%	0.9%
Expected dividend yield	0.2%	0.3%
Expected term	5 years	5 years
Expected stock volatility	27.3%	23.8%
The following table summarizes stock option activity for the three months ended April 4, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Total Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding at January 3, 2021	961	$74.40
Granted	162	134.53
Exercised	(96)	53.98
Forfeited	(7)	88.54
Outstanding at April 4, 2021	1,020	$85.78	4.3	$46.2
Exercisable at April 4, 2021	640	$72.63	3.2	$36.7
The weighted-average per-share grant-date fair value of options granted during the three months ended April 4, 2021 and April 5, 2020 was $32.90 and $18.98. The total intrinsic value of options exercised during the three months ended April 4, 2021 and April 5, 2020 was $9.5 million and $0.9 million, respectively. Cash received from option exercises for the three months ended April 4, 2021 and April 5, 2020 was $5.0 million and $1.1 million, respectively.

The total compensation expense recognized related to the Company’s outstanding options was $0.9 million and $1.0 million for the three months ended April 4, 2021 and April 5, 2020, respectively.
There was $8.9 million of total unrecognized compensation cost related to nonvested stock options granted as of April 4, 2021. This cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Awards: The following table summarizes restricted stock award activity for the three months ended April 4, 2021:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Nonvested at January 3, 2021	296	$85.67
Granted	102	129.27
Vested	(102)	83.16
Forfeited	(5)	86.90
Nonvested at April 4, 2021	291	$101.83
The fair value of restricted stock awards vested during the three months ended April 4, 2021 and April 5, 2020 was $8.5 million and $11.6 million, respectively. The total compensation expense recognized related to the Company’s outstanding restricted stock awards was $2.8 million and $2.4 million for the three months ended April 4, 2021 and April 5, 2020, respectively.
As of April 4, 2021, there was $23.4 million of total unrecognized compensation cost related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.
Performance Restricted Stock Units: As part of the Company's executive compensation program, the Company granted 77,373 performance restricted stock units during the three months ended April 4, 2021 that will vest based on performance of the Company. The weighted-average per-share grant date fair value of performance restricted stock units granted during the three months ended April 4, 2021 was $113.44. During the three months ended April 4, 2021, no performance restricted stock units were forfeited. The total compensation expense recognized related to performance restricted stock units was $1.4 million and $0.6 million for the three months ended April 4, 2021 and April 5, 2020, respectively. As of April 4, 2021, there were 128,386 performance restricted stock units outstanding.
Performance Units: No performance units were granted during the three months ended April 4, 2021. During the three months ended April 4, 2021, no performance units were forfeited. The total compensation expense (income) recognized related to performance units was $0.1 million and $(1.0) million for the three months ended April 4, 2021 and April 5, 2020, respectively. As of April 4, 2021, there were no performance units outstanding.
Stock Awards: The Company’s stock award program provides an annual equity award to non-employee directors. During the three months ended April 4, 2021, the Company awarded no shares to non-employee directors. The total compensation expense recognized related to the stock awards were minimal for the three months ended April 5, 2020.
Employee Stock Purchase Plan: During the three months ended April 4, 2021, the Company issued 58 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $136.33 per share. During the three months ended April 5, 2020, the Company issued 13,612 shares of common stock under the Company's Employee Stock Purchase Plan at a weighted-average price of $92.25 per share. At April 4, 2021, an aggregate of 0.8 million shares of the Company’s common stock remained available for sale to employees out of the 5.0 million shares authorized by shareholders for issuance under this plan.

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

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 4, 2021, its annual impairment testing date for fiscal year 2021. The Company concluded that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20% for each reporting unit, except for the Company's Tulip reporting unit which had a fair value that was between 10% and 20% more than its carrying value. The range of the long-term terminal growth rates for the Company’s reporting units was 3% to 5% for the fiscal year 2021 impairment analysis. The range for the discount rates for the reporting units was 8.0% to 12.5%. Keeping all other variables constant, a 10% change in any one of these input assumptions for the various reporting units, except for the Tulip reporting unit, would still allow the Company to conclude that there was no impairment of goodwill. As of January 4, 2021, the Company's Tulip reporting unit, which had a goodwill balance of $77.8 million, was at increased risk of an impairment charge given its ongoing weakness due to the impact of COVID-19. Despite the increased risk associated with this reporting unit, the Company does not currently expect a significant change in the key estimates or assumptions driving the fair value of this reporting unit that would lead to a material impairment charge.
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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2021 and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first three months of fiscal year 2021.
The changes in the carrying amount of goodwill for the three months ended April 4, 2021 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 3, 2021	$1,755,887	$1,691,227	$3,447,114
Foreign currency translation	(23,119)	(22,268)	(45,387)
Acquisitions, earn-outs and other	1,326	280,737	282,063
Balance at April 4, 2021	$1,734,094	$1,949,696	$3,683,790

Identifiable intangible asset balances by category were as follows:

	April 4, 2021	January 3, 2021
	(In thousands)
Patents	$30,843	$30,855
Less: Accumulated amortization	(28,484)	(28,440)
Net patents	2,359	2,415
Trade names and trademarks	120,444	98,661
Less: Accumulated amortization	(49,853)	(48,806)
Net trade names and trademarks	70,591	49,855
Licenses	58,705	58,700
Less: Accumulated amortization	(53,005)	(52,452)
Net licenses	5,700	6,248
Core technology	936,682	789,799
Less: Accumulated amortization	(411,558)	(398,992)
Net core technology	525,124	390,807
Customer relationships	1,334,715	1,357,660
Less: Accumulated amortization	(546,783)	(522,820)
Net customer relationships	787,932	834,840
In-process research and development	10,966	10,944
Net amortizable intangible assets	1,402,672	1,295,109
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,473,256	$1,365,693
Total amortization expense related to definite-lived intangible assets was $54.2 million and $47.3 million for the three months ended April 4, 2021 and April 5, 2020, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $167.1 million for the remainder of fiscal year 2021, $205.4 million for fiscal year 2022, $182.0 million for fiscal year 2023, $161.5 million for fiscal year 2024, and $133.7 million for fiscal year 2025.

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
A summary of warranty reserve activity is as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Balance at beginning of period	$12,073	$8,812
Provision charged to income	3,691	2,712
Payments	(6,182)	(3,266)
Adjustments to previously provided warranties, net	2,455	1,052
Foreign currency translation and acquisitions	(190)	(269)
Balance at end of period	$11,847	$9,041

Note 15: Employee Postretirement Benefit Plans

The following table summarizes the components of net periodic pension credit for the Company’s various defined benefit employee pension and postretirement plans:

	Defined Benefit Pension Benefits		Postretirement Medical Benefits
	Three Months Ended
	April 4, 2021	April 5, 2020	April 4, 2021	April 5, 2020
	(In thousands)
Service and administrative costs	$1,334	$1,907	$14	$18
Interest cost	2,377	3,144	17	24
Expected return on plan assets	(6,127)	(5,384)	(397)	(347)
Net periodic pension credit	$(2,416)	$(333)	$(366)	$(305)
During the three months ended April 4, 2021 and April 5, 2020, the Company contributed $1.8 million and $2.1 million, respectively, in the aggregate, to pension plans outside of the United States. During the three months ended April 4, 2021, the Company contributed $20.0 million to its defined benefit pension plan in the United States for the plan year 2019.
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur, in accordance with the Company's accounting method for defined benefit pension plans and other postretirement benefits as described in Note 1 of the Company's audited consolidated financial statements and notes included in its 2020 Form 10-K. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions. Service costs for plans in active accrual are included in operating expenses.

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
Principal hedged currencies include the British Pound, Euro, Indian Rupee, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $969.5 million, $808.0 million and $272.4 million at April 4, 2021, January 3, 2021 and April 5, 2020, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 4, 2021 and April 5, 2020.

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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $1,309.0 million as of April 4, 2021, combined Euro notional amounts of €33.4 million and combined U.S. Dollar notional amounts of $499.0 million as of January 3, 2021, and combined Euro notional amounts of €108.0 million and combined U.S. Dollar notional amounts of $138.9 million as of April 5, 2020. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 4, 2021 and April 5, 2020. The Company received $6.0 million and $8.7 million during the three months ended April 4, 2021 and April 5, 2020, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 4, 2021, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €299.7 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $21.6 million and $21.0 million for the three months ended April 4, 2021 and April 5, 2020, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million, or $220.0 million, and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At April 4, 2021, the fair value of the cross-currency swap was $(10.1) million, which was recorded in AOCI. The unrealized foreign exchange (losses) gains recorded in AOCI related to the cross-currency swap were $(10.1) million and $8.9 million for the three months ended April 4, 2021 and April 5, 2020, respectively.
During fiscal year 2020, the Company entered into a forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of April 4, 2021, the total notional amount of the forward foreign exchange contracts that were designated as cash flow hedges was €300.0 million. The unrealized foreign exchange gains recorded in earnings related to the cash flow hedges were $13.6 million for the three months ended April 4, 2021.
During fiscal year 2021, the Company entered into forward foreign exchange contracts, designated as a cash flow hedge, to hedge a portion of the 2026 Notes. The effective portion of the gain or loss of the cash flow hedge will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of April 4, 2021, the total notional amount of the forward foreign exchange contracts that were designated as cash flow hedges was €197.4 million. The unrealized foreign exchange loss recorded in earnings related to the cash flow hedge was $0.9 million for the three months ended April 4, 2021.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 17: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of April 4, 2021.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 4, 2021. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 4, 2021 and January 3, 2021 classified in one of the three classifications described above:

		Fair Value Measurements at April 4, 2021 Using:
	Total Carrying Value at April 4, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$41,531	$41,531	$—	$—
Foreign exchange derivative assets	17,840	—	17,840	—
Foreign exchange derivative liabilities	(18,561)	—	(18,561)	—
Contingent consideration	(3,124)	—	—	(3,124)

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,154	$2,154	$—	$—
Foreign exchange derivative assets	31,248	—	31,248	—
Foreign exchange derivative liabilities	(21,413)	—	(21,413)	—
Contingent consideration	(2,953)	—	—	(2,953)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 4, 2021 and January 3, 2021, none of the master netting arrangements involved collateral.
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
The fair values of contingent consideration are calculated on a quarterly basis based on a collaborative effort of the Company’s operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards achieving the revenue targets as compared to initial projections, with the impact of such adjustments being recorded in the Company's consolidated statements of operations.
As of April 4, 2021, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $7.3 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 1.8 years from April 4, 2021, and the remaining weighted average expected earnout period at April 4, 2021 was 1.1 years.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Balance at beginning of period	$(2,953)	$(35,481)
Amounts paid and foreign currency translation	69	379
Change in fair value (included within selling, general and administrative expenses)	(240)	12,325
Balance at end of period	$(3,124)	$(22,777)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company's outstanding senior unsecured notes had a fair value of $2,710.0 million and a carrying value of $2,567.5 million as of April 4, 2021. The Company's outstanding senior unsecured notes had a fair value of $1,984.3 million and a carrying value of $1,811.5 million as of January 3, 2021. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the senior revolving credit facility, had an aggregate carrying value of $12.7 million and $179.1 million as of April 4, 2021 and January 3, 2021, respectively. As of April 4, 2021, these consisted of bank loans in the aggregate amount of $12.7 million bearing fixed interest rates between 1.1% and 8.9% and a bank loan in the amount of $49,400 bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first three months of fiscal year 2021. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of April 4, 2021, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 18: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.1 million and $12.9 million as of April 4, 2021 and January 3, 2021, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims.

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
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 4, 2021 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the First Quarter of Fiscal Year 2021
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 2, 2022 ("fiscal year 2021") will include 52 weeks, and the fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks.
Our overall revenue in the first quarter of fiscal year 2021 was $1,307.7 million and increased $655.3 million, or 100%, as compared to the first quarter of fiscal year 2020, reflecting an increase of $599.1 million, or 236%, in our Diagnostics segment revenue and an increase of $56.2 million, or 14%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2021 was driven by growth across our core portfolio and COVID-19 product offerings. The increase in our Discovery & Analytical Solutions segment revenue for the first quarter of fiscal year 2021 was driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth of our Informatics business, partially offset by the loss of the extra week, rationalization of the Enterprise portfolio, and a decrease in revenue from our academia and governmental markets driven by difficult regional dynamics. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Our consolidated gross margins increased 1,283 basis points in the first quarter of fiscal year 2021, as compared to the first quarter of fiscal year 2020, primarily due to higher sales volume, favorable shift in product mix, service productivity and pricing initiatives, partially offset by increased amortization expense. Our consolidated operating margins increased 2,892 basis points in the first quarter of fiscal year 2021, as compared to the first quarter of fiscal year 2020, primarily due to higher sales volume, which was partially offset by increased costs related to amortization of acquired intangible assets, investments in new product development and growth initiatives.
Overall, we believe that our strategic priorities and recent portfolio transformations, coupled with our expanded range of product offerings, leading market positions, global scale and financial strength provide us with a foundation for continued growth.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (our “2020 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the three months ended April 4, 2021.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 4, 2021 was $1,307.7 million, as compared to $652.4 million for the three months ended April 5, 2020, an increase of $655.3 million, or approximately 100%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures and a 3% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 4, 2021 as compared to the three months ended April 5, 2020 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $853.1 million for the three months ended April 4, 2021, as compared to $254.0 million for the three months ended April 5, 2020, an increase of $599.1 million, or 236%, primarily due to growth across our core portfolio and COVID-19 product offerings. Our Discovery & Analytical Solutions segment revenue was $454.6 million for the three months ended April 4, 2021, as compared to $398.4 million for the three months ended April 5, 2020, an increase of $56.2 million, or 14%, driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $1.2 million of revenue for the three months ended April 4, 2021 and $0.2 million of revenue for the three months ended April 5, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended April 4, 2021 was $522.5 million, as compared to $344.4 million for the three months ended April 5, 2020, an increase of $178.2 million, or approximately 52%. As a percentage of revenue, cost of revenue decreased to 40.0% for the three months ended April 4, 2021, from 52.8% for the three months ended April 5, 2020, resulting in an increase in gross margin of 1,283 basis points to 60.0% for the three months ended April 4, 2021, from 47.2% for the three months ended April 5, 2020. Amortization of intangible assets increased and was $20.3 million for the three months ended April 4, 2021, as compared to $16.1 million for the three months ended April 5, 2020. Stock-based compensation expense was $0.4 million for the three months ended April 4, 2021 as compared to $0.3 million for the three months ended April 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $3.0 million for the three months ended April 4, 2021, as compared to $1.1 million for the three months ended April 5, 2020. In addition to the above items, the overall increase in gross margin was primarily the result of higher volume, favorable shift in product mix, service productivity and pricing initiatives, partially offset by increased amortization expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 4, 2021 were $251.4 million, as compared to $208.6 million for the three months ended April 5, 2020, an increase of $42.8 million, or 20.5%. As a percentage of revenue, selling, general and administrative expenses decreased and were 19.2% for the three months ended April 4, 2021, as compared to 32.0% for the three months ended April 5, 2020. Amortization of intangible assets increased and was $33.9 million for the three months ended April 4, 2021, as compared to $31.2 million for the three months ended April 5, 2020. Stock-based compensation expense was $4.6 million for the three months ended April 4, 2021 as compared to $2.5 million for the three months ended April 5, 2020. Other purchase accounting adjustments added an incremental expense of $0.2 million for the three months ended April 4, 2021, as compared to decreasing expense by $12.3 million for the three months ended April 5, 2020.

Acquisition and divestiture-related expenses added an incremental expense of $9.7 million for the three months ended April 4, 2021, as compared to an incremental expense of $12.4 million for the three months ended April 5, 2020. Legal costs for significant litigation matters and settlements added an incremental expense of $0.4 million for the three months ended April 5, 2020. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities and innovation, amplified by pandemic-related cost controls and disruptions in the prior year.
Research and Development Expenses
Research and development expenses for the three months ended April 4, 2021 were $60.2 million, as compared to $48.9 million for the three months ended April 5, 2020, an increase of $11.3 million, or 23.1%. As a percentage of revenue, research and development expenses decreased and were 4.6% for the three months ended April 4, 2021, as compared to 7.5% for the three months ended April 5, 2020. Stock-based compensation expense was $0.2 million for the three months ended April 4, 2021, as compared to $0.3 million for the three months ended April 5, 2020. The increase in research and development expenses was driven by our investments in new product development.
Restructuring and Other Costs, Net
We implemented a restructuring plan in the first quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan").We implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). We implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2020 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2021 and 2020 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q1 2021 Plan	77	$3,941	$1,615	$—	$—	$5,556	Q4 FY2021	—
Q3 2020 Plan	23	2,080	901	—	—	2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022
We do not currently expect to incur any future charges for these plans. We expect to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
We recorded pre-tax charges of $0.2 million and $1.4 million associated with relocating facilities during the three months ended April 4, 2021 and April 5, 2020, respectively, in the Discovery & Analytical Solutions segment. We expect to make payments on these relocation activities through end of fiscal year 2021.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 4, 2021	April 5, 2020
	(In thousands)
Interest income	$(411)	$(265)
Interest expense	14,126	13,665
Change in fair value of financial securities	(19,298)	—
Other income, net	(7,123)	(3,407)
Total interest and other (income) expense, net	$(12,706)	$9,993

Interest and other (income) expense, net, for the three months ended April 4, 2021 was $(12.7) million, as compared to $10.0 million for the three months ended April 5, 2020, a decrease of $22.7 million. The decrease in interest and other (income) expense, net, for the three months ended April 4, 2021, as compared to the three months ended April 5, 2020, was primarily due to a change in fair value of financial securities of $19.3 million that was recognized during the three months ended April 4, 2021 and an increase in other income, net of $3.7 million, partially offset by an increase of $0.5 million in interest expense for the three months ended April 4, 2021, as compared to the three months ended April 5, 2020. The increase of $3.7 million in other income, net for the three months ended April 4, 2021, as compared to the three months ended April 5, 2020, consisted primarily of higher foreign exchange gain related to foreign currency transactions and translation. The other components of net periodic pension credit were $3.7 million and $1.7 million for the three months ended April 4, 2021 and April 5, 2020, respectively. These amounts were included in other income, net.
Provision for Income Taxes
For the three months ended April 4, 2021, the provision for income taxes from continuing operations was $101.1 million, as compared to $1.0 million for the three months ended April 5, 2020. The effective tax rate from continuing operations was 21.1% for the three months ended April 4, 2021 as compared to 2.8% for the three months ended April 5, 2020. The higher effective tax rate during the three months ended April 4, 2021, as compared to the three months ended April 5, 2020, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2021 as compared to fiscal year 2020 and a net tax expense related to discrete items of $2.0 million for the three months ended April 4, 2021, as compared to $4.9 million of net tax benefit for the three months ended April 5, 2020. The discrete tax impact in the first three months of fiscal year 2021 included various tax return to provision adjustments totaling $1.8 million and a $1.5 million accrual for foreign earnings, which were partially offset by excess tax benefits on stock compensation of $3.1 million. The discrete tax benefits in the first three months of fiscal year 2020 included excess tax benefits on stock compensation of $1.6 million and $3.8 million associated with a valuation allowance reversal.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended April 4, 2021 was $454.6 million, as compared to $398.4 million for the three months ended April 5, 2020, an increase of $56.2 million, or 14%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures and a 3% increase in revenue attributable to favorable changes in foreign exchange rates. The life sciences market revenue accounted for $31.5 million of the increase while the applied markets revenue was $24.7 million of the increase. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended April 4, 2021, as compared to the three months ended April 5, 2020, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth of our Informatics business, partially offset by the loss of the extra week, rationalization of the Enterprise portfolio, and a decrease in revenue from our academia and governmental markets driven by difficult regional dynamics. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Operating income from continuing operations for the three months ended April 4, 2021 was $42.9 million, as compared to $28.5 million for the three months ended April 5, 2020, an increase of $14.4 million, or 51%. Amortization of intangible assets was $20.4 million for the three months ended April 4, 2021, as compared to $20.7 million for the three months ended April 5, 2020. Restructuring and other charges, net, were $4.1 million for the three months ended April 4, 2021, as compared to $3.9 million for the three months ended April 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.1 million for the three months ended April 4, 2021, as compared to $0.8 million for the three months ended April 5, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $7.0 million for the three months ended April 4, 2021, as compared to $24,000 for the three months ended April 5, 2020. Legal costs for significant litigation matters and settlements was $0.4 million for the three months ended April 5, 2020. In addition to the factors noted above, operating income increased for the three months ended April 4, 2021, as compared to the three months ended April 5, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended April 4, 2021 was $853.1 million, as compared to $254.0 million for the three months ended April 5, 2020, an increase of $599.1 million, or 236%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures and 4% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended April 4, 2021 and April 5, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the three months ended April 4, 2021 was driven by growth across our core and COVID-19 portfolio.
Operating income from continuing operations for the three months ended April 4, 2021 was $441.5 million, as compared to $29.6 million for the three months ended April 5, 2020, an increase of $411.9 million, or 1,392%. Amortization of intangible assets increased and was $33.7 million for the three months ended April 4, 2021, as compared to $26.5 million for the three months ended April 5, 2020. Restructuring and other charges, net, were $1.6 million for the three months ended April 4, 2021, as compared to $1.9 million for the three months ended April 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.9 million for the three months ended April 4, 2021, as compared to $0.3 million for the three months ended April 5, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $4.1 million for the three months ended April 4, 2021, as compared to $0.2 million for the three months ended April 5, 2020. In addition to the factors noted above, operating income increased for the three months ended April 4, 2021, as compared to the three months ended April 5, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.

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
At April 4, 2021, we had cash and cash equivalents of $988.2 million, of which $390.3 million was held by our non-U.S. subsidiaries, and we had $989.0 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at April 4, 2021.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We use our non-U.S. cash for needs outside of the U.S. including foreign operations, capital investments, acquisitions and repayment of debt. In addition, we transfer cash to the U.S. using nontaxable returns of capital, distribution of previously taxed income, as well as dividends, where the related income tax cost is managed efficiently. We have accrued tax expense on the unremitted earnings of foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and where the foreign earnings are not considered permanently reinvested. In accordance with the Tax Act, we are making scheduled annual cash payments on our accrued transition tax. The tax cost and related tax payments are not expected to be material to the execution of our business, investment and acquisition strategies. During the three months ended April 4, 2021, we paid a foreign tax assessment of $8.8 million, however, we are appealing the underlying tax decision.

On July 31, 2020, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 4, 2021, we repurchased 233,000 shares of common stock under the Repurchase Program for an aggregate cost of $33.6 million. As of April 4, 2021, $216.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 4, 2021, we repurchased 61,791 shares of common stock for this purpose at an aggregate cost of $9.2 million.
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
During the three months ended April 4, 2021, we contributed $1.8 million, in the aggregate, to pension plans outside of the United States and expect to contribute an additional $5.5 million by the end of fiscal year 2021. During the three months ended April 4, 2021, we contributed $20.0 million to our defined benefit pension plan in the United States for the plan year 2019. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. We recognize actuarial gains and losses in operating results in the fourth quarter of the year in which the gains and losses occur, unless there is an interim remeasurement required for one of our plans. It is difficult to reliably predict the magnitude of such adjustments for gains and losses in fiscal year 2021. These adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, a loss to operations will be recorded in fiscal year 2021. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, a gain will be recorded in fiscal year 2021.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $473.5 million for the three months ended April 4, 2021, as compared to net cash provided by continuing operations of $60.1 million for the three months ended April 5, 2020, an increase in cash provided by operating activities of $413.5 million. The cash provided by operating activities for the three months ended April 4, 2021 was principally a result of income from continuing operations of $379.3 million, and adjustments for non-cash charges aggregating to $65.9 million, including depreciation and amortization of $70.2 million, and a net cash increase in working capital of $28.3 million. During the three months ended April 4, 2021, we contributed $1.8 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States for the plan year 2019.
Investing Activities. Net cash used in investing activities was $461.9 million for the three months ended April 4, 2021, as compared to $22.0 million for the three months ended April 5, 2020, an increase of $439.8 million. For the three months ended April 4, 2021, the net cash used in investing activities was a result of cash used for acquisitions of $443.5 million, capital expenditures of $14.3 million and purchases of investments of $4.0 million. Cash used for capital expenditures was $20.5 million for the three months ended April 5, 2020. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the three months ended April 5, 2020, we used $1.6 million for purchases of investments, which was partially offset by $0.1 million each of proceeds from disposition of businesses and assets and proceeds from surrender of life insurance policies.
Financing Activities. Net cash provided by financing activities was $583.0 million for the three months ended April 4, 2021, as compared to net cash used in financing activities of $24.6 million for the three months ended April 5, 2020, an increase in cash provided by financing activities of $607.6 million. The cash provided by financing activities during the three months ended April 4, 2021 was a result of proceeds from the sale of unsecured senior notes, proceeds from borrowings, proceeds from settlement of forward foreign exchange contracts and proceeds from the issuance of common stock under stock plans. During the three months ended April 4, 2021, proceeds from the sale of unsecured senior notes were $799.9 million and our debt borrowings totaled $584.0 million. These were partially offset by debt payments of $743.5 million and debt issuance costs of $7.9 million during the three months ended April 4, 2021. This compares to debt borrowings of $125.0 million, which were more than offset by debt payments of $141.0 million during the three months ended April 5, 2020. Proceeds from settlement of forward foreign exchange contracts were $6.0 million during the three months ended April 4, 2021, as compared to $8.7 million for the three months ended April 5, 2020. Proceeds from the issuance of common stock under our stock plans were $5.0 million during the three months ended April 4, 2021, as compared to $1.1 million for the three months ended April 5, 2020. This cash provided by financing activities during the three months ended April 4, 2021 was partially offset by repurchase of our common stock pursuant to our Repurchase Program and equity incentive plans, net payments on other credit facilities and payments of dividends. During the three months ended April 4, 2021, we repurchased 233,000 shares of common stock under the Repurchase Program and 61,791 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $42.8 million. This compares to repurchases of 66,360 shares of our common stock pursuant to our equity incentive plans for the three months ended April 5, 2020, for a total cost of $6.3 million. During the three months ended April 4, 2021, we had net payments on other credit facilities of $9.8 million as compared to $4.3 million for the three months ended April 5, 2020. During the three months ended April 4, 2021, we paid $7.9 million in dividends as compared to $7.8 million for the three months ended April 5, 2020.
Borrowing Arrangements
See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2021 and in each quarter of fiscal year 2020. At April 4, 2021, we had accrued $7.9 million for dividends declared on January 28, 2021 for the first quarter of fiscal year 2021 that were paid on May 7, 2021. On April 29, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2021 that will be payable in August 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
On March 8, 2021, we issued $400.0 million aggregate principal amount of 2031 Notes in a registered public offering and received $399.9 million of net proceeds from the issuance. The 2031 Notes were issued at 99.965% of the principal amount, which resulted in a discount of $0.1 million. As of April 4, 2021, the 2031 Notes had an aggregate carrying value of $396.1 million, net of $0.1 million of unamortized original issue discount and $3.8 million of unamortized debt issuance costs. The 2031 Notes mature in March 2031 and bear interest at an annual rate of 2.55%.
On March 8, 2021, we issued $400.0 million aggregate principal amount of 2051 Notes in a registered public offering and received $400.00 million of net proceeds from the issuance. The 2051 Notes were issued at 99.999% of the principal amount, which resulted in a discount of $4,000. As of April 4, 2021, the 2051 Notes had an aggregate carrying value of $395.3 million, net of $4,000 of unamortized original issue discount and $4.7 million of unamortized debt issuance costs. The 2051 Notes mature in March 2051 and bear interest at an annual rate of 3.625%.
On April 9, 2021, we redeemed all of our outstanding 2021 Notes and paid an aggregate principal amount of $337.1 million.

Except as discussed above, our contractual obligations, as described in the contractual obligations table contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Form 10-K have not changed materially.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for a summary of recently adopted and issued accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. Our market risks are not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2020 Form 10-K.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2020 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
Interest Rate Risk—Sensitivity. Our 2020 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2020 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 4, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 4, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 4, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 4, 2021 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our Diagnostics segment has experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings as well as from the COVID-19 testing laboratory facilities we have developed with the State of California and the United Kingdom. The increased demand for these products is expected to continue into the third quarter of our fiscal year 2021, but the overall sustainability of the increase in associated revenue and valuation of our inventory remains largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products and successfully staff and manage the laboratories.
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of Oxford Immunotec Global PLC. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:
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
•changes in industries, such as pharmaceutical and biomedical,
•changes in the portions of our revenue represented by our various products and customers,
•our ability to introduce new products,
•our competitors’ announcement or introduction of new products, services or technological innovations,
•costs of raw materials, labor, energy or supplies,
•changes in healthcare or other reimbursement rates paid by government agencies and other third parties for certain of our products and services,
•our ability to realize the benefit of ongoing productivity initiatives,
•changes in the volume or timing of product orders,
•fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans,
•changes in our assumptions underlying future funding of pension obligations,
•changes in assumptions used to determine contingent consideration in acquisitions, and
•changes in foreign currency exchange rates.
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
As of April 4, 2021, our total assets included $5.2 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Our senior unsecured revolving credit facility, senior unsecured notes due in 2026 ("2026 Notes"), senior unsecured notes due in 2029 ("2029 Notes"), senior unsecured notes due in 2031 ("2031 Notes") and senior unsecured notes due in 2051 ("2051 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the 2026 Notes, the 2029 Notes, the 2031 Notes, the 2051 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.

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
On January 28, 2021, we announced that our Board of Directors (our "Board") had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2021 that was paid on May 7, 2021. On April 29, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2021 that will be payable in August 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
    Stock Repurchases

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2021—February 7, 2021	36,698	$147.08	—	$250,000,000
February 8, 2021—March 7, 2021	257,043	144.91	233,000	216,371,739
March 8, 2021—April 4, 2021	1,050	126.44	—	216,371,739
Activity for quarter ended April 4, 2021	294,791	$145.12	233,000	$216,371,739
 ____________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 4, 2021, we repurchased 61,791 shares of common stock for this purpose at an aggregate cost of $9.2 million.

(2)On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 4, 2021, we repurchased 233,000 shares of common stock under the Repurchase Program for an aggregate cost of $33.6 million. As of April 4, 2021, $216.4 million remained available for aggregate repurchases of shares under the Repurchase Program.

Item 6.Exhibits

Exhibit Number	Exhibit Name

10.1
Form of Restricted Stock Unit Agreement (Performance-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.1.

10.2
Form of Restricted Stock Unit Agreement (Performance-based vesting) with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.2.

10.3	Form of Restricted Stock Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.3.
10.4	Form of Restricted Stock Agreement with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.4.

10.5	PerkinElmer, Inc. Amended and Restated Global Incentive Compensation Plan (Executive Officers) effective January 4, 2021, attached hereto as Exhibit 10.5.

10.6
Sixth Supplemental Indenture, dated as of March 8, 2021, by and between the Company and U.S. Bank National Association, as trustee (including the form of note contained therein), filed with the Commission on March 8, 2021 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended April 4, 2021 (ii) Condensed Consolidated Statements of Operations for the three months ended April 4, 2021 and April 5, 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2021 and April 5, 2020, (iv) Condensed Consolidated Balance Sheets at April 4, 2021 and January 3, 2021, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended April 4, 2021 and April 5, 2020, (vi) Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2021 and April 5, 2020, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 11, 2021	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 11, 2021	By:	/s/ ANDREW OKUN
Andrew Okun Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)