Form 10-Q
period 2021-07-04
PERKINELMER INC
filed 2021-08-10
CIK 31791

Table
of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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

Table
of Contents

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 5, 2021, there were outstanding 112,114,149 shares of common stock, $1 par value per share.

Table
of Contents

Table
of Contents
PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(In thousands, except per share data)
Product revenue	$767,759	$601,506	$1,579,311	$1,027,035
Service revenue	460,712	210,212	956,849	437,079
Total revenue	1,228,471	811,718	2,536,160	1,464,114
Cost of product revenue	365,823	240,494	705,135	446,684
Cost of service revenue	177,454	123,880	360,685	262,063
Total cost of revenue	543,277	364,374	1,065,820	708,747
Selling, general and administrative expenses	281,819	221,026	533,229	429,595
Research and development expenses	65,824	49,521	126,040	98,435
Restructuring and other costs, net	5,063	1,158	10,807	7,016
Operating income from continuing operations	332,488	175,639	800,264	220,321
Interest and other expense (income), net	6,431	10,812	(6,275)	20,805
Income from continuing operations before income taxes	326,057	164,827	806,539	199,516
Provision for income taxes	80,089	27,614	181,228	28,588
Income from continuing operations	245,968	137,213	625,311	170,928
Loss on disposition of discontinued operations before income taxes	—	—	—	—
Provision for income taxes on discontinued operations and dispositions	38	51	76	101
Loss from discontinued operations and dispositions	(38)	(51)	(76)	(101)
Net income	$245,930	$137,162	$625,235	$170,827
Basic earnings per share:
Income from continuing operations	$2.20	$1.23	$5.58	$1.54
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$2.20	$1.23	$5.58	$1.54
Diluted earnings per share:
Income from continuing operations	$2.19	$1.23	$5.56	$1.53
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$2.19	$1.23	$5.56	$1.53
Weighted average shares of common stock outstanding:
Basic	111,973	111,329	112,000	111,225
Diluted	112,417	111,869	112,456	111,756
Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(In thousands)
Net income	$245,930	$137,162	$625,235	$170,827
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	11,724	61,568	(60,581)	(17,025)
Unrealized gain (loss) on securities, net of income taxes	11	87	105	(1)
Other comprehensive income (loss)	11,735	61,655	(60,476)	(17,026)
Comprehensive income	$257,665	$198,817	$564,759	$153,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 4, 2021	January 3, 2021
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$572,810	$402,036
Accounts receivable, net	992,602	1,155,109
Inventories	513,429	514,567
Other current assets	181,151	167,208
Total current assets	2,259,992	2,238,920
Property, plant and equipment, net	379,065	368,304
Operating lease right-of-use assets	208,494	207,236
Intangible assets, net	1,561,534	1,365,693
Goodwill	3,844,070	3,447,114
Other assets, net	486,306	333,048
Total assets	$8,739,461	$7,960,315
Current liabilities:
Current portion of long-term debt	$4,669	$380,948
Accounts payable	324,711	327,325
Accrued expenses and other current liabilities	793,443	943,916
Total current liabilities	1,122,823	1,652,189
Long-term debt	2,348,523	1,609,701
Long-term liabilities	838,974	774,531
Operating lease liabilities	189,334	188,402
Total liabilities	4,499,654	4,224,823
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,025,000 shares and 112,090,000 shares at July 4, 2021 and January 3, 2021, respectively	112,025	112,090
Capital in excess of par value	103,394	148,101
Retained earnings	4,116,825	3,507,262
Accumulated other comprehensive loss	(92,437)	(31,961)
Total stockholders’ equity	4,239,807	3,735,492
Total liabilities and stockholders’ equity	$8,739,461	$7,960,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended July 4, 2021
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, January 3, 2021	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	379,305	—	379,305
Other comprehensive loss	—	—	—	(72,211)	(72,211)
Dividends	—	—	(7,846)	—	(7,846)
Exercise of employee stock options and related income tax benefits	95	4,892	—	—	4,987
Issuance of common stock for employee stock purchase plans	—	8	—	—	8
Purchases of common stock	(295)	(42,484)	—	—	(42,779)
Issuance of common stock for long-term incentive program	176	4,274	—	—	4,450
Stock compensation	—	899	—	—	899
Balance, April 4, 2021	$112,066	$115,690	$3,878,721	$(104,172)	$4,002,305
Net income	—	—	245,930	—	245,930
Other comprehensive income	—	—	—	11,735	11,735
Dividends	—	—	(7,826)	—	(7,826)
Exercise of employee stock options and related income tax benefits	128	9,070	—	—	9,198
Issuance of common stock for employee stock purchase plans	11	1,613	—	—	1,624
Purchases of common stock	(209)	(29,936)	—	—	(30,145)
Issuance of common stock for long-term incentive program	24	4,998	—	—	5,022
Stock compensation	5	1,959	—	—	1,964
Balance, July 4, 2021	$112,025	$103,394	$4,116,825	$(92,437)	$4,239,807

Table
of Contents

	For the Six-Month Period Ended July 5, 2020
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-13	—	—	(1,328)	—	(1,328)
Net income	—	—	33,665	—	33,665
Other comprehensive loss	—	—	—	(78,681)	(78,681)
Dividends	—	—	(7,779)	—	(7,779)
Exercise of employee stock options and related income tax benefits	21	1,085	—	—	1,106
Issuance of common stock for employee stock purchase plans	14	1,242	—	—	1,256
Purchases of common stock	(66)	(6,276)	—	—	(6,342)
Issuance of common stock for long-term incentive program	197	2,831	—	—	3,028
Stock compensation	—	997	—	—	997
Balance, April 5, 2020	$111,306	$90,236	$2,836,531	$(278,327)	$2,759,746
Net income	—	—	137,162	—	137,162
Other comprehensive loss	—	—	—	61,655	61,655
Dividends	—	—	(7,803)	—	(7,803)
Exercise of employee stock options and related income tax benefits	175	8,792	—	—	8,967
Issuance of common stock for employee stock purchase plans	14	1,291	—	—	1,305
Purchases of common stock	(4)	(323)	—	—	(327)
Issuance of common stock for long-term incentive program	2	5,123	—	—	5,125
Stock compensation	8	1,625	—	—	1,633
Balance, July 5, 2020	$111,501	$106,744	$2,965,890	$(216,672)	$2,967,463

The accompanying notes are an integral part of these consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 4, 2021	July 5, 2020
	(In thousands)
Operating activities:
Net income	$625,235	$170,827
Loss from discontinued operations and dispositions, net of income taxes	76	101
Income from continuing operations	625,311	170,928
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	12,361	12,654
Restructuring and other costs, net	10,807	7,016
Depreciation and amortization	145,822	120,047
Loss on disposition of businesses and assets, net	—	485
Change in fair value of contingent consideration	477	(11,446)
Amortization of deferred debt financing costs and accretion of discounts	1,724	1,642
Change in fair value of financial securities	(27,931)	—
Amortization of acquired inventory revaluation	5,303	1,485
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	155,270	4,312
Inventories	7,239	(126,707)
Accounts payable	(26,795)	20,907
Accrued expenses and other	(148,226)	(2,677)
Net cash provided by operating activities of continuing operations	761,362	198,646
Investing activities:
Capital expenditures	(34,675)	(37,138)
Purchases of investments	(14,507)	(7,393)
Proceeds from disposition of businesses and assets	—	1,815
Proceeds from surrender of life insurance policies	—	131
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(702,697)	(2,990)
Net cash used in investing activities of continuing operations	(751,879)	(45,575)
Financing activities:
Payments on borrowings	(763,545)	(290,000)
Proceeds from borrowings	729,000	188,000
Payments of senior unsecured notes	(339,605)	—
Proceeds from sale of senior unsecured notes	799,856	—
Payments of debt financing costs	(8,242)	—
Settlement of cash flow hedges	(5,935)	5,037
Net payments on other credit facilities	(11,826)	(6,036)
Payments for acquisition-related contingent consideration	—	(5,200)
Proceeds from issuance of common stock under stock plans	14,185	10,074
Purchases of common stock	(72,924)	(6,669)
Dividends paid	(15,697)	(15,572)
Net cash provided by (used in) financing activities of continuing operations	325,267	(120,366)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,659)	(4,658)
Net increase in cash, cash equivalents and restricted cash	324,091	28,047
Cash, cash equivalents and restricted cash at beginning of period	402,613	191,894
Cash, cash equivalents and restricted cash at end of period	$726,704	$219,941

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$572,810	$218,536
Restricted cash included in other current assets	1,750	1,405
Restricted cash included in other assets	152,144	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$726,704	$219,941

Table
of Contents
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC (the “2020 Form 10-K”). The balance sheet amounts at January 3, 2021 in this report were derived from the Company’s audited 2020 consolidated financial statements included in the 2020 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 4, 2021 and July 5, 2020, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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

Table
of Contents
Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments' revenue.

	Reportable Segments
	Three Months Ended
	July 4, 2021			July 5, 2020
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$206,938	$368,365	$575,303	$160,382	$156,609	$316,991
Europe	145,576	200,777	346,353	103,497	149,867	253,364
Asia	160,315	146,500	306,815	127,123	114,240	241,363
	$512,829	$715,642	$1,228,471	$391,002	$420,716	$811,718

Primary end-markets
Diagnostics	$—	$715,642	$715,642	$—	$420,716	$420,716
Life sciences	308,681	—	308,681	237,120	—	237,120
Applied markets	204,148	—	204,148	153,882	—	153,882
	$512,829	$715,642	$1,228,471	$391,002	$420,716	$811,718

Timing of revenue recognition
Products and services transferred at a point in time	$378,310	$506,603	$884,913	$265,903	$398,646	$664,549
Services transferred over time	134,519	209,039	343,558	125,099	22,070	147,169
	$512,829	$715,642	$1,228,471	$391,002	$420,716	$811,718

Table
of Contents

	Reportable Segments
	Six Months Ended
	July 4, 2021			July 5, 2020
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$382,053	$769,292	$1,151,345	$329,498	$261,766	$591,264
Europe	281,034	512,520	793,554	222,154	231,466	453,620
Asia	304,351	286,910	591,261	237,745	181,485	419,230
	$967,438	$1,568,722	$2,536,160	$789,397	$674,717	$1,464,114

Primary end-markets
Diagnostics	$—	$1,568,722	$1,568,722	$—	$674,717	$674,717
Life sciences	585,882	—	585,882	482,853	—	482,853
Applied markets	381,556	—	381,556	306,544	—	306,544
	$967,438	$1,568,722	$2,536,160	$789,397	$674,717	$1,464,114

Timing of revenue recognition
Products and services transferred at a point in time	$704,972	$1,121,709	$1,826,681	$533,810	$630,299	$1,164,109
Services transferred over time	262,466	447,013	709,479	255,587	44,418	300,005
	$967,438	$1,568,722	$2,536,160	$789,397	$674,717	$1,464,114

Major Customer Concentration
Revenues from one customer in the Company's Diagnostics segment represent approximately $192.5 million and $398.0 million of the Company's total revenue for the three and six months ended July 4, 2021.
Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of July 4, 2021 and January 3, 2021 were $51.9 million and $59.5 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the six months ended July 4, 2021 was $46.2 million. The increase in unbilled receivables during the six months ended July 4, 2021 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $38.6 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or "Accrued expenses and other current liabilities" or as long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of July 4, 2021 and January 3, 2021 were $230.7 million and $238.1 million, respectively. The increase in contract liabilities during the six months ended July 4, 2021 due to cash received, excluding amounts recognized as revenue during the period, was $49.6 million. The amount of revenue recognized during the six months ended July 4, 2021 that was included in the contract liability balance at the beginning of the period was $57.1 million.
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

Table
of Contents
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

Note 3: Business Combinations
Acquisitions in fiscal year 2021
During the first six months of fiscal year 2021, the Company completed the acquisition of three businesses for aggregate consideration of $860.5 million. The acquired businesses include Oxford Immunotec Global PLC ("Oxford"), a company based in Abingdon, UK with approximately 275 employees, for a total consideration of $590.9 million, Nexcelom Bioscience Holdings, LLC ("Nexcelom"), a company based in Lawrence, Massachusetts with approximately 130 employees, for a total consideration of $267.1 million, and one other business, which was acquired for a total consideration of $2.5 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.9 years.
The total purchase price for the acquisitions in fiscal year 2021 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Preliminary
(In thousands)
Fair value of business combination:
Cash payments	$859,548
Other liability	910
Less: cash acquired	(157,278)
Total	$703,180
Identifiable assets acquired and liabilities assumed:
Current assets	$35,265
Property, plant and equipment	13,293
Other assets	15,187
Identifiable intangible assets:
Core technology	193,260
Trade names	26,070
Patents	150
Customer relationships	104,270
Goodwill	428,923
Deferred taxes	(68,821)
Liabilities assumed	(44,417)
Total	$703,180

Table
of Contents
During the second quarter of fiscal year 2021, the Company entered into an agreement to acquire SIRION Biotech GmbH ("Sirion"), a leading, global provider of viral vector-based technologies headquartered in Munich, Germany with approximately 50 employees that drive improved delivery performance for cell and gene therapies. The total consideration is approximately $94.8 million (€80.0 million) in cash and a potential obligation to pay the shareholders of Sirion additional contingent consideration of up to $85.3 million (€72.0 million). The acquisition is expected to close during the third quarter of fiscal year 2021.
Subsequent to July 4, 2021, the Company completed the acquisition of Immunodiagnostic Systems Holdings PLC, a company headquartered in Boldon, the United Kingdom, for a total consideration of approximately $155.0 million (£110.0 million) in cash. The operations for this acquisition will be reported within the results of the Company's Diagnostics segment from the acquisition date.
Subsequent to July 4, 2021, the Company entered into an agreement to acquire BioLegend, Inc. ("BioLegend"), a leading, global provider of life science antibodies and reagents headquartered in San Diego, California with approximately 700 employees, for approximately $5.25 billion in a combination of cash and stock, subject to certain adjustments. The operations for this acquisition will be reported within the results of the Company's Discovery & Analytical Solutions segment from the acquisition date. The acquisition is expected to close by the end of fiscal year 2021, subject to regulatory approvals and other customary closing conditions.
Acquisitions in fiscal year 2020
During the fiscal year 2020, the Company completed the acquisition of four businesses for aggregate consideration of $438.9 million. The acquired businesses were Horizon Discovery Group plc (“Horizon”), a company based in Cambridge, UK with approximately 400 employees, which was acquired on December 23, 2020 for a total consideration of $399.8 million (£296.0 million), and three other businesses, which were acquired for a total consideration of $39.1 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and in-process research and development, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

The total purchase price for the acquisitions in fiscal year 2020 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Preliminary
(In thousands)
Fair value of business combination:
Cash payments	$437,661
Other liability	1,660
Working capital and other adjustments	(384)
Less: cash acquired	(26,840)
Total	$412,097
Identifiable assets acquired and liabilities assumed:
Current assets	$35,532
Property, plant and equipment	20,302
Other assets	18,114
Identifiable intangible assets:
Core technology	65,730
Trade names	5,580
Customer relationships	108,523
Goodwill	221,960
Deferred taxes	(27,142)
Deferred revenue	(2,031)
Liabilities assumed	(45,171)
Total	$412,097

Table
of Contents
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
The allocations of the purchase prices for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocations. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair values for assets acquired and liabilities assumed.
As of July 4, 2021, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $7.2 million. As of July 4, 2021, the Company has recorded contingent consideration obligations of $3.3 million, of which $3.2 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. As of January 3, 2021, the Company had recorded contingent consideration obligations with an estimated fair value of $3.0 million, of which $2.9 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 1.5 years from July 4, 2021, and the remaining weighted average expected earnout period at July 4, 2021 was 0.8 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and six months ended July 4, 2021 were $10.6 million and $15.1 million, respectively. These amounts included $6.3 million and $11.7 million of incentive award associated with the Company's acquisition of Meizheng Group for the three and six months ended July 4, 2021, respectively. Net foreign exchange gain and interest expense related to the Company's acquisition of Oxford for the six months ended July 4, 2021 amounted to $5.4 million and $0.2 million, respectively. Total acquisition and divestiture-related costs (gains) for the three and six months ended July 5, 2020 were $(5.2) million and $7.1 million, respectively. These amounts included $(5.6) million and $6.7 million of incentive award associated with the Company's acquisition of Meizheng Group for the three and six months ended July 5, 2020, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

Note 4: Restructuring and Other Costs, Net
The Company implemented restructuring plans in the first and second quarters of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan" and "Q2 2021 Plan", respectively). The Company implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). The Company implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2020 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2021 and 2020 in continuing operations:

Table
of Contents

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q2 2021 Plan	25	$968	$564	$—	$—	$1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
Q3 2020 Plan	23	2,080	901	—	—	2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded net pre-tax charges of $0.4 million and $0.7 million in the Discovery & Analytical Solutions segment and Diagnostics segment, respectively, during each of the three and six months ended July 4, 2021 as a result of these contract terminations.
The Company recorded pre-tax charges of $2.3 million and $2.5 million associated with relocating facilities during the three and six months ended July 4, 2021, respectively, in the Discovery & Analytical Solutions segment. The Company recorded pre-tax charges of $0.2 million associated with relocating facilities during each of the three and six months ended July 4, 2021, in the Diagnostics segment. The Company expects to make payments on these relocation activities through end of fiscal year 2022.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(In thousands)
Interest income	$(367)	$(192)	$(778)	$(457)
Interest expense	16,750	11,586	30,876	25,251
Change in fair value of financial securities	(8,633)	—	(27,931)	—
Other income, net	(1,319)	(582)	(8,442)	(3,989)
Total interest and other (income) expense, net	$6,431	$10,812	$(6,275)	$20,805
Foreign currency transaction (gains) losses were $(0.8) million and $0.6 million for the three and six months ended July 4, 2021, respectively. Foreign currency transaction (gains) losses were $(6.4) million and $3.5 million for the three and six months ended July 5, 2020, respectively. Net losses (gains) from forward currency hedge contracts were $3.3 million and $(1.5) million for the three and six months ended July 4, 2021, respectively. Net losses (gains) from forward currency hedge contracts were $7.6 million and $(4.0) million for the three and six months ended July 5, 2020, respectively.

Note 6: Inventories

Inventories consisted of the following:

	July 4, 2021	January 3, 2021
	(In thousands)
Raw materials	$199,770	$205,022
Work in progress	40,646	35,160
Finished goods	273,013	274,385
Total inventories	$513,429	$514,567

Table
of Contents
Note 7: Debt

The Company’s debt consisted of the following:

	July 4, 2021
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$125,000	$—	$(2,264)	$122,736
1.875% Senior Unsecured Notes due in 2026 ("2026 Notes")	592,300	(2,904)	(2,531)	586,865
3.3% Senior Unsecured Notes due in 2029 ("2029 Notes")	850,000	(2,368)	(6,556)	841,076
2.55% Senior Unsecured Notes due in 2031	400,000	(136)	(3,563)	396,301
3.625% Senior Unsecured Notes due in 2051	400,000	(4)	(4,545)	395,451
Other Debt Facilities, non-current	6,094	—	—	6,094
Total Long-Term Debt	$2,373,394	$(5,412)	$(19,459)	$2,348,523
Current Portion of Long-term Debt:
Other Debt Facilities, current	4,669	—	—	4,669
Total	$2,378,063	$(5,412)	$(19,459)	$2,353,192

	January 3, 2021
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$158,595	$—	$(2,621)	$155,974
2026 Notes	610,750	(3,253)	(2,782)	604,715
2029 Notes	850,000	(2,496)	(6,908)	840,596
Other Debt Facilities, non-current	8,416	—	—	8,416
Total Long-Term Debt	$1,627,761	$(5,749)	$(12,311)	$1,609,701
Current Portion of Long-term Debt:
0.6% Senior Unsecured Notes due in 2021 ("2021 Notes")	366,450	(16)	(229)	366,205
Other Debt Facilities, current	14,743	—	—	14,743
Total	$2,008,954	$(5,765)	$(12,540)	$1,990,649
2.55% Senior Unsecured Notes due in 2031. On March 8, 2021, the Company issued $400.0 million aggregate principal amount of senior unsecured notes due in 2031 (the "2031 Notes”) in a registered public offering and received $399.9 million of net proceeds from the issuance. The 2031 Notes were issued at 99.965% of the principal amount, which resulted in a discount of $0.1 million. As of July 4, 2021, the 2031 Notes had an aggregate carrying value of $396.3 million, net of $0.1 million of unamortized original issue discount and $3.6 million of unamortized debt issuance costs. The 2031 Notes mature in March 2031 and bear interest at an annual rate of 2.55%. Interest on the 2031 Notes is payable semi-annually on March 15th and September 15th each year. Prior to December 15, 2030 (three months prior to their maturity date), the Company may redeem the 2031 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2031 Notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that the 2031 Notes matured on December 15, 2030, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture

Table
of Contents
governing the 2031 Notes) plus 15 basis points, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. At any time on or after December 15, 2030, the Company may redeem the 2031 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of the 2031 Notes due to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the 2031 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the 2031 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
3.625% Senior Unsecured Notes due in 2051. On March 8, 2021, the Company issued $400.0 million aggregate principal amount of senior unsecured notes due in 2051 (the "2051 Notes”) in a registered public offering and received $400.00 million of net proceeds from the issuance. The 2051 Notes were issued at 99.999% of the principal amount, which resulted in a discount of $4,000. As of July 4, 2021, the 2051 Notes had an aggregate carrying value of $395.5 million, net of $4,000 of unamortized original issue discount and $4.5 million of unamortized debt issuance costs. The 2051 Notes mature in March 2051 and bear interest at an annual rate of 3.625%. Interest on the 2051 Notes is payable semi-annually on March 15th and September 15th each year. Prior to September 15, 2050 (six months prior to their maturity date), the Company may redeem the 2051 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2051 Notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that the 2051 Notes matured on September 15, 2050, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the 2051 Notes) plus 20 basis points, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. At any time on or after September 15, 2050, the Company may redeem the 2051 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of the 2051 Notes due to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the 2051 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the 2051 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(In thousands)
Number of common shares—basic	111,973	111,329	112,000	111,225
Effect of dilutive securities:
Stock options	344	470	352	475
Restricted stock awards	100	70	104	56
Number of common shares—diluted	112,417	111,869	112,456	111,756
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	224	390	193	440
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

Table
of Contents

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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$318,085	$225,617	$585,340	$440,973
Service revenue	194,744	165,385	382,098	348,424
Total revenue	512,829	391,002	967,438	789,397
Operating income from continuing operations	64,155	39,430	107,102	67,943
Diagnostics
Product revenue	449,674	375,889	993,971	586,062
Service revenue	265,968	44,827	574,751	88,655
Total revenue	715,642	420,716	1,568,722	674,717
Operating income from continuing operations	286,280	160,300	727,747	189,891
Corporate
Operating loss from continuing operations	(17,947)	(24,091)	(34,585)	(37,513)
Continuing Operations
Product revenue	767,759	601,506	1,579,311	1,027,035
Service revenue	460,712	210,212	956,849	437,079
Total revenue	1,228,471	811,718	2,536,160	1,464,114
Operating income from continuing operations	332,488	175,639	800,264	220,321
Interest and other expense (income), net (see Note 5)	6,431	10,812	(6,275)	20,805
Income from continuing operations before income taxes	$326,057	$164,827	$806,539	$199,516

Note 10: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 4, 2021	January 3, 2021
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(91,518)	$(30,937)
Unrecognized prior service costs, net of income taxes	(747)	(747)
Unrealized net losses on securities, net of income taxes	(172)	(277)
Accumulated other comprehensive loss	$(92,437)	$(31,961)

Table
of Contents

Stock Repurchases:
On July 31, 2020, the Company's Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended July 4, 2021, the Company repurchased 200,000 shares of common stock under the Repurchase Program for an aggregate cost of $29.0 million. During the six months ended July 4, 2021, the Company repurchased 433,000 shares of common stock under the Repurchase Program for an aggregate cost of $62.6 million. As of July 4, 2021, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended July 4, 2021, the Company repurchased 8,622 shares of common stock for this purpose at an aggregate cost of $1.2 million. During the six months ended July 4, 2021, the Company repurchased 70,413 shares of common stock for this purpose at an aggregate cost of $10.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2021 and in each quarter of fiscal year 2020. At July 4, 2021, the Company had accrued $7.9 million for dividends declared on April 29, 2021 for the second quarter of fiscal year 2021 that were paid on August 6, 2021. On July 23, 2021, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2021 that will be payable in November 2021. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 11: Goodwill and Intangible Assets, Net
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

Table
of Contents
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2021 and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first six months of fiscal year 2021.
The changes in the carrying amount of goodwill for the six months ended July 4, 2021 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 3, 2021	$1,755,887	$1,691,227	$3,447,114
Foreign currency translation	(19,151)	(17,806)	(36,957)
Acquisitions, earn-outs and other	155,199	278,714	433,913
Balance at July 4, 2021	$1,891,935	$1,952,135	$3,844,070
Identifiable intangible asset balances by category were as follows:

	July 4, 2021	January 3, 2021
	(In thousands)
Patents	$31,042	$30,855
Less: Accumulated amortization	(28,590)	(28,440)
Net patents	2,452	2,415
Trade names and trademarks	122,959	98,661
Less: Accumulated amortization	(54,468)	(48,806)
Net trade names and trademarks	68,491	49,855
Licenses	59,015	58,700
Less: Accumulated amortization	(53,391)	(52,452)
Net licenses	5,624	6,248
Core technology	980,388	789,799
Less: Accumulated amortization	(435,709)	(398,992)
Net core technology	544,679	390,807
Customer relationships	1,441,419	1,357,660
Less: Accumulated amortization	(582,624)	(522,820)
Net customer relationships	858,795	834,840
In-process research and development	10,909	10,944
Net amortizable intangible assets	1,490,950	1,295,109
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$1,561,534	$1,365,693
Total amortization expense related to definite-lived intangible assets was $59.6 million and $113.7 million for the three and six months ended July 4, 2021, respectively, and $46.7 million and $94.0 million for the three and six months ended July 5, 2020, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five

Table
of Contents
years is $116.8 million for the remainder of fiscal year 2021, $224.2 million for fiscal year 2022, $200.9 million for fiscal year 2023, $180.1 million for fiscal year 2024, and $151.3 million for fiscal year 2025.

Note 12: Derivatives and Hedging Activities
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
Principal hedged currencies include the Australian Dollar, British Pound, Euro, Indian Rupee, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $444.7 million, $808.0 million and $358.7 million at July 4, 2021, January 3, 2021 and July 5, 2020, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 4, 2021 and July 5, 2020.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $309.4 million as of July 4, 2021, combined Euro notional amounts of €33.4 million and combined U.S. Dollar notional amounts of $499.0 million as of January 3, 2021, and combined Euro notional amounts of €104.8 million and combined U.S. Dollar notional amounts of $267.0 million as of July 5, 2020. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 4, 2021 and July 5, 2020. The Company paid $5.9 million and received $5.0 million during the six months ended July 4, 2021 and July 5, 2020, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 4, 2021, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €299.7 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $2.5 million and $(19.1) million for the three and six months ended July 4, 2021, respectively, and $22.3 million and $1.3 million for the three and six months ended July 5, 2020, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this

Table
of Contents
swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the condensed consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap has an initial notional value of €197.4 million, or $220.0 million, and matures on November 15, 2021. Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At July 4, 2021, the fair value of the cross-currency swap was a $13.0 million loss, which was recorded in AOCI.
During fiscal year 2020, the Company entered into a forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges were reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. During the second quarter of fiscal year 2021, the Company redeemed all of its outstanding 2021 Notes and settled the forward foreign exchange contracts that were designated as cash flow hedges. The unrealized foreign exchange (gains) losses recorded in earnings related to the cash flow hedges were $(4.1) million and $9.5 million for the three and six months ended July 4, 2021, respectively, and $(3.8) million for each of the three and six months ended July 5, 2020.
During fiscal year 2021, the Company entered into forward foreign exchange contracts, designated as a cash flow hedge, to hedge a portion of the 2026 Notes. The effective portion of the gain or loss of the cash flow hedge will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of July 4, 2021, the total notional amount of the forward foreign exchange contracts that was designated as cash flow hedges was €197.4 million. The unrealized foreign exchange gains recorded in earnings related to the cash flow hedge were $1.7 million and $0.8 million for the three and six months ended July 4, 2021.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 13: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of July 4, 2021.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 4, 2021. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

Table
of Contents
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 4, 2021 and January 3, 2021 classified in one of the three classifications described above:

		Fair Value Measurements at July 4, 2021 Using:
	Total Carrying Value at July 4, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$50,100	$50,100	$—	$—
Foreign exchange derivative assets	2,663	—	2,663	—
Foreign exchange derivative liabilities	(13,670)	—	(13,670)	—
Contingent consideration	(3,334)	—	—	(3,334)

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,154	$2,154	$—	$—
Foreign exchange derivative assets	31,248	—	31,248	—
Foreign exchange derivative liabilities	(21,413)	—	(21,413)	—
Contingent consideration	(2,953)	—	—	(2,953)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 4, 2021 and January 3, 2021, none of the master netting arrangements involved collateral.
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
As of July 4, 2021, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $7.2 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 1.5 years from July 4, 2021, and the remaining weighted average expected earnout period at July 4, 2021 was 0.8 years.

Table
of Contents
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(In thousands)
Balance at beginning of period	$(3,124)	$(22,777)	$(2,953)	$(35,481)
Amounts paid and foreign currency translation	27	9,930	96	10,309
Change in fair value (included within selling, general and administrative expenses)	(237)	(879)	(477)	11,446
Balance at end of period	$(3,334)	$(13,726)	$(3,334)	$(13,726)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company's outstanding senior unsecured notes had a fair value of $2,411.6 million and a carrying value of $2,219.7 million as of July 4, 2021. The Company's outstanding senior unsecured notes had a fair value of $1,984.3 million and a carrying value of $1,811.5 million as of January 3, 2021. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company's senior revolving credit facility, had an aggregate carrying value of $133.5 million and $179.1 million as of July 4, 2021 and January 3, 2021, respectively. As of July 4, 2021, these included bank loans in the aggregate amount of $10.7 million bearing fixed interest rates between 1.1% and 8.9% and a bank loan in the amount of $23,000 bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first six months of fiscal year 2021. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of July 4, 2021, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 14: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.1 million and $12.9 million as of July 4, 2021 and January 3, 2021, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 4, 2021 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Table
of Contents
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
Overview of the Second Quarter of Fiscal Year 2021
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 2, 2022 ("fiscal year 2021") will include 52 weeks, and the fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks.
Our overall revenue in the second quarter of fiscal year 2021 was $1,228.5 million and increased $416.8 million, or 51%, as compared to the second quarter of fiscal year 2020, reflecting an increase of $294.9 million, or 70%, in our Diagnostics segment revenue and an increase of $121.8 million, or 31%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2021 was driven by growth across our core portfolio and COVID-19 product offerings. The increase in our Discovery & Analytical Solutions segment revenue for the second quarter of fiscal year 2021 was driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets, as well as an increase in revenue from our academia and governmental markets. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Our consolidated gross margins increased 67 basis points in the second quarter of fiscal year 2021, as compared to the second quarter of fiscal year 2020, primarily due to higher sales volume, favorable shift in product mix and service productivity, partially offset by increased amortization expense. Our consolidated operating margins increased 543 basis points in the second quarter of fiscal year 2021, as compared to the second quarter of fiscal year 2020, primarily due to higher sales volume leverage and increased sales of our COVID-19 products offerings, which were partially offset by increased costs related to amortization of acquired intangible assets, investments in new product development and growth initiatives.
Overall, we believe that our strategic priorities and recent portfolio transformations, coupled with our expanded range of product offerings, leading market positions, global scale and financial strength provide us with a foundation for continued growth.

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounting for business combinations and dispositions, and pensions and other postretirement benefits. We base our estimates on historical experience and on various

Table
of Contents
other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, business combinations, value of long-lived assets, including goodwill and other intangibles and employee compensation and benefits.
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (our “2020 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the six months ended July 4, 2021.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 4, 2021 was $1,228.5 million, as compared to $811.7 million for the three months ended July 5, 2020, an increase of $416.8 million, or approximately 51%, which includes an approximate 6% increase in revenue attributable to acquisitions and divestitures and a 5% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 4, 2021 as compared to the three months ended July 5, 2020 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $715.6 million for the three months ended July 4, 2021, as compared to $420.7 million for the three months ended July 5, 2020, an increase of $294.9 million, or 70%, primarily due to growth across our core portfolio and COVID-19 product offerings. Our Discovery & Analytical Solutions segment revenue was $512.8 million for the three months ended July 4, 2021, as compared to $391.0 million for the three months ended July 5, 2020, an increase of $121.8 million, or 31%, driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $1.0 million of revenue for the three months ended July 4, 2021 and $0.2 million of revenue for the three months ended July 5, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended July 4, 2021 was $2,536.2 million, as compared to $1,464.1 million for the six months ended July 5, 2020, an increase of $1,072.0 million, or approximately 73%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures and a 4% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 4, 2021 as compared to the six months ended July 5, 2020 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $1,568.7 million for the six months ended July 4, 2021, as compared to $674.7 million for the six months ended July 5, 2020, an increase of $894.0 million, or 133%, primarily due to growth across our core portfolio and COVID-19 product offerings. Our Discovery & Analytical Solutions segment revenue was $967.4 million for the six months ended July 4, 2021, as compared to $789.4 million for the six months ended July 5, 2020, an increase of $178.0 million, or 23%, driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $2.2 million of revenue for the six months ended July 4, 2021 and $0.4 million of revenue for the six months ended July 5, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 4, 2021 was $543.3 million, as compared to $364.4 million for the three months ended July 5, 2020, an increase of $178.9 million, or approximately 49%. As a percentage of revenue, cost of revenue decreased to 44.2% for the three months ended July 4, 2021, from 44.9% for the three months ended July 5, 2020, resulting in an increase in gross margin of 67 basis points to 55.8% for the three months ended July 4, 2021, from 55.1% for the three months ended July 5, 2020. Amortization of intangible assets increased and was $22.7 million for the three months ended July 4, 2021, as compared to $16.0 million for the three months ended July 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $2.3 million for the three months ended July 4, 2021, as compared to $0.4 million for the three months ended July 5, 2020. In addition to the above items, the

Table
of Contents
overall increase in gross margin was primarily the result of higher volume, favorable shift in product mix and service productivity, partially offset by increased amortization expense.
Cost of revenue for the six months ended July 4, 2021 was $1,065.8 million, as compared to $708.7 million for the six months ended July 5, 2020, an increase of $357.1 million, or approximately 50%. As a percentage of revenue, cost of revenue decreased to 42.0% for the six months ended July 4, 2021, from 48.4% for the six months ended July 5, 2020, resulting in an increase in gross margin of 638 basis points to 58.0% for the six months ended July 4, 2021, from 51.6% for the six months ended July 5, 2020. Amortization of intangible assets increased and was $43.0 million for the six months ended July 4, 2021, as compared to $32.1 million for the six months ended July 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $5.3 million for the six months ended July 4, 2021, as compared to $1.5 million for the six months ended July 5, 2020. In addition to the above items, the overall increase in gross margin was primarily the result of higher volume, favorable shift in product mix and service productivity, partially offset by increased amortization expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 4, 2021 were $281.8 million, as compared to $221.0 million for the three months ended July 5, 2020, an increase of $60.8 million, or 27.5%. As a percentage of revenue, selling, general and administrative expenses decreased and were 22.9% for the three months ended July 4, 2021, as compared to 27.2% for the three months ended July 5, 2020. Amortization of intangible assets increased and was $36.9 million for the three months ended July 4, 2021, as compared to $30.7 million for the three months ended July 5, 2020. Other purchase accounting adjustments added an incremental expense of $0.2 million for the three months ended July 4, 2021, as compared to an incremental expense of $0.9 million for the three months ended July 5, 2020. Acquisition and divestiture-related expenses added an incremental expense of $10.6 million for the three months ended July 4, 2021, as compared to decreasing expenses by $5.2 million for the three months ended July 5, 2020. Legal costs for significant litigation matters and settlements added an incremental expense of $3.2 million for the three months ended July 5, 2020. Costs for significant environmental matters added an incremental expense of $5.2 million for the three months ended July 5, 2020. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities and innovation, amplified by pandemic-related cost controls and disruptions in the prior year.
Selling, general and administrative expenses for the six months ended July 4, 2021 were $533.2 million, as compared to $429.6 million for the six months ended July 5, 2020, an increase of $103.6 million, or 24.1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 21.0% for the six months ended July 4, 2021, as compared to 29.3% for the six months ended July 5, 2020. Amortization of intangible assets increased and was $70.7 million for the six months ended July 4, 2021, as compared to $61.9 million for the six months ended July 5, 2020. Other purchase accounting adjustments added an incremental expense of $0.5 million for the six months ended July 4, 2021, as compared to decreasing expenses by $11.4 million for the six months ended July 5, 2020. Acquisition and divestiture-related expenses added an incremental expense of $20.3 million for the six months ended July 4, 2021, as compared to an incremental expense of $7.1 million for the six months ended July 5, 2020. Legal costs for significant litigation matters and settlements added an incremental expense of $3.6 million for the six months ended July 5, 2020. Costs for significant environmental matters added an incremental expense of $5.2 million for the six months ended July 5, 2020. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities and innovation, amplified by pandemic-related cost controls and disruptions in the prior year.
Research and Development Expenses
Research and development expenses for the three months ended July 4, 2021 were $65.8 million, as compared to $49.5 million for the three months ended July 5, 2020, an increase of $16.3 million, or 32.9%. As a percentage of revenue, research and development expenses decreased and were 5.4% for the three months ended July 4, 2021, as compared to 6.1% for the three months ended July 5, 2020. The increase in research and development expenses was driven by our investments in new product development.
Research and development expenses for the six months ended July 4, 2021 were $126.0 million, as compared to $98.4 million for the six months ended July 5, 2020, an increase of $27.6 million, or 28.0%. As a percentage of revenue, research and development expenses decreased and were 5.0% for the six months ended July 4, 2021, as compared to 6.7% for the six months ended July 5, 2020. The increase in research and development expenses was driven by our investments in new product development.

Table
of Contents
Restructuring and Other Costs, Net
We implemented restructuring plans in the first and second quarters of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan" and "Q2 2021 Plan", respectively).We implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). We implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2020 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2021 and 2020 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q2 2021 Plan	25	$968	$564	$—	$—	$1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
Q3 2020 Plan	23	2,080	901	—	—	2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022
We terminated various contractual commitments in connection with certain disposal activities and have recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded net pre-tax charges of $0.4 million and $0.7 million in the Discovery & Analytical Solutions segment and Diagnostics segment, respectively, during each of the three and six months ended July 4, 2021 as a result of these contract terminations.
We recorded pre-tax charges of $2.3 million and $2.5 million associated with relocating facilities during the three and six months ended July 4, 2021, respectively, in the Discovery & Analytical Solutions segment. We recorded pre-tax charges of $0.2 million associated with relocating facilities during each of the three and six months ended July 4, 2021, in the Diagnostics segment. We expect to make payments on these relocation activities through end of fiscal year 2022.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
	(In thousands)
Interest income	$(367)	$(192)	$(778)	$(457)
Interest expense	16,750	11,586	30,876	25,251
Change in fair value of financial securities	(8,633)	—	(27,931)	—
Other income, net	(1,319)	(582)	(8,442)	(3,989)
Total interest and other expense (income), net	$6,431	$10,812	$(6,275)	$20,805

Table
of Contents
Interest and other expense (income), net, for the three months ended July 4, 2021 was $6.4 million, as compared to $10.8 million for the three months ended July 5, 2020, a decrease of $4.4 million. The decrease in interest and other expense (income), net, for the three months ended July 4, 2021, as compared to the three months ended July 5, 2020, was primarily due to a change in fair value of financial securities of $8.6 million that was recognized during the three months ended July 4, 2021 and an increase in other income, net of $0.7 million, partially offset by an increase of $5.2 million in interest expense for the three months ended July 4, 2021, as compared to the three months ended July 5, 2020. The increase of $0.7 million in other income, net for the three months ended July 4, 2021, as compared to the three months ended July 5, 2020, consisted primarily of higher periodic pension credit, partially offset by higher foreign exchange loss related to foreign currency transactions and translation during the three months ended July 4, 2021. The other components of net periodic pension credit were $3.8 million and $1.6 million for the three months ended July 4, 2021 and July 5, 2020, respectively. These amounts were included in other income, net.
Interest and other expense (income), net, for the six months ended July 4, 2021 was $(6.3) million, as compared to $20.8 million for the six months ended July 5, 2020, a decrease of $27.1 million. The decrease in interest and other expense (income), net, for the six months ended July 4, 2021, as compared to the six months ended July 5, 2020, was primarily due to a change in fair value of financial securities of $27.9 million that was recognized during the six months ended July 4, 2021 and an increase in other income, net of $4.5 million, partially offset by an increase of $5.6 million in interest expense for the six months ended July 4, 2021, as compared to the six months ended July 5, 2020. The increase of $4.5 million in other income, net for the six months ended July 4, 2021, as compared to the six months ended July 5, 2020, consisted primarily of higher periodic pension credit, partially offset by higher foreign exchange loss related to foreign currency transactions and translation during the six months ended July 4, 2021. The other components of net periodic pension credit were $7.5 million and $3.3 million for the six months ended July 4, 2021 and July 5, 2020, respectively. These amounts were included in other income, net.
Provision for Income Taxes
For the three months ended July 4, 2021, the provision for income taxes from continuing operations was $80.1 million, as compared to $27.6 million for the three months ended July 5, 2020. For the six months ended July 4, 2021, the provision for income taxes from continuing operations was $181.2 million, as compared to $28.6 million for the six months ended July 5, 2020.
The effective tax rate from continuing operations was 24.6% and 22.5%, for the three and six months ended July 4, 2021, respectively, as compared to 16.8% and 14.3%, for the three and six months ended July 5, 2020, respectively. The higher effective tax rate during the three months ended July 4, 2021, as compared to the three months ended July 5, 2020, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2021 as compared to fiscal year 2020 and a net tax expense related to discrete items of $7.2 million for the three months ended July 4, 2021, as compared to $0.6 million of net tax benefit for the three months ended July 5, 2020. The higher effective tax rate during the six months ended July 4, 2021, as compared to the six months ended July 5, 2020, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2021 as compared to fiscal year 2020 and a net tax expense related to discrete items of $9.2 million for the six months ended July 4, 2021, as compared to $5.5 million of net tax benefit for the six months ended July 5, 2020.

During the three months ended July 4, 2021, the Company recognized discrete tax expense of $14.6 million due to the remeasurement of United Kingdom deferred tax liabilities on long-lived purchase accounting intangibles and a $1.2 million tax benefit related to other net United Kingdom deferred tax assets and liabilities in connection with United Kingdom Finance Act 2021, which increased the United Kingdom corporation tax from 19% to 25%, effective April 1, 2023. The remaining discrete tax benefit for the six months ended July 4, 2021, excluding the United Kingdom rate change, was $4.2 million primarily related to excess tax benefits on stock compensation of $4.1 million and $6.4 million resulting from a transaction that was completed during the second quarter of fiscal year 2021, offset by an accrual for uncertain tax positions of $2.6 million and return to provision adjustments of $3.7 million. The discrete tax benefit for the first six months of fiscal year 2020 was $5.5 million, and included recognition of excess tax benefits on stock compensation of $2.8 million and $3.8 million associated with a valuation allowance reversal.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended July 4, 2021 was $512.8 million, as compared to $391.0 million for the three months ended July 5, 2020, an increase of $121.8 million, or 31%, which includes an approximate 6% increase in revenue attributable to acquisitions and divestitures and a 4% increase in revenue attributable to favorable changes in foreign exchange rates. The life sciences market revenue accounted for $71.6 million of the increase while the applied markets revenue was $50.3 million of the increase. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended July 4, 2021, as compared to the three months ended July 5, 2020, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences market revenue was driven by increased demand

Table
of Contents
from our pharmaceutical, biotechnology, academia and governmental markets. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Revenue for the six months ended July 4, 2021 was $967.4 million, as compared to $789.4 million for the six months ended July 5, 2020, an increase of $178.0 million, or 23%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures and a 4% increase in revenue attributable to favorable changes in foreign exchange rates. The life sciences market revenue accounted for $103.0 million of the increase while the applied markets revenue was $75.0 million of the increase. The analysis in the remainder of this paragraph compares selected revenue by end market for the six months ended July 4, 2021, as compared to the six months ended July 5, 2020, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences market revenue was driven by increased demand from our pharmaceutical, biotechnology, academia and governmental markets. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Operating income from continuing operations for the three months ended July 4, 2021 was $64.2 million, as compared to $39.4 million for the three months ended July 5, 2020, an increase of $24.7 million, or 63%. Amortization of intangible assets was $23.1 million for the three months ended July 4, 2021, as compared to $20.5 million for the three months ended July 5, 2020. Restructuring and other charges, net, were $3.6 million for the three months ended July 4, 2021, as compared to $0.8 million for the three months ended July 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.6 million for the three months ended July 4, 2021, as compared to $0.1 million for the three months ended July 5, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $9.5 million for the three months ended July 4, 2021, as compared to decreasing expenses by $5.5 million for the three months ended July 5, 2020. Legal costs for significant litigation matters and settlements was $2.0 million for the three months ended July 5, 2020. In addition to the factors noted above, operating income increased for the three months ended July 4, 2021, as compared to the three months ended July 5, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Operating income from continuing operations for the six months ended July 4, 2021 was $107.1 million, as compared to $67.9 million for the six months ended July 5, 2020, an increase of $39.2 million, or 58%. Amortization of intangible assets was $43.5 million for the six months ended July 4, 2021, as compared to $41.2 million for the six months ended July 5, 2020. Restructuring and other charges, net, were $7.7 million for the six months ended July 4, 2021, as compared to $4.8 million for the six months ended July 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.6 million for the six months ended July 4, 2021, as compared to $1.0 million for the six months ended July 5, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $16.5 million for the six months ended July 4, 2021, as compared to decreasing expenses by $5.5 million for the six months ended July 5, 2020. Legal costs for significant litigation matters and settlements was $2.4 million for the six months ended July 5, 2020. In addition to the factors noted above, operating income increased for the six months ended July 4, 2021, as compared to the six months ended July 5, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended July 4, 2021 was $715.6 million, as compared to $420.7 million for the three months ended July 5, 2020, an increase of $294.9 million, or 70%, which includes an approximate 6% increase in revenue attributable to acquisitions and divestitures and a 5% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended July 4, 2021 and July 5, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the three months ended July 4, 2021 was driven by growth across our core portfolio and COVID-19 product offerings.
Revenue for the six months ended July 4, 2021 was $1,568.7 million, as compared to $674.7 million for the six months ended July 5, 2020, an increase of $894.0 million, or 133%, which includes an approximate 6% increase in revenue attributable to acquisitions and divestitures and 5% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue in our Diagnostics segment for each of the six months ended July 4, 2021 and July 5, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the six months ended July 4, 2021 was driven by growth across our core and COVID-19 portfolio.

Table
of Contents
Operating income from continuing operations for the three months ended July 4, 2021 was $286.3 million, as compared to $160.3 million for the three months ended July 5, 2020, an increase of $126.0 million, or 79%. Amortization of intangible assets increased and was $36.5 million for the three months ended July 4, 2021, as compared to $26.2 million for the three months ended July 5, 2020. Restructuring and other charges, net, were $1.4 million for the three months ended July 4, 2021, as compared to $0.3 million for the three months ended July 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $1.7 million for the three months ended July 4, 2021, as compared to $0.3 million for the three months ended July 5, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $2.4 million for the three months ended July 4, 2021, as compared to $1.3 million for the three months ended July 5, 2020. Legal costs for significant litigation matters and settlements was $1.2 million for the three months ended July 5, 2020. In addition to the factors noted above, operating income increased for the three months ended July 4, 2021, as compared to the three months ended July 5, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Operating income from continuing operations for the six months ended July 4, 2021 was $727.7 million, as compared to $189.9 million for the six months ended July 5, 2020, an increase of $537.9 million, or 283%. Amortization of intangible assets increased and was $70.2 million for the six months ended July 4, 2021, as compared to $52.8 million for the six months ended July 5, 2020. Restructuring and other charges, net, were $3.1 million for the six months ended July 4, 2021, as compared to $2.3 million for the six months ended July 5, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $3.7 million for the six months ended July 4, 2021, as compared to $0.5 million for the six months ended July 5, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $6.5 million for the six months ended July 4, 2021, as compared to $1.5 million for the six months ended July 5, 2020. Legal costs for significant litigation matters and settlements was $1.2 million for the six months ended July 5, 2020. In addition to the factors noted above, operating income increased for the six months ended July 4, 2021, as compared to the six months ended July 5, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.

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
At July 4, 2021, we had cash and cash equivalents of $572.8 million, of which $503.1 million was held by our non-U.S. subsidiaries, and we had $864.0 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at July 4, 2021.

Table
of Contents
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
On July 31, 2020, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended July 4, 2021, we repurchased 200,000 shares of common stock under the Repurchase Program for an aggregate cost of $29.0 million. During the six months ended July 4, 2021, we repurchased 433,000 shares of common stock under the Repurchase Program for an aggregate cost of $62.6 million. As of July 4, 2021, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
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
During the six months ended July 4, 2021 and July 5, 2020, we contributed $3.7 million and $3.4 million, respectively, in the aggregate, to pension plans outside of the United States. During the six months ended July 4, 2021, we contributed $20.0 million to our defined benefit pension plan in the United States for the plan year 2019. We expect to contribute an additional $3.7 million by the end of fiscal year 2021 to pension plans outside of the United States. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by continuing operations was $761.4 million for the six months ended July 4, 2021, as compared to net cash provided by continuing operations of $198.6 million for the six months ended July 5, 2020, an increase in cash provided by operating activities of $562.7 million. The cash provided by operating activities for the six months ended July 4, 2021 was principally a result of income from continuing operations of $625.3 million, and adjustments for non-cash charges aggregating to $148.6 million, including depreciation and amortization of $145.8 million, partially offset by a net cash usage in working capital of $12.5 million. During the six months ended July 4, 2021, we contributed $3.7 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States for the plan year 2019.
Investing Activities. Net cash used in investing activities was $751.9 million for the six months ended July 4, 2021, as compared to $45.6 million for the six months ended July 5, 2020, an increase of $706.3 million. For the six months ended July 4, 2021, the net cash used in investing activities was a result of cash used for acquisitions of $702.7 million, capital expenditures of $34.7 million and purchases of investments of $14.5 million. Cash used for acquisitions and capital expenditures for the six months ended July 5, 2020 was $3.0 million and $37.1 million, respectively. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the six months ended

Table
of Contents
July 5, 2020, we used $7.4 million for purchases of investments, which was partially offset by $1.8 million of proceeds from disposition of businesses and assets and $0.1 million of proceeds from surrender of life insurance policies.
Financing Activities. Net cash provided by financing activities was $325.3 million for the six months ended July 4, 2021, as compared to net cash used in financing activities of $120.4 million for the six months ended July 5, 2020, an increase in cash provided by financing activities of $445.6 million. The cash provided by financing activities during the six months ended July 4, 2021 was a result of proceeds from the sale of unsecured senior notes, proceeds from borrowings, and proceeds from the issuance of common stock under stock plans. During the six months ended July 4, 2021, proceeds from the sale of unsecured senior notes were $799.9 million and our debt borrowings totaled $729.0 million. These were partially offset by payments on borrowings of $763.5 million, payments of senior notes of $339.6 million and debt issuance costs of $8.2 million during the six months ended July 4, 2021. This compares to debt borrowings of $188.0 million, which were more than offset by debt payments of $290.0 million during the six months ended July 5, 2020. Proceeds from the issuance of common stock under our stock plans were $14.2 million during the six months ended July 4, 2021, as compared to $10.1 million for the six months ended July 5, 2020. This cash provided by financing activities during the six months ended July 4, 2021 was partially offset by repurchases of our common stock, payments of dividends, net payments on other credit facilities and settlement of cash flow hedges. During the six months ended July 4, 2021, we repurchased 433,000 shares of common stock under the Repurchase Program and 70,413 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $72.9 million. This compares to repurchases of 69,934 shares of our common stock pursuant to our equity incentive plans for the six months ended July 5, 2020, for a total cost of $6.7 million. During the six months ended July 4, 2021, we paid $15.7 million in dividends as compared to $15.6 million for the six months ended July 5, 2020. During the six months ended July 4, 2021, we had net payments on other credit facilities of $11.8 million as compared to $6.0 million for the six months ended July 5, 2020. We paid $5.9 million in settlement of hedges during the six months ended July 4, 2021, as compared to $5.0 million in cash received from settlement of hedges for the six months ended July 5, 2020. We paid acquisition-related contingent consideration of $5.2 million during the six months ended July 5, 2020.
Borrowing Arrangements
See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2021 and in each quarter of fiscal year 2020. At July 4, 2021, we had accrued $7.9 million for dividends declared on April 29, 2021 for the second quarter of fiscal year 2021 that were paid on August 6, 2021. On July 23, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2021 that will be payable in November 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Contractual Obligations
On April 9, 2021, we redeemed all of our outstanding 2021 Notes and paid an aggregate amount of $339.6 million.
Except as discussed above and in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements, our contractual obligations, as described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K have not changed materially.

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

Table
of Contents
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 4, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 4, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 4, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Table
of Contents
PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 4, 2021 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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

Table
of Contents
disruptions and market volatility resulting from the COVID-19 pandemic will continue to have a material adverse impact on the growth rate of certain of our businesses, particularly within the Discovery & Analytical Solutions segment, and may also have a material adverse impact on our overall financial condition, results of operations and cash flows.
Our Diagnostics segment has experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings as well as from the COVID-19 testing laboratory facilities we have developed with the State of California and the United Kingdom. The increased demand for these products is expected to continue into the fourth quarter of our fiscal year 2021, but the overall sustainability of the increase in associated revenue and valuation of our inventory remains largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products and successfully staff and manage the laboratories.
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

Table
of Contents
We may not be able to successfully execute acquisitions or divestitures, license technologies, integrate acquired businesses or licensed technologies into our existing businesses, or make acquired businesses or licensed technologies profitable.
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of Oxford Immunotec Global PLC and our anticipated acquisition of BioLegend, Inc. ("BioLegend"). However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:
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
To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We expect to raise additional funds to partially finance the acquisition of BioLegend. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us. We may also incur expenses related to completing acquisitions or licensing technologies, or in evaluating potential acquisitions or technologies, which may adversely impact our profitability.
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

Table
of Contents
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

Table
of Contents
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
As of July 4, 2021, our total assets included $5.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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

Table
of Contents
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

Table
of Contents
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

Table
of Contents
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
We may incur additional indebtedness in the future to meet future financing needs. We expect to incur additional indebtedness in the future to partially finance the acquisition of BioLegend. If we add new debt, the risks described above could increase. In addition, the market for both public and private debt offerings could experience liquidity concerns and increased volatility as a result of the COVID-19 pandemic, which could ultimately increase our borrowing costs and limit our ability to obtain future financing.
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

Table
of Contents
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
On April 29, 2021, we announced that our Board of Directors (our "Board") had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2021 that was paid on August 6, 2021. On July 23, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2021 that will be payable in November 2021. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
    Stock Repurchases

Table
of Contents
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
April 5, 2021—May 2, 2021	4,063	$131.09	—	$216,371,739
May 3, 2021—May 30, 2021	124,062	144.27	120,000	199,056,763
May 31, 2021—July 4, 2021	80,497	145.52	80,000	187,415,787
Activity for quarter ended July 4, 2021	208,622	$144.50	200,000	$187,415,787
 ____________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 4, 2021, we repurchased 8,622 shares of common stock for this purpose at an aggregate cost of $1.2 million. During the six months ended July 4, 2021, we repurchased 70,413 shares of common stock for this purpose at an aggregate cost of $10.3 million.

(2)On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended July 4, 2021, we repurchased 200,000 shares of common stock under the Repurchase Program for an aggregate cost of $29.0 million. During the six months ended July 4, 2021, we repurchased 433,000 shares of common stock under the Repurchase Program for an aggregate cost of $62.6 million. As of July 4, 2021, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.

Table
of Contents
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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended July 4, 2021 (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2021 and July 5, 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2021 and July 5, 2020, (iv) Condensed Consolidated Balance Sheets at July 4, 2021 and January 3, 2021, (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended July 4, 2021 and July 5, 2020, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2021 and July 5, 2020, and (vii) Notes to Condensed Consolidated Financial Statements.

Table
of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 10, 2021	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 10, 2021	By:	/s/ ANDREW OKUN
Andrew Okun Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)