Form 10-Q
period 2021-10-03
PERKINELMER INC
filed 2021-11-09
CIK 31791

Table
of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 4, 2021, there were outstanding 126,200,192 shares of common stock, $1 par value per share.

Table
of Contents

Table
of Contents
PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(In thousands, except per share data)
Product revenue	$785,869	$736,846	$2,365,180	$1,763,881
Service revenue	380,815	227,179	1,337,664	664,258
Total revenue	1,166,684	964,025	3,702,844	2,428,139
Cost of product revenue	365,497	299,785	1,070,632	746,469
Cost of service revenue	169,351	136,795	530,036	398,858
Total cost of revenue	534,848	436,580	1,600,668	1,145,327
Selling, general and administrative expenses	339,047	225,249	872,276	654,844
Research and development expenses	68,608	50,131	194,648	148,566
Restructuring and other costs, net	2,211	4,059	13,018	11,075
Operating income from continuing operations	221,970	248,006	1,022,234	468,327
Interest and other expense, net	60,302	14,249	54,027	35,054
Income from continuing operations before income taxes	161,668	233,757	968,207	433,273
Provision for income taxes	33,883	57,021	215,111	85,609
Income from continuing operations	127,785	176,736	753,096	347,664
Loss on disposition of discontinued operations before income taxes	—	—	—	—
Provision for income taxes on discontinued operations and dispositions	47	37	123	138
Loss from discontinued operations and dispositions	(47)	(37)	(123)	(138)
Net income	$127,738	$176,699	$752,973	$347,526
Basic earnings per share:
Income from continuing operations	$1.12	$1.58	$6.67	$3.12
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.12	$1.58	$6.67	$3.12
Diluted earnings per share:
Income from continuing operations	$1.11	$1.57	$6.65	$3.11
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.11	$1.57	$6.65	$3.10
Weighted average shares of common stock outstanding:
Basic	114,508	111,684	112,836	111,378
Diluted	115,022	112,292	113,307	111,935
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(In thousands)
Net income	$127,738	$176,699	$752,973	$347,526
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(53,758)	72,862	(114,339)	55,837
Unrealized (loss) gain on securities, net of income taxes	(1)	43	104	42
Other comprehensive (loss) income	(53,759)	72,905	(114,235)	55,879
Comprehensive income	$73,979	$249,604	$638,738	$403,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 3, 2021	January 3, 2021
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$487,373	$402,036
Accounts receivable, net	947,805	1,155,109
Inventories	645,419	514,567
Other current assets	170,207	167,208
Total current assets	2,250,804	2,238,920
Property, plant and equipment, net	537,710	368,304
Operating lease right-of-use assets	208,661	207,236
Intangible assets, net	4,160,736	1,365,693
Goodwill	7,420,271	3,447,114
Other assets, net	321,667	333,048
Total assets	$14,899,849	$7,960,315
Current liabilities:
Current portion of long-term debt	$4,485	$380,948
Accounts payable	320,435	327,325
Accrued expenses and other current liabilities	820,109	943,916
Total current liabilities	1,145,029	1,652,189
Long-term debt	5,099,077	1,609,701
Long-term liabilities	1,512,153	774,531
Operating lease liabilities	185,005	188,402
Total liabilities	7,941,264	4,224,823
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 126,200,000 shares and 112,090,000 shares at October 3, 2021 and January 3, 2021, respectively	126,200	112,090
Capital in excess of par value	2,742,750	148,101
Retained earnings	4,235,831	3,507,262
Accumulated other comprehensive loss	(146,196)	(31,961)
Total stockholders’ equity	6,958,585	3,735,492
Total liabilities and stockholders’ equity	$14,899,849	$7,960,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine-Month Period Ended October 3, 2021
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In thousands)
Balance, January 3, 2021	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	379,305	—	379,305
Other comprehensive loss	—	—	—	(72,211)	(72,211)
Dividends	—	—	(7,846)	—	(7,846)
Exercise of employee stock options and related income tax benefits	95	4,892	—	—	4,987
Issuance of common stock for employee stock purchase plans	—	8	—	—	8
Purchases of common stock	(295)	(42,484)	—	—	(42,779)
Issuance of common stock for long-term incentive program	176	4,274	—	—	4,450
Stock compensation	—	899	—	—	899
Balance, April 4, 2021	$112,066	$115,690	$3,878,721	$(104,172)	$4,002,305
Net income	—	—	245,930	—	245,930
Other comprehensive income	—	—	—	11,735	11,735
Dividends	—	—	(7,826)	—	(7,826)
Exercise of employee stock options and related income tax benefits	128	9,070	—	—	9,198
Issuance of common stock for employee stock purchase plans	11	1,613	—	—	1,624
Purchases of common stock	(209)	(29,936)	—	—	(30,145)
Issuance of common stock for long-term incentive program	24	4,998	—	—	5,022
Stock compensation	5	1,959	—	—	1,964
Balance, July 4, 2021	$112,025	$103,394	$4,116,825	$(92,437)	$4,239,807
Net income	—	—	127,738	—	127,738
Other comprehensive loss	—	—	—	(53,759)	(53,759)
Dividends	—	—	(8,732)	—	(8,732)
Issuance of common stock for business combination, net of issuance costs	14,067	2,624,077	—	—	2,638,144
Exercise of employee stock options and related income tax benefits	107	8,773	—	—	8,880
Purchases of common stock	(1)	(89)	—	—	(90)
Issuance of common stock for long-term incentive program	2	5,114	—	—	5,116
Stock compensation	—	1,481	—	—	1,481
Balance, October 3, 2021	$126,200	$2,742,750	$4,235,831	$(146,196)	$6,958,585

Table
of Contents

	For the Nine-Month Period Ended October 4, 2020
	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-13	—	—	(1,328)	—	(1,328)
Net income	—	—	33,665	—	33,665
Other comprehensive loss	—	—	—	(78,681)	(78,681)
Dividends	—	—	(7,779)	—	(7,779)
Exercise of employee stock options and related income tax benefits	21	1,085	—	—	1,106
Issuance of common stock for employee stock purchase plans	14	1,242	—	—	1,256
Purchases of common stock	(66)	(6,276)	—	—	(6,342)
Issuance of common stock for long-term incentive program	197	2,831	—	—	3,028
Stock compensation	—	997	—	—	997
Balance, April 5, 2020	$111,306	$90,236	$2,836,531	$(278,327)	$2,759,746
Net income	—	—	137,162	—	137,162
Other comprehensive income	—	—	—	61,655	61,655
Dividends	—	—	(7,803)	—	(7,803)
Exercise of employee stock options and related income tax benefits	175	8,792	—	—	8,967
Issuance of common stock for employee stock purchase plans	14	1,291	—	—	1,305
Purchases of common stock	(4)	(323)	—	—	(327)
Issuance of common stock for long-term incentive program	2	5,123	—	—	5,125
Stock compensation	8	1,625	—	—	1,633
Balance, July 5, 2020	$111,501	$106,744	$2,965,890	$(216,672)	$2,967,463
Net income	—	—	176,699	—	176,699
Other comprehensive income	—	—	—	72,905	72,905
Dividends	—	—	(7,839)	—	(7,839)
Exercise of employee stock options and related income tax benefits	369	17,085	—	—	17,454
Issuance of common stock for employee stock purchase plans	—	26	—	—	26
Purchases of common stock	(1)	(158)	—	—	(159)
Issuance of common stock for long-term incentive program	9	4,176	—	—	4,185
Stock compensation	—	947	—	—	947
Balance, October 4, 2020	$111,878	$128,820	$3,134,750	$(143,767)	$3,231,681

The accompanying notes are an integral part of these consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 3, 2021	October 4, 2020
	(In thousands)
Operating activities:
Net income	$752,973	$347,526
Loss from discontinued operations and dispositions, net of income taxes	123	138
Income from continuing operations	753,096	347,664
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	18,957	19,770
Restructuring and other costs, net	13,018	11,075
Depreciation and amortization	232,935	182,521
(Gain) Loss on disposition of businesses and assets, net	(1,970)	886
Change in fair value of contingent consideration	1,553	(8,807)
Amortization of deferred debt financing costs and accretion of discounts	3,224	2,559
Change in fair value of financial securities	(8,566)	—
Asset impairment	3,868	—
Amortization of acquired inventory revaluation	14,728	1,757
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	242,386	(67,695)
Inventories	6,316	(120,934)
Accounts payable	(37,002)	16,391
Accrued expenses and other	(167,385)	24,893
Net cash provided by operating activities of continuing operations	1,075,158	410,080
Investing activities:
Capital expenditures	(67,459)	(57,391)
Purchases of investments	(19,130)	(9,559)
Proceeds from disposition of businesses and assets	1,460	2,423
Proceeds from surrender of life insurance policies	—	131
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(3,967,678)	(3,702)
Net cash used in investing activities of continuing operations	(4,052,807)	(68,098)
Financing activities:
Payments on borrowings	(1,191,125)	(515,210)
Proceeds from borrowings	1,144,282	257,000
Proceeds from term loan	500,000	—
Payments of senior unsecured notes	(339,605)	—
Proceeds from sale of senior unsecured notes	3,086,095	—
Payments of debt financing and equity issuance costs	(30,983)	—
Settlement of cash flow hedges	(1,459)	(2,089)
Net payments on other credit facilities	(12,731)	(8,124)
Payments for acquisition-related contingent consideration	—	(5,200)
Proceeds from issuance of common stock under stock plans	22,760	27,528
Purchases of common stock	(73,013)	(6,829)
Dividends paid	(23,539)	(23,381)
Net cash provided by (used in) financing activities of continuing operations	3,080,682	(276,305)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,584)	832

Table
of Contents

Net increase in cash, cash equivalents and restricted cash	86,449	66,509
Cash, cash equivalents and restricted cash at beginning of period	402,613	191,894
Cash, cash equivalents and restricted cash at end of period	$489,062	$258,403

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$487,373	$258,293
Restricted cash included in other current assets	1,689	110
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$489,062	$258,403

Supplemental disclosures of non-cash investing and financing activities:
Equity issued for business combination, net of issuance costs	$2,638,369	$—
Contingent consideration accrued in business combination	34,131	—
Other liability incurred in business combination	7,767	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table
of Contents
PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC (the “2020 Form 10-K”). The balance sheet amounts at January 3, 2021 in this report were derived from the Company’s audited 2020 consolidated financial statements included in the 2020 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 3, 2021 and October 4, 2020, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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

	Reportable Segments
	Three Months Ended
	October 3, 2021			October 4, 2020
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$217,117	$280,367	$497,484	$173,992	$213,347	$387,339
Europe	135,940	220,264	356,204	115,281	198,205	313,486
Asia	159,822	153,174	312,996	134,350	128,850	263,200
	$512,879	$653,805	$1,166,684	$423,623	$540,402	$964,025

Primary end-markets
Diagnostics	$—	$653,805	$653,805	$—	$540,402	$540,402
Life sciences	320,067	—	320,067	251,929	—	251,929
Applied markets	192,812	—	192,812	171,694	—	171,694
	$512,879	$653,805	$1,166,684	$423,623	$540,402	$964,025

Timing of revenue recognition
Products and services transferred at a point in time	$374,147	$554,332	$928,479	$293,460	$518,867	$812,327
Services transferred over time	138,732	99,473	238,205	130,163	21,535	151,698
	$512,879	$653,805	$1,166,684	$423,623	$540,402	$964,025

Table
of Contents

	Reportable Segments
	Nine Months Ended
	October 3, 2021			October 4, 2020
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$599,170	$1,049,659	$1,648,829	$503,490	$475,113	$978,603
Europe	416,974	732,784	1,149,758	337,435	429,671	767,106
Asia	464,173	440,084	904,257	372,095	310,335	682,430
	$1,480,317	$2,222,527	$3,702,844	$1,213,020	$1,215,119	$2,428,139

Primary end-markets
Diagnostics	$—	$2,222,527	$2,222,527	$—	$1,215,119	$1,215,119
Life sciences	905,949	—	905,949	734,782	—	734,782
Applied markets	574,368	—	574,368	478,238	—	478,238
	$1,480,317	$2,222,527	$3,702,844	$1,213,020	$1,215,119	$2,428,139

Timing of revenue recognition
Products and services transferred at a point in time	$1,079,119	$1,676,041	$2,755,160	$827,270	$1,149,166	$1,976,436
Services transferred over time	401,198	546,486	947,684	385,750	65,953	451,703
	$1,480,317	$2,222,527	$3,702,844	$1,213,020	$1,215,119	$2,428,139

Major Customer Concentration
Revenues from one customer in the Company's Diagnostics segment represent approximately $94.8 million and $492.8 million of the Company's total revenue for the three and nine months ended October 3, 2021, respectively.
Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the consolidated balance sheets. The balance of contract assets as of October 3, 2021 and January 3, 2021 were $57.8 million and $59.5 million, respectively. The amount of unbilled receivables recognized at the beginning of the period that were transferred to trade receivables during the nine months ended October 3, 2021 was $48.9 million. The increase in unbilled receivables during the nine months ended October 3, 2021 as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period, amounted to $47.2 million.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related installation for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or "Accrued expenses and other current liabilities" or as long-term in "Long-term liabilities" in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The balance of contract liabilities as of October 3, 2021 and January 3, 2021 were $209.6 million and $238.1 million, respectively. The additions to contract liabilities during the nine months ended October 3, 2021 due to cash received, excluding amounts recognized as revenue during the period, was $51.3 million. The amount of revenue recognized during the nine months ended October 3, 2021 that was included in the contract liability balance at the beginning of the period was $79.8 million.
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

Note 3: Business Combinations
Acquisitions in fiscal year 2021
Acquisition of BioLegend, Inc. The Company completed the acquisition of BioLegend, Inc. ("BioLegend") and paid an aggregate consideration of $5.7 billion, net of cash acquired of $292.4 million, reflecting preliminary working capital and other adjustments (the "Aggregate Consideration") that are subject to final adjustments following the closing. The Aggregate Consideration was paid in a combination of $3.3 billion in cash and shares of the Company's common stock having a fair value of approximately $2.6 billion based on the $187.56 per share closing price of the Company's common stock on the New York Stock Exchange on September 17, 2021 (the "Stock Consideration"). The Stock Consideration consisted of 14,066,799 shares of the Company's common stock. The cash consideration was funded through a combination of $2.3 billion in proceeds from the issuance of senior unsecured notes, $500.0 million in proceeds from the Company's term loan credit facility and $310.0 million in proceeds from the Company's revolving credit facility and available cash on hand of $252.6 million. BioLegend is recognized as a leading, global provider of life science antibodies and reagents, headquartered in San Diego, California, with approximately 700 employees. The operations for this acquisition will be reported within the results of the Company's Discovery & Analytical Solutions segment from the acquisition date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and clone library, acquired as part of this acquisition had a weighted average amortization period of 16.3 years.
BioLegend's revenue and net loss for the period from the acquisition date to October 3, 2021 were $12.1 million and $6.2 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and BioLegend as if the acquisition of BioLegend had been completed at the beginning of fiscal year 2020:

	Nine Months Ended	Fiscal Year Ended
	October 3, 2021	January 3, 2021
	(In millions, except per share data)
Pro Forma Statement of Operations Information:
Revenue	$3,943	$4,025
Income from continuing operations	797	552
Basic earnings per share:
Income from continuing operations	$6.28	$4.39
Diluted earnings per share:
Income from continuing operations	$6.26	$4.37
The unaudited pro forma information for fiscal years 2021 and 2020 have been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2021 unaudited pro forma income from continuing operations was adjusted to exclude approximately $43.2 million of acquisition-related transaction costs and $23.3 million of bridge financing and debt pre-issuance hedging costs that were recognized in expense in the quarter. The fiscal year 2020 pro forma income from continuing operations was adjusted to include these acquisition-related transaction costs and the nonrecurring expenses related to the bridge financing and debt pre-issuance hedging costs and fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain

Table
of Contents
adjustments, such as fair value adjustment to inventory, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets.
The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities. The actual results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.
Other acquisitions in 2021. During the first nine months of fiscal year 2021, the Company also completed the acquisition of six other businesses for aggregate consideration of $1.2 billion. The acquired businesses include Oxford Immunotec Global PLC, a company based in Abingdon, UK with approximately 275 employees, for a total consideration of $590.9 million and Nexcelom Bioscience Holdings, LLC, a company based in Lawrence, Massachusetts with approximately 130 employees, for a total consideration of $267.1 million, and four other businesses, which were acquired for a total consideration of $296.0 million. The excess of the purchase price over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 12.4 years.
The total purchase price for the acquisitions in fiscal year 2021 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

	Preliminary
	BioLegend	Other
	(In thousands)
Fair value of business combination:
Cash payments	$3,335,753	1,118,884
Common stock issued	2,638,369	—
Other liability	6,857	910
Contingent consideration	—	34,131
Less: cash acquired	(292,377)	(195,010)
Total	$5,688,602	$958,915
Identifiable assets acquired and liabilities assumed:
Current assets	$184,541	$73,933
Property, plant and equipment	147,200	26,507
Other assets	9,330	15,564
Identifiable intangible assets:
Core technology and clone library	782,400	285,609
Trade names and patents	38,000	39,620
Licenses	8,979	—
Customer relationships and backlog	1,714,800	141,170
Goodwill	3,511,498	527,402
Deferred taxes	(669,906)	(86,471)
Deferred revenue	—	(1,197)
Debt assumed	—	(4,628)
Liabilities assumed	(38,240)	(58,594)
Total	$5,688,602	$958,915
Acquisitions in fiscal year 2020
During the fiscal year 2020, the Company completed the acquisition of four businesses for aggregate consideration of $438.9 million. The acquired businesses were Horizon Discovery Group plc, a company based in Cambridge, UK with approximately 400 employees, which was acquired on December 23, 2020 for a total consideration of $399.8 million (£296.0

Table
of Contents
million), and three other businesses, which were acquired for a total consideration of $39.1 million. The excess of the purchase price over the fair value of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and in-process research and development, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

The total purchase price for the acquisitions in fiscal year 2020 has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Preliminary
(In thousands)
Fair value of business combination:
Cash payments	$437,661
Other liability	1,660
Working capital and other adjustments	(384)
Less: cash acquired	(26,840)
Total	$412,097
Identifiable assets acquired and liabilities assumed:
Current assets	$35,532
Property, plant and equipment	20,302
Other assets	18,114
Identifiable intangible assets:
Core technology	65,730
Trade names	5,580
Customer relationships	108,523
In-process research and development ("IPR&D")	10,700
Goodwill	221,960
Deferred taxes	(27,142)
Deferred revenue	(2,031)
Liabilities assumed	(45,171)
Total	$412,097
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
As of October 3, 2021, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $90.7 million. As of October 3, 2021, the Company has recorded contingent consideration obligations of $37.2 million, of which $4.2 million was recorded in accrued expenses and other current liabilities, and $33.0

Table
of Contents
million was recorded in long-term liabilities. As of January 3, 2021, the Company had recorded contingent consideration obligations with an estimated fair value of $3.0 million, of which $2.9 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 7.2 years from October 3, 2021, and the remaining weighted average expected earnout period at October 3, 2021 was 6.8 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and nine months ended October 3, 2021 were $72.5 million and $87.6 million, respectively. These amounts included $2.1 million and $13.8 million of incentive award associated with the Company's acquisition of Meizheng Group for the three and nine months ended October 3, 2021, respectively. Net foreign exchange gain, and bridge financing and debt pre-issuance hedging costs, related to the Company's acquisitions for the nine months ended October 3, 2021 amounted to $5.4 million and $23.6 million, respectively. Total acquisition and divestiture-related costs for the three and nine months ended October 4, 2020 were $0.2 million and $7.4 million, respectively. These amounts included $0.2 million and $6.9 million of incentive award associated with the Company's acquisition of Meizheng Group for the three and nine months ended October 4, 2020, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

Note 4: Restructuring and Other Costs, Net
The Company implemented restructuring plans in the first, second and third quarters of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan", "Q2 2021 Plan" and "Q3 2021 Plan", respectively). The Company implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). The Company implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2020 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2021 and 2020 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)

Q3 2021 Plan	39	$420	$366	$—	$—	$786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
Q3 2020 Plan	23	2,080	901	—	—	2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022

Table
of Contents
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded net pre-tax charges of $0.4 million in the Discovery & Analytical Solutions segment during the nine months ended October 3, 2021 as a result of these contract terminations.
The Company recorded pre-tax charges of $1.3 million and $3.7 million associated with relocating facilities during the three and nine months ended October 3, 2021, respectively, in the Discovery & Analytical Solutions segment. The Company recorded pre-tax charges of $0.2 million and $0.4 million associated with relocating facilities during the three and nine months ended October 3, 2021, respectively, in the Diagnostics segment. The Company expects to make payments on these relocation activities through end of fiscal year 2022.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(In thousands)
Interest income	$(544)	$(205)	$(1,322)	$(662)
Interest expense including costs of bridge financing	43,531	12,057	74,407	37,308
Change in fair value of financial securities	19,365	—	(8,566)	—
Other (income) expense, net	(2,050)	2,397	(10,492)	(1,592)
Total interest and other expense, net	$60,302	$14,249	$54,027	$35,054
Foreign currency transaction (gains) were $(1.1) million and $(0.5) million for the three and nine months ended October 3, 2021, respectively. Foreign currency transaction (gains) losses were $(1.9) million and $1.6 million for the three and nine months ended October 4, 2020, respectively. Net losses from forward currency hedge contracts were $4.8 million and $3.3 million for the three and nine months ended October 3, 2021, respectively. Net losses from forward currency hedge contracts were $6.0 million and $1.9 million for the three and nine months ended October 4, 2020, respectively.

Note 6: Inventories

Inventories consisted of the following:

	October 3, 2021	January 3, 2021
	(In thousands)
Raw materials	$217,175	$205,022
Work in progress	72,988	35,160
Finished goods	355,256	274,385
Total inventories	$645,419	$514,567

Table
of Contents
Note 7: Debt

The Company’s debt consisted of the following:

	October 3, 2021
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$111,962	$—	$(4,075)	$107,887
Unsecured Term Loan Credit Facility	500,000	—	(1,069)	498,931
0.550% Senior Unsecured Notes due in 2023	500,000	(174)	(2,849)	496,977
0.850% Senior Unsecured Notes due in 2024	800,000	(485)	(5,964)	793,551
1.875% Senior Unsecured Notes due in 2026 ("2026 Notes")	579,750	(2,715)	(2,406)	574,629
1.900% Senior Unsecured Notes due in 2028	500,000	(357)	(4,788)	494,855
3.3% Senior Unsecured Notes due in 2029 ("2029 Notes")	850,000	(2,299)	(6,363)	841,338
2.55% Senior Unsecured Notes due in 2031	400,000	(128)	(3,351)	396,521
2.250% Senior Unsecured Notes due in 2031	500,000	(1,508)	(4,927)	493,565
3.625% Senior Unsecured Notes due in 2051	400,000	(4)	(4,324)	395,672
Other Debt Facilities, non-current	5,151	—	—	5,151
Total Long-Term Debt	$5,146,863	$(7,670)	$(40,116)	$5,099,077
Current Portion of Long-term Debt:
Other Debt Facilities, current	4,485	—	—	4,485
Total	$5,151,348	$(7,670)	$(40,116)	$5,103,562

	January 3, 2021
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$158,595	$—	$(2,621)	$155,974
2026 Notes	610,750	(3,253)	(2,782)	604,715
2029 Notes	850,000	(2,496)	(6,908)	840,596
Other Debt Facilities, non-current	8,416	—	—	8,416
Total Long-Term Debt	$1,627,761	$(5,749)	$(12,311)	$1,609,701
Current Portion of Long-term Debt:
0.6% Senior Unsecured Notes due in 2021 ("2021 Notes")	366,450	(16)	(229)	366,205
Other Debt Facilities, current	14,743	—	—	14,743
Total	$2,008,954	$(5,765)	$(12,540)	$1,990,649

Senior Unsecured Revolving Credit Facility. On August 24, 2021, the Company terminated its previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through August 24, 2026. As of October 3, 2021, undrawn letters of credit in the aggregate amount of $11.0 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of October 3, 2021, the Company had $1.4 billion available for additional borrowing under the facility. Borrowings will

Table
of Contents
bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company's option at either (a) the base rate (as defined in the credit agreement), or (b) the eurocurrency rate (a publicly published rate), in each case plus a percentage spread based on the credit rating of the Company's debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of October 3, 2021 was 101.5 basis points. The weighted average Eurocurrency interest rate as of October 3, 2021 was 0.02%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.03%, which was the interest applicable to the borrowings outstanding as of October 3, 2021. The credit agreement for the new facility contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.
Unsecured Term Loan Credit Facility. The Company entered into an unsecured delayed draw term loan credit facility on August 11, 2021 that provided for $500.0 million of term loans available through the earlier of (i) the consummation of the Company's acquisition of BioLegend (with such transaction acquiring BioLegend being the “Acquisition”) and (ii) the date that is five (5) business days after October 25, 2021, and as could be extended through January 31, 2022 in the event that the outside date under the definitive agreement with respect to the Acquisition was extended. On September 16, 2021, the Company borrowed the full $500.0 million from the term loan facility and used the proceeds to partially fund the Acquisition. The interest rates under the senior unsecured term loan credit facility are at either (a) the base rate, as described in the credit agreement, or (b) the eurocurrency rate (a publicly published rate), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of October 3, 2021 was 113.0 basis points. The weighted average Eurocurrency interest rate as of October 3, 2021 was 0.08%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.21%, which was the interest applicable to the borrowings outstanding as of October 3, 2021. The credit agreement for the facility contains customary affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in the senior unsecured revolving credit facility.
0.550% Senior Unsecured Notes due in 2023. On September 10, 2021, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2023 (the "2023 Notes”) in a registered public offering and received $499.8 million of net proceeds from the issuance. The 2023 Notes were issued at 99.964% of the principal amount, which resulted in a discount of $0.2 million. The 2023 Notes mature in September 2023 and bear interest at an annual rate of 0.550%. Interest on the 2023 Notes is payable semi-annually on March 15th and September 15th each year. The Company may not redeem the 2023 Notes prior to September 15, 2022. On or after September 15, 2022 (twelve months prior to their maturity date), the Company may redeem the 2023 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the 2023 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the 2023 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of repurchase.
0.850% Senior Unsecured Notes due in 2024. On September 10, 2021, the Company issued $800.0 million aggregate principal amount of senior unsecured notes due in 2024 (the "2024 Notes”) in a registered public offering and received $799.5 million of net proceeds from the issuance. The 2024 Notes were issued at 99.938% of the principal amount, which resulted in a discount of $0.5 million. The 2024 Notes mature in September 2024 and bear interest at an annual rate of 0.850%. Interest on the 2024 Notes is payable semi-annually on March 15th and September 15th each year. The Company may not redeem the 2024 Notes prior to September 15, 2022. On or after September 15, 2022 (twenty-four months prior to their maturity date), the Company may redeem the 2024 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the 2024 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the 2024 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of repurchase.
1.900% Senior Unsecured Notes due in 2028. On September 10, 2021, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in 2028 (the "2028 Notes”) in a registered public offering and received $499.6 million of net proceeds from the issuance. The 2028 Notes were issued at 99.928% of the principal amount, which resulted in a discount of $0.4 million. The 2028 Notes mature in September 2028 and bear interest at an annual rate of 1.900%. Interest on the 2028 Notes is payable semi-annually on March 15th and September 15th each year. On or after July 15, 2028 (two months prior to their maturity date), the Company may redeem the 2028 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the 2028 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase

Table
of Contents
the 2028 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of repurchase.
2.55% Senior Unsecured Notes due in 2031. On March 8, 2021, the Company issued $400.0 million aggregate principal amount of senior unsecured notes due in 2031 (the "March 2031 Notes”) in a registered public offering and received $399.9 million of net proceeds from the issuance. The March 2031 Notes were issued at 99.965% of the principal amount, which resulted in a discount of $0.1 million. The March 2031 Notes mature in March 2031 and bear interest at an annual rate of 2.55%. Interest on the March 2031 Notes is payable semi-annually on March 15th and September 15th each year. Prior to December 15, 2030 (three months prior to their maturity date), the Company may redeem the March 2031 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the March 2031 Notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued but unpaid as of the date of redemption) assuming that the March 2031 Notes matured on December 15, 2030, discounted to the date of redemption on a semi-annual basis (assuming a 360-day year of twelve 30-day months), at the Treasury Rate (as defined in the indenture governing the March 2031 Notes) plus 15 basis points, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. At any time on or after December 15, 2030, the Company may redeem the March 2031 Notes, in whole or in part, at the Company’s option, at a redemption price equal to 100% of the principal amount of the March 2031 Notes due to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the March 2031 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the March 2031 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
2.250% Senior Unsecured Notes due in 2031. On September 10, 2021, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due in September 2031 (the "September 2031 Notes”) in a registered public offering and received $498.5 million of net proceeds from the issuance. The September 2031 Notes were issued at 99.697% of the principal amount, which resulted in a discount of $1.5 million. The September 2031 Notes mature in September 2031 and bear interest at an annual rate of 2.250%. Interest on the September 2031 Notes is payable semi-annually on March 15th and September 15th each year. On or after June 15, 2031 (three months prior to their maturity date), the Company may redeem the September 2031 Notes in whole at any time or in part from time to time, at its option, at a redemption price equal to 100% of the principal amount of the September 2031 Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indenture governing the September 2031 Notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the September 2031 Notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of repurchase.
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

Table
of Contents
primarily shares issuable upon the exercise of stock options using the treasury stock method. The following table reconciles the number of shares utilized in the earnings per share calculations:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(In thousands)
Number of common shares—basic	114,508	111,684	112,836	111,378
Effect of dilutive securities:
Stock options	365	477	367	476
Restricted stock awards	149	131	104	81
Number of common shares—diluted	115,022	112,292	113,307	111,935
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	90	—	237	294
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

Table
of Contents
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$318,456	$245,556	$903,796	$686,529
Service revenue	194,423	178,067	576,521	526,491
Total revenue	512,879	423,623	1,480,317	1,213,020
Operating income from continuing operations	7,146	42,689	114,248	110,632
Diagnostics
Product revenue	467,413	491,290	1,461,384	1,077,352
Service revenue	186,392	49,112	761,143	137,767
Total revenue	653,805	540,402	2,222,527	1,215,119
Operating income from continuing operations	237,903	223,819	965,650	413,710
Corporate
Operating loss from continuing operations	(23,079)	(18,502)	(57,664)	(56,015)
Continuing Operations
Product revenue	785,869	736,846	2,365,180	1,763,881
Service revenue	380,815	227,179	1,337,664	664,258
Total revenue	1,166,684	964,025	3,702,844	2,428,139
Operating income from continuing operations	221,970	248,006	1,022,234	468,327
Interest and other expense, net (see Note 5)	60,302	14,249	54,027	35,054
Income from continuing operations before income taxes	$161,668	$233,757	$968,207	$433,273

Note 10: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	October 3, 2021	January 3, 2021
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(145,276)	$(30,937)
Unrecognized prior service costs, net of income taxes	(747)	(747)
Unrealized net losses on securities, net of income taxes	(173)	(277)
Accumulated other comprehensive loss	$(146,196)	$(31,961)

Stock Repurchases:
On July 31, 2020, the Company's Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended October 3, 2021, the Company repurchased 433,000 shares of common stock under the Repurchase Program for an aggregate cost of $62.6 million. As of October 3, 2021, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended October 3, 2021, the Company repurchased 512 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the nine months ended October 3, 2021, the Company repurchased 70,925 shares of common stock for this purpose at an aggregate cost of $10.4 million. The

Table
of Contents
repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2021 and in each quarter of fiscal year 2020. At October 3, 2021, the Company had accrued $8.8 million for dividends declared on July 23, 2021 for the third quarter of fiscal year 2021 that will be paid on November 12, 2021. On October 27, 2021, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2021 that will be payable in February 2022. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 4, 2021, its annual impairment testing date for fiscal year 2021. The Company concluded that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20% for each reporting unit, except for the Company's Tulip reporting unit which had a fair value that was between 10% and 20% more than its carrying value. The range of the long-term terminal growth rates for the Company’s reporting units was 3% to 5% for the fiscal year 2021 impairment analysis. The range for the discount rates for the reporting units was 8.0% to 12.5%. Keeping all other variables constant, a 10% change in any one of these input assumptions for the various reporting units, except for the Tulip reporting unit, would still allow the Company to conclude that there was no impairment of goodwill. As of January 4, 2021, the Company's Tulip reporting unit, which had a goodwill balance of $77.8 million, was at increased risk of an impairment charge given its ongoing weakness due to the impact of COVID-19; however, it is currently performing according to plan.
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
Non-amortizing intangibles are also subject to an annual impairment test. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of non-amortizing intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a non-amortizing intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. In addition, the Company evaluates the remaining useful life of its non-amortizing intangible asset at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful life of the Company's non-amortizing intangible asset is no longer indefinite, the asset will be tested for impairment. This intangible asset will then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. The Company performed its annual impairment testing as of January 4, 2021 and concluded that there was no impairment of its non-amortizing intangible asset. An assessment of the recoverability of amortizing intangible assets takes place when events have occurred that may give rise to an impairment. No such events occurred during the first nine months of fiscal year 2021.

Table
of Contents
The changes in the carrying amount of goodwill for the nine months ended October 3, 2021 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 3, 2021	$1,755,887	$1,691,227	$3,447,114
Foreign currency translation	(35,336)	(34,507)	(69,843)
Acquisitions, earn-outs and other	3,720,017	322,983	4,043,000
Balance at October 3, 2021	$5,440,568	$1,979,703	$7,420,271
Identifiable intangible asset balances by category were as follows:

	October 3, 2021	January 3, 2021
	(In thousands)
Patents	$31,037	$30,855
Less: Accumulated amortization	(28,641)	(28,440)
Net patents	2,396	2,415
Trade names and trademarks	171,976	98,661
Less: Accumulated amortization	(55,853)	(48,806)
Net trade names and trademarks	116,123	49,855
Licenses	68,297	58,700
Less: Accumulated amortization	(54,069)	(52,452)
Net licenses	14,228	6,248
Core technology	1,842,229	789,799
Less: Accumulated amortization	(458,426)	(398,992)
Net core technology	1,383,803	390,807
Customer relationships	3,184,009	1,357,660
Less: Accumulated amortization	(616,332)	(522,820)
Net customer relationships	2,567,677	834,840
In-process research and development	5,925	10,944
Net amortizable intangible assets	4,090,152	1,295,109
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$4,160,736	$1,365,693
Total amortization expense related to definite-lived intangible assets was $71.0 million and $184.7 million for the three and nine months ended October 3, 2021, respectively, and $48.9 million and $142.9 million for the three and nine months ended October 4, 2020, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $101.1 million for the remainder of fiscal year 2021, $414.3 million for fiscal year 2022, $403.1 million for fiscal year 2023, $390.9 million for fiscal year 2024, and $363.3 million for fiscal year 2025.

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

Table
of Contents
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
Principal hedged currencies include the Australian Dollar, British Pound, Euro, Indian Rupee, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $398.6 million, $808.0 million and $406.3 million at October 3, 2021, January 3, 2021 and October 4, 2020, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 3, 2021 and October 4, 2020.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $548.7 million as of October 3, 2021, combined Euro notional amounts of €33.4 million and combined U.S. Dollar notional amounts of $499.0 million as of January 3, 2021, and combined U.S. Dollar notional amounts of $156.2 million as of October 4, 2020. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended October 3, 2021 and October 4, 2020. The Company received $2.9 million and paid $2.1 million during the nine months ended October 3, 2021 and October 4, 2020, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 3, 2021, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €299.7 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(7.5) million and $(26.6) million for the three and nine months ended October 3, 2021, respectively, and $23.4 million and $24.8 million for the three and nine months ended October 4, 2020, respectively.
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

Table
of Contents
Interest on the cross-currency swap is payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company receives interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%. At October 3, 2021, the fair value of the cross-currency swap was a $8.5 million loss, which was recorded in AOCI.
During fiscal year 2020, the Company entered into a forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges were reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. During the second quarter of fiscal year 2021, the Company redeemed all of its outstanding 2021 Notes and settled the forward foreign exchange contracts that were designated as cash flow hedges. The unrealized foreign exchange losses (gains) recorded in earnings related to the cash flow hedges were $9.5 million for the nine months ended October 3, 2021, and $(10.5) million and $(14.3) million for each of the three and nine months ended October 4, 2020.
During fiscal year 2021, the Company entered into forward foreign exchange contracts, designated as a cash flow hedge, to hedge a portion of the 2026 Notes. The effective portion of the gain or loss of the cash flow hedge will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. As of October 3, 2021, the total notional amount of the forward foreign exchange contracts that was designated as cash flow hedges was €197.4 million. The unrealized foreign exchange losses recorded in earnings related to the cash flow hedge were $5.0 million and $4.2 million for the three and nine months ended October 3, 2021.

On July 26, 2021, the Company entered into two interest rate swaption agreements (together, the “Swaptions”) with expiration dates of September 30, 2021 in anticipation of issuing notes to fund the acquisition of BioLegend. The first swaption had a term of 2 months and hedged an anticipated 10-year note offering, with a notional value of $500.0 million. The second swaption had a term of 2 months and hedged an anticipated 7-year note offering, with a notional value of $500.0 million. The Company designated the Swaptions as qualifying hedging instruments and accounted for these derivatives as cash flow hedges.

On September 8, 2021, the Company sold both swaptions, and as a result, recognized a loss of $8.2 million in interest and other expense, net for the three and nine months ended October 3, 2021. The Company also recorded other comprehensive income of $3.8 million, which will be amortized to interest and other expense (income), net over the 7 and 10 year terms, respectively of the related permanent financing.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 13: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of October 3, 2021.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 3, 2021. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

Table
of Contents
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of October 3, 2021 and January 3, 2021 classified in one of the three classifications described above:

		Fair Value Measurements at October 3, 2021 Using:
	Total Carrying Value at October 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$45,744	$45,744	$—	$—
Foreign exchange derivative assets	808	—	808	—
Foreign exchange derivative liabilities	(21,294)	—	(21,294)	—
Contingent consideration	(37,225)	—	—	(37,225)

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,154	$2,154	$—	$—
Foreign exchange derivative assets	31,248	—	31,248	—
Foreign exchange derivative liabilities	(21,413)	—	(21,413)	—
Contingent consideration	(2,953)	—	—	(2,953)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both October 3, 2021 and January 3, 2021, none of the master netting arrangements involved collateral.
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
As of October 3, 2021, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $90.7 million. The expected maximum earnout period for the acquisitions with open contingency periods does not exceed 7.2 years from October 3, 2021, and the remaining weighted average expected earnout period at October 3, 2021 was 6.8 years.

Table
of Contents
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(In thousands)
Balance at beginning of period	$(3,334)	$(13,726)	$(2,953)	$(35,481)
Additions	(33,431)	—	(33,431)	—
Amounts paid and foreign currency translation	615	(144)	711	10,165
Reclassified to other current liabilities for achieved milestones	—	13,692	—	13,692
Change in fair value (included within selling, general and administrative expenses)	(1,075)	(2,639)	(1,552)	8,807
Balance at end of period	$(37,225)	$(2,817)	$(37,225)	$(2,817)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company's outstanding senior unsecured notes had a fair value of $4,675.9 million and a carrying value of $4,487.1 million as of October 3, 2021. The Company's outstanding senior unsecured notes had a fair value of $1,984.3 million and a carrying value of $1,811.5 million as of January 3, 2021. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company's senior revolving and term loan credit facilities, had an aggregate carrying value of $616.5 million and $179.1 million as of October 3, 2021 and January 3, 2021, respectively. As of October 3, 2021, these included bank loans in the aggregate amount of $9.6 million bearing fixed interest rates between 1.1% and 8.9% and a bank loan in the amount of $0.02 million bearing a variable interest rate based on the Euribor rate plus a margin of 1.5%. The Company had no change in credit standing during the first nine months of fiscal year 2021. Consequently, the carrying value approximates fair value and were classified as Level 2.
As of October 3, 2021, there has not been any significant impact to the fair value of the Company’s derivative liabilities due to credit risk. Similarly, there has not been any significant adverse impact to the Company’s derivative assets based on the evaluation of its counterparties’ credit risks.

Note 14: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.2 million and $12.9 million as of October 3, 2021 and January 3, 2021, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the

Table
of Contents
information available at this time, the total cost of resolving these contingencies at October 3, 2021 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the Third Quarter of Fiscal Year 2021
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 2, 2022 ("fiscal year 2021") will include 52 weeks, and the fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks.
Our overall revenue in the third quarter of fiscal year 2021 was $1,166.7 million and increased $202.7 million, or 21%, as compared to the third quarter of fiscal year 2020, reflecting an increase of $113.4 million, or 21%, in our Diagnostics segment revenue and an increase of $89.3 million, or 21%, in our Discovery & Analytical Solutions segment revenue. The increase in our Diagnostics segment revenue for the third quarter of fiscal year 2021 was driven by growth across our core portfolio and COVID-19 product offerings. The increase in our Discovery & Analytical Solutions segment revenue for the third quarter of fiscal year 2021 was driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets, as well as an increase in revenue from our academia and governmental markets. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Our consolidated gross margins decreased 56 basis points in the third quarter of fiscal year 2021, as compared to the third quarter of fiscal year 2020, primarily due to increased amortization expense partially offset by a favorable shift in product mix and service productivity. Our consolidated operating margins decreased 670 basis points in the third quarter of fiscal year 2021, as compared to the third quarter of fiscal year 2020, primarily due to increased costs related to amortization of acquired intangible assets, and investments in new product development and growth initiatives, which were partially offset by higher sales volume leverage and increased sales of our COVID-19 products offerings. Costs are also expected to increase in the fourth quarter of fiscal year 2021 mainly as a result of expected amortization expense of $40.7 million related to the acquisition of BioLegend.
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

Table
of Contents
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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (our “2020 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 3, 2021.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended October 3, 2021 was $1,166.7 million, as compared to $964.0 million for the three months ended October 4, 2020, an increase of $202.7 million, or approximately 21%, which includes an approximate 8% increase in revenue attributable to acquisitions and divestitures and a 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended October 3, 2021 as compared to the three months ended October 4, 2020 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $653.8 million for the three months ended October 3, 2021, as compared to $540.4 million for the three months ended October 4, 2020, an increase of $113.4 million, or 21%, primarily due to growth across our core portfolio and COVID-19 product offerings. Our Discovery & Analytical Solutions segment revenue was $512.9 million for the three months ended October 3, 2021, as compared to $423.6 million for the three months ended October 4, 2020, an increase of $89.3 million, or 21%, driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended October 3, 2021 and October 4, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended October 3, 2021 was $3,702.8 million, as compared to $2,428.1 million for the nine months ended October 4, 2020, an increase of $1,274.7 million, or approximately 52%, which includes an approximate 7% increase in revenue attributable to acquisitions and divestitures and a 3% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended October 3, 2021 as compared to the nine months ended October 4, 2020 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $2,222.5 million for the nine months ended October 3, 2021, as compared to $1,215.1 million for the nine months ended October 4, 2020, an increase of $1,007.4 million, or 83%, primarily due to growth across our core portfolio and COVID-19 product offerings. Our Discovery & Analytical Solutions segment revenue was $1,480.3 million for the nine months ended October 3, 2021, as compared to $1,213.0 million for the nine months ended October 4, 2020, an increase of $267.3 million, or 22%, driven by an increase in our life sciences market and applied markets revenue, as well as favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $2.4 million of revenue for the nine months ended October 3, 2021 and $0.6 million of revenue for the nine months ended October 4, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended October 3, 2021 was $534.8 million, as compared to $436.6 million for the three months ended October 4, 2020, an increase of $98.3 million, or approximately 23%. As a percentage of revenue, cost of revenue increased to 45.8% for the three months ended October 3, 2021, from 45.3% for the three months ended October 4, 2020, resulting in a decrease in gross margin of 56 basis points to 54.2% for the three months ended October 3, 2021, from 54.7% for the three months ended October 4, 2020. Amortization of intangible assets increased and was $32.1 million for the three months ended October 3, 2021, as compared to $16.7 million for the three months ended October 4, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental

Table
of Contents
expense of $9.4 million for the three months ended October 3, 2021, as compared to $0.3 million for the three months ended October 4, 2020. The overall decrease in gross margin was partially offset by a favorable shift in product mix and service productivity.
Cost of revenue for the nine months ended October 3, 2021 was $1,600.7 million, as compared to $1,145.3 million for the nine months ended October 4, 2020, an increase of $455.3 million, or approximately 40%. As a percentage of revenue, cost of revenue decreased to 43.2% for the nine months ended October 3, 2021, from 47.2% for the nine months ended October 4, 2020, resulting in an increase in gross margin of 394 basis points to 56.8% for the nine months ended October 3, 2021, from 52.8% for the nine months ended October 4, 2020. Amortization of intangible assets increased and was $75.1 million for the nine months ended October 3, 2021, as compared to $48.8 million for the nine months ended October 4, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $14.7 million for the nine months ended October 3, 2021, as compared to $1.8 million for the nine months ended October 4, 2020. The overall increase in gross margin was primarily the result of higher volume and a favorable shift in product mix and service productivity, partially offset by increased amortization expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 3, 2021 were $339.0 million, as compared to $225.2 million for the three months ended October 4, 2020, an increase of $113.8 million, or 50.5%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.1% for the three months ended October 3, 2021, as compared to 23.4% for the three months ended October 4, 2020. Amortization of intangible assets increased and was $38.9 million for the three months ended October 3, 2021, as compared to $32.2 million for the three months ended October 4, 2020. Amortization expense is expected to continue to increase as a result of the recent business combinations. Purchase accounting adjustments added an incremental expense of $1.2 million for the three months ended October 3, 2021, of which $1.1 million was change in contingent consideration and $0.1 million was increased depreciation on property, plant and equipment, as compared to $2.6 million of change in contingent consideration for the three months ended October 4, 2020. Acquisition and divestiture-related expenses added an incremental expense of $49.1 million for the three months ended October 3, 2021, as compared to $0.2 million for the three months ended October 4, 2020. Asset impairment costs added an incremental expense of $3.9 million for the three months ended October 3, 2021. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities innovation, and recent acquisitions amplified by pandemic-related cost controls and disruptions in the prior year.
Selling, general and administrative expenses for the nine months ended October 3, 2021 were $872.3 million, as compared to $654.8 million for the nine months ended October 4, 2020, an increase of $217.4 million, or 33.2%. As a percentage of revenue, selling, general and administrative expenses decreased and were 23.6% for the nine months ended October 3, 2021, as compared to 27.0% for the nine months ended October 4, 2020. Amortization of intangible assets increased and was $109.6 million for the nine months ended October 3, 2021, as compared to $94.1 million for the nine months ended October 4, 2020. Amortization expense is expected to continue to increase as a result of the recent business combinations. Purchase accounting adjustments added an incremental expense of $1.6 million for the nine months ended October 3, 2021, of which $1.5 million was change in contingent consideration and $0.1 million was increased depreciation on property, plant and equipment, as compared to decreasing expenses by $8.8 million of change in contingent consideration for the nine months ended October 4, 2020. Acquisition and divestiture-related expenses added an incremental expense of $69.4 million for the nine months ended October 3, 2021, as compared to $7.4 million for the nine months ended October 4, 2020. Asset impairment costs added an incremental expense of $3.9 million for the nine months ended October 3, 2021. Legal costs for significant litigation matters and settlements added an incremental expense of $3.6 million for the nine months ended October 4, 2020. Costs for significant environmental matters added an incremental expense of $5.2 million for the nine months ended October 4, 2020. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities innovation, and recent acquisitions amplified by pandemic-related cost controls and disruptions in the prior year.
Research and Development Expenses
Research and development expenses for the three months ended October 3, 2021 were $68.6 million, as compared to $50.1 million for the three months ended October 4, 2020, an increase of $18.5 million, or 36.9%. As a percentage of revenue, research and development expenses increased and were 5.9% for the three months ended October 3, 2021, as compared to 5.2% for the three months ended October 4, 2020. The increase in research and development expenses was driven by our investments in new product development.
Research and development expenses for the nine months ended October 3, 2021 were $194.6 million, as compared to $148.6 million for the nine months ended October 4, 2020, an increase of $46.1 million, or 31.0%. As a percentage of revenue, research and development expenses decreased and were 5.3% for the nine months ended October 3, 2021, as compared to 6.1%

Table
of Contents
for the nine months ended October 4, 2020. The increase in research and development expenses was driven by our investments in new product development.
Restructuring and Other Costs, Net
We implemented restructuring plans in the first, second and third quarters of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan", "Q2 2021 Plan" and "Q3 2021 Plan", respectively). We implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q3 2020 Plan"). We implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 5 to the audited consolidated financial statements in the 2020 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2021 and 2020 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)

Q3 2021 Plan	39	$420	$366	$—	$—	$786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
Q3 2020 Plan	23	2,080	901	—	—	2,981	Q2 FY2021	—
Q1 2020 Plan	32	2,312	1,134	92	682	4,220	Q4 FY2020	Q1 FY2022
We terminated various contractual commitments in connection with certain disposal activities and have recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded net pre-tax charges of $0.4 million in the Discovery & Analytical Solutions segment during the nine months ended October 3, 2021 as a result of these contract terminations.
We recorded pre-tax charges of $1.3 million and $3.7 million associated with relocating facilities during the three and nine months ended October 3, 2021, respectively, in the Discovery & Analytical Solutions segment. We recorded pre-tax charges of $0.2 million and $0.4 million associated with relocating facilities during the three and nine months ended October 3, 2021, respectively, in the Diagnostics segment. We expect to make payments on these relocation activities through end of fiscal year 2022.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(In thousands)
Interest income	$(544)	$(205)	$(1,322)	$(662)
Interest expense	43,531	12,057	74,407	37,308
Change in fair value of financial securities	19,365	—	(8,566)	—
Other (income) expense, net	(2,050)	2,397	(10,492)	(1,592)
Total interest and other expense, net	$60,302	$14,249	$54,027	$35,054

Table
of Contents
Interest and other expense, net, for the three months ended October 3, 2021 was $60.3 million, as compared to $14.2 million for the three months ended October 4, 2020, an increase of $46.1 million. The increase in interest and other expense, net, for the three months ended October 3, 2021, as compared to the three months ended October 4, 2020, was primarily due to an increase of $31.5 million in interest expense, which was the result of $23.3 million of bridge financing and debt pre-issuance hedging costs that were recognized in expense in the quarter and an overall increase in debt, for the three months ended October 3, 2021, as compared to the three months ended October 4, 2020 and a change in fair value of financial securities of $19.4 million that was recognized during the three months ended October 3, 2021, partially offset by an increase in other (income) expense, net of $4.4 million. The increase of $4.4 million in other (income) expense, net for the three months ended October 3, 2021, as compared to the three months ended October 4, 2020, consisted primarily of higher periodic pension credit, gain on disposal and a lower foreign exchange loss related to foreign currency transactions and translation during the three months ended October 3, 2021. The other components of net periodic pension credit were $3.8 million and $1.6 million for the three months ended October 3, 2021 and October 4, 2020, respectively. These amounts were included in other (income) expense, net. Interest expense will continue to increase in 2022 as a result of increased debt.
Interest and other expense, net, for the nine months ended October 3, 2021 was $54.0 million, as compared to $35.1 million for the nine months ended October 4, 2020, an increase of $19.0 million. The increase in interest and other expense, net, for the nine months ended October 3, 2021, as compared to the nine months ended October 4, 2020, was primarily due to an increase of $37.1 million in interest expense, which was the result of $23.3 million of bridge financing and debt pre-issuance hedging costs that were recognized in expense in the quarter and an overall increase in debt, for the nine months ended October 3, 2021, as compared to the nine months ended October 4, 2020, partially offset by an increase in other (income) expense, net of $8.9 million and a change in fair value of financial securities of $8.6 million that was recognized during the nine months ended October 3, 2021. The increase of $8.9 million in other (income) expense, net for the nine months ended October 3, 2021, as compared to the nine months ended October 4, 2020, consisted primarily of higher periodic pension credit and a lower foreign exchange loss related to foreign currency transactions and translation during the nine months ended October 3, 2021. The other components of net periodic pension credit were $11.3 million and $4.9 million for the nine months ended October 3, 2021 and October 4, 2020, respectively. These amounts were included in other (income) expense, net. Interest expense will continue to increase in 2022 as a result of increased debt.
Provision for Income Taxes
For the three months ended October 3, 2021, the provision for income taxes from continuing operations was $33.9 million, as compared to $57.0 million for the three months ended October 4, 2020. For the nine months ended October 3, 2021, the provision for income taxes from continuing operations was $215.1 million, as compared to $85.6 million for the nine months ended October 4, 2020.

The effective tax rate from continuing operations was 21.0% and 22.2%, for the three and nine months ended October 3, 2021, respectively, as compared to 24.4% and 19.8%, for the three and nine months ended October 4, 2020, respectively. The lower effective tax rate during the three months ended October 3, 2021, as compared to the three months ended October 4, 2020, was due to a one-time discrete expense item recorded in the three months ended October 4, 2020, partially offset by certain higher tax rate jurisdictions projected to have higher income in fiscal year 2021 as compared to fiscal year 2020.

The net tax (benefit) expense related to discrete items was $(0.5) million for the three months ended October 3, 2021, as compared to a $15.2 million accrual for a foreign filing position and other discrete items of $(2.3) million for the three months ended October 4, 2020. The higher effective tax rate during the nine months ended October 3, 2021, as compared to the nine months ended October 4, 2020, was due to certain higher tax rate jurisdictions projected to have higher income in fiscal year 2021 as compared to fiscal year 2020 and a net tax expense related to discrete items of $8.6 million for the nine months ended October 3, 2021, as compared to $7.4 million of net tax expense for the nine months ended October 4, 2020.

During the nine months ended October 3, 2021, the Company recognized discrete tax expense of $13.7 million due to the remeasurement of United Kingdom deferred tax liabilities on long-lived purchase accounting intangibles and a $1.5 million tax benefit related to other net United Kingdom deferred tax assets and liabilities in connection with United Kingdom Finance Act 2021, which increased the United Kingdom corporation tax from 19% to 25%, effective April 1, 2023. The remaining discrete tax benefit for the nine months ended October 3, 2021, excluding the United Kingdom rate change, was $3.6 million primarily related to excess tax benefits on stock compensation of $5.0 million and $6.4 million resulting from a transaction that was completed during the second quarter of fiscal year 2021, offset by an accrual for uncertain tax positions of $4.2 million, and return to provision adjustments of $3.6 million. The discrete tax benefit for the first nine months of fiscal year 2020 was $7.4 million and consisted primarily of a $15.2 million accrual related to a foreign filing position, as well as interest on uncertain tax positions of $1.5 million and $1.2 million related to foreign tax rate changes, partially offset by recognition of excess tax benefits on stock compensation of $7.6 million and a valuation allowance release of $3.8 million.

Table
of Contents

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended October 3, 2021 was $512.9 million, as compared to $423.6 million for the three months ended October 4, 2020, an increase of $89.3 million, or 21%, which includes an approximate 10% increase in revenue attributable to acquisitions and divestitures and a 1% increase in revenue attributable to favorable changes in foreign exchange rates. The life sciences market revenue accounted for $68.1 million of the increase while the applied markets revenue was $21.1 million of the increase. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended October 3, 2021, as compared to the three months ended October 4, 2020, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences market revenue was driven by increased demand from our pharmaceutical, biotechnology, academia and governmental markets. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Revenue for the nine months ended October 3, 2021 was $1,480.3 million, as compared to $1,213.0 million for the nine months ended October 4, 2020, an increase of $267.3 million, or 22%, which includes an approximate 7% increase in revenue attributable to acquisitions and divestitures and a 3% increase in revenue attributable to favorable changes in foreign exchange rates. The life sciences market revenue accounted for $171.2 million of the increase while the applied markets revenue was $96.1 million of the increase. The analysis in the remainder of this paragraph compares selected revenue by end market for the nine months ended October 3, 2021, as compared to the nine months ended October 4, 2020, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences market revenue was driven by increased demand from our pharmaceutical, biotechnology, academia and governmental markets. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Operating income from continuing operations for the three months ended October 3, 2021 was $7.1 million, as compared to $42.7 million for the three months ended October 4, 2020, a decrease of $35.5 million, or 83%. Amortization of intangible assets was $33.4 million for the three months ended October 3, 2021, as compared to $17.6 million for the three months ended October 4, 2020. Restructuring and other charges, net, were $1.6 million for the three months ended October 3, 2021, as compared to $2.0 million for the three months ended October 4, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $5.5 million for the three months ended October 3, 2021, as compared to zero for the three months ended October 4, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $47.2 million for the three months ended October 3, 2021, as compared to $0.2 million for the three months ended October 4, 2020. Excluding the factors noted above, operating income increased for the three months ended October 3, 2021, as compared to the three months ended October 4, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Operating income from continuing operations for the nine months ended October 3, 2021 was $114.2 million, as compared to $110.6 million for the nine months ended October 4, 2020, an increase of $3.6 million, or 3%. Amortization of intangible assets was $76.9 million for the nine months ended October 3, 2021, as compared to $58.8 million for the nine months ended October 4, 2020. Restructuring and other charges, net, were $9.4 million for the nine months ended October 3, 2021, as compared to $6.7 million for the nine months ended October 4, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $7.2 million for the nine months ended October 3, 2021, as compared to $1.0 million for the nine months ended October 4, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $63.7 million for the nine months ended October 3, 2021, as compared to decreasing expenses by $5.3 million for the nine months ended October 4, 2020. Legal costs for significant litigation matters and settlements was $2.4 million for the nine months ended October 4, 2020. Excluding the factors noted above, operating income increased for the nine months ended October 3, 2021, as compared to the nine months ended October 4, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended October 3, 2021 was $653.8 million, as compared to $540.4 million for the three months ended October 4, 2020, an increase of $113.4 million, or 21%, which includes an approximate 7% increase in revenue attributable to acquisitions and divestitures and a 2% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended October 3, 2021 and October 4, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective

Table
of Contents
periods. The increase in our Diagnostics segment revenue for the three months ended October 3, 2021 was driven by growth across our core portfolio and COVID-19 product offerings.
Revenue for the nine months ended October 3, 2021 was $2,222.5 million, as compared to $1,215.1 million for the nine months ended October 4, 2020, an increase of $1,007.4 million, or 83%, which includes an approximate 6% increase in revenue attributable to acquisitions and divestitures and 3% increase in revenue attributable to favorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue in our Diagnostics segment for each of the nine months ended October 3, 2021 and October 4, 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue for the nine months ended October 3, 2021 was driven by growth across our core and COVID-19 portfolio.
Operating income from continuing operations for the three months ended October 3, 2021 was $237.9 million, as compared to $223.8 million for the three months ended October 4, 2020, an increase of $14.1 million, or 6%. Amortization of intangible assets increased and was $37.5 million for the three months ended October 3, 2021, as compared to $31.3 million for the three months ended October 4, 2020. Restructuring and other charges, net, were $0.6 million for the three months ended October 3, 2021, as compared to $2.1 million for the three months ended October 4, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $3.9 million for the three months ended October 3, 2021, as compared to $0.3 million for the three months ended October 4, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $3.2 million for the three months ended October 3, 2021, as compared to $2.9 million for the three months ended October 4, 2020. Excluding the factors noted above, operating income increased for the three months ended October 3, 2021, as compared to the three months ended October 4, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Operating income from continuing operations for the nine months ended October 3, 2021 was $965.7 million, as compared to $413.7 million for the nine months ended October 4, 2020, an increase of $551.9 million, or 133%. Amortization of intangible assets increased and was $107.7 million for the nine months ended October 3, 2021, as compared to $84.0 million for the nine months ended October 4, 2020. Restructuring and other charges, net, were $3.7 million for the nine months ended October 3, 2021, as compared to $4.3 million for the nine months ended October 4, 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $7.6 million for the nine months ended October 3, 2021, as compared to $0.8 million for the nine months ended October 4, 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $9.8 million for the nine months ended October 3, 2021, as compared to $4.4 million for the nine months ended October 4, 2020. Legal costs for significant litigation matters and settlements was $1.2 million for the nine months ended October 4, 2020. Excluding the factors noted above, operating income increased for the nine months ended October 3, 2021, as compared to the nine months ended October 4, 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.

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

Table
of Contents
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
At October 3, 2021, we had cash and cash equivalents of $487.4 million, of which $413.0 million was held by our non-U.S. subsidiaries, and we had $1,377.1 million of additional borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at October 3, 2021.
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
On July 31, 2020, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended October 3, 2021, we repurchased 433,000 shares of common stock under the Repurchase Program for an aggregate cost of $62.6 million. As of October 3, 2021, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
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
During the nine months ended October 3, 2021 and October 4, 2020, we contributed $5.5 million and $5.2 million, respectively, in the aggregate, to pension plans outside of the United States. During the nine months ended October 3, 2021, we contributed $20.0 million to our defined benefit pension plan in the United States for the plan year 2019. We expect to contribute an additional $1.7 million by the end of fiscal year 2021 to pension plans outside of the United States. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by operating activities was $1,075.2 million for the nine months ended October 3, 2021, as compared to $410.1 million for the nine months ended October 4, 2020, an increase of $665.1 million. The cash provided by operating activities for the nine months ended October 3, 2021 was principally a result of income from continuing operations of $753.1 million, and adjustments for non-cash charges aggregating to $277.7 million, including depreciation and

Table
of Contents
amortization of $232.9 million, partially offset by a net cash usage in working capital of $44.3 million. During the nine months ended October 3, 2021, we contributed $5.5 million, in the aggregate, to pension plans outside of the United States and $20.0 million to our defined benefit pension plan in the United States for the plan year 2019.
Investing Activities. Net cash used in investing activities was $4,052.8 million for the nine months ended October 3, 2021, as compared to $68.1 million for the nine months ended October 4, 2020, an increase of $3,984.7 million. For the nine months ended October 3, 2021, the net cash used in investing activities was a result of cash used for acquisitions of $3,967.7 million, capital expenditures of $67.5 million and purchases of investments of $19.1 million, which were partially offset by $1.5 million of proceeds from disposition of businesses and assets. Cash used for acquisitions and capital expenditures for the nine months ended October 4, 2020 was $3.7 million and $57.4 million, respectively. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the nine months ended October 4, 2020, we used $9.6 million for purchases of investments, which was partially offset by $2.4 million of proceeds from disposition of businesses and assets and $0.1 million of proceeds from surrender of life insurance policies.
Financing Activities. Net cash provided by financing activities was $3,080.7 million for the nine months ended October 3, 2021, as compared to net cash used in financing activities of $276.3 million for the nine months ended October 4, 2020, an increase in cash provided by financing activities of $3,357.0 million. The cash provided by financing activities during the nine months ended October 3, 2021 was a result of proceeds from the sale of unsecured senior notes, proceeds from borrowings, proceeds from a term loan and proceeds from the issuance of common stock under stock plans. During the nine months ended October 3, 2021, proceeds from the sale of unsecured senior notes were $3,086.1 million, proceeds from term loan were $500.0 million and our debt borrowings totaled $1,144.3 million. These were partially offset by payments on borrowings of $1,191.1 million, payments of senior unsecured notes of $339.6 million and debt issuance costs of $31.0 million during the nine months ended October 3, 2021. This compares to debt borrowings of $257.0 million, which were more than offset by debt payments of $515.2 million during the nine months ended October 4, 2020. Proceeds from the issuance of common stock under our stock plans were $22.8 million during the nine months ended October 3, 2021, as compared to $27.5 million for the nine months ended October 4, 2020. This cash provided by financing activities during the nine months ended October 3, 2021 was partially offset by repurchases of our common stock, payments of dividends, net payments on other credit facilities and settlement of cash flow hedges. During the nine months ended October 3, 2021, we repurchased 433,000 shares of common stock under the Repurchase Program and 70,925 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $73.0 million. This compares to repurchases of 71,350 shares of our common stock pursuant to our equity incentive plans for the nine months ended October 4, 2020, for a total cost of $6.8 million. During the nine months ended October 3, 2021, we paid $23.5 million in dividends as compared to $23.4 million for the nine months ended October 4, 2020. During the nine months ended October 3, 2021, we had net payments on other credit facilities of $12.7 million as compared to $8.1 million for the nine months ended October 4, 2020. We paid $1.5 million in settlement of hedges during the nine months ended October 3, 2021, as compared to $2.1 million in cash paid for settlement of hedges for the nine months ended October 4, 2020. We paid acquisition-related contingent consideration of $5.2 million during the nine months ended October 4, 2020.
Borrowing Arrangements
See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2021 and in each quarter of fiscal year 2020. At October 3, 2021, we had accrued $8.8 million for dividends declared on July 23, 2021 for the third quarter of fiscal year 2021 that will be paid on November 12, 2021. On October 27, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2021 that will be payable in February 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Table
of Contents
Contractual Obligations
Except as discussed in Note 7, Debt, and Note 12, Derivatives and Hedging Activities, in the Notes to Condensed Consolidated Financial Statements, our contractual obligations, as described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K have not changed materially.

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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 3, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Table
of Contents
PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 3, 2021 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We face risks related to public health crises and pandemics, including the COVID-19 pandemic that was first reported in December 2019 and has since spread to all geographic regions where our products are produced and sold. The global impact of COVID-19 has resulted in an adverse impact on our operations, supply chains and distribution systems, as significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, have been implemented, and in some areas relaxed, and then implemented again. Continued uncertainty with respect to the severity and duration of the COVID-19 pandemic has contributed to the volatility of financial markets. The COVID-19 pandemic has caused extended global economic disruption, and a global recession is possible.

We have experienced significant reductions in demand for certain of our products due to the COVID-19 pandemic and although the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, additional impacts that we may experience include, but are not limited to: fluctuations in our stock price due to market volatility; further decreases in demand for certain of our products; reduced profitability; large-scale supply chain disruptions impeding our ability to ship and/or receive product; potential interruptions of, or limitations on manufacturing operations imposed by local, state or federal governments; shortages of key raw materials or components; workforce absenteeism and distraction; labor shortages including those resulting from unwillingness to comply with vaccination or other requirements; customer credit concerns; cybersecurity risks and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; fluctuations in foreign currency markets; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to our pension and other postretirement benefit plans; and deferred tax valuation allowances.

Table
of Contents
The rapid and continually evolving development of the COVID-19 situation, and the extent to which ongoing mitigation measures will be effective, precludes any prediction as to its ultimate impact. However, we currently anticipate that business disruptions and market volatility resulting from the COVID-19 pandemic will continue to have a material adverse impact on the growth rate of certain of our businesses, and may also have a material adverse impact on our overall financial condition, results of operations and cash flows.
Our Diagnostics segment has experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings as well as from the COVID-19 testing laboratory facilities we have developed with the State of California and the United Kingdom. Significant demand for these products is expected to continue into the fourth quarter of our fiscal year 2021, but the overall sustainability of the increase in associated revenue and valuation of our inventory remains largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products and successfully staff and manage the laboratories.
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

Table
of Contents
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of BioLegend, Inc. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:
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

Table
of Contents
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
As of October 3, 2021, our total assets included $11.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “non-amortizing”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Our senior unsecured revolving credit facility, unsecured term loan credit facility, senior unsecured notes due in 2023 ("2023 Notes"), senior unsecured notes due in 2024 ("2024 Notes"), senior unsecured notes due in 2026 ("2026 Notes"), senior unsecured notes due in 2028 ("2028 Notes"), senior unsecured notes due in 2029 ("2029 Notes"), senior unsecured notes due in 2031 ("March 2031 Notes"), senior unsecured notes due in 2031 ("September 2031 Notes") and senior unsecured notes due in 2051 ("2051 Notes") include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, unsecured term loan credit facility, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes, the 2051 Notes or

Table
of Contents
any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
Discontinuation, reform, or replacement of LIBOR may adversely affect our variable rate debt.
Our indebtedness under our senior unsecured revolving credit facility and unsecured term loan credit facility bear interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate (“LIBOR”) for deposits of U.S. dollars. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for certain tenors of U.S. dollar LIBOR (1-month, 3-month, 6-month, and 12-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. The Alternative Reference Rates Committee in the United States has proposed that the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by U.S. Treasury securities, is the rate that represents best practice as the alternative to U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. If LIBOR is discontinued, reformed or replaced, we expect that our indebtedness under our senior unsecured revolving credit facility and unsecured term loan credit facility will be indexed to a replacement benchmark based on SOFR. Any such change could cause the effective interest rate under our senior unsecured revolving credit facility and unsecured term loan credit facility and our overall interest expense to increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
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
On July 23, 2021, we announced that our Board of Directors (our "Board") had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2021 that will be paid on November 12, 2021. On October 27, 2021, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2021 that will be payable in February 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
    Stock Repurchases

Table
of Contents
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
July 5, 2021—August 1, 2021	175	$152.59	—	$187,415,787
August 2, 2021—August 29, 2021	52	184.61	—	187,415,787
August 30, 2021—October 3, 2021	285	185.87	—	187,415,787
Activity for quarter ended October 3, 2021	512	$174.37	—	$187,415,787
 ____________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended October 3, 2021, we repurchased 512 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the nine months ended October 3, 2021, we repurchased 70,925 shares of common stock for this purpose at an aggregate cost of $10.4 million.

(2)On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the nine months ended October 3, 2021, we repurchased 433,000 shares of common stock under the Repurchase Program for an aggregate cost of $62.6 million. As of October 3, 2021, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.

Table
of Contents
Item 6.Exhibits

Exhibit Number	Exhibit Name

2.1(1)
Agreement and Plan of Merger, dated as of July 25, 2021, by and among PerkinElmer, Inc., Burton Acquisition I, Inc., Burton Acquisition II, Inc., BioLegend, Inc. and Gene Lay, solely in his capacity as the Stockholder Representative, filed with the Commission on July 27, 2021 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

4.1
Seventh Supplemental Indenture, dated as of September 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (including the form of note contained therein), filed with the Commission on September 10, 2021 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.1
Term Loan Credit Agreement, dated as of August 11, 2021, among PerkinElmer, Inc., Bank of America, N.A. as Administrative Agent and the Lenders party thereto, filed with the Commission on August 12, 2021 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.2
Credit Agreement, dated as of August 24, 2021, among PerkinElmer, Inc., PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V. as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Commission on August 25, 2021 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended October 3, 2021 (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2021 and October 4, 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2021 and October 4, 2020, (iv) Condensed Consolidated Balance Sheets at October 3, 2021 and January 3, 2021, (v) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended October 3, 2021 and October 4, 2020, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2021 and October 4, 2020, and (vii) Notes to Condensed Consolidated Financial Statements.

Table
of Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 9, 2021	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 9, 2021	By:	/s/ ANDREW OKUN
Andrew Okun Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)