Form 10-K
period 2022-01-02
PERKINELMER INC
filed 2022-03-03
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on July 2, 2021, was $17,332,583,779 based upon the last reported sale of $155.57 per share of common stock on July 2, 2021.
As of February 25, 2022, there were outstanding 126,183,492 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of PerkinElmer, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2022 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business
Overview
We are a leading provider of products, services and solutions for the diagnostics, life sciences and applied markets. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 190 countries. As of January 2, 2022, we employed approximately 16,700 employees. Our common stock is listed on the New York Stock Exchange under the symbol “PKI” and we are a component of the S&P 500 Index.
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
Recent Developments
As part of our strategy to grow our core businesses, we have recently taken the following actions:
Acquisitions in Fiscal Year 2021:
In fiscal year 2021, we completed the acquisition of BioLegend, Inc. ("BioLegend") and paid an aggregate purchase price of $5.7 billion, net of cash acquired of $292.4 million, reflecting working capital and other adjustments (the "Aggregate Consideration"). The Aggregate Consideration was paid in a combination of $3.3 billion in cash and shares of our common stock having a value of approximately $2.6 billion based on the $187.56 per share closing price of our common stock on the New York Stock Exchange on September 17, 2021 (the "Stock Consideration"). The Stock Consideration consisted of 14,066,799 shares of our common stock and was issued on September 17, 2021 in a private placement pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) of the Securities Act. BioLegend is recognized as a leading, global provider of life science antibodies and reagents headquartered in San Diego, California, with approximately 700 employees.
In fiscal year 2021, we also completed the acquisition of seven other businesses for aggregate consideration of $1.2 billion. The acquired businesses include Oxford Immunotec Global PLC ("Oxford"), a company based in Abingdon, UK with approximately 275 employees, for total consideration of $590.9 million, Nexcelom Bioscience Holdings, LLC ("Nexcelom"), a company based in Lawrence, Massachusetts with approximately 130 employees, for total consideration of $267.3 million, and five other businesses, which were acquired for total consideration of $331.0 million.

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

Life Sciences:
Life Sciences consists of the life sciences research market and laboratory services market. In the life sciences research market, we provide a broad suite of solutions including reagents, informatics, contract research services, and detection and imaging technologies that enable scientists to work smarter, make research breakthroughs and transform those breakthroughs to real-world outcomes. These products, solutions and services support pharmaceutical, biotech, and contract research organizations, as well as academic institutions globally in discovering and developing better treatments and therapeutics to fight disease, faster and more efficiently. BioLegend’s acquisition provides us with access to new markets as well, notably the flow cytometry and multiomic cell analysis markets.
We also provide services designed to help customers in the laboratory services market increase efficiencies and production time while reducing laboratory maintenance costs. Our OneSource® laboratory service business is aligned with customers' needs, enabling them to accelerate scientific progress and commercial opportunities.

Applied Markets:
The applied markets consist of environmental, food and industrial markets. For the environmental market, we develop and provide analytical technologies, solutions and services that enable our customers to understand and characterize the health and quality of our environment, including air, water and soil. Our solutions are used to detect and help reduce the impact commercial products and industrial processes have on our environment. For example, our solutions help ensure compliance with regulatory standards that protect the purity of the world's water supply by detecting harmful substances, including trace metals such as lead, and organic pollutants such as pesticides and benzene. We provide the tools needed to meet rigorous regulatory requirements for environmental testing, meet quality specifications and safety standards, and innovate for next generation analytical products.
We also offer a variety of solutions that help farmers and food producers provide a growing population with food that is safe, nutritious and appealing, and assist manufacturers with ensuring product consistency and maximizing production yield. Our solutions confirm food quality, including the level of moisture in grain or the level of fat in butter and nutritional elements, as well as detect the presence of potentially dangerous contaminants, such as veterinary drug residues in milk. Our workflows can also be used to identify the origin of food products such as olive oil, which helps prevent counterfeiting. Our methods and analyses are transferable throughout the supply chain to enable customers to keep pace with industry standards as well as governmental regulations and certifications.
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

Principal Products:
Our principal products and services for Discovery & Analytical Solutions applications include the following:

Life Sciences Market:
•Radiometric detection solutions, including over 1,100 radiochemicals and instrumentation such as the Tri-Carb® and Quantulus™ GCT families of liquid scintillation analyzers, Wizard2® Gamma counters and MicroBeta2® plate based LSA, which are used for beta, gamma and luminescence counting in microplate and vial formats utilized in research, environmental and drug discovery applications.

•The Opera Phenix® Plus high-content screening system, which is used for sensitive and high-speed phenotypic drug screening of complex cellular models.
•The Operetta® CLS™ high-content analysis system, which enables scientists to reveal fine sub-cellular details from everyday assays as well as more complex studies, for example using live cells, 3D and stem cells.
•Reagents and solutions for microscopy and imaging applications. These include fluorophore-conjugated and enzyme-conjugated antibodies, as well as buffers and solutions such as our Ce3D™ collection of buffers for 3D tissue imaging.
•The MuviCyte™ live-cell imaging system, designed to operate inside a cell-culture incubator, enabling researchers to study cellular behaviors and pathways in living cells to gain a deeper understanding of functions, disease mechanisms and responses to treatments.
•The VICTOR Nivo® multimode plate reader benchtop system, which is designed for assay development and academic labs including those using HTRF® and AlphaLISA® technologies.
•The EnSight® multimode plate reader benchtop system, which offers well plate imaging alongside labeled detection technologies for target-based and phenotypic assays.
•The EnVision® multimode plate reader, which is designed for high-throughput screening laboratories, including those using HTRF®, AlphaScreen® and AlphaLISA® technologies.
•A wide range of homogeneous biochemical and cell-based reagents using HTRF®, LANCE® Ultra™, DELFIA®, AlphaLISA®, AlphaLISA ® SureFire® Ultra, AlphaScreen®, AlphaPlex® and luminescence assay technologies.
•A broad portfolio of recombinant GPCR and ion channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.
•ELISA MAX™ Standard Sets, ELISA MAX™ Deluxe Sets, LEGEND MAX™ ELISA Kits and RAPID MAX™ ELISA Kits, as well as complementary solutions and buffers for immunoassays to cover more than 200 targets for human, mouse, and rat samples, many of which are designed to assess the immune environment and its inflammatory state for vaccine, infectious disease and autoimmune disease research.
•LEGENDplex™ bead-based reagents, which, in contrast to single analyte assays such as ELISAs, can quantitate up to 14 targets, from one small sample volume in a flow cytometry assay.
•In vivo imaging technologies and reagents for preclinical research, comprised of the IVIS® Spectrum™ series for 2D and 3D optical imaging and optionally integrated low-dose CT imaging and the IVIS® Lumina™ series for benchtop 2D imaging, along with IVISbrite™ bioluminescent and IVISense™ fluorescent imaging agents, cell lines and dyes.
•GoInVivo™ as well as Ultra-LEAF™ and LEAF™ functional antibodies, which provide an affordable solution for researchers performing in vivo and ex vivo studies.
•The QuantumTM GX2 system, which enables low-dose in vivo CT imaging of multiple species and areas of anatomical interest across multiple disease areas by way of high resolution, tomographic imaging.
•Nexcelom BioScience automated cell counters, image cytometers, reagents and consumables for cell analysis used in life science research, drug discovery and drug development.
•Horizon Discovery offerings that enable critical elements of the drug development and therapeutic value chain, particularly in the area of precision medicine with a portfolio of cell engineering tools and services, featuring gene editing technologies such as CRISPR, and base editing and gene modulation technologies such as RNAi.
•Sirion Biotech consultancy services and technologies to design and manufacture viral vectors for cell and gene therapy research and preclinical development.
•BioLegend® best-in-class antibodies and reagents, which are used by life science researchers across biologics, cell and gene therapy, proteogenomics, and recombinant proteins.
•Fluorophore-conjugated antibodies, which are used in flow cytometers to characterize protein expression on the surface and in internal compartments of cells. The large collection of dyes and antibodies allows for an increasing number of conjugate options, facilitating the use of bigger and better flow cytometry panels. Notable products are Brilliant Violet™ and Spark™ dyes, among others.
•TotalSeq™ reagents, which are oligonucleotide-barcoded antibodies that enable protein detection by sequencing and combining traditional RNA or DNA sequencing experiments with high-parameter protein detection.
•Cell culture and biofunctional assay reagents, including bioactive recombinant proteins, as well as other specialized reagents such as Cell-Vive™ T-NK Xeno-Free Serum Substitute (GMP), and other GMP-produced recombinant proteins and reagents. These products serve several markets, notably cell and gene therapy applications.
•MojoSort™ and Lymphopure™ reagents that cover the main spectrum of cell separation technologies, which together with our fluorophore-antibody conjugates, can be used for FACS (Fluorescence-activated Cell Sorting).
•Flex-T™ reagents that utilize major histocompatibility complex tetramers to present peptides for the identification of antigen-specific T cells. Our Flex-T products can be used to screen the efficacy of antigen peptides for vaccine and drug trials, as well as characterizing the dominance of cancer-specific self-peptides, and more recently, SARS-CoV2 peptides for COVID-19 research.

•Antibodies and solutions for Western blotting. A large collection of validated antibodies, as well as supporting buffers and substrates, which provide a convenient set of tools to characterize protein size and relative expression levels in cell or tissue lysates.
•OneSource® laboratory services, a comprehensive portfolio of multivendor instrument management, QA/QC, lab relocation, scientific, laboratory IT and regulatory compliance services. OneSource® services programs are tailored to the specific needs and goals of individual customers and offer a series of informatics-based consulting, planning and management offerings to assist in laboratory productivity and the optimization of complex Information Technology platforms.
•OneSource® Dashboard software, a TIBCO® Spotfire® technology-driven interactive graphical platform, which provides visibility to a customer’s global asset population, service event and downtime distribution, as well as key performance indicators to assist in asset operation.
•OneSource® Insights as a ServiceTM offerings, which leverages comprehensive OneSource® analytics and industry data to develop and deliver customer-need driven recommendations to optimize, integrate and accelerate lab operations.
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
•PerkinElmer Signals TranslationalTM data management, aggregation and analysis platform, which offers out-of-the-box support for the complete precision medicine workflow from data acquisition to biomarker discovery and validation.
•ChemDraw® 18 platform, a chemical structure drawing and visualization application for scientists and researchers.
•Lead DiscoveryTM Premium software, which allows scientists to import, filter by, analyze and interpret chemical structures and biosequences alongside other related data in a highly visual and interactive environment for faster insights and better decisions.
•OneSource® Asset Genius™ monitoring solution, part of the Asset Genius family, which offers a 360o view of laboratory instruments regardless of the manufacturer, correlating instrument usage, age and service data, allowing customers to visually pinpoint under-performing, ideally-performing and over-burdened assets, and to make informed decisions.

Applied Markets:
•The series of Clarus® gas chromatographs and gas chromatographs/mass spectrometers, and the family of TurboMatrix™ sample-handling equipment, which are used to identify and quantify compounds in the environmental, forensics, food and beverage, hydrocarbon processing/biofuels, materials testing, pharmaceutical and semiconductor industries.
•The LC 300™ ultra-high performance liquid chromatography (UHPLC) and LC 300 high performance liquid chromatography (HPLC) systems, which provide high throughput along with superior performance and sensitivity.
•The SimplicityChrom™ CDS software which offers liquid chromatography workflows and intuitive functions for full 21CFR 11 compliance for laboratories working in regulated environments.
•A comprehensive Liquid Chromatography (LC) Column portfolio of innovative and highly efficient HPLC/ UHPLC and supercritical fluid chromatography (SFC) chemistries.
•The NexSAR™ HPLC, which is a speciation analysis ready system engineered with a completely inert and metal-free fluid path, enabling laboratories to meet low chromatographic background requirements on the most challenging speciation applications in food, water or consumer products such as children's toys.
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
•Atomic spectroscopy families of instruments, including the families of PinAAcle® atomic absorption spectrometers, Avio® Max inductively coupled plasma (“ICP”) optical emission spectrometers and NexION® ICP mass spectrometers, all of which are used in the environmental, food, pharmaceutical, and chemical industries, among others, to determine the elemental content of a sample.

•The LPC 500™ liquid particle counter featuring single particle optical sizing technology. Coupled with the Avio® 550 Max ICP-OES oils system, particle counting and sizing as well as wear metals analysis of in-service oils and lubricants are performed in one run with results delivered in less than a minute.
•Our infrared spectroscopy (IR) family of instruments, the Spectrum Two™ IR & NIR spectrometers, which are compact and portable and used for advanced infrared analysis for unknown substance identification, material qualification or concentration determination in fuel and lubricant analysis, polymer analysis and pharmaceutical and environmental applications.
•The Polymer ID analyzer, which provides accurate verification of identity, quality, and composition of polymers and their blends used in industries such as food packaging, construction and automotive.
•The series of LAMBDA® UV/Vis spectrophotometers that provide sampling flexibility to enable measurement of a wide range of sample types, including liquids, powders and solid materials, both in regulated industries as well as QC/QA and research applications.
•The FL 6500TM and FL 8500TM fluorescence spectrophotometers, which address the challenges of bioscience, industrial, chemical, environmental, pharmaceutical, agricultural and academic application.
•The 2400 Series II CHNS/O elemental analyzer, one of the leading organic elemental analyzers, which is ideal for the rapid determination of carbon, hydrogen, nitrogen, sulfur and oxygen content in organic and other types of materials.
•Our thermal analysis family, which includes our series of Differential Scanning Calorimetry (DSC) instruments that offer exclusive HyperDSC™ capability for unparalleled sensitivity and new insights into material processes, our Thermogravimetric (TGA) and Simultaneous Thermal Analysis (STA) instruments that can be coupled with Fourier Transform Infrared (FT-IR), Mass Spectrometry (MS), or Gas Chromatography/Mass Spectrometry (GC/MS) technologies to provide a complete and advanced line of Evolved Gas Analysis (EGA) platforms for greater analysis power and knowledge with materials characterization in polymers, pharmaceuticals, chemicals, petroleum, rubber, food and other areas.
•Perten® Falling Number®, which is the world standard method for measuring sprout damage. This is an important factor affecting the price of wheat and, ultimately, bread, baked goods, and pasta/noodle quality.
•RVA™ performance analyzer, which provides a screening tool for both producers and users of food ingredients.
•The Bioo Scientific® test kits for detection of toxins, veterinary drug residues and contaminants, which enable rapid and easy testing at different steps in the food value chain.
•The PerkinElmer FT 9700™ compact, high-performance and full-wavelength-range Fourier Transform Near Infrared (FT-NIR) spectrometer, which helps food and feed laboratories perform quick analyses for quality assurance of food and feed materials and reduces variations in production.
•The DA 7250 diode-array based NIR lab and at-line system, which simultaneously measures multiple constituents (moisture, protein, fat fiber, etc.) in 10 seconds.
•The IM 9500 Whole Grain NIR, which measures moisture, protein, oil, and more in less than 40 seconds.
•The AM 5200 grain moisture meter, which is based on the latest moisture meter technology, including the use of the Unified Grain Moisture Algorithm (UGMA) and 149MHz.
•The QSight® SP50 online solid phase extraction (SPE) system, which facilitates sample clean-up, enrichment and concentration, obviating the need for elaborate and time-consuming sample preparation procedures.
•MaxSignal HTS™ mycotoxin kits featuring automated and easy-to-use testing workflows for the six most commonly tested mycotoxins.
•PerkinElmer Solus One™ Listeria monocytogenes ELISA Assay. This new offering is designed to help high throughput food processors and contract labs focus on L. mono testing for food and environmental surface samples.
•DA 7350™ and DA 7440™ in-line and on-line NIR instruments – combined with Process Plus™ cloud-based software – provide continuous quality control of food and food ingredient manufacturing processes.
•Perten® Glutomatic® 2000 system for gluten quantity and quality testing of wheat, durum, semolina and flour.
•LactoScope™ FT-A instrument, which delivers quick and accurate full spectrum component testing and adulterant screening for liquid dairy products such as whey, raw and skim milk, shelf stable milk and cream with under 40% fat content.
•MaxSignalHTS™ Nitrofurans and Chloramphenicol ELISA kits, which will help food safety, quality and aquaculture labs simultaneously and accurately perform same-day testing for targeted antibiotic residues.

New Products:
New products introduced or acquired for Discovery & Analytical Solutions applications in fiscal year 2021 include the following:

Life Sciences Market:
•PhenoVue™ cellular imaging reagents, including cell painting kits, fluorescent probes and dyes and fluorescent secondary antibodies, which are part of an expanded suite of high-content imaging consumables that includes PhenoPlate™ (formerly CellCarrier Ultra™) cellular imaging microplates and GrowDex® hydrogels.
•A range of new AlphaLISA® and HTRF® reagents and assay kits serving key research and therapeutic areas, including GPCRs, targeted protein degradation, inflammation, oncology and neuroscience.
•The Signals Image Artist™ next-generation image analysis and management platform for drug discovery research, to help scientists process and analyze their high-content screening (HCS) and cellular imaging data in a matter of hours vs. days or weeks, so they can make more informed decisions faster.
•Horizon CHOSOURCE™ platform expanded to include CHO-K1 ADCC+ expression cell line for development of therapeutic antibodies in oncology, infectious disease and autoimmune conditions.
•A catalog of more than 20,000 SKUs from the recent acquisition of BioLegend, incorporating antibodies as well as a large collection of antibody conjugates and modifications. Other products include recombinant proteins, immunoassays and other supportive reagents and solutions for cell and molecular analysis.
•The T-SPOT® Discovery SARS-CoV-2 research use only assay to investigate cell-mediated immunity related to COVID-19.
•AuroFlow® AQ Mycotoxin platform that includes strip test versions for total Aflatoxin, Deoxynivalenol (DON), Fumonisin, Ochratoxin A, Zearalenone and T-2/HT-2.

 Applied Markets:
•MappIR™ accessory for Spectrum™ 3 FT-IR, which helps ensure quality of incoming raw materials and final product quality for better outcomes in semiconductor wafer manufacturing.
•The Tablet Analyzer™ and portable Silica Analyzer™ platform, which are dedicated analyzers launched to address customer needs for quick and accurate characterization of pharmaceutical tablet testing and respirable crystalline silica in mining environments, respectively.
•PureView™ Certified and PureView MS Certified vials, manufactured from Type 1 borosilicate glass which meets all USP, JP and EP requirements. The low-expansion, coefficient glass exhibits excellent thermal conductivity and provides an inert surface with a low free ion content, giving accurate and repeatable results every time.

Brand Names:
Our Discovery & Analytical Solutions segment offers additional products under various brand names:
Life Sciences Market:
Accell™, AdenoBOOST™, AlphaLISA®, AlphaPlex™, AlphaScreen®, Alpha™ SureFire®, Brilliant Violet™, Ce3D™, CellCarrier®, Cellaca™, Celigo™, Cellometer™, cell::explorer™, Cell-Vive™, Chalice™, Chem3D®, ChemDraw®, ChemOffice®, CHOSOURCE™, Dharmacon™, DharmaFECT™, Edit-R™, ELISA MAX™, EnSight®, EnVision®, Flex-T™, FMT®, FolateRSense™, GoInVivo™, HTRF®, IVIS®, IVISbrite™, IVISense™, LANCE®, LANCE ® Ultra ™, LEAF™, LEGEND MAX™, LEGENDplex™, LentiBOOST™, Lincode™, Living Image®, Lumina™, Lymphopure™, MicroBeta2®, [Mini ELISA Plate Reader™,] miRIDIAN™, MojoSort™, MuviCyte™, OneSource®, ON-TARGET™, ON-TARGETplus™, Opera Phenix® Plus, Operetta® CLS™, PerkinElmer Signals for Translational™, PhenoPlate™, PhenoVue™, PIN-POINT™, Quantulus™ GCT, RAPID MAX™, RediJect™, RNAiONE™, Signals Image Artist™, SMARTpools™, SMARTvector™, Spark™, Spectrum™, Tri-Carb®, T-SPOT®, Ultra-LEAF™, ViaStain™, VICTOR Nivo™ and Wizard2®.

Applied Markets:
Aquamatic™, Avio®, Clarity™, Clarus®, DairyGuard™, DoughLab™, Falling Number®, FL 6500TM, FL 8500TM, FlexarTM, Frontier™, Glutomatic®, Honigs Regression™, HyperDSC®, Inframatic™, LAMBDA®, LPC 500™, NexION®, NexSAR™, OilExpress™, OilPrep™, Optima®, Perten®, Perten Instruments®, PinAAcle®, PureViewTM, QSight®, SimplicityChrom™, Spectrum™, Spectrum Two™, Spotlight™, Supra-clean®, Supra-d™, Supra-poly®, Syngistix™, Torion®, TruQ™, TurboMatrix™ and Ultraspray®.

Diagnostics Segment
We offer instruments, reagents, assay platforms, and software to hospitals, medical labs, clinicians and medical research professionals to help improve the health of families. Our Diagnostics segment is especially focused on reproductive health, immunodiagnostics, emerging market diagnostics and applied genomics.
We provide early detection for genetic disorders from pregnancy to early childhood, and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their babies. Diagnostic labs use our instruments, reagents and software for testing and screening genetic abnormalities and certain disorders and diseases, including Down syndrome, hypothyroidism, muscular dystrophy, infertility and various metabolic conditions. We also develop technologies that enable and support genomic workflows using PCR and next-generation DNA sequencing for applications in oncology, immunodiagnostics and drug discovery.
With the acquisition of BioLegend, we added a collection of Analyte Specific Reagents (ASR) used in flow cytometry to develop diagnostic assays. We also provide a limited set of Immunohistochemistry in vitro diagnostic (IVD) products used for diagnostics in pathology labs, contract research organizations and other qualified institutions. A selection of our flow cytometry conjugates are registered in China as Class I diagnostic products.
We also developed a number of products and services in response to the COVID-19 pandemic, with a special emphasis on supporting public health authorities both in the United States and abroad, including through the operation of COVID-19 testing facilities. Further information is provided below under "New Products".
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
•The EnLite™ Neonatal TREC™ system, a screening test for Severe Combined Immunodeficiency (SCID), consisting of EnLite™ Neonatal TREC™ reagent kits, the Victor EnLite™ instrument and EnLite™ workstation software.
•NeoLSDTM MSMS kit, the first commercial IVD kit for screening of Pompe, MPS-I, Fabry, Gaucher, Niemann-Pick A/B and Krabbe disorders from a single dried blood spot sample.
•QSight® Triple Quad MSMS instrument, which is used for newborn screening.
•TRF-based Anti HBs/HCV/TP kits for infectious disease testing.
•Chitas® instrument and HBV/HCV/HIV 3-in-1 PCR reagents for blood screening, and Hi Sensitivity HBV DNA and HCV RNA assays for clinical infectious disease testing.
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

•JANUS® BioTx™ and PreNAT IITM workstations for automated small-scale purification, offering column, tip and plate-based chromatography on a single platform.
•The LabChip GXII® TouchTM platform, which provides a means of characterizing multiple protein product attributes for research labs through QC.
•The explorer™ automated workstation, which allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.
•Allergy testing covering allergen-specific immunoglobin e (IgE), measuring the level of different IgE antibodies in blood using ELISA and EUROLINETM assays.
•Vanadis® NIPT, a breakthrough cfDNA technology for use in genetic and biochemistry laboratories for screening common trisomies in the pregnant population as a leading NIPT solution.
•PG-Seq™ Rapid Non-Invasive Preimplantation Genetic Testing kit, an alternative to IVF embryo biopsies.
•PerkinElmer Genomics is a global laboratory network offering services for testing in cytogenetics, biochemical genetics (prenatal and postnatal), molecular genetics and immunodiagnostics. The laboratory network includes testing laboratories in the United States, Sweden, India, Malaysia and China.
•The EONISTM assay, a CE marked system utilizing real-time PCR technology, which allows for simultaneous screening of SMA, SCID and XLA in newborns from a single DBS punch.
•EUROIMMUN SARS-CoV-2 Antigen ELISA for specific determination of the SARS-CoV-2 protein.
•EURORealTime SARS-CoV-2/Influenza A/B real-time PCR test for direct detection of SARS-CoV-2, influenza virus type A and influenza virus type B.
•Anti-SARS-CoV-2 QuantiVacTM ELISA (IgG) to quantify IgG antibodies against the SARS-CoV-2 S1 antigen liquid chromatography (UHPLC) capabilities with intuitive instrument control and data analysis.
•PKamp™ Respiratory SARS-CoV-2 RT-PCR assay panel designed to conserve resources by testing a single nasopharyngeal, oropharyngeal or nasal swab sample collected from an individual suspected of respiratory viral infection consistent with COVID-19, the flu and RSV.
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
•Laboratory facilities for COVID-19 testing developed with public health authorities in the State of California and the United Kingdom.

New Products:
New products or services introduced or acquired for Diagnostics applications in fiscal year 2021 include the following:

•Prenatal testing utilizing PerkinElmer Genomics Next Generation Sequencing products.
•PerkinElmer Genomics Whole Genome Sequencing products, including sequencing for Spinal Muscular Atrophy and Repeat disorders.
•PerkinElmer Genomics Digital Genome sequencing test for Facioscapularhumeral dystrophy (FSHD).
•Oxford Immunotec™ T-SPOT® Technology platform, a modified ELISPOT used to detect a T cell immune response to infection. Tests available using the platform include:
◦The T-SPOT®.TB test, an FDA approved and CE marked test to aid the diagnosis of Tuberculosis infection.
◦The T-SPOT®.COVID test, a CE marked test to detect a T cell immune response to SARS-CoV-2 infection and vaccination.
◦The T-SPOT®.CMV test, a CE marked test to assess anti-CMV T cell mediated immunity.

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including AutoDELFIA®, BACS-on-Beads®, BIOCHIPs, Bioo Scientific®, BoBs®, chemagic™, Chitas®, Datalytix™, DELFIA®, DELFIA® Xpress, DOPlify®, EONISTM, EUROArrayTM, EUROIMMUN®, EUROLabWorkstationTM, EUROlineTM, EUROPatternTM, Evolution™, Evoya®, explorer™, FragilEase®, Genoglyphix®, GSP®, HaoyuanTM, iLab™, JANUS®, LabChip®, LifeCycle™, LimsLink™, MultiPROBE®, NEXTFLEX®, NextPrep™, Pannoramic™, PG-SeqTM, PG-FindTM, PKampTM, PreNAT®, Protein ClearTM, ProteinEXactTM, QSight®, QuantiVacTM, Sciclone®, SimplicityChrom™, Specimen Gate®, SuperflexTM, SymbioTM, T-SPOT®, Twister®, Vanadis®, VariSpec™, ViaCord® and Zephyr®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of January 2, 2022, we employed approximately 6,500 sales and service representatives operating in approximately 40 countries and marketing products and services in more than 190 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $11.9 million and $12.9 million as of January 2, 2022 and January 3, 2021, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Human Capital Management
As of January 2, 2022, we employed approximately 16,700 employees on a worldwide basis. Roughly 75% of our workforce is based outside of the United States. Employees at several of our subsidiaries outside the United States belong to labor unions and/or workers' councils in those jurisdictions. During fiscal year 2021, our voluntary turnover rate was roughly 10%. We believe that management of our human capital resources is vital to the continued growth and success of the Company, and we endeavor to create an environment that encourages productivity, rewards performance and values diversity. There are several ways in which we attempt to attract, develop and retain highly qualified employees, as set forth below.
Our human capital objectives include, as applicable, identifying, recruiting, developing, retaining, incentivizing, and integrating our existing and new employees. We strive to meet this objective by offering competitive compensation and benefits, in a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers. We hold our employees to high performance standards and our compensation plans are designed to deliver competitive base pay and attractive incentive opportunities. Our benefits programs are specifically tailored to the various countries in which we operate and maintain a significant workforce. We benchmark for market practices and adjust our compensation and benefits programs to ensure they remain both equitable and competitive.
Diversity and Inclusion
We believe in an inclusive workforce, where employees from a number of cultures and countries are engaged and encouraged to leverage their collective talents. We have employees in more than 40 countries around the world. As of the date of filing of this annual report on Form 10-K, women comprised roughly 30% of our leadership positions on a global basis, which we define as director level and above. We provided further information regarding our diversity demographics in our Corporate Social Responsibility (CSR) Report and elsewhere on our website at www.perkinelmer.com, including from our consolidated EEO-1 report. An EEO-1 report is filed with the United States Equal Employment Opportunity Commission and describes the racial, ethnic and gender composition of our U.S.-based workforce. Information on our website, including the CSR Report and the consolidated EEO-1 report, shall not be deemed incorporated by reference into this annual report.
We understand that our ability to operate in a multicultural world is critical to our long-term value creation. By maintaining a culture of diversity and inclusion, we believe we can innovate more effectively. To that end, we seek to promote diverse perspectives throughout our organization and are an equal opportunity employer committed to making employment decisions without regard to race, religion, national or ethnic origin, sex, sexual orientation, gender identity or expression, age, disability, protected veteran status or other characteristics protected by law.
Our commitment to diversity is evidenced by the establishment in 2020 of our internal Inclusion and Diversity Committee, which is comprised of a wide cross-section of leaders from all regions and backgrounds. The Committee focuses on driving increased diversity within our workforce, as well as creating a safe and engaging platform for dialogue on these issues for all our employees. Our commitment to creating a diverse and inclusive work environment is further validated by our employees, as reflected in the results of our recent employee engagement survey, where we received high scores in the areas of Diversity & Inclusion, Inclusiveness, and Non-Discrimination. Among other comments, employees shared that they are proud of the emphasis PerkinElmer places on diversity and inclusion, and on making PerkinElmer a place where everyone is valued and respected.
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
Health and Safety
Our success depends on the well-being of our employees, and one of our top priorities is to protect the health and safety of our employees. We maintain a culture focused on safety and strive to identify, eliminate, and control risk in the workplace to prevent injury and illness. Our employees have access to a global safety management system and are encouraged to report incidents, near misses, or other observations in the system. The system has been widely adopted in our manufacturing locations across the globe, and management uses the information generated by it to set safety-related policies and establish goals for future performance. Further, we provide our employees with a comprehensive benefits package that includes health insurance and other resources that support their physical and mental well-being. In response to the COVID-19 pandemic, we have taken, and we continue to take, proactive, aggressive actions to protect the health and safety of our employees, customers, partners, and suppliers. We enacted rigorous safety measures, including social distancing protocols, encouraging employees who do not need to be physically present on the manufacturing floor or in a lab to perform their work from home, suspending non-essential travel, implementing temperature checks and other access controls at the entrances to our facilities, extensively and frequently disinfecting our workspaces, and providing appropriate personal protective equipment to employees who are physically present at our facilities. We expect to continue to implement these measures until the COVID-19 pandemic is adequately contained, and we may take further actions as government authorities require or recommend, or as we determine to be in the best interests of our employees, customers, partners, and suppliers.
Community
At PerkinElmer, we have long held the view that responsible global citizenship along with good governance principles and ethical business practices, are essential tenets for sustainability and success. We encourage our employees to support the communities in which they live and where we operate, and to assist in that effort, we fund a long-term charitable matching program for our employees. In addition, we have established a group comprised of management and subject matter experts at our company, to focus on developing and delivering on measurable advancements in the areas of reducing waste, reducing carbon emissions, and improving employee engagement and diversity.

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
We face risks related to public health crises and pandemics, including the COVID-19 pandemic. The global impact of COVID-19 has resulted in an adverse impact on our operations, supply chains and distribution systems, as significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, have been implemented, and in some areas relaxed, and then implemented again. Continued uncertainty with respect to the severity and duration of the COVID-19 pandemic has contributed to the volatility of financial markets. The COVID-19 pandemic has caused extended global economic disruption, and a global recession is possible.
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
The rapid and continually evolving development of the COVID-19 pandemic, and the extent to which mitigation measures will be effective, preclude any prediction as to its ultimate impact. However, we currently anticipate that business disruptions and market volatility resulting from the COVID-19 pandemic will continue to have a material adverse impact on the growth rate of certain of our businesses, and may also have a material adverse impact on our overall financial condition, results of operations and cash flows.
Our Diagnostics segment has experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings as well as from the COVID-19 testing laboratory facilities we have developed with the State of California and the United Kingdom. We expect demand for these products and services to decline during 2022, with revenue and valuation of our inventory largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products and successfully staff and manage the laboratories.
Our growth is subject to global economic and political conditions, and operational disruptions at our facilities.
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, including war or other conflicts, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
As of January 2, 2022, our total assets included $11.5 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “indefinite-lived”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2021. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
•changes in actual, or from projected, foreign currency exchange rates,
•a global health crisis of unknown duration, such as the COVID-19 pandemic,
•wars, conflicts, or other changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,
•trade protection measures including embargoes, sanctions and tariffs, such as the sanctions recently implemented by the U.S. and other governments on the Russian Federation and related parties, the extent and impact of which have yet to be fully determined,
•import or export licensing requirements and the associated potential for delays or restrictions in the shipment of our products or the receipt of products from our suppliers,
•policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,
•differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,
•adverse income tax audit settlements or loss of previously negotiated tax incentives,
•differing business practices associated with foreign operations,
•difficulty in transferring cash between international operations and the United States,
•difficulty in staffing and managing widespread operations,
•differing labor laws and changes in those laws,
•differing protection of intellectual property and changes in that protection,
•expanded enforcement of laws related to data protection and personal privacy,
•increasing global enforcement of anti-bribery and anti-corruption laws, and
•differing regulatory requirements and changes in those requirements.

The United Kingdom's withdrawal from the European Union could adversely impact our results of operations.
Nearly 10% of our net sales from continuing operations in fiscal year 2021 came from the United Kingdom. Following the referendum vote in the United Kingdom in June 2016 in favor of leaving the European Union, on January 31, 2020, the country formally withdrew from the European Union (commonly referred to as “Brexit”) and, on December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement to govern the relationship between the United Kingdom and the European Union following Brexit. The potential effects of Brexit remain uncertain. Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty particularly in the United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions worsen in the United Kingdom or in the rest of Europe, it may have a material adverse effect on our operations and sales.
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, unsecured term loan credit facility, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes, the 2051 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
Over the last several years, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:
•operating results that vary from our financial guidance or the expectations of securities analysts and investors,
•the financial performance of the major end markets that we target,
•the operating and securities price performance of companies that investors consider to be comparable to us,
•announcements of strategic developments, acquisitions and other material events by us or our competitors,
•changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, commodity and equity prices and the value of financial assets, and
•changes to economic conditions arising from global health crises such as the COVID-19 pandemic.
Dividends on our common stock could be reduced or eliminated in the future.
On October 27, 2021, we announced that our Board of Directors (our "Board") had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2021 that was paid in February 2022. On January 27, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2022 that will be payable in May 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We conduct operations for both our Discovery & Analytical Solutions and Diagnostics segments in manufacturing and assembly plants, research laboratories, administrative offices and other facilities. A majority of all such facilities utilized are leased from third parties. Our real property leases are both short-term and long-term. See Note 21, Leases, in the Notes to Consolidated Financial Statements for further discussion of our leases.

Item 3.    Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 2, 2022 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below are our executive officers as of March 3, 2022. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Prahlad Singh	President and Chief Executive Officer	57
James M. Mock	Senior Vice President and Chief Financial Officer	45
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	53
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	55
Miriame Victor	Senior Vice President, Chief Commercial Officer	41
Tajinder Vohra	Senior Vice President, Global Operations	56
Andrew Okun	Vice President, Chief Accounting Officer and Treasurer	52
 Prahlad Singh, 57. Dr. Singh currently serves as President and Chief Executive Officer of PerkinElmer, having previously served as President and Chief Operating Officer of PerkinElmer from January 2019 through December 2019. Dr. Singh joined PerkinElmer as the President of our Diagnostics business in May 2014. He was elected Senior Vice President in September 2016 and Executive Vice President in March 2018. Prior to joining PerkinElmer, Dr. Singh was General Manager of GE Healthcare’s Women’s Health business from 2012 to 2014, with responsibility for its mammography and bone densitometry businesses. Before that, Dr. Singh held senior executive level roles in strategy, business development and mergers & acquisitions at both GE Healthcare and Philips Healthcare. Earlier in his career, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol-Myers Squibb Medical Imaging, which included managing the Asia Pacific and Middle East region. Dr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.

James M. Mock, 45. Mr. Mock joined PerkinElmer in May 2018 as our Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Mock served for nearly 20 years in a wide range of financial oversight capacities within General Electric Company (GE). Mr. Mock was most recently Vice President, Corporate Audit Staff, a position in which he served from October 2015 to April 2018, where he worked globally across GE’s businesses on controllership reviews and operational excellence projects. Mr. Mock previously served in a number of progressively responsible leadership positions with GE both in the United States and overseas, including as Vice President and Chief Financial Officer for GE Oil & Gas, Subsea Systems, from 2014 to 2015. Mr. Mock received a Bachelor’s degree in Economics from St. Lawrence University.

Joel S. Goldberg, 53. Mr. Goldberg currently serves as our Senior Vice President, Administration, General Counsel and Secretary, having joined as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.
Daniel R. Tereau, 55. Mr. Tereau was appointed Senior Vice President, Strategy and Business Development in January 2016, having joined PerkinElmer in April 2014 as Vice President, Strategy and Business Development. He is responsible for leading PerkinElmer’s overall strategic planning and business development activities. Prior to joining PerkinElmer, Mr. Tereau served on Novartis’ leadership team as Senior Vice President and Global Head of Strategy, Business Development and Licensing from 2011 to 2014, where he was responsible for global strategy and business development for the Consumer Health division. Prior to 2011, Mr. Tereau held similar roles at Thermo Fisher Scientific and GE Healthcare. Mr. Tereau holds a Bachelor of Science degree in finance from Ferris State University, a Juris Doctorate from Wayne State University, and earned his Master of Business Administration from Yale University.
Miriame Victor, 41. Ms. Victor joined PerkinElmer in October 2014 as Sales Leader for the Diagnostics business in Europe and most recently served as Vice President and General Manager for EMEAI, prior to being appointed Senior Vice President and Chief Commercial Officer in January 2021. In that role, she oversees PerkinElmer’s product commercialization efforts across all businesses, having previously completed the successful consolidation of the Diagnostics and Discovery & Analytical Solutions businesses into one unified commercial organization. Prior to joining PerkinElmer, Ms. Victor held various commercial leadership positions in the pharmaceutical industry with MSD and Novartis, and in the medical device industry with GE Healthcare. Ms. Victor holds a Bachelor of Science degree in pharmacy and pharmaceutical sciences from Cairo University and earned her Master of Business Administration from Arab Academy for Science, Technology and Maritime Transport.
Tajinder Vohra, 56. Mr. Vohra joined PerkinElmer in October 2015 as Vice President of Global Operations and was appointed Senior Vice President Global Operations in January 2018. He oversees all of PerkinElmer’s global operations, including manufacturing, supply chain, customer care and distribution. Prior to joining PerkinElmer, Mr. Vohra served at ABB as a Country Operations Leader from 2011 to 2015, where he was responsible for India-wide operations and Supply Chains for India, Middle East and Africa. Prior to 2011, Mr. Vohra was a Senior Vice President with Genpact, managing Supply Chain and IT businesses, and held a number of global management operational positions with GE Healthcare. Mr. Vohra received his Bachelor’s degree in Mechanical Engineering from the University of Delhi, Master’s degree in Industrial Engineering from the University of Alabama and Master’s degree in Manufacturing Engineering from Lehigh University. Mr. Vohra is a certified Six Sigma Black Belt, and was trained in lean manufacturing at the Shingijitsu Training Institute in Japan.

Andrew Okun, 52. Mr. Okun serves as our Vice President, Chief Accounting Officer and Treasurer. Mr. Okun has served as Vice President and Chief Accounting Officer since April 2011 and was appointed Treasurer in February 2021. Mr. Okun joined us in 2001 and has served in financial and controllership positions of increasing responsibility, including Director of Finance for the Optoelectronics business from 2001 through 2005, Vice President of Finance from 2005 through 2009 and Vice President and Corporate Controller from 2009 through 2011. Prior to joining us, Mr. Okun most recently worked for Honeywell International as a Site Controller as well as for Coopers & Lybrand. Mr. Okun is a Certified Public Accountant and earned his Master of Business Administration from the University of Virginia. He completed his undergraduate degree at the University of California, Santa Barbara.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity
We only have one class of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “PKI”. As of February 25, 2022, we had approximately 3,200 holders of record of our common stock.
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Aggregate Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2021 - October 31, 2021	26	$169.68	—	$187,415,787
November 1, 2021 - November 28, 2021	165	183.55	—	187,415,787
November 29, 2021 - January 2, 2022	132	188.30	—	187,415,787
Activity for quarter ended January 2, 2022	323	$184.37	—	$187,415,787
________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2021, we repurchased 323 shares of common stock for this purpose at an aggregate cost of $0.1 million. During fiscal year 2021, we repurchased 71,248 shares of common stock for this purpose at an aggregate cost of $10.5 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2021, we repurchased 433,000 shares of common stock under the Repurchase Program for an aggregate cost of $62.6 million. As of January 2, 2022, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and a Peer Group Index for the five fiscal years from January 1, 2017 to January 2, 2022. Our Peer Group Index consists of Agilent Technologies Inc., Thermo Fisher Scientific Inc., and Waters Corporation. The peer group is the same as the peer group used in the stock performance graph in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Comparison of Five-Year Cumulative Total Return
Among PerkinElmer, Inc. Common Stock, S&P Composite-500 and
Peer Group Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

$450
$425
$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
1-Jan-17
31-Dec-17
30-Dec-18
29-Dec-19
3-Jan-21
2-Jan-22
PerkinElmer, Inc.
S&P 500
Peer Group

	1-Jan-17	31-Dec-17	30-Dec-18	29-Dec-19	3-Jan-21	2-Jan-22
PerkinElmer, Inc.	$100.00	$140.85	$149.40	$188.19	$279.04	$391.68
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100.00	$138.59	$153.94	$218.62	$304.44	$434.63

Item 6.    [Reserved]

Reserved.

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended January 2, 2022 ("fiscal year 2021") and December 29, 2019 ("fiscal year 2019") included 52 weeks. The fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks. The fiscal year ending January 1, 2023 ("fiscal year 2022") will include 52 weeks.

Overview of Fiscal Year 2021
During fiscal year 2021, we continued to see strong returns from our acquisitions as well as our organic investments across technology, marketing and people. Our overall revenue in fiscal year 2021 increased $1,284.4 million, or 34%, as compared to fiscal year 2020, reflecting an increase of $865.0 million, or 42%, in our Diagnostics segment revenue and an increase of $419.4 million, or 24%, in our Discovery & Analytical Solutions segment revenue. Revenue from our 2021 acquisitions contributed $219.7 million to the increase in our overall revenue during fiscal year 2021. The increase in our Diagnostics segment revenue during fiscal year 2021 was primarily driven by increased demand for our COVID-19 product offerings resulting in an increase of $749.0 million in our immunodiagnostics revenue. Our Diagnostics segment revenue also increased during fiscal year 2021 due to growth in our core product offerings resulting in an increase of $61.9 million in our reproductive health revenue and an increase of $54.2 million in our applied genomics revenue. Revenue from our 2021 acquisitions contributed $95.5 million to the increase in our Diagnostics segment revenue during fiscal year 2021. The increase in our Discovery & Analytical Solutions segment revenue during fiscal year 2021 was driven by an increase of $305.1 million in our life sciences market revenue and an increase of $114.3 million in our applied markets revenue. Revenue from our 2021 acquisitions contributed $124.3 million to the increase in our Discovery & Analytical Solutions segment revenue during fiscal year 2021.
In our Diagnostics segment, we experienced tremendous demand for our immunodiagnostics COVID-19 product offerings, particularly in the Americas, partially offset by a decline in demand for these product offerings in the Asia-Pacific region. We also experienced strong growth in our immunodiagnostics and applied genomics core product and service offerings across all regions. In our reproductive health business, an expanded range of product offerings and increased geographic reach more than offset the impact of declining birthrates.
In our Discovery & Analytical Solutions segment, the increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets, as well as an increase in revenue from our Informatics business. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Our consolidated gross margins increased 49 basis points in fiscal year 2021, as compared to fiscal year 2020, primarily due to higher sales volume, a favorable shift in product mix and continued productivity initiatives to improve our supply chain, partially offset by increased amortization expense. Our consolidated operating margin increased 42 basis points in fiscal year 2021, as compared to fiscal year 2020, primarily due to higher sales volume leverage and increased sales of our COVID-19 products offerings, which were partially offset by increased amortization of intangible assets, investments in new product development and growth initiatives.
Overall, we believe that our strategic priorities and recent portfolio transformations, coupled with our expanded range of product offerings, leading market positions, global scale and financial strength provides us with a foundation for continued revenue growth, strong margins and cash flows, and long-term earnings per share growth.

Consolidated Results of Operations
 Fiscal Year 2021 Compared to Fiscal Year 2020
Revenue
Revenue for fiscal year 2021 was $5.1 billion, as compared to $3.8 billion for fiscal year 2020, an increase of $1.3 billion, or 34%, which includes an approximate 8% increase in revenue attributable to acquisitions and divestitures, and a 1% increase in revenue attributable to favorable changes in foreign exchange rates. Revenue from our 2021 acquisitions contributed $219.7 million to the increase in our overall revenue during fiscal year 2021. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2021 as compared to fiscal year 2020 and includes the effect of foreign exchange rate fluctuations, and acquisitions and divestitures. The total increase in revenue reflects an increase in our Diagnostics segment revenue of $865.0 million, or 42%, due to increased demand for our COVID-19 product offerings resulting in an increase of $749.0 million in our immunodiagnostics revenue. Our Diagnostics segment revenue also increased during fiscal year 2021 due to growth in our core product offerings resulting in an increase of $61.9 million in our reproductive health revenue and an increase of $54.2 million in our applied genomics revenue. Our Discovery & Analytical Solutions segment revenue increased by $419.4 million, or 24%, due to an increase of $305.1 million from our life sciences market revenue and an increase of $114.3 million from our applied markets revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue primarily related to our Diagnostics segment for each of fiscal years 2021 and 2020 and $1.8 million and $0.3 million of revenue primarily related to our Discovery & Analytical Solutions segment in fiscal years 2021 and 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for fiscal year 2021 was $2.2 billion, as compared to $1.7 billion for fiscal year 2020, an increase of approximately $543.0 million, or 32%. As a percentage of revenue, cost of revenue decreased to 43.7% in fiscal year 2021 from 44.2% in fiscal year 2020, resulting in an increase in gross margin of approximately 49 basis points to 56.3% in fiscal year 2021 from 55.8% in fiscal year 2020. Amortization of intangible assets increased and was $115.1 million for fiscal year 2021, as compared to $65.3 million for fiscal year 2020. Amortization of intangible assets from our 2021 acquisitions amounted to $34.0 million. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $35.2 million for fiscal year 2021, as compared to $2.8 million for fiscal year 2020. Other purchase accounting adjustments added an incremental expense of $1.8 million for fiscal year 2021, of which $1.6 million was acquisition-related stock compensation and $0.2 million was increased depreciation on property, plant and equipment. Asset impairment was $7.9 million for fiscal year 2020. In addition to the factors noted above, the overall increase in gross margin was primarily the result of higher sales volume, a favorable shift in product mix and continued productivity initiatives to improve our supply chain, partially offset by increased amortization expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2021 were $1,227.5 million, as compared to $917.9 million for fiscal year 2020, an increase of approximately $309.6 million, or 33.7%. As a percentage of revenue, selling, general and administrative expenses decreased to 24.2% in fiscal year 2021 from 24.3% in fiscal year 2020. Amortization of intangible assets increased to $175.1 million for fiscal year 2021, as compared to $127.3 million for fiscal year 2020. Amortization of intangible assets from our 2021 acquisitions amounted to $37.2 million. Acquisition and divestiture-related expenses added an incremental expense of $83.4 million for fiscal year 2021, of which $3.9 million was acquisition-related stock compensation, as compared to acquisition and divestiture-related expenses increasing expenses by $8.7 million for fiscal year 2020. Purchase accounting adjustments added an incremental expense of $3.2 million for fiscal year 2021, of which $3.1 million was change in contingent consideration and $0.1 million was increased depreciation on property, plant and equipment, as compared to purchase accounting adjustments decreasing expenses by $8.8 million for fiscal year 2020, which was attributable to change in contingent consideration. Asset impairment costs added an incremental expense of $3.9 million for fiscal year 2021. Legal costs for significant litigation matters and settlements were $0.1 million for fiscal year 2021, as compared to $7.1 million for fiscal year 2020. Costs for significant environmental matters were $5.2 million for fiscal year 2020. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities and innovation, and recent acquisitions amplified by pandemic-related cost controls and disruptions in the prior year.
Research and Development Expenses
Research and development expenses for fiscal year 2021 were $275.0 million, as compared to $205.4 million for fiscal year 2020, an increase of $69.6 million, or 33.9%. Research and development expenses from our 2021 acquisitions were $25.4 million. As a percentage of revenue, research and development expenses were flat at 5.4% in each of fiscal years 2021 and 2020. Stock compensation related to our acquisitions added an incremental expense of $1.4 million in fiscal year 2021. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million in fiscal year 2021. The increase in research and development expenses was driven by our investments in new product development.
Restructuring and Other Costs, Net
We have undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of our operations with our growth strategy and the integration of our business units and productivity initiatives. Restructuring and other costs, net were $16.4 million for fiscal year 2021 as compared to $8.0 million for fiscal year 2020.
We implemented restructuring plans in fiscal years 2021 and 2020, consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions.
We have also terminated various contractual commitments in connection with certain disposal activities and relocating operations and have recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. The aggregate charges for these actions totaled $0.2 million during fiscal year 2020. See Note 4, Restructuring and Other Costs, Net, in the Notes to Consolidated Financial Statements for further discussion of the restructuring activities.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	January 2, 2022	January 3, 2021
	(In thousands)
Interest income	$(2,241)	$(1,010)
Interest expense including costs of bridge financing	102,128	49,712
Change in fair value of financial securities	(10,985)	(35)
Other components of net periodic pension (credit) cost	(39,767)	18,833
Other expense, net	3,357	4,717
Total interest and other expense, net	$52,492	$72,217

The decrease of $19.7 million in interest and other expense, net, in fiscal year 2021 as compared to fiscal year 2020 was largely due to a net pension credit of $39.8 million in fiscal year 2021 as compared to a net pension cost of $18.8 million in fiscal year 2020, a decrease in other expense, net of $1.4 million and a change in fair value of financial securities of $11.0 million, partially offset by an increase of $52.4 million in interest expense in fiscal year 2021. The increase of $52.4 million in interest expense in fiscal year 2021 was the result of $23.4 million of costs of bridge financing and debt pre-issuance hedges that were recognized in fiscal year 2021 and interest expense from new debt in fiscal year 2021. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
The effective tax rates on continuing operations were 26.3% and 19.7% for fiscal years 2021 and 2020, respectively. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	January 2, 2022	January 3, 2021
	(In thousands)
Tax at statutory rate	$268,776	$190,339
Non-U.S. rate differential, net	(34,676)	(40,216)
U.S. taxation of multinational operations	9,731	9,050
State income taxes, net	37,907	13,306
Prior year tax matters	3,068	8,262
Effect of stock compensation	(2,961)	(8,818)
General business tax credits	(4,277)	(4,136)
Change in valuation allowance	3,070	10
Rate change on long term intangibles	14,031	—
Effect of foreign operations	37,147	—
Foreign consolidations	—	15,222
Others, net	4,787	(4,753)
Total	$336,603	$178,266
 The variation in our effective tax rate for fiscal year 2021 is primarily affected by the recognition of $37.1 million in U.S. federal, U.S. state and non-U.S. taxes due when we repatriate foreign earnings that we no longer consider indefinitely reinvested. We also recognized $19.0 million in fiscal year 2021 and $21.8 million in fiscal year 2020 of benefits derived from tax holidays in China and Singapore. The effect of these benefits, derived from tax holidays, on basic and diluted earnings per share for fiscal year 2021 was $0.16 and $0.16, respectively, and for fiscal year 2020 was $0.20 and $0.19, respectively. The tax holiday in China is renewed every three years. We expect to renew the tax holiday for two of our subsidiaries in China that expired in fiscal year 2021. The tax holiday for one of our subsidiaries in Singapore is scheduled to expire in fiscal year 2023.
Fiscal Year 2020 Compared to Fiscal Year 2019
For a discussion of our results of operations for fiscal year 2020 as compared to fiscal year 2019, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 3, 2021 filed with the Securities and Exchange Commission on March 2, 2021.
Business Combinations
Acquisitions in fiscal year 2021
Acquisition of BioLegend, Inc. In fiscal year 2021, we completed the acquisition of BioLegend, Inc. ("BioLegend") for an aggregate consideration of $5.7 billion. BioLegend's revenue and net loss for the period from the acquisition date to January 2, 2022 were $91.7 million and $25.8 million, respectively.
Other acquisitions in 2021. During fiscal year 2021, we also completed the acquisition of seven other businesses for aggregate consideration of $1.2 billion. The acquired businesses include Oxford Immunotec Global PLC for a total consideration of $590.9 million and Nexcelom Bioscience Holdings, LLC for a total consideration of $267.3 million, and five other businesses, which were acquired for a total consideration of $331.0 million.
Acquisitions in Fiscal Year 2020
During fiscal year 2020, we completed the acquisition of four businesses for aggregate consideration of $438.9 million. The acquired businesses include Horizon Discovery Group plc (“Horizon”), a company based in Cambridge, UK with approximately 400 employees, which was acquired on December 23, 2020 for a total consideration of $399.8 million (£296.0 million), and three other businesses which were acquired for a total consideration of $39.1 million.

See Note 3, Business Combinations, in the Notes to Consolidated Financial Statements for a detailed discussion of our acquisitions.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Fiscal Year 2021 Compared to Fiscal Year 2020
Revenue for fiscal year 2021 was $2,135.2 million, as compared to $1,715.8 million for fiscal year 2020, an increase of $419.4 million, or 24%, which includes an approximate 12% increase in revenue attributable to acquisitions and divestitures and a 1% increase in revenue attributable to favorable changes in foreign exchange rates. Revenue from our 2021 acquisitions contributed $124.3 million to the increase in our Discovery & Analytical Solutions segment revenue during fiscal year 2021. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $1.8 million and $0.3 million of revenue primarily related to our Discovery & Analytical Solutions segment for fiscal years 2021 and 2020, respectively, that otherwise would have been recorded by the acquired businesses during the period. The analysis in the remainder of this paragraph compares revenue by end-market for fiscal year 2021, as compared to fiscal year 2020, and includes the effect of foreign exchange fluctuations and acquisitions and divestitures. The increase in revenue in our Discovery & Analytical Solutions segment was a result of an increase of $305.1 million in our life sciences market revenue and an increase of $114.3 million in our applied markets revenue. The increase in our life sciences market revenue was the result of an increase in revenue in our pharmaceutical and biotechnology markets driven by continued growth of our Informatics business. The increase in our applied markets revenue was driven by increased demand from our industrial, environmental and food markets.
Operating income from continuing operations for fiscal year 2021 was $189.8 million, as compared to $183.5 million for fiscal year 2020, an increase of $6.3 million, or 3%. Amortization of intangible assets increased to $113.8 million for fiscal year 2021 as compared to $76.3 million for fiscal year 2020. Amortization of intangible assets from our 2021 acquisitions amounted to $55.1 million. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $23.8 million in fiscal year 2021, as compared to $1.3 million for fiscal year 2020. Acquisition and divestiture-related costs, contingent consideration and other costs added an incremental expense of $76.6 million for fiscal year 2021, as compared to decreasing expenses by $4.0 million for fiscal year 2020. Legal costs for significant litigation matters and settlements were $5.9 million for fiscal year 2020. Restructuring and other costs, net were $11.3 million for fiscal year 2021 as compared to $3.8 million for fiscal year 2020. Excluding the factors noted above, the overall increase in operating income for fiscal year 2021 as compared to fiscal year 2020, was primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Fiscal Year 2020 Compared to Fiscal Year 2019
    For a discussion of our results of operations for fiscal year 2020 as compared to fiscal year 2019, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 3, 2021 filed with the Securities and Exchange Commission on March 2, 2021.

Diagnostics
Fiscal Year 2021 Compared to Fiscal Year 2020
Revenue for fiscal year 2021 was $2,931.9 million, as compared to $2,066.9 million for fiscal year 2020, an increase of $865.0 million, or 42%, which includes an approximate 5% increase in revenue attributable to acquisitions and divestitures and a 2% increase in revenue attributable to favorable changes in foreign exchange rates. Revenue from our 2021 acquisitions contributed $95.5 million to the increase in our Diagnostics segment revenue during fiscal year 2021. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination rules, we did not recognize $0.8 million of revenue for each of fiscal years 2021 and 2020 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The increase in our Diagnostics segment revenue during fiscal year 2021 was primarily driven by increased demand for our COVID-19 product offerings resulting in an increase of $749.0 million in our immunodiagnostics revenue. Our Diagnostics segment revenue also increased during fiscal year 2021 due to growth in our core product offerings resulting in an increase of $61.9 million in our reproductive health revenue and an increase of $54.2 million in our applied genomics revenue.

Operating income from continuing operations for fiscal year 2021 was $1,219.9 million, as compared to $874.2 million for fiscal year 2020, an increase of $345.7 million, or 40%. Amortization of intangible assets increased and was $176.5 million for fiscal year 2021 as compared to $116.3 million for fiscal year 2020. Amortization of intangible assets from our 2021 acquisitions amounted to $16.2 million. Restructuring and other costs, net increased and were $5.1 million for fiscal year 2021 as compared to $4.3 million for fiscal year 2020. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $15.9 million in fiscal year 2021, as compared to an incremental expense of $5.0 million for fiscal year 2020. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $11.4 million in fiscal year 2021, as compared to $1.5 million for fiscal year 2020. Legal costs for significant litigation matters and settlements were $0.1 million for fiscal year 2021, as compared to $1.2 million for fiscal year 2020. Asset impairment was $3.9 million for fiscal year 2021, as compared to $7.9 million for fiscal year 2020. Excluding the factors noted above, operating income increased during fiscal year 2021, as compared to fiscal year 2020, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Fiscal Year 2020 Compared to Fiscal Year 2019
For a discussion of our results of operations for fiscal year 2020 as compared to fiscal year 2019, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 3, 2021 filed with the Securities and Exchange Commission on March 2, 2021.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are cash flows from our operations, borrowing capacity available under our senior unsecured credit facility and access to the debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
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
Cash Flows
Fiscal Year 2021 Compared to Fiscal Year 2020
Operating Activities. Net cash provided by continuing operations was $1,410.8 million for fiscal year 2021, as compared to $892.2 million for fiscal year 2020, an increase of $518.6 million. The cash provided by operating activities for fiscal year 2021 was principally a result of income from continuing operations of $943.3 million, adjustments for non-cash charges aggregating to $363.1 million, including depreciation and amortization of $358.0 million, and a net cash increase in working capital of $104.4 million. During fiscal year 2021, $1.7 million of contingent consideration payments were included in operating activities. During fiscal year 2021, we contributed $6.9 million, in the aggregate, to pension plans outside of the United States, and $20.0 million to our defined benefit pension plan in the United States for the plan year 2019.
Investing Activities. Net cash used in the investing activities of our continuing operations was $4,112.8 million for fiscal year 2021, as compared to $504.5 million for fiscal year 2020, an increase of $3,608.3 million. For fiscal year 2021, we used $3,991.3 million of net cash for acquisitions, as compared to $411.5 million used in fiscal year 2020. Capital expenditures for fiscal year 2021 were $99.9 million, primarily for manufacturing equipment and other capital equipment purchases, as compared to $77.5 million for fiscal year 2020. During fiscal year 2021, we purchased investments amounting to $23.1 million as compared to $20.1 million in fiscal year 2020. These items were partially offset by $1.5 million in proceeds from disposition of businesses and assets in fiscal year 2021, as compared to $4.3 million in fiscal year 2020, and by proceeds from surrender of life insurance policies of $0.1 million in fiscal year 2021, as compared to $0.3 million in fiscal year 2020.
Financing Activities. Net cash provided by the financing activities of our continuing operations was $2,941.7 million for fiscal year 2021, as compared to net cash used in the financing activities of our continuing operations of $202.9 million for fiscal year 2020, an increase of $3,144.5 million in net cash used in financing activities. The cash provided by financing activities during fiscal year 2021 was a result of proceeds from the sale of unsecured senior notes, proceeds from borrowings, proceeds from a term loan and proceeds from the issuance of common stock under stock plans. During fiscal year 2021, proceeds from the sale of unsecured senior notes were $3,086.1 million, our proceeds from debt borrowings totaled $1,400.3 million and proceeds from a term loan were $500.0 million. These were partially offset by payments on borrowings of $1,559.1 million, payments of senior unsecured notes of $339.6 million and debt issuance costs of $31.0 million during fiscal year 2021. This compares to debt borrowings of $714.7 million, which were more than offset by debt payments of $897.7 million during fiscal year 2021. Proceeds from the issuance of common stock under our stock plans were $25.1 million during fiscal year 2021, as compared to $37.7 million for fiscal year 2020. This cash provided by financing activities during fiscal year 2021 was partially offset by repurchases of our common stock, payments of dividends, net payments on other credit facilities settlement of swap and settlement of cash flow hedges. During fiscal year 2021, we repurchased 433,000 shares of common stock under the Repurchase Program and 71,248 shares of our common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans, for a total cost of $73.1 million. This compares to repurchases of 72,251 shares of our common stock pursuant to our equity incentive plans in fiscal year 2020, for a total cost of $6.9 million. During fiscal year 2021, we paid $32.4 million in dividends as compared to $31.2 million for fiscal year 2020. During fiscal year 2021, we paid $14.3 million for settlement of a swap. During fiscal year 2021, we had net payments on other credit facilities of $13.7 million as compared to $4.5 million for fiscal year 2020. We paid $4.5 million in settlement of hedges during fiscal year 2021 as compared to $4.6 million for fiscal year 2020. During fiscal year 2021, we paid $2.2 million for acquisition-related contingent consideration as compared to $10.4 million in fiscal year 2020.
Fiscal Year 2020 Compared to Fiscal Year 2019
    For a discussion of our results of operations for fiscal year 2020 as compared to fiscal year 2019, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 3, 2021 filed with the Securities and Exchange Commission on March 2, 2021.
Borrowing Arrangements
See Note 13, Debt, in the Notes to Consolidated Financial Statements for a detailed discussion of our borrowing arrangements.
Dividends
Our Board of Directors (our "Board") declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2021 and 2020, resulting in an annual dividend rate of $0.28 per share. At January 2, 2022, we had accrued $8.8 million for a dividend declared in October 2021 for the fourth quarter of fiscal year 2021 that was paid in February 2022. On January 27, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2022 that will be payable in May 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Capital Expenditures
During fiscal year 2022, we expect to invest an amount for capital expenditures similar to that in fiscal year 2021, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.
Other Potential Liquidity Considerations
At January 2, 2022, we had cash and cash equivalents of $618.3 million, of which $526.3 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at January 2, 2022.
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
Prior to enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), we did not provide deferred income tax expense on the cumulative undistributed earnings of our international subsidiaries. At December 31, 2017, we accrued for a one-time transition tax expense of $85.0 million on our unremitted foreign earnings in accordance with the Tax Act. The U.S. Treasury subsequently issued regulations on the Tax Act and we recorded tax expense (benefit) of $2.7 million and $(4.6) million during fiscal years 2019 and 2018, respectively. We continue to make our scheduled tax payments associated with this one-time transition tax expense accrual.
As of January 2, 2022, we evaluated our undistributed foreign earnings and identified approximately $1.2 billion in earnings that we no longer considered indefinitely reinvested. We intend to begin repatriating such earnings to the U.S., in whole or in part, during fiscal year 2022. In doing so, we have recorded a provision of approximately $37.1 million for the U.S. federal, U.S. state and non-U.S. taxes that would fall due when such earnings are repatriated. No additional income tax expense has been provided for any remaining undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested.
On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2021, we repurchased 433,000 shares of common stock under the Repurchase Program at an aggregate cost of $62.6 million. As of January 2, 2022, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, our Board has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During fiscal year 2021, we repurchased 71,248 shares of common stock for this purpose at an aggregate cost of $10.5 million. During fiscal year 2020, we repurchased 72,251 shares of common stock for this purpose at an aggregate cost of $6.9 million.
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
As of January 2, 2022, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $108.4 million. As of January 2, 2022, we have recorded contingent consideration obligations of $58.0 million, of which $1.3 million was recorded in accrued expenses and other current liabilities, and $56.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.9 years from January 2, 2022, and the remaining weighted average expected earnout period at January 2, 2022 was 5.4 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $7.0 million in the aggregate during fiscal year 2022. During fiscal years 2021 and 2020, we contributed $6.9 million and $7.5 million, in the aggregate, to pension plans outside of the United States, respectively. During fiscal year 2021, we contributed $20.0 million to our defined benefit pension plan in the United States for the plan year 2019. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
We are conducting a number of environmental investigations and remedial actions at our current and former locations, and are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in our opinion, based on our review of the information available at this time, the total cost of resolving these contingencies at January 2, 2022 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. See “Business—Environmental Matters” above and Note 16, Contingencies, in the Notes to Consolidated Financial Statements for a discussion of these matters and proceedings.
Effects of Recently Issued and Adopted Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, in the Notes to Consolidated Financial Statements for a summary of recently adopted and issued accounting pronouncements.
Application of Critical Accounting Policies and Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounting for business combinations, long-lived assets, including goodwill and other intangibles and employee compensation and benefits. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.
Business combinations. Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses; restructuring costs associated with a business combination are expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. For intangible assets, we normally utilize the "income method" which incorporates the forecast of all the expected future net cash flows attributable to the subject intangible asset, adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Depending on the asset valued, the key assumptions included one or more of the following: (1) future revenue growth rates, (2) future gross margin, (3) future selling, general and administrative expenses, (4) royalty rates, (5) customer attrition rates, and (6) discount rates. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results for the period.

Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, operating lease right of use assets, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimates of fair values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill and non-amortizing intangible assets and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings.
For goodwill, the test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. We completed the annual goodwill impairment test using a measurement date of January 4, 2021, and concluded that there was no goodwill impairment. At January 4, 2021, the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for our Tulip reporting unit, which had a fair value that was between 10% and 20% more than its carrying value. The range of the long-term terminal growth rates for the reporting units was 3.0% to 5.0% for the fiscal year 2021 impairment analysis. The range for the discount rates for the reporting units was 8.0% to 12.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for our Tulip reporting unit, would still allow us to conclude that there was no impairment of goodwill. At January 2, 2022, the operating performance of our Tulip reporting unit exceeded the original forecast and the forecast for this reporting unit no longer indicates any sensitivity that would lead to a material impairment charge.
We consistently employ the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with our historical long-term terminal growth rates, as the current economic trends are not expected to affect our long-term terminal growth rates. We corroborate the income approach with a market approach. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future.
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
We recognized a gain of $30.9 million in fiscal year 2021 and a loss of $18.0 million in fiscal year 2020, for our retirement and postretirement benefit plans, which include the charge or benefit for the mark-to-market adjustment for the benefit plans, which was recorded in the fourth quarter of each fiscal year. The loss or income related to the mark-to-market adjustment on benefit plans was a pre-tax gain of $24.7 million in fiscal year 2021 and a pre-tax loss of $25.4 million in fiscal year 2020. We expect income of approximately $5.4 million in fiscal year 2022 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2022. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2022. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2022. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year. We use discount rates for each individual plan based upon the expected cash flows using the applicable spot rates derived from a yield curve over the projected cash flow period.

If any of our assumptions were to change as of January 2, 2022, our pension plan expenses would also change as follows:

		Increase (Decrease) at January 2, 2022
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	$(12,823)	$(7,442)
	-0.25	13,639	7,773

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of January 2, 2022.
We use derivative instruments as part of our risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. We enter into derivative instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments.
In the ordinary course of business, we enter into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on our consolidated balance sheets. The unrealized gains and losses on these foreign currency contracts are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from operating activities within our consolidated statements of cash flows.
Principal hedged currencies include the Australian Dollar, British Pound, Euro, Indian Rupee, Singapore Dollar and Swedish Krona. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $371.9 million at January 2, 2022, $808.0 million at January 3, 2021, and $277.6 million at December 29, 2019, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2021, 2020 and 2019.
In addition, in connection with certain intercompany loan agreements utilized to finance its acquisitions and stock repurchase program, we enters into forward foreign exchange contracts intended to hedge movements in foreign exchange rates prior to settlement of such intercompany loans denominated in foreign currencies. We record these hedges at fair value on our consolidated balance sheets. The unrealized gains and losses on these hedges, as well as the gains and losses associated with the remeasurement of the intercompany loans, are recognized immediately in interest and other expense, net. The cash flows related to the settlement of these hedges are included in cash flows from financing activities within our consolidated statements of cash flows.
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined U.S. Dollar notional amounts of $360.2 million as of January 2, 2022, combined Euro notional amounts of €33.4 million and combined U.S. Dollar notional amounts of $499.0 million as of January 3, 2021, and combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material.
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of January 2,

2022, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(33.2) million, $49.6 million and $4.9 million during the fiscal years 2021, 2020 and 2019, respectively.
During fiscal year 2019, we entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of our net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, we use a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap had an initial notional value of €197.4 million or $220.0 million and matured on November 15, 2021. Interest on the cross-currency swap was payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. We received interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%.
During fiscal year 2020, we entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges were reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. During the second quarter of fiscal year 2021, we redeemed all of its outstanding 2021 Notes and settled the forward foreign exchange contracts that were designated as cash flow hedges. The foreign exchange losses (gains) recorded in earnings related to the cash flow hedges were $9.5 million and $(29.3) million during the fiscal years 2021 and 2020, respectively.
During fiscal year 2021, we entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge a portion of the 2026 Notes. The effective portion of the gain or loss of the cash flow hedges will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. During the fourth quarter of fiscal year 2021, we settled the forward foreign exchange contracts that were designated as cash flow hedges. The foreign exchange loss recorded in earnings related to the cash flow hedges was $8.7 million during fiscal year 2021.
During fiscal year 2021, we entered into two interest rate swaption agreements (together, the “Swaptions”) with expiration dates of September 30, 2021 in anticipation of issuing notes to fund the acquisition of BioLegend. The first Swaption had a term of 2 months and hedged an anticipated 10-year note offering, with a notional value of $500.0 million. The second Swaption had a term of 2 months and hedged an anticipated 7-year note offering, with a notional value of $500.0 million. We designated the Swaptions as qualifying hedging instruments and accounted for these derivatives as cash flow hedges. On September 8, 2021, we sold both Swaptions, and as a result, recognized a loss of $8.2 million in interest and other expense, net during the fiscal year 2021. We also recorded other comprehensive income of $3.8 million, which will be amortized to interest and other expense, net over the 7 and 10 year terms, respectively, of the related permanent financing.

We do not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive (loss) income into interest and other expense, net within the next twelve months.
See Note 19, Derivatives and Hedging Activities, in the Notes to Consolidated Financial Statements for a detailed discussion of our derivative instruments and hedging activities.
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
Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of January 2, 2022, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $31,500. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2021, the Value-At-Risk ranged between $0.1 million and $0.4 million, with an average of approximately $0.3 million.
Interest Rate Risk. As of January 2, 2022, we had $500.0 million in outstanding borrowings under our senior unsecured revolving credit and term loan facilities. Amounts drawn under our senior unsecured revolving credit and term loan facilities bear interest at variable rates; all of our other debt bear interest at fixed rates. Our cash and cash equivalents, for which we receive interest at variable rates, were $618.3 million at January 2, 2022. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.

Interest Rate Risk—Sensitivity. Our current earnings exposure for changes in interest rates can be summarized as follows:
(i) Changes in interest rates can cause our cash flows to fluctuate. An increase of 10%, or approximately 12 basis points, in current interest rates would cause our cash outflows to increase by $0.6 million for fiscal year 2022.
(ii) Changes in interest rates can cause our interest income and cash flows to fluctuate.

Item 8.    Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PerkinElmer, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Business Combinations – Identifiable Intangible Assets– Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of BioLegend, Inc. for $5.7 billion in total consideration, net of cash acquired during the third quarter of fiscal year 2021. In addition, the Company completed the acquisition of seven other businesses for aggregate consideration of $1.2 billion during fiscal year 2021. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identifiable intangible assets totaling $2.5 billion in the BioLegend acquisition and $0.5 billion in the other seven acquisitions. Of the identifiable intangible assets acquired, the most significant included core technology of $1.1 billion and customer relationships of $1.9 billion. Management estimated the fair value of these intangible assets using customary valuation procedures and techniques, including income approach methods. The fair value determination of the intangible assets acquired required management to make significant estimates and assumptions related to revenue forecasts and the selection of the discount rates.
We identified the valuation of the intangible assets as a critical audit matter because of the significant estimates and assumptions management made to measure the fair value of the identifiable intangible assets acquired for purposes of the purchase price allocation. These fair value measurements required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s revenue forecasts and the selection of the discount rates for the identified intangible assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue forecasts and the selection of the discount rates for the identifiable intangible assets included the following, among others:
•We tested the effectiveness of controls over the valuation of the identifiable intangible assets, including management’s controls over revenue forecasts and selection of the discount rates.
•We assessed the reasonableness of management’s revenue forecasts by performing the following, on a sample basis:
–We compared the revenue forecasts to historical results.
–We compared the revenue forecasts to internal communications to management and the Board of Directors and other information obtained while performing the audit.
–We compared the growth rates to similar businesses acquired by the Company, to the Company’s legacy operations that operate in a similar business, and to peer companies.
•With the assistance of our fair value specialists, we also performed the following, on a sample basis:
–We evaluated the reasonableness of the valuation methodologies selected.
–We tested the source information underlying the determination of the discount rates, tested the mathematical accuracy of the calculations and compared those to the amounts selected by management.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 3, 2022

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands, except per share data)
Revenue
Product revenue	$3,329,102	$2,778,725	$2,017,042
Service revenue	1,738,067	1,004,020	866,631
Total revenue	5,067,169	3,782,745	2,883,673
Cost of product revenue	1,503,881	1,105,614	956,398
Cost of service revenue	711,988	567,254	531,220
Selling, general and administrative expenses	1,227,521	917,894	815,318
Research and development expenses	274,969	205,389	189,336
Restructuring and other costs, net	16,432	8,013	29,428
Operating income from continuing operations	1,332,378	978,581	361,973
Interest and other expense, net	52,492	72,217	124,831
Income from continuing operations before income taxes	1,279,886	906,364	237,142
Provision for income taxes	336,603	178,266	9,389
Income from continuing operations	943,283	728,098	227,753
Loss on disposition of discontinued operations before income taxes	—	(76)	—
Provision for income taxes on discontinued operations	126	135	195
Loss from discontinued operations and dispositions	(126)	(211)	(195)
Net income	$943,157	$727,887	$227,558
Basic earnings per share:
Income from continuing operations	$8.12	$6.53	$2.06
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)
Net income	$8.12	$6.53	$2.06
Diluted earnings per share:
Income from continuing operations	$8.08	$6.50	$2.04
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)
Net income	$8.08	$6.49	$2.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Net income	$943,157	$727,887	$227,558
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(130,873)	169,500	(23,978)
Unrecognized prior service (cost) credit, net of tax	(95)	(1,799)	807
Unrealized gains (losses) on securities, net of tax	237	(16)	6
Other comprehensive income (loss)	(130,731)	167,685	(23,165)
Comprehensive income	$812,426	$895,572	$204,393

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	January 2, 2022	January 3, 2021
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$618,319	$402,036
Accounts receivable, net	1,023,792	1,155,109
Inventories	624,714	514,567
Other current assets	173,955	167,208
Total current assets	2,440,780	2,238,920
Property, plant and equipment, net	545,605	368,304
Operating lease right-of-use assets	207,775	207,236
Intangible assets, net	4,063,104	1,365,693
Goodwill	7,416,584	3,447,114
Other assets, net	326,706	333,048
Total assets	$15,000,554	$7,960,315
Current liabilities:
Current portion of long-term debt	$4,240	$380,948
Accounts payable	355,458	327,325
Accrued expenses and other current liabilities	854,046	943,916
Total current liabilities	1,213,744	1,652,189
Long-term debt	4,979,737	1,609,701
Deferred taxes and other long-term liabilities	1,480,469	774,531
Operating lease liabilities	185,359	188,402
Total liabilities	7,859,309	4,224,823
Commitments and contingencies (see Notes 13 and 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 126,241,000 and 112,090,000 shares at January 2, 2022 and January 3, 2021, respectively	126,241	112,090
Capital in excess of par value	2,760,522	148,101
Retained earnings	4,417,174	3,507,262
Accumulated other comprehensive loss	(162,692)	(31,961)
Total stockholders’ equity	7,141,245	3,735,492
Total liabilities and stockholders’ equity	$15,000,554	$7,960,315

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 30, 2018	$110,597	$48,772	$2,602,067	$(176,481)	$2,584,955
Impact of adopting ASC 842	—	—	13,289	—	13,289
Net income	—	—	227,558	—	227,558
Other comprehensive loss	—	—	—	(23,165)	(23,165)
Dividends	—	—	(30,941)	—	(30,941)
Exercise of employee stock options and related income tax benefits	415	19,317	—	—	19,732
Issuance of common stock for employee stock purchase plans	33	2,743	—	—	2,776
Purchases of common stock	(67)	(6,246)	—	—	(6,313)
Issuance of common stock for long-term incentive program	162	19,145	—	—	19,307
Stock-based compensation	—	6,626	—	—	6,626
Balance, December 29, 2019	$111,140	$90,357	$2,811,973	$(199,646)	$2,813,824
Impact of adopting ASU 2016-13	—	—	(1,328)	—	(1,328)
Net income	—	—	727,887	—	727,887
Other comprehensive income	—	—	—	167,685	167,685
Dividends	—	—	(31,270)	—	(31,270)
Exercise of employee stock options and related income tax benefits	764	36,907	—	—	37,671
Issuance of common stock for employee stock purchase plans	39	4,062	—	—	4,101
Purchases of common stock	(72)	(6,872)	—	—	(6,944)
Issuance of common stock for long-term incentive program	219	19,985	—	—	20,204
Stock-based compensation	—	3,662	—	—	3,662
Balance, January 3, 2021	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	943,157	—	943,157
Other comprehensive loss	—	—	—	(130,731)	(130,731)
Dividends	—	—	(33,245)	—	(33,245)
Issuance of common stock for business combination, net of issuance costs	14,067	2,624,077	—	—	2,638,144
Exercise of employee stock options and related income tax benefits	358	24,762	—	—	25,120
Issuance of common stock for employee stock purchase plans	21	3,607	—	—	3,628
Purchases of common stock	(504)	(72,568)	—	—	(73,072)
Issuance of common stock for long-term incentive program	209	26,292	—	—	26,501
Stock-based compensation	—	6,251	—	—	6,251
Balance, January 2, 2022	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Operating activities:
Net income	$943,157	$727,887	$227,558
Loss from discontinued operations and dispositions	126	211	195
Income from continuing operations	943,283	728,098	227,753
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and other costs, net	16,432	8,013	29,428
Depreciation and amortization	358,004	246,507	214,025
Stock-based compensation	32,780	29,126	31,514
Pension and other post-retirement expense	(30,891)	18,012	26,107
Change in fair value of contingent consideration	3,119	(8,827)	3,881
Deferred taxes	(49,342)	(29,121)	(61,353)
Contingencies and non-cash tax matters	1,924	4,518	(424)
Amortization of deferred debt issuance costs and accretion of discounts	4,962	3,391	3,846
(Gain) loss on disposition of businesses and assets, net	(1,970)	886	2,469
Amortization of acquired inventory revaluation	35,201	2,793	21,590
Asset impairment	3,868	7,937	—
Change in fair value of financial securities	(10,985)	(35)	(3,249)
Debt extinguishment costs	—	—	32,541
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	155,391	(373,895)	(100,630)
Inventories	2,376	(122,513)	(9,607)
Accounts payable	823	62,753	7,351
Accrued expenses and other	(54,225)	314,534	(61,773)
Net cash provided by operating activities of continuing operations	1,410,750	892,177	363,469
Investing activities:
Capital expenditures	(99,888)	(77,506)	(76,331)
Purchases of investments	(23,130)	(20,059)	(6,387)
Purchases of licenses	—	—	(5,000)
Proceeds from disposition of businesses and assets	1,460	4,280	550
Proceeds from surrender of life insurance policies	109	282	—
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(3,991,309)	(411,495)	(400,405)
Net cash used in investing activities of continuing operations	(4,112,758)	(504,498)	(487,573)

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Financing activities:
Payments on borrowings	(1,559,133)	(897,674)	(1,692,489)
Proceeds from borrowings	1,400,282	714,698	1,599,416
Proceeds from term loan	500,000	—	—
Payments of senior unsecured notes	(339,605)	—	(530,276)
Proceeds from sale of senior unsecured notes	3,086,095	—	847,195
Payments of debt financing and equity issuance costs	(30,983)	—	(9,879)
Net payments on other credit facilities	(13,670)	(4,494)	(14,975)
Settlement of cash flow hedges	(4,482)	(4,554)	(1,280)
Settlement of swaps	(14,314)	—	—
Payments for acquisition-related contingent consideration	(2,208)	(10,363)	(29,942)
Proceeds from issuance of common stock under stock plans	25,120	37,671	19,732
Purchases of common stock	(73,072)	(6,944)	(6,313)
Dividends paid	(32,373)	(31,212)	(31,059)
Net cash provided by (used in) financing activities of continuing operations	2,941,657	(202,872)	150,130
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,926)	25,913	(447)
Net increase in cash, cash equivalents and restricted cash	216,723	210,720	25,579
Cash, cash equivalents and restricted cash at beginning of year	402,614	191,894	166,315
Cash, cash equivalents and restricted cash at end of year	$619,337	$402,614	$191,894

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
Cash and cash equivalents	$618,319	$402,036	$191,877
Restricted cash included in other current assets	1,018	578	17
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$619,337	$402,614	$191,894

Cash paid during the year for:
Interest	$54,120	$42,142	$82,693
Income taxes	$364,565	$162,454	$77,059

Supplemental disclosures of non-cash investing and financing activities:
Equity issued for business combination, net of issuance costs	$2,638,144	$—	$—

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
The Company's fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended January 2, 2022 ("fiscal year 2021") and December 29, 2019 ("fiscal year 2019") included 52 weeks. The fiscal year ended January 3, 2021 ("fiscal year 2020") included 53 weeks. The fiscal year ending January 1, 2023 ("fiscal year 2022") will include 52 weeks.
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
The Company reports shipping and handling revenue in revenue, to the extent it is billed to customers, and the associated costs in cost of product revenue.
Warranty Costs: The Company provides for estimated warranty costs for products at the time of their sale. Warranty liabilities are estimated using expected future repair costs based on historical labor and material costs incurred during the warranty period. Warranty costs were not material in the periods presented.
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
Translation of Foreign Currencies: For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments, as well as translation gains and losses from certain intercompany transactions considered permanent in nature, are reported in accumulated other comprehensive income ("AOCI"), a separate component of stockholders’ equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in other expense, net.
Business Combinations: Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.
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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. This annual impairment assessment is performed by the Company on the later of January 1 or the first day of each fiscal year. Indefinite-lived intangibles are also subject to an annual impairment test. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset. Amortizing intangible assets are reviewed for impairment when indicators of impairment are present. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.
Stock-Based Compensation: The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model. The fair value is recognized as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pricing models such as the Black-Scholes model require the input of subjective assumptions, including the expected term and the expected price volatility of the underlying stock. The Company estimates the expected term assumption based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock.
 Marketable Securities and Investments:  Investments in debt securities that are classified as available for sale are recorded at fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income until realized. Investments in equity securities are recorded at their fair values with unrealized holding gains and losses included in earnings. Investments in equity securities without a readily determinable fair value are carried at cost minus impairment, if any. When an observable price change in orderly transactions for the identical or a similar investment of the same issuer has occurred, the Company elects to carry those equity investments at fair value as of the date that the observable transaction occurred.
Cash and Cash Equivalents: The Company considers all highly liquid, unrestricted instruments with a purchased maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturities of these instruments.
Environmental Matters: The Company accrues for costs associated with the remediation of environmental pollution when it is probable that a liability has been incurred and the Company’s proportionate share of the amount can be reasonably estimated. The recorded liabilities have not been discounted.
 Research and Development: Research and development costs are expensed as incurred. In-process research and development ("IPR&D") costs acquired in a business combination are recorded at fair value as an intangible asset at the acquisition date and amortized once the product is ready for sale or expensed if abandoned.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company has made an accounting policy election not to recognize ROU assets and lease liabilities that arise from short-term leases for facilities and equipment. Instead, the Company recognizes the lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.
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

Note 2:        Revenue
For arrangements with multiple performance obligations, the Company accounts for individual products and services separately if they are distinct - i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extended warranties, and services. For items that are not sold separately, the Company estimates stand-alone selling prices by reference to the amount charged for similar items on a stand-alone basis.
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
Nature of goods and services
The Discovery & Analytical Solutions segment of the Company principally generates revenue from sales of (a) instruments, consumables and services in the applied markets and (b) instruments, reagents, informatics, software, subscriptions, detection and imaging technologies, extended warranties, training and services in the life sciences market. The Diagnostics segment of the Company principally generates revenue from sales of instruments, solutions, consumables, reagents, extended warranties and services in the diagnostics market. Products and services may be sold separately or in bundled packages. The typical length of a contract for service is 12 to 36 months.
The revenue generated from the sale of instruments, consumables, reagents, and certain software is recognized at a point in time. The Company recognizes revenue in these arrangements at the point in time when control of the products has been transferred to customers, which is typically at delivery. Certain of the Company's products require specialized installation and configuration at the customer's site. Revenue for these products is deferred until installation is complete and customer acceptance has been received. When the Company places the instrument at the customer's site and sells the reagents to a customer, the instrument and reagents are accounted for together as one performance obligation. The Company does not charge a fee for the use of the instrument and retains ownership of the placed instrument. The Company has a right to remove the instrument and replace it with another instrument at the customer's site at any time throughout the contract term. The Company recognizes revenue upon delivery of reagents, which is the point in time where the Company has performed its obligation to provide a screening solution to the customer. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days.
The revenue generated from the sale of licenses for software as a service, cloud services, subscriptions, extended warranties, and laboratory services and training is recognized over time. Term licenses, subscriptions and cloud services, are generally recognized ratably over the contract period or based upon consumption. The Company sells its software subscriptions and cloud services with maintenance services and, in some cases, with consulting services. The Company recognizes revenue for the software commencing when the service is made available to the customer. For maintenance and consulting services, revenue is recognized ratably over the period in which the services are provided. Revenue for laboratory services is recognized over the contract period or at a point in time when the service is billable, based on time and materials. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days.
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical market, end-markets and timing of revenue recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments
	For the fiscal year ended
	January 2, 2022			January 3, 2021			December 29, 2019
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$876,367	$1,362,213	$2,238,580	$695,960	$750,641	$1,446,601	$717,205	$401,591	$1,118,796
Europe	599,886	982,476	1,582,362	490,789	864,687	1,355,476	495,768	291,610	$787,378
Asia	658,977	587,250	1,246,227	529,054	451,614	980,668	533,188	444,311	$977,499
	$2,135,230	$2,931,939	$5,067,169	$1,715,803	$2,066,942	$3,782,745	$1,746,161	$1,137,512	$2,883,673

Primary end-markets
Diagnostics	$—	$2,931,939	$2,931,939	$—	$2,066,942	$2,066,942	$—	$1,137,512	$1,137,512
Life sciences	1,337,340	—	1,337,340	1,032,209	—	1,032,209	977,200	—	$977,200
Applied markets	797,890	—	797,890	683,594	—	683,594	768,961	—	$768,961
	$2,135,230	$2,931,939	$5,067,169	$1,715,803	$2,066,942	$3,782,745	$1,746,161	$1,137,512	$2,883,673

Timing of revenue recognition
Products and services transferred at a point in time	$1,595,245	$2,285,836	$3,881,081	$1,195,249	$1,891,482	$3,086,731	$1,276,499	$1,053,974	$2,330,473
Services transferred over time	539,985	646,103	1,186,088	520,554	175,460	696,014	469,662	83,538	553,200
	$2,135,230	$2,931,939	$5,067,169	$1,715,803	$2,066,942	$3,782,745	$1,746,161	$1,137,512	$2,883,673

Major Customer Concentration
Revenues from one customer in the Company's Diagnostics segment represent approximately $638.6 million, $97.8 million and $30.8 million of the Company's total revenue during the fiscal years 2021, 2020 and 2019, respectively.
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

(In thousands)
Balance at December 29, 2019	$37,036
Transferred to trade receivables from unbilled receivables recognized at the beginning of the period	(33,236)
Increases as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period	55,674
Balance at January 3, 2021	59,474
Transferred to trade receivables from unbilled receivables recognized at the beginning of the period	(51,969)
Increases as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period	64,612
Balance at January 2, 2022	$72,117
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Balance at December 29, 2019	$29,944
Revenue recognized that was included in the contract liability balance at the beginning of the period	(27,328)
Increases due to cash received, excluding amounts recognized as revenue during the period	235,499
Balance at January 3, 2021	238,115
Revenue recognized that was included in the contract liability balance at the beginning of the period	(99,997)
Increases due to cash received, excluding amounts recognized as revenue during the period	62,955
Balance at January 2, 2022	$201,073
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

Note 3:        Business Combinations
Acquisitions in fiscal year 2021
Acquisition of BioLegend, Inc. In fiscal year 2021, the Company completed the acquisition of BioLegend, Inc. ("BioLegend") and paid an aggregate consideration of $5.7 billion, net of cash acquired of $292.4 million, reflecting working capital and other adjustments (the "Aggregate Consideration"). The Aggregate Consideration was paid in a combination of $3.3 billion in cash and shares of the Company's common stock having a fair value of approximately $2.6 billion based on the $187.56 per share closing price of the Company's common stock on the New York Stock Exchange on September 17, 2021 (the "Stock Consideration"). The Stock Consideration consisted of 14,066,799 shares of the Company's common stock. BioLegend is recognized as a leading, global provider of life science antibodies and reagents headquartered in San Diego, California, with approximately 700 employees. The operations for this acquisition is reported within the results of the Company's Discovery & Analytical Solutions segment from the acquisition date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and clone library, acquired as part of this acquisition had a weighted-average amortization period of 16.3 years.
BioLegend's revenue and net loss for the period from the acquisition date to January 2, 2022 were $91.7 million and $25.8 million, respectively. The net loss includes $47.0 million of amortization of acquired intangible assets. The following unaudited pro forma information presents the combined financial results for the Company and BioLegend as if the acquisition of BioLegend had been completed at the beginning of fiscal year 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 2, 2022	January 3, 2021
	(In thousands, except per share data)
Pro Forma Statements of Operations Information:
Revenue	$5,295,483	$4,024,631
Income from continuing operations	1,001,109	551,572
Basic earnings per share:
Income from continuing operations	$7.69	$4.39
Diluted earnings per share:
Income from continuing operations	$7.66	$4.37
The unaudited pro forma information for fiscal years 2021 and 2020 have been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The fiscal year 2021 unaudited pro forma income from continuing operations was adjusted to exclude approximately $43.2 million of acquisition-related transaction costs and $23.3 million of costs of bridge financing and debt pre-issuance hedges that were recognized in expense during the year. The fiscal year 2020 pro forma income from continuing operations was adjusted to include these acquisition-related transaction costs and the nonrecurring expenses related to the bridge financing and debt pre-issuance hedging costs and fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as fair value adjustment to inventory, increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets.
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
Other acquisitions in 2021. During fiscal year 2021, the Company also completed the acquisition of seven other businesses for aggregate consideration of $1.2 billion. The acquired businesses include Oxford Immunotec Global PLC, a company based in Abingdon, UK with approximately 275 employees, for total consideration of $590.9 million and Nexcelom Bioscience Holdings, LLC, a company based in Lawrence, Massachusetts with approximately 130 employees, for total consideration of $267.3 million, and five other businesses, which were acquired for total consideration of $331.0 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, and customer relationships, acquired as part of these acquisitions had a weighted-average amortization period of 12.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total purchase price for the acquisitions in fiscal year 2021 has been allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

	Preliminary
	BioLegend	Other
	(In thousands)
Fair value of business combination:
Cash payments	$3,336,115	$1,128,584
Common stock issued	2,638,369	—
Other liability	6,857	2,910
Contingent consideration	—	57,431
Working capital and other adjustments	—	183
Less: cash acquired	(292,377)	(195,010)
Total	$5,688,964	$994,098
Identifiable assets acquired and liabilities assumed:
Current assets	$184,704	$72,826
Property, plant and equipment	147,200	26,507
Other assets	9,330	15,564
Identifiable intangible assets:
Core technology and clone library	782,400	299,699
Trade names and patents	38,000	39,620
Licenses	8,979	—
Customer relationships and backlog	1,714,800	141,170
Goodwill	3,510,710	547,388
Deferred taxes	(668,920)	(83,931)
Deferred revenue	—	(1,197)
Debt assumed	—	(4,628)
Liabilities assumed	(38,239)	(58,920)
Total	$5,688,964	$994,098
The Company does not consider the other acquisitions completed during fiscal year 2021 to be material to its consolidated results of operations; therefore, the Company is only presenting pro forma financial information of operations for the BioLegend acquisition. The aggregate revenue and results of operations for the other acquisitions completed during fiscal year 2021 for the period from their respective acquisition dates to January 2, 2022 were not material.
Acquisitions in fiscal year 2020
During fiscal year 2020, the Company completed the acquisition of four businesses for aggregate consideration of $438.9 million. The acquired businesses were Horizon Discovery Group plc (“Horizon”), a company based in Cambridge, UK with approximately 400 employees, which was acquired on December 23, 2020 for a total consideration of $399.8 million (£296.0 million), and three other businesses which were acquired for a total consideration of $39.1 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and in-process research and development, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total purchase price for the acquisitions in fiscal year 2020 has been allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)
Fair value of business combination:
Cash payments	$437,661
Other liability	1,660
Working capital and other adjustments	(384)
Less: cash acquired	(26,840)
Total	$412,097
Identifiable assets acquired and liabilities assumed:
Current assets	$35,532
Property, plant and equipment	20,302
Other assets	18,114
Identifiable intangible assets:
Core technology	65,730
Trade names	5,580
Customer relationships and backlog	108,523
IPR&D	10,700
Goodwill	221,751
Deferred taxes	(25,674)
Deferred revenue	(2,031)
Liabilities assumed	(46,430)
Total	$412,097
The Company does not consider the acquisitions completed during fiscal year 2020 to be material to its consolidated results of operations. The aggregate revenue and results of operations for the acquisitions completed during fiscal year 2020 for the period from their respective acquisition dates to January 3, 2021 were not material.
Acquisitions in fiscal year 2019
During fiscal year 2019, the Company completed the acquisition of five businesses for aggregate consideration of $433.1 million. The acquired businesses include Cisbio Bioassays SAS, a company based in Codolet, France, which was acquired for total consideration of $219.9 million, Shandong Meizheng Bio-Tech Co., Ltd. ("Meizheng Group"), a company headquartered in Beijing, China, for total consideration of $166.5 million, and three other businesses which were acquired for total consideration of $46.6 million. The Company has a potential obligation to pay the former shareholders of certain of these acquired businesses additional contingent consideration of up to $31.8 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names and customer relationships, acquired as part of these acquisitions had a weighted average amortization period of 11.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total purchase price for the acquisitions in fiscal year 2019 has been allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

(In thousands)
Fair value of business combination:
Cash payments	$409,837
Other liability	7,084
Contingent consideration	12,734
Working capital and other adjustments	3,401
Less: cash acquired	(15,984)
Total	$417,072
Identifiable assets acquired and liabilities assumed:
Current assets	$62,756
Property, plant and equipment	11,840
Other assets	626
Identifiable intangible assets:
Core technology	153,267
Trade names	11,210
Customer relationships	101,500
Goodwill	169,108
Deferred taxes	(63,113)
Debt assumed	(3,404)
Liabilities assumed	(26,718)
Total	$417,072
The Company does not consider the acquisitions completed during fiscal year 2019 to be material to its consolidated results of operations. The aggregate revenue and results of operations for the acquisitions completed during fiscal year 2019 for the period from their respective acquisition dates to December 29, 2019 were not material.
As of January 2, 2022, the allocations of purchase prices for acquisitions completed in fiscal years 2020 and 2019 were considered final. The preliminary allocations of the purchase prices for acquisitions completed in fiscal year 2021 were based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings.
During fiscal year 2021, the Company obtained information relevant to determining the fair values of certain tangible and intangible assets acquired, and liabilities assumed, related to recent acquisitions and adjusted its purchase price allocations. The adjustments to the preliminary measurement were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the earnout period, with changes in the fair value after the acquisition date affecting earnings to the extent it is to be settled in cash. Increases or decreases in the fair value of contingent consideration liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period.
As of January 2, 2022, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $108.4 million. As of January 2, 2022, the Company has recorded contingent consideration obligations of $58.0 million, of which $1.3 million was recorded in accrued expenses and other current liabilities, and $56.7 million was recorded in long-term liabilities. As of January 3, 2021, the Company had recorded contingent consideration obligations with an estimated fair value of $3.0 million, of which $2.9 million was recorded in accrued expenses and other current liabilities, and $0.1 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.9 years from January 2, 2022, and the remaining weighted average expected earnout period at January 2, 2022 was 5.4 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs were $97.5 million, $9.3 million and $6.6 million for fiscal years 2021, 2020 and 2019. These amounts included $14.3 million of incentive award associated with the Company's acquisition of Meizheng Group, $5.4 million of net foreign exchange gain and $23.4 million of costs of bridge financing and debt pre-issuance hedges related to the BioLegend acquisition in fiscal year 2021, $4.7 million of incentive award associated with the Company's acquisition of Meizheng Group and $0.5 million of acquisition-related interest expenses in fiscal year 2020, and $2.6 million of net foreign exchange loss related mainly to the Company's acquisition of Cisbio Bioassays SAS and $0.5 million of compensation expense related to the acquisition of Tulip Diagnostics Private Limited in fiscal year 2019. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4:        Restructuring and Other Costs, Net
The Company has undertaken a series of restructuring actions related to the impact of acquisitions and divestitures, the alignment of the Company's operations with its growth strategy, the integration of its business units and its productivity initiatives. The activities associated with these plans have been reported as restructuring and other costs, net, as applicable, and are included as a component of income from continuing operations. The current portion of restructuring and other costs is recorded in short-term accrued restructuring and other costs and accrued expenses and other current liabilities. The long-term portion of restructuring and other costs is recorded in operating lease liabilities and long-term liabilities.
The Company implemented restructuring plans in each quarter of fiscal year 2021 consisting of workforce reductions or closure of excess facility principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan" and "Q2 2021 Plan", "Q3 2021 Plan", and "Q4 2021 Plan", respectively). The Company implemented a restructuring plan in the first quarter of fiscal year 2020 consisting of workforce reductions and closure of excess facilities principally intended to realign resources to emphasize growth initiatives (the "Q1 2020 Plan"). The Company implemented a restructuring plan in the third quarter of fiscal year 2020 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives ("Q3 2020 Plan"). The Company implemented a restructuring plan in each quarter of fiscal year 2019 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives (the "Q1 2019 Plan", "Q2 2019 Plan", "Q3 2019 Plan" and "Q4 2019 Plan"). All other previous restructuring plans were workforce reductions or the closure of excess facility space principally intended to integrate the Company's businesses in order to realign operations, reduce costs, achieve operational efficiencies and shift resources into geographic regions and end markets that are more consistent with the Company's growth strategy (the "Previous Plans").
The following table summarizes the number of employees reduced, the initial restructuring or contract termination charges by operating segment, and the dates by which payments were substantially completed, or the expected dates by which payments will be substantially completed, for restructuring actions implemented during fiscal years 2021, 2020 and 2019 in continuing operations:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Diagnostics	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions		Severance	Excess Facility
	(In thousands, except headcount data)

Q4 2021 Plan	31	$77	$3,139	$—	$150	$3,366	Q3 FY2022	Q1 FY2023
Q3 2021 Plan	39	366	420	—	—	786	Q2 FY2022	—
Q2 2021 Plan	25	564	968	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	1,615	3,941	—	—	5,556	Q4 FY2021	—
Q3 2020 Plan	23	901	2,080	—	—	2,981	Q2 FY2021	—
Q1 2020 Plan	32	1,134	2,312	682	92	4,220	Q4 FY2020	Q1 FY2022
Q4 2019 Plan	22	2,404	177	—	—	2,581	Q3 FY2020	—
Q3 2019 Plan	259	2,641	11,156	—	—	13,797	Q2 FY2020	—
Q2 2019 Plan	44	1,129	4,461	—	—	5,590	Q1 FY2020	—
Q1 2019 Plan	105	1,459	6,001	—	—	7,460	Q4 FY2019	—
The Company expects to make payments under the Previous Plans for remaining residual lease obligations, with terms varying in length, through fiscal year 2022.
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges, to the extent applicable, for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded additional pre-tax charges of $0.2 million and $0.2 million in the Discovery & Analytical Solutions segment during fiscal years 2020 and 2019, respectively, and $0.1 million and $0.2 million in the Diagnostics segment during fiscal years 2020 and 2019, respectively, as a result of these contract terminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recorded pre-tax charges of $7.1 million, $4.3 million and $0.8 million associated with relocating facilities during fiscal years 2021, 2020 and 2019. The Company expects to make payments on these relocation activities through fiscal year 2022.
At January 2, 2022, the Company had $10.3 million recorded for accrued restructuring and other costs, of which $8.0 million was recorded in accrued expenses and other current liabilities, $0.7 million was recorded in long-term liabilities and $1.6 million was recorded as a reduction in operating lease right-of-use assets. At January 3, 2021, the Company had $8.3 million recorded for accrued restructuring and other costs, of which $4.7 million was recorded in short-term accrued restructuring and other costs, $2.0 million was recorded in accrued expenses and other current liabilities and $1.6 million was recorded as a reduction in operating lease right-of-use assets.

Note 5:        Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Interest income	$(2,241)	$(1,010)	$(1,495)
Interest expense including costs of bridge financing	102,128	49,712	63,627
Loss on disposition of businesses and assets, net	—	—	2,469
Change in fair value of financial securities	(10,985)	(35)	(3,249)
Other components of net periodic pension (credit) cost	(39,767)	18,833	25,344
Debt extinguishment costs	—	—	32,541
Other expense, net	3,357	4,717	5,594
Total interest and other expense, net	$52,492	$72,217	$124,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6:        Income Taxes
The components of income from continuing operations before income taxes were as follows for the fiscal years ended:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
U.S.	$562,704	$183,452	$29,252
Non-U.S.	717,182	722,912	207,890
Total	$1,279,886	$906,364	$237,142
The components of the provision for income taxes on continuing operations were as follows:

	Current Expense	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended January 2, 2022
Federal	$150,621	$(37,551)	$113,070
State	62,381	3,508	65,889
Non-U.S.	172,943	(15,299)	157,644
Total	$385,945	$(49,342)	$336,603
Fiscal year ended January 3, 2021
Federal	$21,262	$15,951	$37,213
State	13,688	(967)	12,721
Non-U.S.	172,437	(44,105)	128,332
Total	$207,387	$(29,121)	$178,266
Fiscal year ended December 29, 2019
Federal	$3,735	$(267)	$3,468
State	4,425	(1,574)	2,851
Non-U.S.	62,582	(59,512)	3,070
Total	$70,742	$(61,353)	$9,389
The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Continuing operations	$336,603	$178,266	$9,389
Discontinued operations	126	135	195
Total	$336,729	$178,401	$9,584
 A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Tax at statutory rate	$268,776	$190,339	$49,799
Non-U.S. rate differential, net	(34,676)	(40,216)	(32,124)
U.S. taxation of multinational operations	9,731	9,050	4,251
State income taxes, net	37,907	13,306	1,941
Prior year tax matters	3,068	8,262	(5,103)
Effect of stock compensation	(2,961)	(8,818)	(2,053)
General business tax credits	(4,277)	(4,136)	(4,325)
Change in valuation allowance	3,070	10	(1,117)
Rate change on long term intangibles	14,031	—	—
Effect of foreign operations	37,147	—	—
Foreign consolidations	—	15,222	—
Tax elections	—	—	(3,700)
Impact of U.S. Tax Act	—	—	2,718
Others, net	4,787	(4,753)	(898)
Total	$336,603	$178,266	$9,389
 The variation in the Company's effective tax rate for fiscal year 2021 is primarily affected by the recognition of $37.1 million in U.S. federal, U.S. state and non-U.S. taxes due when the Company repatriates foreign earnings that it no longer considers indefinitely reinvested. The Company also recognized $19.0 million in fiscal year 2021, $21.8 million in fiscal year 2020 and $10.4 million in fiscal year 2019 of benefits derived from tax holidays in China and Singapore. The effect of these benefits, derived from tax holidays, on basic and diluted earnings per share for fiscal year 2021 was $0.16 and $0.16, respectively, for fiscal year 2020 was $0.20 and $0.19, respectively, and for fiscal year 2019 was $0.09 and $0.09, respectively. The tax holiday in China is renewed every three years. The Company expects to renew the tax holiday for two of the Company's subsidiaries in China that expired in fiscal year 2021. The tax holiday for one of the Company's subsidiaries in Singapore is scheduled to expire in fiscal year 2023.
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
The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Unrecognized tax benefits, beginning of year	$38,773	$35,547	$33,009
Gross increases—tax positions in prior periods	2,877	4,974	275
Gross decreases—tax positions in prior periods	—	(2,471)	(2,183)
Gross increases—current-period tax positions	149	151	152
Gross increases related to acquisitions	22,697	158	4,158
Settlements	(2,252)	—	(45)
Lapse of statute of limitations	(563)	—	—
Foreign currency translation adjustments	(23)	414	181
Unrecognized tax benefits, end of year	$61,658	$38,773	$35,547
The Company classifies interest and penalties as a component of income tax expense. At January 2, 2022 and January 3, 2021, the Company had accrued interest and penalties of $7.6 million and $5.8 million, respectively. During fiscal years 2021, 2020 and 2019, the Company recognized a net expense of $1.8 million, $1.8 million and $1.6 million, respectively, for interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and penalties in its total tax provision which includes settlements and statutes of limitations that had lapsed. At January 2, 2022, the Company had tax effected unrecognized tax benefits which, if recognized, $58.0 million would affect the continuing operations effective tax rate and $1.7 million would affect discontinued operations.
The Company believes that it is reasonably possible that approximately $1.0 million of its uncertain tax positions at January 2, 2022, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Luxembourg, The Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.
During fiscal year 2021, the Company recorded net discrete income tax expense of $43.2 million, which primarily consisted of $37.1 million related to the assertions regarding reinvestment of foreign earnings, increase in unrecognized tax benefits of $1.9 million, other adjustments of $3.9 million and a discrete tax expense of $14.0 million due to the remeasurement of United Kingdom deferred tax liabilities on long-lived purchase accounting intangibles and a $1.8 million tax benefit related to other net United Kingdom deferred tax assets and liabilities in connection with United Kingdom Finance Act 2021, which increased the United Kingdom corporation tax from 19% to 25%, effective April 1, 2023. The remaining discrete tax benefit, excluding the United Kingdom rate change, related to excess tax benefits on stock compensation of $5.5 million and $6.4 million resulting from a transaction that was completed during the second quarter of fiscal year 2021.
During fiscal year 2020, the Company recorded net discrete income tax expense of $10.8 million, which primarily consisted of $15.2 million assessment related to the consolidation of foreign entities in fiscal years 2019 and 2018. The Company filed an appeal for relief on this matter with the relevant foreign tax authority, but cannot be assured of a favorable outcome, and has therefore recorded the full impact in the tax provision. The Company also provided for interest on uncertain tax positions of $4.5 million, foreign tax rate changes of $2.5 million, return to provision adjustments of $1.2 million and other tax matters of $1.6 million, offset by recognition of excess tax benefits on stock compensation of $11.7 million and a valuation allowance reversal of $2.5 million.
During fiscal year 2019, the Company recorded a net discrete income tax benefit of $23.4 million which was primarily due to a valuation allowance reversal of $12.3 million, recognition of excess tax benefits on stock compensation of $4.9 million, return to provision adjustments of $6.7 million and benefits from tax elections made during fiscal year 2019 of $3.7 million, partially offset by a tax expense of $2.7 million related to the one-time transition tax under the Tax Cut and Jobs Act ("Tax Act") and additional discrete expense of $1.4 million expense related to other tax matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities were as follows:

	January 2, 2022	January 3, 2021
	(In thousands)
Deferred tax assets:
Inventory	$3,152	$4,788
Reserves and accruals	56,085	51,107
Accrued compensation	30,352	20,881
Net operating loss and credit carryforwards	113,787	131,884
Accrued pension	23,801	34,192
Restructuring reserve	1,442	1,579
Deferred revenue	49,431	29,838
Operating lease liabilities	37,936	42,220
Unrealized foreign exchange loss	14,631	21,614
All other, net	631	—
Total deferred tax assets	331,248	338,103
Deferred tax liabilities:
Postretirement health benefits	(5,303)	(8,168)
Depreciation and amortization	(1,037,637)	(355,876)
Operating lease right-of-use assets	(34,111)	(38,598)
Prepaids	(3,263)	(4,160)
Deferred tax liability on foreign earnings	(31,239)	—
Total deferred tax liabilities	(1,111,553)	(406,802)
Valuation allowance	(91,503)	(99,740)
Net deferred tax liabilities	$(871,808)	$(168,439)

The components of net deferred tax liabilities were recognized in the consolidated balance sheets as follows:

	January 2, 2022	January 3, 2021
	(In thousands)
Other assets, net	$22,007	$65,518
Deferred taxes and other long-term liabilities	(893,815)	(233,957)
Total	$(871,808)	$(168,439)

At January 2, 2022, for income tax return purposes, the Company had U.S. federal net operating loss carryforwards of $74.8 million, state net operating loss carryforwards of $10.8 million, foreign net operating loss carryforwards of $452.0 million, state tax credit carryforwards of $15.0 million, general business tax credit carryforwards of $0.6 million, and foreign tax credit carryforwards of $0.1 million. These losses begin to expire in 2022 without expiration for certain foreign net operating loss carryforwards and certain state credit carryforwards.
Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The decrease in the valuation allowance of $8.2 million in fiscal year 2021 is primarily due to release of net operating loss carryforwards as a result of an audit settlement in Finland and utilization of carryforwards in Luxembourg, offset by an increase in China and other jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of net deferred tax liabilities were as follows:

	January 2, 2022	January 3, 2021
	(In thousands)
U.S.	$(621,449)	$50,302
Non-U.S.	(250,359)	(218,741)
Total	$(871,808)	$(168,439)
Prior to enactment of the Tax Act, the Company did not provide deferred income tax expense on the cumulative undistributed earnings of its international subsidiaries. The Tax Act required the Company to accrue a one-time transition tax on the unremitted earnings of its foreign subsidiaries. At December 31, 2017, the Company accrued for a one-time transition tax expense of $85.0 million on its unremitted foreign earnings in accordance with the Tax Act. The U.S. Treasury subsequently issued regulations on the Tax Act and the Company recorded tax expense (benefit) of $2.7 million and $(4.6) million during fiscal years 2019 and 2018, respectively.
As of January 2, 2022, the Company evaluated its undistributed foreign earnings and identified approximately $1.2 billion in earnings that it no longer considers indefinitely reinvested. The Company intends to begin repatriating such earnings to the U.S., in whole or in part, during fiscal year 2022. In doing so, the Company has recorded a provision of approximately $37.1 million for the U.S. federal, U.S. state and non-U.S. taxes that would fall due when such earnings are repatriated. No additional income tax expense has been provided for any remaining undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested.

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

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Number of common shares—basic	116,165	111,514	110,827
Effect of dilutive securities:
Stock options	391	466	541
Restricted stock awards	118	105	133
Number of common shares—diluted	116,674	112,085	111,501
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	487	220	364
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:     Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	January 2, 2022	January 3, 2021
	(In thousands)
Accounts receivable, net, current	$1,023,792	$1,155,109
Long-term accounts receivable, net, included in Other assets, net	30,303	22,510
Total accounts receivable, net	$1,054,095	$1,177,619
Reserves for credit losses consisted of the following:

	Balance at Beginning of Year	Provisions	Charges/ Write- offs	Other(1)	Balance at End of Year
	(In thousands)
Year ended December 29, 2019	$30,590	$6,853	$(3,009)	$798	$35,232
Year ended January 3, 2021	35,232	16,695	(5,857)	1,524	47,594
Year ended January 2, 2022	47,594	8,150	(4,646)	101	51,199
(1) Other amounts primarily relate to the impact of acquisitions, discontinued operations and foreign exchange movements.

Note 9:    Inventories
Inventories consisted of the following:

	January 2, 2022	January 3, 2021
	(In thousands)
Raw materials	$229,356	$205,022
Work in progress	69,744	35,160
Finished goods	325,614	274,385
Total inventories	$624,714	$514,567

Note 10:    Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	January 2, 2022	January 3, 2021
	(In thousands)
At cost:
Land	$29,793	$3,937
Building and leasehold improvements	428,322	291,526
Machinery and equipment	608,658	522,734
Total property, plant and equipment	1,066,773	818,197
Accumulated depreciation	(521,168)	(449,893)
Total property, plant and equipment, net	$545,605	$368,304
Depreciation expense on property, plant and equipment for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019 was $67.3 million, $54.0 million and $49.7 million, respectively.

Note 11:    Marketable Securities and Investments
 Investments consisted of the following:

	January 2, 2022	January 3, 2021
	(In thousands)
Marketable securities	$53,073	$2,154
Equity investments	31,514	48,626
	$84,587	$50,780
Marketable securities. Marketable securities include equity and fixed-income securities. The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income (loss) in the consolidated statements of stockholders' equity, was not material in fiscal years 2021 and 2020. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.
Marketable securities classified as available for sale consisted of the following:

	Market Value	Gross Unrealized Holding
		Cost	Gains	(Losses)
		(In thousands)
January 2, 2022
Equity securities	$51,418	$51,418	$—	$—
Fixed-income securities	7	7	—	—
Other	1,648	1,711	—	(63)
	$53,073	$53,136	$—	$(63)
January 3, 2021
Equity securities	$203	$584	$—	$(381)
Fixed-income securities	7	7	—	—
Other	1,944	2,007	—	(63)
	$2,154	$2,598	$—	$(444)
Equity investments. The Company has equity interests in privately-held entities over which the Company neither has significant influence nor control.
Equity investments without readily determinable fair values as of January 2, 2022 and January 3, 2021 consisted of the following:

	January 2, 2022	January 3, 2021
	(In thousands)
Equity investments, carried at cost minus impairment, if any	$30,176	$27,438
Equity investments, carried at fair value	1,338	21,188
	$31,514	$48,626
The amount of upward adjustments during fiscal years 2021, 2020 and 2019 were $19.6 million, $0.04 million and $8.2 million, respectively. The cumulative amount of upward adjustments as of January 2, 2022 and January 3, 2021 was $27.8 million and $8.2 million, respectively. The amount of impairments and downward adjustments during fiscal year 2021 and fiscal year 2019 were $0.1 million and $4.9 million, respectively. The cumulative amount of impairments and downward adjustments as of January 2, 2022 and January 3, 2021 was $5.0 million and $4.9 million, respectively.

Note 12:    Goodwill and Intangible Assets, Net
The Company tests goodwill and indefinite-lived intangible assets at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill and indefinite-lived intangible assets on the later of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1 or the first day of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of goodwill or indefinite-lived intangible assets.
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 4, 2021, its annual impairment testing date for fiscal year 2021. The Company concluded based on the first step of the process that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20% for each reporting unit, except for the Company's Tulip reporting unit, which had a fair value that was between 10% and 20% more than its carrying value. While the Company believes that its estimates of current value are reasonable, if actual results differ from the estimates and judgments used, including such items as future cash flows and the volatility inherent in markets which the Company serves, impairment charges against the carrying value of those assets could be required in the future.
Indefinite-lived intangibles are also subject to an annual impairment test. The Company consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of indefinite-lived intangible asset. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of the amortizing intangible asset.
The changes in the carrying amount of goodwill for fiscal years 2021 and 2020 are as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at December 29, 2019	$1,498,820	$1,612,407	$3,111,227
Foreign currency translation	58,086	62,596	120,682
Acquisitions, earnouts and other	198,981	16,224	215,205
Balance at January 3, 2021	1,755,887	1,691,227	3,447,114
Foreign currency translation	(51,963)	(40,557)	(92,520)
Acquisitions, earnouts and other	3,742,310	319,680	4,061,990
Balance at January 2, 2022	$5,446,234	$1,970,350	$7,416,584

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 2, 2022 by category and segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Patents	$28,324	$2,709	$31,033
Less: Accumulated amortization	(27,961)	(732)	(28,693)
Net patents	363	1,977	2,340
Trade names and trademarks	91,300	79,683	170,983
Less: Accumulated amortization	(40,472)	(21,969)	(62,441)
Net trade names and trademarks	50,828	57,714	108,542
Licenses	59,477	8,410	67,887
Less: Accumulated amortization	(50,347)	(3,968)	(54,315)
Net licenses	9,130	4,442	13,572
Core technology	1,314,313	519,864	1,834,177
Less: Accumulated amortization	(285,477)	(208,833)	(494,310)
Net core technology	1,028,836	311,031	1,339,867
Customer relationships	2,311,599	884,105	3,195,704
Less: Accumulated amortization	(307,367)	(366,058)	(673,425)
Net customer relationships	2,004,232	518,047	2,522,279
IPR&D	5,920	—	5,920
Net amortizable intangible assets	3,099,309	893,211	3,992,520
Indefinite-lived intangible asset:
Trade name	70,584	—	70,584
Total	$3,169,893	$893,211	$4,063,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible asset balances at January 3, 2021 by category and segment were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Patents	$28,146	$2,709	$30,855
Less: Accumulated amortization	(27,933)	(507)	(28,440)
Net patents	213	2,202	2,415
Trade names and trademarks	51,143	47,518	98,661
Less: Accumulated amortization	(31,859)	(16,947)	(48,806)
Net trade names and trademarks	19,284	30,571	49,855
Licenses	50,468	8,232	58,700
Less: Accumulated amortization	(49,317)	(3,135)	(52,452)
Net licenses	1,151	5,097	6,248
Core technology	456,607	333,192	789,799
Less: Accumulated amortization	(232,648)	(166,344)	(398,992)
Net core technology	223,959	166,848	390,807
Customer relationships	475,748	881,912	1,357,660
Less: Accumulated amortization	(239,428)	(283,392)	(522,820)
Net customer relationships	236,320	598,520	834,840
IPR&D	10,944	—	10,944
Net amortizable intangible assets	491,871	803,238	1,295,109
Indefinite-lived intangible asset:
Trade name	70,584	—	70,584
Total	$562,455	$803,238	$1,365,693
Total amortization expense related to definite-lived intangible assets was $290.2 million in fiscal year 2021, $192.6 million in fiscal year 2020 and $164.3 million in fiscal year 2019. Estimated amortization expense related to definite-lived intangible assets for each of the next five years is $413.6 million in fiscal year 2022, $402.8 million in fiscal year 2023, $391.0 million in fiscal year 2024, $363.5 million in fiscal year 2025, and $349.6 million in fiscal year 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:    Debt
 The Company’s debt consisted of the following:

	January 2, 2022
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,362)	$(3,362)
Unsecured Term Loan Credit Facility	500,000	(14)	(658)	499,328
0.550% Senior Unsecured Notes due in 2023	500,000	(152)	(2,093)	497,755
0.850% Senior Unsecured Notes due in 2024	800,000	(447)	(4,945)	794,608
1.875% Senior Unsecured Notes due in 2026 ("2026 Notes")	568,600	(2,538)	(2,280)	563,782
1.900% Senior Unsecured Notes due in 2028	500,000	(348)	(4,200)	495,452
3.3% Senior Unsecured Notes due in 2029 ("2029 Notes")	850,000	(2,252)	(6,234)	841,514
2.55% Senior Unsecured Notes due in 2031	400,000	(126)	(3,294)	396,580
2.250% Senior Unsecured Notes due in 2031	500,000	(1,485)	(4,380)	494,135
3.625% Senior Unsecured Notes due in 2051	400,000	(4)	(4,335)	395,661
Other Debt Facilities, non-current	4,284	—	—	4,284
Total Long-Term Debt	5,022,884	(7,366)	(35,781)	4,979,737
Current Portion of Long-term Debt:
Other Debt Facilities, current	4,240	—	—	4,240
Total Debt	$5,027,124	$(7,366)	$(35,781)	$4,983,977

	January 3, 2021
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$158,595	$—	$(2,621)	$155,974
2026 Notes	610,750	(3,253)	(2,782)	604,715
2029 Notes	850,000	(2,496)	(6,908)	840,596
Other Debt Facilities, non-current	8,416	—	—	8,416
Total Long-Term Debt	1,627,761	(5,749)	(12,311)	1,609,701
Current Portion of Long-term Debt:
0.6% Senior Unsecured Notes due in 2021 ("2021 Notes")	366,450	(16)	(229)	366,205
Other Debt Facilities, current	14,743	—	—	14,743
Total Current Portion of Long-Term Debt	381,193	(16)	(229)	380,948
Total Debt	$2,008,954	$(5,765)	$(12,540)	$1,990,649

Senior Unsecured Revolving Credit Facility. On August 24, 2021, the Company terminated its previous senior unsecured revolving credit facility and entered into a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through August 24, 2026. As of January 2, 2022, undrawn letters of credit in the aggregate amount of $11.0 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of January 2, 2022, the Company had $1.49 billion available for additional borrowing under the facility. Borrowings will bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company's option at either (a) the base rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(as defined in the credit agreement), or (b) the eurocurrency rate (a publicly published rate), in each case plus a percentage spread based on the credit rating of the Company's debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," and (c) the Eurocurrency Rate plus 1.00%. The credit agreement for the new facility contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company's debt is rated as investment grade. In the event that the Company's debt is not rated as investment grade, the debt-to-capital ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.
Unsecured Term Loan Credit Facility. The Company entered into an unsecured delayed draw term loan credit facility on August 11, 2021 that provided for $500.0 million of term loans available through the earlier of (i) the consummation of the Company's acquisition of BioLegend (with such transaction acquiring BioLegend being the “Acquisition”) and (ii) the date that is five (5) business days after October 25, 2021, and as could be extended through January 31, 2022 in the event that the outside date under the definitive agreement with respect to the Acquisition was extended. On September 16, 2021, the Company borrowed the full $500.0 million from the term loan facility and used the proceeds to partially fund the Acquisition. The interest rates under the senior unsecured term loan credit facility are at either (a) the base rate, as described in the credit agreement, or (b) the eurocurrency rate (a publicly published rate), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency margin as of January 2, 2022 was 113.0 basis points. The weighted average Eurocurrency interest rate as of January 2, 2022 was 0.10%, resulting in a weighted average effective Eurocurrency Rate, including the margin, of 1.23%, which was the interest applicable to the borrowings outstanding as of January 2, 2022. The credit agreement for the facility contains customary affirmative, negative and financial covenants and events of defaults which are substantially similar to those contained in the senior unsecured revolving credit facility.
Senior Unsecured Notes. On September 10, 2021, the Company issued the following notes:
•$500.0 million aggregate principal amount of 0.550% senior unsecured notes due in 2023 (the "2023 Notes”),
•$800.0 million aggregate principal amount of 0.850% senior unsecured notes due in 2024 (the "2024 Notes”),
•$500.0 million aggregate principal amount of 1.900% senior unsecured notes due in 2028 (the "2028 Notes”), and
•$500.0 million aggregate principal amount of 2.250% senior unsecured notes due in September 2031 (the "September 2031 Notes”).
On March 8, 2021, the Company issued the following notes:
•$400.0 million aggregate principal amount of 2.550% senior unsecured notes due in March 2031 (the "March 2031 Notes”), and
•$400.0 million aggregate principal amount of 3.625% senior unsecured notes due in 2051 (the "2051 Notes”).
Interest on each series of notes is payable semi-annually on March 15th and September 15th each year. The notes include optional redemption features, which allow the Company to redeem the notes, at the Company's option and subject to terms, conditions and limitations specified in the indentures governing the notes, at redemption prices set forth in the indentures governing the notes, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. Upon a change of control repurchase event (as defined in the indentures governing the notes) of the Company, the Company will, in certain circumstances, make an offer to repurchase the notes at a price equal to 101% of their principal amount plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the maturities of the Company’s indebtedness as of January 2, 2022:

	2022	2023	2024	2025	2026	2027 and thereafter	Total before unamortized discount and debt issuance costs	Unamortized discount and debt issuance costs	Total
	(In thousands)
Senior Unsecured Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—	$(3,362)	$(3,362)
Unsecured Term Loan Credit Facility	—	—	500,000	—	—	—	500,000	(672)	499,328
2023 Notes	—	500,000	—	—	—	—	500,000	(2,245)	497,755
2024 Notes	—	—	800,000	—	—	—	800,000	(5,392)	794,608
2026 Notes	—	—	—	—	568,600	—	568,600	(4,818)	563,782
2028 Notes	—	—	—	—	—	500,000	500,000	(4,548)	495,452
2029 Notes	—	—	—	—	—	850,000	850,000	(8,486)	841,514
March 2031 Notes	—	—	—	—	—	400,000	400,000	(3,420)	396,580
September 2031 Notes	—	—	—	—	—	500,000	500,000	(5,865)	494,135
2051 Notes	—	—	—	—	—	400,000	400,000	(4,339)	395,661
Other Debt Facilities	4,240	2,530	1,277	214	123	140	8,524	—	8,524
Total	$4,240	$502,530	$1,301,277	$214	$568,723	$2,650,140	$5,027,124	$(43,147)	$4,983,977

Note 14:    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 2, 2022	January 3, 2021
	(In thousands)
Payroll and incentives	$106,338	$96,502
Employee benefits	54,058	47,489
Deferred revenue	226,331	206,494
Federal, non-U.S. and state income taxes	90,963	97,406
Operating lease liabilities	40,567	40,330
Contract liabilities	77,178	189,718
Other accrued operating expenses	258,611	265,977
Total accrued expenses and other current liabilities	$854,046	$943,916

Note 15:    Employee Benefit Plans
 Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $16.5 million in fiscal year 2021, $14.1 million in fiscal year 2020, and $13.6 million in fiscal year 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accruing in the plan. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.
 Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Service and administrative costs	$5,174	$7,414	$6,598
Interest cost	9,440	12,876	16,546
Expected return on plan assets	(24,417)	(21,786)	(24,561)
Actuarial (gain) loss	(19,514)	20,291	27,134
Curtailment gain	—	—	(1,547)
Amortization of prior service credit	—	—	(152)
Net periodic pension (credit) cost	$(29,317)	$18,795	$24,018
The Company recognizes actuarial gains and losses, unless an interim remeasurement is required, in the fourth quarter of the year in which the gains and losses occur. Such adjustments for gains and losses are primarily driven by events and circumstances beyond the Company's control, including changes in interest rates, the performance of the financial markets and mortality assumptions. Actuarial gains and losses, including other components of periodic pension cost, are recognized in the line item "Interest and other expense, net" in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of January 2, 2022 and January 3, 2021.

	January 2, 2022		January 3, 2021
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$337,454	$299,826	$392,948	$317,679
Change in benefit obligations:
Projected benefit obligations at beginning of year	$395,339	$317,679	$341,455	$304,710
Service and administrative costs	4,924	250	5,314	2,100
Interest cost	2,632	6,808	3,991	8,885
Benefits paid and plan expenses	(15,299)	(18,693)	(15,823)	(20,510)
Participants’ contributions	—	—	37	—
Business acquisitions	—	—	(120)	—
Actuarial (gains) losses	(30,705)	(6,218)	35,910	22,494
Effect of exchange rate changes	(17,501)	—	24,575	—
Projected benefit obligations at end of year	$339,390	$299,826	$395,339	$317,679
Change in plan assets:
Fair value of plan assets at beginning of year	$204,744	$268,686	$179,860	$254,450
Actual return on plan assets	(13,115)	20,123	25,153	34,746
Benefits paid and plan expenses	(15,299)	(18,693)	(15,823)	(20,510)
Employer’s contributions	6,851	20,000	7,506	—
Participants’ contributions	—	—	37	—
Effect of exchange rate changes	(1,992)	—	8,011	—
Fair value of plan assets at end of year	$181,189	$290,116	$204,744	$268,686
Net liabilities recognized in the consolidated balance sheets	$(158,201)	$(9,710)	$(190,595)	$(48,993)

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$33,084	$—	$36,295	$—
Current liabilities	(6,966)	—	(7,597)	—
Long-term liabilities	(184,319)	(9,710)	(219,293)	(48,993)
Net liabilities recognized in the consolidated balance sheets	$(158,201)	$(9,710)	$(190,595)	$(48,993)

Actuarial assumptions as of the year-end measurement date:
Discount rate	1.41%	2.44%	0.92%	2.21%
Rate of compensation increase	2.78%	None	2.78%	None
Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	January 2, 2022		January 3, 2021		December 29, 2019
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	0.92%	2.21%	1.34%	3.01%	2.07%	4.05%
Rate of compensation increase	2.78%	None	3.36%	None	3.48%	None
Expected rate of return on assets	2.10%	7.25%	2.20%	7.25%	5.30%	7.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	January 2, 2022	January 3, 2021
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$191,285	$226,890
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$189,349	$224,499
Fair value of plan assets	—	—
 Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of January 2, 2022 and January 3, 2021, and target asset allocations for fiscal year 2022 are as follows:

	Target Allocation		Percentage of Plan Assets at
	January 1, 2023		January 2, 2022		January 3, 2021
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	0-5%	40-60%	—%	46%	—%	45%
Debt securities	0-5%	40-60%	—%	54%	88%	55%
Other	95-100%	0-10%	100%	—%	12%	—%
Total	100%	100%	100%	100%	100%	100%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of the Company’s pension plan assets as of January 2, 2022 and January 3, 2021 by asset category, classified in the three levels of inputs described in Note 20 to the consolidated financial statements are as follows:

		Fair Value Measurements at January 2, 2022 Using:
	Total Carrying Value at January 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$22,241	$22,241	$—	$—
Equity securities:
U.S. large-cap	91,601	91,601	—	—
International large-cap value	29,803	29,803	—	—
Emerging markets growth	12,603	12,603	—	—
Foreign real estate funds	—	—	—	—
Fixed income securities:
Corporate and U.S. debt instruments	133,727	41,725	92,002	—
Short-term corporate bonds	15,650	—	15,650	—
Other types of investments:
Foreign liability driven instrument	165,680	—	—	165,680
Total assets measured at fair value	$471,305	$197,973	$107,652	$165,680

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$6,363	$6,363	$—	$—
Equity Securities:
U.S. large-cap	78,234	78,234	—	—
International large-cap value	28,315	28,315	—	—
Emerging markets growth	13,594	13,594	—	—
Foreign real estate funds	23,259	—	—	23,259
Fixed income securities:
Non-U.S. Treasury Securities	106,315	—	106,315	—
Corporate and U.S. debt instruments	140,349	43,500	96,849	—
Corporate bonds	35,816	—	35,816	—
High yield bond funds	2,954	2,954	—	—
Other types of investments:
Non-U.S. government index linked bonds	38,231	—	38,231	—
Total assets measured at fair value	$473,430	$172,960	$277,211	$23,259

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at January 2, 2022 compared to January 3, 2021. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

Equity Securities:    Shares of registered investment companies that are publicly traded are categorized as Level 1 assets; they are valued at quoted market prices that represent the net asset value of the fund. These instruments have active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

In September 2021, the Company’s UK pension scheme executed a buy-in contract with Phoenix Life LTD (''Phoenix"), under which the Company made an upfront payment to Phoenix in exchange for Phoenix agreeing to make the benefit payments under the Company’s UK pension scheme due to specified participants and their beneficiaries, thus transferring most of the investment and longevity risk associated with the covered participants and beneficiaries from the Company to Phoenix. This buy-in contract can be considered a liability-driven investment (''LDI") solution that hedges not only the investment risk but also the longevity risk under the Company’s UK pension scheme. Like other LDI solutions, it does not eliminate ongoing administrative costs.

The Company's policy is to recognize significant transfers between levels at the actual date of the event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending Level 3 assets for fiscal years 2021, 2020 and 2019 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Foreign liability driven investment	Foreign Real Estate Funds	Multi-strategy Hedge Funds	Total
	(In thousands)
Balance at December 30, 2018	$—	$22,196	$16,934	$39,130
Sales	—	—	(15,586)	(15,586)
Realized gains	—	—	4,175	4,175
Unrealized gains (losses)	—	492	(3,802)	(3,310)
Balance at December 29, 2019	—	22,688	1,721	24,409
Sales	—	—	(1,721)	(1,721)
Unrealized gains	—	571	—	571
Balance at January 3, 2021	—	23,259	—	23,259
Sales	—	(23,115)	—	(23,115)
Realized losses	—	(226)	—	(226)
Realized gains	—	82	—	82
Purchases	165,680	—	—	165,680
Balance at January 2, 2022	$165,680	$—	$—	$165,680

With respect to plans outside of the United States, the Company expects to contribute $7.0 million in the aggregate during fiscal year 2022. During fiscal years 2021, 2020 and 2019, the Company contributed $6.9 million, $7.5 million and $8.2 million in the aggregate, respectively, to pension plans outside of the United States. During fiscal year 2021, the Company contributed $20.0 million to its defined benefit pension plan in the United States for the plan year 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2022	$12,538	$19,419
2023	12,791	19,459
2024	13,461	19,427
2025	13,504	19,368
2026	13,898	19,184
2027-2031	68,663	90,272

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At January 2, 2022 and January 3, 2021, the projected benefit obligations were $24.1 million and $25.9 million, respectively. Assets with a fair value of $1.6 million and $1.9 million, segregated in a trust (which is included in marketable securities and investments on the consolidated balance sheets), were available to meet this obligation as of January 2, 2022 and January 3, 2021, respectively. Pension expenses and income for this plan netted to expense of $0.2 million in fiscal year 2021, expense of $2.1 million in fiscal year 2020 and expense of $4.8 million in fiscal year 2019.

Postretirement Medical Plans:    The Company provides healthcare benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. Eligible U.S. employees qualify for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt securities and are available only to pay retiree health benefits. The costs of these plans are not material and the net assets in the plans totaled $20.7 million and $19.0 million at January 2, 2022 and January 3, 2021, respectively.

Deferred Compensation Plans: During fiscal year 1998, the Company implemented a nonqualified deferred compensation plan that provides benefits payable to officers and certain key employees or their designated beneficiaries at specified future dates, or upon retirement or death. The plan was amended to eliminate deferral elections, with the exception of Company 401(k) excess contributions for eligible participants, for plan years beginning January 1, 2011. Benefit payments under the plan are funded by contributions from participants, and for certain participants, contributions by the Company. The obligations related to the deferred compensation plan totaled $0.3 million and $0.6 million as of January 2, 2022 and January 3, 2021, respectively.

Note 16:    Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company's responsibility is established and when the cost can be reasonably estimated. The Company has accrued $11.9 million and $12.9 million as of January 2, 2022 and January 3, 2021, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at January 2, 2022 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 17:    Stock Plans

Stock-Based Compensation:

The Company’s 2019 Incentive Plan (the “2019 Plan”) authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and cash awards as part of the Company’s compensation programs. The 2019 Plan replaced the Company’s 2009 Incentive Plan (the “2009 Plan”). Upon shareholder approval of the 2019 Plan, 6.25 million shares of the Company’s common stock, as well as shares of the Company’s common stock previously granted under the 2009 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price subject to a contractual repurchase right, became available for grant under the 2019 Plan. Awards granted under the 2009 Plan prior to its expiration remain outstanding. As part of the Company’s compensation programs, the Company also offers shares of its common stock under its Employee Stock Purchase Plan.

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance restricted stock units, performance units and stock grants, included in the Company’s consolidated statements of operations for fiscal years 2021, 2020 and 2019:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Cost of product and service revenue	$3,706	$1,388	$1,620
Research and development expenses	2,759	1,228	1,061
Selling, general and administrative expenses	26,315	26,510	28,833
Total stock-based compensation expense	$32,780	$29,126	$31,514
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $14.0 million in fiscal year 2021, $17.2 million in fiscal year 2020 and $11.6 million in fiscal year 2019. Stock-based compensation costs capitalized as part of inventory were immaterial in all periods presented.

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

	January 2, 2022	January 3, 2021	December 29, 2019
Risk-free interest rate	0.9%	0.9%	2.5%
Expected dividend yield	0.2%	0.3%	0.3%
Expected lives	5 years	5 years	5 years
Expected stock volatility	27.3%	23.8%	22.8%

The following table summarizes stock option activity for the fiscal year ended January 2, 2022:

	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	961	$74.40
Granted	625	159.65
Exercised	(359)	70.44
Forfeited	(35)	107.70
Outstanding at end of year	1,192	$119.33
Exercisable at end of year	383	$70.27

The aggregate intrinsic value for stock options outstanding at January 2, 2022 was $97.4 million with a weighted-average remaining contractual term of 5.1 years. The aggregate intrinsic value for stock options exercisable at January 2, 2022 was $50.1 million with a weighted-average remaining contractual term of 3.0 years. At January 2, 2022, there were 1.2 million stock options that were vested and expected to vest in the future, with an aggregate intrinsic value of $97.4 million and a weighted-average remaining contractual term of 5.1 years.

The weighted-average grant-date fair value of options granted during fiscal years 2021, 2020 and 2019 was $40.00, $18.98, and $22.63 per share, respectively. The total intrinsic value of options exercised during fiscal years 2021, 2020 and 2019 was $32.4 million, $51.1 million, and $19.1 million, respectively. Cash received from option exercises for fiscal years 2021, 2020 and 2019 was $25.1 million, $37.7 million, and $19.7 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $6.3 million in fiscal year 2021, $3.6 million in fiscal year 2020 and $6.7 million in fiscal year 2019.
There was $22.5 million of total unrecognized compensation cost related to nonvested stock options granted as of January 2, 2022. This cost is expected to be recognized over a weighted-average period of 2.5 years.
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

The following table summarizes restricted stock award activity for the fiscal year ended January 2, 2022:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	296	$85.67
Granted	508	159.60
Vested	(140)	82.93
Forfeited	(27)	99.56
Nonvested at end of year	637	$144.62

The fair value of restricted stock awards vested during fiscal years 2021, 2020 and 2019 was $11.6 million, $14.0 million, and $12.0 million, respectively. The total compensation expense recognized related to the restricted stock awards was $18.8 million in fiscal year 2021, $10.8 million in fiscal year 2020 and $12.7 million in fiscal year 2019.

As of January 2, 2022, there was $72.3 million of total unrecognized compensation cost, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan:
In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Company's Board of Directors (the "Board") voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2021, the Company issued 21,578 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $168.11 per share. During fiscal year 2020, the Company issued 38,727 shares under this plan at a weighted-average price of $105.23 per share. During fiscal year 2019, the Company issued 33,843 shares under this plan at a weighted-average price of $82.25 per share. At January 2, 2022 there remains available for sale to employees an aggregate of 0.8 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 18:    Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 30, 2018	$(176,459)	$245	$(267)	$(176,481)
Current year change	(23,978)	807	6	(23,165)
Balance, December 29, 2019	(200,437)	1,052	(261)	(199,646)
Current year change	169,500	(1,799)	(16)	167,685
Balance, January 3, 2021	(30,937)	(747)	(277)	(31,961)
Current year change	(130,873)	(95)	237	(130,731)
Balance, January 2, 2022	$(161,810)	$(842)	$(40)	$(162,692)

During fiscal years 2021, 2020 and 2019, pre-tax pension credit (cost) of $0.1 million, $(1.8) million, and $0.8 million, respectively, was reclassified from accumulated other comprehensive income into selling, general and administrative expenses as a component of net periodic pension cost.
Stock Repurchases:
On July 31, 2020, the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2021, the Company repurchased 433,000 shares of common stock under the Repurchase Program at an aggregate cost of $62.6 million. As of January 2, 2022, $187.4 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During fiscal year 2021, the Company repurchased 71,248 shares of common stock for this purpose at an aggregate cost of $10.5 million. During fiscal year 2020, the Company repurchased 72,251 shares of common stock for this purpose at an aggregate cost of $6.9 million. During fiscal year 2019, the Company repurchased 68,536 shares of common stock for this purpose at an aggregate cost of $6.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2021 and 2020. At January 2, 2022, the Company had accrued $8.8 million for a dividend declared in October 2021 for the fourth quarter of fiscal year 2021 that was paid in February 2022. On January 27, 2022, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2022 that will be payable in May 2022. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Principal hedged currencies include the Australian Dollar, British Pound, Euro, Indian Rupee, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $371.9 million at January 2, 2022, $808.0 million at January 3, 2021, and $277.6 million at December 29, 2019, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2021, 2020 and 2019.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements, included combined U.S. Dollar notional amounts of $360.2 million as of January 2, 2022, combined Euro notional amounts of €33.4 million and combined U.S. Dollar notional amounts of $499.0 million as of January 3, 2021, and combined Euro notional amounts of €105.8 million and combined U.S. Dollar notional amounts of $5.6 million as of December 29, 2019. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of January 2, 2022, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(33.2) million, $49.6 million and $(4.9) million during the fiscal years 2021, 2020 and 2019, respectively.
During fiscal year 2019, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the Euro currency exposure of the Company’s net investment in certain foreign subsidiaries. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the consolidated statement of operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The cross-currency swap had an initial notional value of €197.4 million or $220.0 million and matured on November 15, 2021. Interest on the cross-currency swap was payable semi-annually, in Euro, on May 15th and November 15th of each year based on the Euro notional value and a fixed rate of 2.47%. The Company received interest in U.S. dollars on May 15th and November 15th of each year based on the U.S. dollar equivalent of the Euro notional value and a fixed rate of 5.00%.

During fiscal year 2020, the Company entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge the 2021 Notes. The effective portion of the gain or loss of the cash flow hedges were reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affected earnings. During the second quarter of fiscal year 2021, the Company redeemed all of its outstanding 2021 Notes and settled the forward foreign exchange contracts that were designated as cash flow hedges. The foreign exchange losses (gains) recorded in earnings related to the cash flow hedges were $9.5 million and $(29.3) million during the fiscal years 2021 and 2020, respectively.
During fiscal year 2021, the Company entered into forward foreign exchange contracts, designated as cash flow hedges, to hedge a portion of the 2026 Notes. The effective portion of the gain or loss of the cash flow hedges will be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. During the fourth quarter of fiscal year 2021, the Company settled the forward foreign exchange contracts that were designated as cash flow hedges. The foreign exchange loss recorded in earnings related to the cash flow hedges was $8.7 million during fiscal year 2021.
During fiscal year 2021, the Company entered into two interest rate swaption agreements (together, the “Swaptions”) with expiration dates of September 30, 2021 in anticipation of issuing notes to fund the acquisition of BioLegend. The first Swaption had a term of 2 months and hedged an anticipated 10-year note offering, with a notional value of $500.0 million. The second Swaption had a term of 2 months and hedged an anticipated 7-year note offering, with a notional value of $500.0 million. The Company designated the Swaptions as qualifying hedging instruments and accounted for these derivatives as cash flow hedges. On September 8, 2021, the Company sold both Swaptions, and as a result, recognized a loss of $8.2 million in interest and other expense, net during the fiscal year 2021. The Company also recorded other comprehensive income of $3.8 million, which will be amortized to interest and other expense, net over the 7 and 10 year terms, respectively, of the related permanent financing.

The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive (loss) income into interest and other expense, net within the next twelve months.

Note 20:    Fair Value Measurements
 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of January 2, 2022.
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
 The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of January 2, 2022 and January 3, 2021 classified in one of the three classifications described above:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at January 2, 2022 Using:
	Total Carrying Value at January 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$53,073	$53,073	$—	$—
Foreign exchange derivative assets	3,765	—	3,765	—
Foreign exchange derivative liabilities	(3,463)	—	(3,463)	—
Contingent consideration	(57,996)	—	—	(57,996)

		Fair Value Measurements at January 3, 2021 Using:
	Total Carrying Value at January 3, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$2,154	$2,154	$—	$—
Foreign exchange derivative assets	31,248	—	31,248	—
Foreign exchange derivative liabilities	(21,413)	—	(21,413)	—
Contingent consideration	(2,953)	—	—	(2,953)

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

Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis and are recorded in other assets. As of both January 2, 2022 and January 3, 2021, none of the master netting arrangements involved collateral.

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

As of January 2, 2022, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods that are substantially all revenue-based consideration, of up to $108.4 million. The expected maximum earnout period for acquisitions with open contingency period does not exceed 6.9 years from January 2, 2022, and the remaining weighted average expected earnout period at January 2, 2022 was 5.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

(In thousands)
Balance at December 30, 2018	$(69,661)
Additions	(12,734)
Amounts paid and foreign currency translation	50,795
Change in fair value (included within selling, general and administrative expenses)	(3,881)
Balance at December 29, 2019	(35,481)
Amounts paid and foreign currency translation	23,701
Change in fair value (included within selling, general and administrative expenses)	8,827
Balance at January 3, 2021	(2,953)
Additions	(57,431)
Amounts paid and foreign currency translation	5,507
Change in fair value (included within selling, general and administrative expenses)	(3,119)
Balance at January 2, 2022	$(57,996)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company's outstanding senior unsecured notes had an aggregate fair value of $4,612.8 million and aggregate carrying value of $4,479.5 million as of January 2, 2022. The Company's outstanding senior unsecured notes had an aggregate fair value of $1,984.3 million and aggregate carrying value of $1,811.5 million as of January 3, 2021. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company's senior revolving credit facility and term loan facility, had an aggregate carrying value of $504.5 million and $179.1 million as of January 2, 2022 and January 3, 2021, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 21:    Leases
Lessee Disclosures
The Company leases certain property and equipment under operating and finance leases. The Company's leases have remaining lease terms of less than 1 year to 30 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. Finance leases are not material to the Company.
The components of lease expense were as follows:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Lease Cost:
Operating lease cost	$54,639	$56,977	61,205
Supplemental cash flow information related to leases was as follows:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,455	$47,427	$50,155
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$18,694	$5,048	$5,685
Supplemental balance sheet information related to leases was as follows:

	January 2, 2022	January 3, 2021
	(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$207,775	$207,236

Operating lease liabilities included in Accrued expenses and other current liabilities	$40,567	$40,330
Operating lease liabilities	185,359	188,402
Total operating lease liabilities	$225,926	$228,732

Weighted Average Remaining Lease Term in Years
Operating leases	7.6	8.1

Weighted Average Remaining Discount Rate
Operating leases	2.6%	2.9%

Lease costs from finance leases, short-term leases, variable lease costs and sub-lease income are not material.

Future payments of operating lease liabilities as of January 2, 2022 were as follows:

(In thousands)
2022	$47,910
2023	38,072
2024	31,624
2025	27,899
2026	24,279
2027 and thereafter	73,967
Total lease payments	243,751
Less imputed interest	(17,825)
Total	$225,926
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below for the fiscal years ended:

	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$1,358,484	$995,216	$1,054,862
Service revenue	776,746	720,587	691,299
Total revenue	2,135,230	1,715,803	1,746,161
Operating income from continuing operations(1)	189,798	183,471	238,331
Diagnostics
Product revenue	1,970,618	1,783,509	962,180
Service revenue	961,321	283,433	175,332
Total revenue	2,931,939	2,066,942	1,137,512
Operating income from continuing operations(1)(2)	1,219,944	874,206	189,330
Corporate
Operating loss from continuing operations(3)	(77,364)	(79,096)	(65,688)
Continuing Operations
Product revenue	3,329,102	2,778,725	2,017,042
Service revenue	1,738,067	1,004,020	866,631
Total revenue	5,067,169	3,782,745	2,883,673
Operating income from continuing operations	1,332,378	978,581	361,973
Interest and other expense, net	52,492	72,217	124,831
Income from continuing operations before income taxes	$1,279,886	$906,364	$237,142
____________________________
(1)Legal costs for significant litigation matters and settlements in the Company's Discovery & Analytical Solutions segment were $5.9 million and $2.2 million for fiscal years 2020 and 2019, respectively. Legal costs for significant litigation matters and settlements in the Company's Diagnostics segment were $0.1 million, $1.2 million and $0.1 million for fiscal years 2021, 2020 and 2019, respectively.
(2)Asset impairment in the Company's Diagnostics segment was $3.9 million and $7.9 million for fiscal years 2021 and 2020.
(3)Costs for significant environmental matters were $5.2 million for fiscal year 2020. Stock compensation expense from acceleration of executive compensation was $7.7 million for fiscal year 2019.
Additional information relating to the Company’s reporting segments is as follows for the three fiscal years ended January 2, 2022:

	Depreciation and Amortization Expense			Capital Expenditures
	January 2, 2022	January 3, 2021	December 29, 2019	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)			(In thousands)
Discovery & Analytical Solutions	$141,261	$93,516	$74,445	$41,686	$20,217	$27,778
Diagnostics	214,178	149,738	136,476	57,206	55,236	46,863
Corporate	2,565	3,253	3,104	996	2,053	1,690
Continuing operations	$358,004	$246,507	$214,025	$99,888	$77,506	$76,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
Discovery & Analytical Solutions	$10,177,834	$3,600,860	$3,082,917
Diagnostics	4,692,816	4,228,943	3,368,598
Corporate	129,904	130,512	87,049
Total assets	$15,000,554	$7,960,315	$6,538,564
The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended January 2, 2022 and net long-lived assets based on physical location as of January 2, 2022 and January 3, 2021:

	Revenue
	January 2, 2022	January 3, 2021	December 29, 2019
	(In thousands)
U.S.	$2,046,914	$1,269,293	$974,187
International:
China	670,084	492,283	581,688
United Kingdom	417,199	362,591	70,703
Other international	1,932,972	1,658,578	1,257,095
Total international	3,020,255	2,513,452	1,909,486
Total sales	$5,067,169	$3,782,745	$2,883,673

	Net Long-Lived Assets(1)
	January 2, 2022	January 3, 2021
	(In thousands)
U.S.	$343,723	$197,755
International:
Germany	148,048	149,105
China	79,851	75,199
Other international	256,956	229,099
Total international	484,855	453,403
Total net long-lived assets	$828,578	$651,158
(1) Long-lived assets consist of property and equipment, net, operating lease right-of-use assets, rental equipment, software and other long-term assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of Oxford Immunotec Global PLC, Nexcelom Bioscience Holdings, LLC, Immunodiagnostic Systems Holdings PLC, SIRION Biotech GmbH, Optimization Zorn Corporation, BioLegend, Inc. and Qognit, Inc., all of which were acquired during the fiscal year ended January 2, 2022, which were included in our fiscal year 2021 consolidated financial statements and represented approximately 4% of our total assets (exclusive of acquired intangible assets and goodwill) as of January 2, 2022 and 4% of our total revenues for the fiscal year ended January 2, 2022.
Based on this assessment, our management concluded that, as of January 2, 2022, our internal control over financial reporting was effective based on those criteria.
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PerkinElmer, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PerkinElmer, Inc. and subsidiaries (the “Company”) as of January 2, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2022 of the Company and our report dated March 3, 2022 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Oxford Immunotec Global PLC, Nexcelom Bioscience Holdings, LLC, Immunodiagnostic Systems Holdings PLC, SIRION Biotech GmbH, Optimization Zorn Corporation, BioLegend, Inc. and Qognit, Inc. (collectively “the Acquired Entities”), all of which were acquired during the year ended January 2, 2022 and whose financial statements constitute approximately 4% of total assets (exclusive of acquired intangible assets and goodwill) and 4% of total revenues of the consolidated financial statement amounts as of and for the year ended January 2, 2022. Accordingly, our audit did not include the internal control over financial reporting of the Acquired Entities.
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
March 3, 2022

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2022 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.
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

Item 11.    Executive Compensation
     The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2022 under the captions “Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2022 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.
     The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2022 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
     The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2022 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.
The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2022 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services
     The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 26, 2022 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended January 2, 2022

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended January 2, 2022
Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 2, 2022

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 2, 2022

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

We have omitted financial statement schedules because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

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

4.7
Sixth Supplemental Indenture, dated as of March 8, 2021, by and between the Company and U.S. Bank National Association, as trustee (including the form of note contained therein) filed with the Commission on March 8, 2021 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference.

4.8
Seventh Supplemental Indenture, dated as of September 10, 2021, by and between the Company and U.S. Bank National Association, as trustee (including the form of note contained therein) filed with the Commission on September 10, 2021 as Exhibit 4.2 to our current report on Form 8-K (file No. 001-05075)) and herein incorporated by reference.

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

(8) Employment Agreement between Miriame Victor and PerkinElmer, Inc. dated as of January 1, 2022, attached hereto as Exhibit 10.3(8).

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

10.9*
PerkinElmer, Inc. Savings Plan Amended and Restated effective January 1, 2021, filed with the Commission on March 2, 2021 as Exhibit 10.16 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.10*
PerkinElmer, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, as further amended, filed with the Commission on February 26, 2019 as Exhibit 10.26 to our annual report on Form 10-K (file No. 001-05075) and herein incorporated by reference.

10.11*
PerkinElmer, Inc. Amended and Restated Global Incentive Compensation Plan (Executive Officers) effective January 4, 2021, filed with the Commission on May 11, 2021 as Exhibit 10.5 to our quarterly report on Form 10-Q (file No. 001-05075) and herein incorporated by reference.

10.12*
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

10.19*
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

10.22*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on May 11, 2021 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.23*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on May 11, 2021 as Exhibit 10.2 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

10.24*
Form of Restricted Stock Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on May 11, 2021 as Exhibit 10.3 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

10.25*
Form of Restricted Stock Agreement with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on May 11, 2021 as Exhibit 10.4 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended January 2, 2022, (ii) Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended January 2, 2022, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 2, 2022, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended January 2, 2022, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	PERKINELMER, INC. Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President and Chief Executive Officer	March 3, 2022
	Prahlad Singh, PhD	(Principal Executive Officer)

By:	/S/ JAMES M. MOCK	Sr. Vice President and	March 3, 2022
	James M. Mock	Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANDREW OKUN	Vice President,	March 3, 2022
	Andrew Okun	Chief Accounting Officer and Treasurer (Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President, Chief Executive Officer and	March 3, 2022
	Prahlad Singh, PhD	Director (Principal Executive Officer)

By:	/s/ JAMES M. MOCK	Sr. Vice President and	March 3, 2022
	James M. Mock	Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANDREW OKUN	Vice President, Chief Accounting Officer	March 3, 2022
	Andrew Okun	and Treasurer (Principal Accounting Officer)

By:	/s/ PETER BARRETT, PhD	Director	March 3, 2022
Peter Barrett, PhD

By:	/s/ SAMUEL R. CHAPIN	Director	March 3, 2022
Samuel R. Chapin

By:	/s/ SYLVIE GRÉGOIRE, PharmD	Director	March 3, 2022
Sylvie Grégoire, PharmD

By:	/s/ ALEXIS P. MICHAS	Director	March 3, 2022
Alexis P. Michas

By:	/s MICHEL VOUNATSOS	Director	March 3, 2022
Michel Vounatsos

By:	/s/ FRANK WITNEY, PhD	Director	March 3, 2022
Frank Witney, PhD

By:	/s/ PASCALE WITZ	Director	March 3, 2022
Pascale Witz