Form 10-Q
period 2022-04-03
PERKINELMER INC
filed 2022-05-10
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 5, 2022, there were outstanding 126,148,473 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands, except per share data)
Product revenue	$866,945	$811,552
Service revenue	392,497	496,137
Total revenue	1,259,442	1,307,689
Cost of product revenue	403,651	339,312
Cost of service revenue	176,560	183,231
Total cost of revenue	580,211	522,543
Selling, general and administrative expenses	334,393	251,410
Research and development expenses	76,609	60,216
Restructuring and other costs, net	13,384	5,744
Operating income from continuing operations	254,845	467,776
Interest and other expense (income), net	37,245	(12,706)
Income from continuing operations before income taxes	217,600	480,482
Provision for income taxes	40,597	101,139
Income from continuing operations	177,003	379,343
Loss on disposition of discontinued operations before income taxes	—	—
Provision for income taxes on discontinued operations and dispositions	41	38
Loss from discontinued operations and dispositions	(41)	(38)
Net income	$176,962	$379,305
Basic earnings per share:
Income from continuing operations	$1.40	$3.39
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$1.40	$3.39
Diluted earnings per share:
Income from continuing operations	$1.40	$3.37
Loss from discontinued operations and dispositions	(0.00)	(0.00)
Net income	$1.40	$3.37
Weighted average shares of common stock outstanding:
Basic	126,137	112,028
Diluted	126,635	112,495
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Net income	$176,962	$379,305
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(84,011)	(72,305)
Unrealized (loss) gain on securities, net of income taxes	(16)	94
Other comprehensive loss	(84,027)	(72,211)
Comprehensive income	$92,935	$307,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2022	January 2, 2022
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$669,755	$618,319
Accounts receivable, net	941,722	1,023,792
Inventories	645,924	624,714
Other current assets	197,110	173,955
Total current assets	2,454,511	2,440,780
Property, plant and equipment, net	547,035	545,605
Operating lease right-of-use assets	201,966	207,775
Intangible assets, net	3,942,878	4,063,104
Goodwill	7,367,284	7,416,584
Other assets, net	334,793	326,706
Total assets	$14,848,467	$15,000,554
Current liabilities:
Current portion of long-term debt	$3,729	$4,240
Accounts payable	376,694	355,458
Accrued expenses and other current liabilities	882,628	854,046
Total current liabilities	1,263,051	1,213,744
Long-term debt	4,863,978	4,979,737
Deferred taxes and long-term liabilities	1,354,991	1,480,469
Operating lease liabilities	180,105	185,359
Total liabilities	7,662,125	7,859,309
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 126,140,000 shares and 126,241,000 shares at April 3, 2022 and January 2, 2022, respectively	126,140	126,241
Capital in excess of par value	2,721,690	2,760,522
Retained earnings	4,585,231	4,417,174
Accumulated other comprehensive loss	(246,719)	(162,692)
Total stockholders’ equity	7,186,342	7,141,245
Total liabilities and stockholders’ equity	$14,848,467	$15,000,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three-Month Period Ended April 3, 2022
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	176,962	—	176,962
Other comprehensive loss	—	—	—	—	(84,027)	(84,027)
Dividends	—	—	—	(8,905)	—	(8,905)
Exercise of employee stock options and related income tax benefits	18	18	1,379	—	—	1,397
Purchases of common stock	(307)	(307)	(55,285)	—	—	(55,592)
Issuance of common stock for long-term incentive program	188	188	12,282	—	—	12,470
Stock compensation	—	—	2,792	—	—	2,792
Balance, April 3, 2022	126,140	$126,140	$2,721,690	$4,585,231	$(246,719)	$7,186,342

		For the Three-Month Period Ended April 4, 2021
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 3, 2021	112,090	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	—	379,305	—	379,305
Other comprehensive loss	—	—	—	—	(72,211)	(72,211)
Dividends	—	—	—	(7,846)	—	(7,846)
Exercise of employee stock options and related income tax benefits	95	95	4,892	—	—	4,987
Issuance of common stock for employee stock purchase plans	—	—	8	—	—	8
Purchases of common stock	(295)	(295)	(42,484)	—	—	(42,779)
Issuance of common stock for long-term incentive program	176	176	4,274	—	—	4,450
Stock compensation	—	—	899	—	—	899
Balance, April 4, 2021	112,066	$112,066	$115,690	$3,878,721	$(104,172)	$4,002,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Operating activities:
Net income	$176,962	$379,305
Loss from discontinued operations and dispositions, net of income taxes	41	38
Income from continuing operations	177,003	379,343
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	15,262	5,157
Restructuring and other costs, net	13,384	5,744
Depreciation and amortization	120,052	70,186
Change in fair value of contingent consideration	693	240
Amortization of deferred debt financing costs and accretion of discounts and debt extinguishment costs	1,900	896
Change in fair value of financial securities	12,125	(19,298)
Amortization of acquired inventory revaluation	16,868	2,981
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	69,065	165,190
Inventories	(46,968)	(15,008)
Accounts payable	26,352	(5,048)
Accrued expenses and other	(122,521)	(116,883)
Net cash provided by operating activities of continuing operations	283,215	473,500
Investing activities:
Capital expenditures	(29,431)	(14,311)
Purchases of investments	(22,995)	(4,000)
Cash paid for acquisitions, net of cash, cash equivalents and restricted cash acquired	(3,880)	(443,543)
Net cash used in investing activities of continuing operations	(56,306)	(461,854)
Financing activities:
Payments on borrowings	(220,000)	(743,545)
Proceeds from borrowings	220,000	584,000
Payments of term loan	(100,000)	—
Proceeds from sale of senior unsecured notes	—	799,856
Payments of debt financing and equity issuance costs	—	(7,882)
Settlement of cash flow hedges	(762)	6,005
Net payments on other credit facilities	(1,064)	(9,799)
Proceeds from issuance of common stock under stock plans	1,397	4,987
Purchases of common stock	(55,592)	(42,779)
Dividends paid	(8,837)	(7,852)
Net cash (used in) provided by financing activities of continuing operations	(164,858)	582,991
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,636)	(6,849)

Net increase in cash, cash equivalents and restricted cash	51,415	587,788
Cash, cash equivalents and restricted cash at beginning of period	619,337	402,613
Cash, cash equivalents and restricted cash at end of period	$670,752	$990,401

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$669,755	$988,234
Restricted cash included in other current assets	997	2,167
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$670,752	$990,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC (the “2021 Form 10-K”). The balance sheet amounts at January 2, 2022 in this report were derived from the Company’s audited 2021 consolidated financial statements included in the 2021 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 3, 2022 and April 4, 2021, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition.

	Reportable Segments
	Three Months Ended
	April 3, 2022			April 4, 2021
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$273,158	$327,936	$601,094	$175,115	$400,927	$576,042
Europe	158,238	198,168	356,406	135,458	311,743	447,201
Asia	170,970	130,972	301,942	144,036	140,410	284,446
	$602,366	$657,076	$1,259,442	$454,609	$853,080	$1,307,689

Primary end-markets
Diagnostics	$—	$657,076	$657,076	$—	$853,080	$853,080
Life sciences	412,409	—	412,409	277,201	—	277,201
Applied markets	189,957	—	189,957	177,408	—	177,408
	$602,366	$657,076	$1,259,442	$454,609	$853,080	$1,307,689

Timing of revenue recognition
Products and services transferred at a point in time	$461,314	$554,520	$1,015,834	$326,662	$615,106	$941,768
Services transferred over time	141,052	102,556	243,608	127,947	237,974	365,921
	$602,366	$657,076	$1,259,442	$454,609	$853,080	$1,307,689

Major Customer Concentration
Revenues from one customer in the Company's Diagnostics segment represent approximately $112.7 million and $205.6 million of the Company's total revenue for the three months ended April 3, 2022 and April 4, 2021, respectively.
On March 31, 2022, the Company was notified by the California Department of Public Health (“CDPH”) that, due to the decrease in COVID-19 cases and the related decreased need for testing for COVID-19, the CDPH intends to end its contract with the Company for the supply and operation of the Valencia Branch Laboratory effective on May 15, 2022. The Company shall recognize the unamortized contract liability pertaining to the nonrefundable prepayment as revenue over the remaining period through May 15, 2022. As of March 31, 2022, the unamortized contract liability was $126.2 million. The contract liability that the Company expects to recognize in revenue in the second quarter of fiscal year 2022 amounts to $117.8 million.
Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in "Accounts receivable, net" in the condensed consolidated balance sheets.

(In thousands)
Balance at January 2, 2022	$72,117
Transferred to trade receivables from unbilled receivables recognized at the beginning of the period	(37,062)
Increases as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period	27,156
Balance at April 3, 2022	$62,211
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related services for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in "Accounts payable" or "Accrued expenses and other current liabilities" or as long-term in "Long-term liabilities" in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue.

(In thousands)
Balance at January 2, 2022	$201,073
Revenue recognized that was included in the contract liability balance at the beginning of the period	(57,691)
Increases due to cash received, excluding amounts recognized as revenue during the period	28,486
Balance at April 3, 2022	$171,868

Note 3: Business Combinations
Acquisitions in fiscal year 2022
During the first quarter of fiscal year 2022, the Company completed the acquisition of two businesses for aggregate consideration of $13.5 million. Identifiable definite-lived intangible assets, such as core technology, acquired as part of these acquisitions had a weighted average amortization period of 5 years.
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
BioLegend's revenue and net loss from the acquisition date to January 2, 2022 were $91.7 million and $25.8 million, respectively. The net loss includes $47.0 million of amortization of intangible assets recognized in the acquisition as well as $16.6 million of amortization of fair value adjustment to acquired inventory. The following unaudited pro forma information presents the combined financial results for the Company and BioLegend as if the acquisition of BioLegend had been completed at the beginning of fiscal year 2020:

Three Months Ended April 4, 2021
(In thousands, except per share data)
Pro Forma Statement of Operations Information:
Revenue	$1,385,114
Income from continuing operations	$370,624
Basic earnings per share:
Income from continuing operations	$2.94
Diluted earnings per share:
Income from continuing operations	$2.93
The unaudited pro forma information for the first quarter of fiscal year 2021 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on debt obtained to finance the transaction, and increased amortization for the fair value of acquired intangible assets.
The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of the period presented, or of future results of the consolidated entities. The actual results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.
Other acquisitions in 2021. During fiscal year 2021, the Company also completed the acquisition of seven other businesses for aggregate consideration of $1.2 billion. The acquired businesses include Oxford Immunotec Global PLC, a company based in Abingdon, UK with approximately 275 employees, for total consideration of $590.9 million and Nexcelom Bioscience Holdings, LLC, a company based in Lawrence, Massachusetts with approximately 130 employees, for total consideration of $267.3 million, and five other businesses, which were acquired for total consideration of $318.6 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, and customer relationships, acquired as part of these acquisitions had a weighted-average amortization period of 12.3 years.

The total purchase price for the acquisitions in fiscal year 2021 has been allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

	BioLegend	Other
	(In thousands)
Fair value of business combination:
Cash payments	$3,336,115	1,128,584
Common stock issued	2,638,369	—
Other liability	6,857	2,910
Contingent consideration	—	45,031
Working capital and other adjustments	—	183
Less: cash acquired	(292,377)	(195,010)
Total	$5,688,964	$981,698
Identifiable assets acquired and liabilities assumed:
Current assets	$184,704	$72,104
Property, plant and equipment	147,200	26,507
Other assets	9,330	15,564
Identifiable intangible assets:
Core technology and clone library	782,400	290,089
Trade names and patents	38,000	39,626
Licenses	8,979	—
Customer relationships and backlog	1,714,800	141,670
Goodwill	3,510,710	550,023
Deferred taxes	(668,920)	(86,100)
Deferred revenue	—	(1,197)
Debt assumed	—	(4,628)
Liabilities assumed	(38,239)	(61,960)
Total	$5,688,964	$981,698
The preliminary allocations of the purchase prices for acquisitions are based upon initial valuations. The Company's estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings. There were no material measurement period adjustments recognized in the current period.
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
As of April 3, 2022, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $111.3 million. As of April 3, 2022, the Company has recorded contingent consideration obligations of $49.8 million, of which $1.1 million was recorded in accrued expenses and other current liabilities, and $48.7 million was recorded in long-term liabilities. As of January 2, 2022, the Company had recorded contingent consideration obligations with an estimated fair value of $58.0 million, of which $1.3 million was recorded in accrued expenses and other current liabilities, and $56.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.7 years from April 3, 2022, and the remaining weighted average expected earnout period at April 3, 2022 was 5.7 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three months ended April 3, 2022 and April 4, 2021 were $20.5 million and $4.4 million, respectively. These amounts included $7.5 million of stock compensation expense related to awards given to BioLegend employees for the three months ended April 3, 2022 and $5.4 million of net foreign exchange gain related to the Company's acquisition of Oxford and $5.4 million of incentive award associated with the Company's acquisition of Meizheng Group for the three months ended April 4, 2021. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's condensed consolidated statements of operations.

Note 4: Restructuring and Other Costs, Net
The Company implemented a restructuring plan in the first quarter of fiscal year 2022 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2022 Plan"). The Company implemented restructuring plans in each quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan", "Q2 2021 Plan", "Q3 2021 Plan" and "Q4 2021 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4, Restructuring and Other Costs, Net, to the audited consolidated financial statements in the 2021 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2022 and 2021:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)

Q1 2022 Plan	81	$5,832	$399	$—	$—	$6,231	Q4 FY2022	—
Q4 2021 Plan	31	3,139	77	150	—	3,366	Q3 FY2022	Q1 FY2023
Q3 2021 Plan	39	420	366	—	—	786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded net pre-tax charges of $6.3 million in the Discovery & Analytical Solutions segment during the three months ended April 3, 2022 as a result of these contract terminations. The Company recorded net pre-tax gains of $0.4 million in the Diagnostics segment during the three months ended April 3, 2022 as a result of changes in estimates from prior contract terminations.
The Company recorded pre-tax charges of $1.3 million and $0.2 million associated with relocating facilities during the three months ended April 3, 2022 and April 4, 2021, respectively, in the Discovery & Analytical Solutions segment. The Company expects to make payments on these relocation activities through end of fiscal year 2022.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Interest income	$(595)	$(411)
Interest expense	28,388	14,126
Change in fair value of financial securities	12,125	(19,298)
Other components of net periodic pension credit	(2,362)	(3,719)
Other income, net	(311)	(3,404)
Total interest and other expense (income), net	$37,245	$(12,706)

Note 6: Inventories

Inventories consisted of the following:

	April 3, 2022	January 2, 2022
	(In thousands)
Raw materials	$239,937	$229,356
Work in progress	77,667	69,744
Finished goods	328,320	325,614
Total inventories	$645,924	$624,714

Note 7: Debt

The Company’s debt consisted of the following:

	April 3, 2022
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,181)	$(3,181)
Unsecured Term Loan Credit Facility	400,000	—	(477)	399,523
0.550% Senior Unsecured Notes due in 2023 ("2023 Notes")	500,000	(131)	(1,798)	498,071
0.850% Senior Unsecured Notes due in 2024 ("2024 Notes")	800,000	(408)	(4,519)	795,073
1.875% Senior Unsecured Notes due in 2026 ("2026 Notes")	551,800	(2,341)	(2,155)	547,304
1.900% Senior Unsecured Notes due in 2028 ("2028 Notes")	500,000	(338)	(4,078)	495,584
3.3% Senior Unsecured Notes due in 2029 ("2029 Notes")	850,000	(2,199)	(6,086)	841,715
2.55% Senior Unsecured Notes due in March 2031 ("March 2031 Notes")	400,000	(123)	(3,227)	396,650
2.250% Senior Unsecured Notes due in September 2031 ("September 2031 Notes")	500,000	(1,458)	(4,302)	494,240
3.625% Senior Unsecured Notes due in 2051 ("2051 Notes")	400,000	(4)	(4,333)	395,663
Other Debt Facilities, non-current	3,336	—	—	3,336
Total Long-Term Debt	$4,905,136	$(7,002)	$(34,156)	$4,863,978
Current Portion of Long-term Debt:
Other Debt Facilities, current	3,729	—	—	3,729
Total	$4,908,865	$(7,002)	$(34,156)	$4,867,707

	January 2, 2022
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,362)	$(3,362)
Unsecured Term Loan Credit Facility	500,000	(14)	(658)	499,328
2023 Notes	500,000	(152)	(2,093)	497,755
2024 Notes	800,000	(447)	(4,945)	794,608
2026 Notes	568,600	(2,538)	(2,280)	563,782
2028 Notes	500,000	(348)	(4,200)	495,452
2029 Notes	850,000	(2,252)	(6,234)	841,514
March 2031 Notes	400,000	(126)	(3,294)	396,580
September 2031 Notes	500,000	(1,485)	(4,380)	494,135
2051 Notes	400,000	(4)	(4,335)	395,661
Other Debt Facilities, non-current	4,284	—	—	4,284
Total Long-Term Debt	$5,022,884	$(7,366)	$(35,781)	$4,979,737
Current Portion of Long-term Debt:
Other Debt Facilities, current	4,240	—	—	4,240
Total	$5,027,124	$(7,366)	$(35,781)	$4,983,977

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

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Number of common shares—basic	126,137	112,028
Effect of dilutive securities:
Stock options	339	359
Restricted stock awards	159	108
Number of common shares—diluted	126,635	112,495
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	512	162
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 9: Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1, Nature of Operations and Accounting Policies, to the audited consolidated financial statements in the 2021 Form 10-K.

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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$408,875	$267,255
Service revenue	193,491	187,354
Total revenue	602,366	454,609
Operating income from continuing operations	14,515	42,947
Diagnostics
Product revenue	458,070	544,297
Service revenue	199,006	308,783
Total revenue	657,076	853,080
Operating income from continuing operations	258,012	441,467
Corporate
Operating loss from continuing operations	(17,682)	(16,638)
Continuing Operations
Product revenue	866,945	811,552
Service revenue	392,497	496,137
Total revenue	1,259,442	1,307,689
Operating income from continuing operations	254,845	467,776
Interest and other expense (income), net	37,245	(12,706)
Income from continuing operations before income taxes	$217,600	$480,482

Note 10: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	April 3, 2022	January 2, 2022
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(245,821)	$(161,810)
Unrecognized prior service costs, net of income taxes	(842)	(842)
Unrealized net losses on securities, net of income taxes	(56)	(40)
Accumulated other comprehensive loss	$(246,719)	$(162,692)

Stock Repurchases:
On July 31, 2020, the Company's Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 3, 2022, the Company repurchased 240,000 shares of common stock under the Repurchase Program for an aggregate cost of $43.4 million. As of April 3, 2022, $144.0 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended April 3, 2022, the Company repurchased 67,107 shares of common stock for this purpose at an aggregate cost of $12.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2022 and in each quarter of fiscal year 2021. At April 3, 2022, the Company had accrued $8.8 million for dividends declared on January 27, 2022 for the first quarter of fiscal year 2022 that will be paid on May 13, 2022. On April 28, 2022, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2022 that will be payable in August 2022. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 3, 2022, its annual impairment testing date for fiscal year 2022. The Company concluded that there was no goodwill impairment, and the fair value exceeded the carrying value by more than 20% for each reporting unit. For the fiscal year 2022 impairment analysis, the range of the long-term terminal growth rates for the Company’s reporting units was 2% to 5% and the range of the discount rates for the reporting units was 7% to 11.5%. Keeping all other variables constant, a 10% change in any one of these input assumptions for the various reporting units would still allow the Company to conclude that there was no impairment of goodwill.
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
The changes in the carrying amount of goodwill for the three months ended April 3, 2022 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 2, 2022	$5,446,234	$1,970,350	$7,416,584
Foreign currency translation	(38,132)	(13,795)	(51,927)
Acquisitions, earn-outs and other	(1,085)	3,712	2,627
Balance at April 3, 2022	$5,407,017	$1,960,267	$7,367,284
Identifiable intangible asset balances by category were as follows:

	April 3, 2022	January 2, 2022
	(In thousands)
Patents	$31,025	$31,033
Less: Accumulated amortization	(28,742)	(28,693)
Net patents	2,283	2,340
Trade names and trademarks	168,225	170,983
Less: Accumulated amortization	(64,762)	(62,441)
Net trade names and trademarks	103,463	108,542
Licenses	68,001	67,887
Less: Accumulated amortization	(54,897)	(54,315)
Net licenses	13,104	13,572
Core technology	1,841,179	1,834,177
Less: Accumulated amortization	(527,001)	(494,310)
Net core technology	1,314,178	1,339,867
Customer relationships	3,165,411	3,195,704
Less: Accumulated amortization	(726,145)	(673,425)
Net customer relationships	2,439,266	2,522,279
In-process research and development	—	5,920
Net amortizable intangible assets	3,872,294	3,992,520
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$3,942,878	$4,063,104
Total amortization expense related to definite-lived intangible assets was $102.7 million and $54.2 million for the three months ended April 3, 2022 and April 4, 2021, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $309.3 million for the remainder of fiscal year 2022, $402.4 million for fiscal year 2023, $390.9 million for fiscal year 2024, $363.7 million for fiscal year 2025, and $350.3 million for fiscal year 2026.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $376.6 million, $371.9 million and $969.5 million at April 3, 2022, January 2, 2022 and April 4, 2021, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 3, 2022 and April 4, 2021.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $360.2 million as of January 2, 2022, and combined U.S. Dollar notional amounts of $1,309.0 million as of April 4, 2021. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three months ended April 3, 2022 and April 4, 2021. The Company paid $0.8 million and received $6.0 million during the three months ended April 3, 2022 and April 4, 2021, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 3, 2022, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $16.7 million and $21.6 million for the three months ended April 3, 2022 and April 4, 2021, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 13: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of April 3, 2022.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 3, 2022. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 3, 2022 and January 2, 2022 classified in one of the three classifications described above:

		Fair Value Measurements at April 3, 2022 Using:
	Total Carrying Value at April 3, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$56,683	$56,683	$—	$—
Foreign exchange derivative assets	229	—	229	—
Foreign exchange derivative liabilities	(1,258)	—	(1,258)	—
Contingent consideration	(49,828)	—	—	(49,828)

		Fair Value Measurements at January 2, 2022 Using:
	Total Carrying Value at January 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$53,073	$53,073	$—	$—
Foreign exchange derivative assets	3,765	—	3,765	—
Foreign exchange derivative liabilities	(3,463)	—	(3,463)	—
Contingent consideration	(57,996)	—	—	(57,996)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 3, 2022 and January 2, 2022, none of the master netting arrangements involved collateral.
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
The fair values of contingent consideration are calculated on a quarterly basis based on a collaborative effort of the Company’s operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards achieving the revenue targets as compared to initial projections, with the impact of such adjustments being recorded in the Company's condensed consolidated statements of operations.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Balance at beginning of period	$(57,996)	$(2,953)
Additions	(4,961)	—
Amounts paid and foreign currency translation	1,422	69
Adjustments recognized in goodwill	12,400	—
Change in fair value (included within selling, general and administrative expenses)	(693)	(240)
Balance at end of period	$(49,828)	$(3,124)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company's outstanding senior unsecured notes had a fair value of $4,270.3 million and a carrying value of $4,464.3 million as of April 3, 2022. The Company's outstanding senior unsecured notes had a fair value of $4,612.8 million and a carrying value of $4,479.5 million as of January 2, 2022. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company's senior revolving and term loan credit facilities, had an aggregate carrying value of $403.4 million and $504.5 million as of April 3, 2022 and January 2, 2022, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 14: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.0 million and $11.9 million as of April 3, 2022 and January 2, 2022, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 3, 2022 would not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the First Quarter of Fiscal Year 2022
Our overall revenue in the first quarter of fiscal year 2022 was $1,259.4 million which decreased by $48.2 million, or 4%, as compared to the first quarter of fiscal year 2021, reflecting a decrease of $196.0 million, or 23%, in our Diagnostics segment revenue offset by an increase of $147.8 million, or 33%, in our Discovery & Analytical Solutions segment revenue. The decrease in our Diagnostics segment revenue for the first quarter of fiscal year 2022 was driven by a decrease in revenue from our COVID-19 product offerings of $239.7 million, which was partially offset by increase in revenue across our core portfolio of $43.7 million. Additionally, due to the decrease in COVID-19 cases and related decreased need for COVID-19 testing, the California Department of Public Health ("CDPH") notified us on March 31, 2022 that it intends to end its contract with us for the supply and operation of the Valencia Branch Laboratory effective on May 15, 2022. We shall recognize the unamortized contract liability pertaining to the nonrefundable prepayment as revenue over the remaining period through May 15, 2022. The increase in our Discovery & Analytical Solutions segment revenue for the first quarter of fiscal year 2022 was driven by an increase in our life sciences market and applied markets revenue, partially offset by unfavorable changes in foreign exchange rates. The increase in our life sciences market revenue was the result of an increase in revenue from businesses acquired in fiscal year 2021 along with organic growth in our pharmaceutical and biotechnology markets. The increase in our applied markets revenue was driven by increased demand from our industrial and food markets, which were partially offset by decreased demand from our environmental market.
Our consolidated gross margins decreased 611 basis points in the first quarter of fiscal year 2022, as compared to the first quarter of fiscal year 2021, primarily due to increased amortization expense and decreased COVID-19 revenue partially offset by a favorable shift in product mix and service productivity. Our consolidated operating margins decreased 1,554 basis points in the first quarter of fiscal year 2022, as compared to the first quarter of fiscal year 2021, primarily due to increased costs related to amortization of acquired intangible assets, and investments in new product development and growth initiatives.
Overall, we believe that our strategic priorities and recent acquisitions, coupled with our expanded range of product offerings, leading market positions, global scale, and financial strength provide us with a foundation for continued revenue growth, strong margins and cash flows, and long-term earnings per share growth.

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounting for business combinations, long-lived assets, including goodwill and other intangible assets and employee compensation and benefits. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include policies regarding business combinations, valuation of long-lived assets, including goodwill and other intangibles and employee compensation and benefits.
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (our “2021 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the three months ended April 3, 2022.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 3, 2022 was $1,259.4 million, as compared to $1,307.7 million for the three months ended April 4, 2021, a decrease of $48.2 million, or approximately 4%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates, partially offset by a 10% increase in revenue attributable to acquisitions and divestitures. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 3, 2022 as compared to the three months ended April 4, 2021 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $657.1 million for the three months ended April 3, 2022, as compared to $853.1 million for the three months ended April 4, 2021, a decrease of $196.0 million, or 23%, primarily due to a decrease in revenue from our COVID-19 product offerings of $239.7 million and unfavorable changes in foreign exchange rates, which were partially offset by increase in revenue across our core portfolio of $43.7 million. Our Discovery & Analytical Solutions segment revenue was $602.4 million for the three months ended April 3, 2022, as compared to $454.6 million for the three months ended April 4, 2021, an increase of $147.8 million, or 33%, driven by an increase in revenue from our 2021 acquisitions, and an increase in our life sciences market and applied markets revenue, partially offset by unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for the three months ended April 3, 2022 and $1.2 million of revenue for the three months ended April 4, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended April 3, 2022 was $580.2 million, as compared to $522.5 million for the three months ended April 4, 2021, an increase of $57.7 million, or approximately 11%. As a percentage of revenue, cost of revenue increased to 46.1% for the three months ended April 3, 2022, from 40.0% for the three months ended April 4, 2021, resulting in a decrease in gross margin of 611 basis points to 53.9% for the three months ended April 3, 2022, from 60.0% for the three months ended April 4, 2021. Amortization of intangible assets increased and was $40.1 million for the three months ended April 3, 2022, as compared to $20.3 million for the three months ended April 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $22.9 million for the three months ended April 3, 2022. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $16.9 million for the three months ended April 3, 2022, as compared to $3.0 million for the three months ended April 4, 2021. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for the three months ended April 3, 2022. The overall decrease in gross margin was partially offset by a favorable shift in product mix and service productivity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 3, 2022 were $334.4 million, as compared to $251.4 million for the three months ended April 4, 2021, an increase of $83.0 million, or 33.0%. As a percentage of revenue, selling, general and administrative expenses increased and were 26.6% for the three months ended April 3, 2022, as compared to 19.2% for the three months ended April 4, 2021. Amortization of intangible assets increased and was $62.6 million for the three months ended April 3, 2022, as compared to $33.9 million for the three months ended April 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $34.1 million for the three months ended April 3, 2022. Purchase accounting adjustments added an incremental expense of $0.7 million for the three months ended April 3, 2022, which primarily consisted of a change in contingent consideration, as compared to $0.2 million for the three months ended April 4, 2021. Acquisition and divestiture-related expenses added an incremental expense of $17.4 million for the three months ended April 3, 2022, as compared to $9.7 million for the three months ended April 4, 2021. Legal costs for significant litigation matters and settlements were $0.4 million for the three months ended April 3, 2022. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities, innovation, and recent acquisitions.
Research and Development Expenses
Research and development expenses for the three months ended April 3, 2022 were $76.6 million, as compared to $60.2 million for the three months ended April 4, 2021, an increase of $16.4 million, or 27.2%. Research and development expenses from our recent acquisitions were $13.7 million for the three months ended April 3, 2022. As a percentage of revenue, research and development expenses increased and were 6.1% for the three months ended April 3, 2022, as compared to 4.6% for the three months ended April 4, 2021. Stock compensation related to our acquisitions added an incremental expense of $1.5 million for the three months ended April 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for the three months ended April 3, 2022. The increase in research and development expenses was driven by our investments in new product development.
Restructuring and Other Costs, Net
We implemented a restructuring plan in the first quarter of fiscal year 2022 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2022 Plan"). We implemented restructuring plans in each quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan", "Q2 2021 Plan", "Q3 2021 Plan" and "Q4 2021 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4, Restructuring and Other Costs, Net, to our audited consolidated financial statements in the 2021 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2022 and 2021:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)

Q1 2022 Plan	81	$5,832	$399	$—	$—	$6,231	Q4 FY2022	—
Q4 2021 Plan	31	3,139	77	150	—	3,366	Q3 FY2022	Q1 FY2023
Q3 2021 Plan	39	420	366	—	—	786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
We terminated various contractual commitments in connection with certain disposal activities and have recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to us. We recorded net pre-tax charges of $6.3 million in the Discovery & Analytical Solutions segment during the three months ended April 3, 2022 as a result of these contract terminations. We recorded net pre-tax gains of $0.4 million in the Diagnostics segment during the three months ended April 3, 2022 as a result of changes in estimates from prior contract terminations.
We recorded pre-tax charges of $1.3 million and $0.2 million associated with relocating facilities during the three months ended April 3, 2022 and April 4, 2021, respectively, in the Discovery & Analytical Solutions segment. We expect to make payments on these relocation activities through end of fiscal year 2022.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(In thousands)
Interest income	$(595)	$(411)
Interest expense	28,388	14,126
Change in fair value of financial securities	12,125	(19,298)
Other components of net periodic pension credit	(2,362)	(3,719)
Other income, net	(311)	(3,404)
Total interest and other expense (income), net	$37,245	$(12,706)
The increase in interest and other expense (income), net, for the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, was primarily due to an increase of $14.3 million in interest expense, which was the result of an overall increase in debt, a change in fair value of financial securities of $12.1 million that was recognized during the three months ended April 3, 2022 as compared to $(19.3) million that was recognized during the three months ended April 4, 2021, an increase in other components of net periodic pension credit of $1.4 million and a decrease in other income, net of $3.1 million.
Provision for Income Taxes
The provision for income taxes from continuing operations was $40.6 million for the three months ended April 3, 2022, as compared to $101.1 million for the three months ended April 4, 2021.
The effective tax rate from continuing operations was 18.7% for the three months ended April 3, 2022, as compared to 21.1% for the three months ended April 4, 2021. The lower effective tax rate during the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, was primarily due to more income in higher tax rate jurisdictions during the first quarter of fiscal year 2021 and a one-time discrete expense of $1.5 million related to a tax accrual for foreign earnings that was recorded in the three months ended April 4, 2021.
During the first three months of fiscal years 2022 and 2021, we recorded a net discrete benefit of $0.6 million and an income tax expense of $2.0 million, respectively. The discrete tax benefits in the first quarter of fiscal year 2022 included excess tax benefits on stock compensation of $1.8 million, partially offset by tax accruals for unrecognized tax benefits and tax rate changes. The discrete tax benefits in the first quarter of fiscal year 2021 included various tax return to provision adjustments totaling $1.8 million and a $1.5 million accrual for foreign earnings, which were partially offset by excess tax benefits on stock compensation of $3.1 million.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended April 3, 2022 was $602.4 million, as compared to $454.6 million for the three months ended April 4, 2021, an increase of $147.8 million, or 33%, which includes an approximate 23% increase in revenue attributable to acquisitions and divestitures and a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The life sciences market revenue increased by $135.2 million while the applied markets revenue increased by $12.5 million. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences revenue was the result of an increase in revenue from businesses acquired in fiscal year 2021 along with organic growth in our pharmaceutical and biotechnology markets. The increase in our applied markets revenue was driven by increased demand from our industrial and food markets, which were partially offset by decreased demand from our environmental market.
Operating income from continuing operations for the three months ended April 3, 2022 was $14.5 million, as compared to $42.9 million for the three months ended April 4, 2021, a decrease of $28.4 million, or 66%. Amortization of intangible assets was $67.7 million for the three months ended April 3, 2022, as compared to $20.4 million for the three months ended

April 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $51.2 million for the three months ended April 3, 2022. Restructuring and other charges, net, were $13.4 million for the three months ended April 3, 2022, as compared to $4.1 million for the three months ended April 4, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $16.6 million for the three months ended April 3, 2022, as compared to $1.1 million for the three months ended April 4, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $14.0 million for the three months ended April 3, 2022, as compared to $7.0 million for the three months ended April 4, 2021. Legal costs for significant litigation matters and settlements were $0.4 million for the three months ended April 3, 2022. Excluding the factors noted above, operating income increased for the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended April 3, 2022 was $657.1 million, as compared to $853.1 million for the three months ended April 4, 2021, a decrease of $196.0 million, or 23%, which includes a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates, partially offset by an approximate 3% increase in revenue attributable to acquisitions and divestitures. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended April 3, 2022 and April 4, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The decrease in our Diagnostics segment revenue for the three months ended April 3, 2022 was due to a decrease in revenue from our COVID-19 product offerings of $239.7 million and unfavorable changes in foreign exchange rates, which were partially offset by increase in revenue across our core portfolio of $43.7 million. Due to the termination of our contract with CDPH, we shall recognize the unamortized contract liability pertaining to the nonrefundable prepayment as revenue over the remaining period through May 15, 2022. As of March 31, 2022, the unamortized contract liability was $126.2 million. The contract liability that we expect to recognize in revenue in the second quarter of fiscal year 2022 amounts to $117.8 million.
Operating income from continuing operations for the three months ended April 3, 2022 was $258.0 million, as compared to $441.5 million for the three months ended April 4, 2021, a decrease of $183.5 million, or 42%. Amortization of intangible assets increased and was $34.9 million for the three months ended April 3, 2022, as compared to $33.7 million for the three months ended April 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $5.8 million for the three months ended April 3, 2022. Restructuring and other charges, net, was $1.6 million for the three months ended April 4, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended April 3, 2022, as compared to $1.9 million for the three months ended April 4, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $7.7 million for the three months ended April 3, 2022, as compared to $4.1 million for the three months ended April 4, 2021. Excluding the factors noted above, operating income decreased for the three months ended April 3, 2022, as compared to the three months ended April 4, 2021, primarily as a result of lower sales volume related to COVID-19 product offerings and unfavorable product mix.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations, borrowing capacity available under our senior unsecured credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans.
We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
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
At April 3, 2022, we had cash and cash equivalents of $669.8 million, of which $532.0 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at April 3, 2022.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We use our non-U.S. cash for needs outside of the U.S. including foreign operations, capital investments, acquisitions and repayment of debt. In addition, we transfer cash to the U.S. using nontaxable returns of capital, distribution of previously taxed income, as well as dividends, where the related income tax cost is managed efficiently. We have accrued tax expense on the unremitted earnings of foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and where the foreign earnings are not considered permanently reinvested. In accordance with the Tax Act, we are making scheduled annual cash payments on our accrued transition tax. As of the end of fiscal year 2021, we identified approximately $1.2 billion in earnings that we no longer considered permanently reinvested. We intend to begin repatriating such earnings to the U.S., in whole or in part, during fiscal year 2022, and have recorded a provision of approximately $37.1 million for the U.S. federal, U.S. state and non-U.S. taxes that would fall due when such earnings are repatriated. No additional income tax expense has been provided for any remaining undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested.
On July 31, 2020, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 3, 2022, we repurchased 240,000 shares of common stock under the Repurchase Program for an aggregate cost of $43.4 million. As of April 3, 2022, $144.0 million remained available for aggregate repurchases of shares under the Repurchase Program.
As of April 3, 2022, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $111.3 million. As of April 3, 2022, we have recorded contingent consideration obligations of $49.8 million, of which $1.1 million was recorded in accrued expenses and other current liabilities, and $48.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.7 years from April 3, 2022, and the remaining weighted average expected earnout period at April 3, 2022 was 5.7 years.
Distressed global financial markets could adversely impact general economic conditions by reducing liquidity and credit availability, creating increased volatility in security prices, widening credit spreads, increasing the cost of borrowings and decreasing valuations of certain investments. The widening of credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in credit spreads, as well as limitations on the availability of credit at rates we consider to be reasonable, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the three months ended April 3, 2022, we contributed $1.7 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $5.3 million by the end of fiscal year 2022. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

Cash Flows
Operating Activities. Net cash provided by operating activities was $283.2 million for the three months ended April 3, 2022, as compared to $473.5 million for the three months ended April 4, 2021, a decrease of $190.3 million, primarily due to lower profitability and more cash used in working capital in the first quarter of fiscal year 2022 as compared to the prior period. The cash provided by operating activities for the three months ended April 3, 2022 was principally a result of income from continuing operations of $177.0 million, and adjustments for non-cash charges aggregating to $180.3 million, including depreciation and amortization of $120.1 million, partially offset by net cash usage in working capital of $74.1 million. The cash provided by operating activities for the three months ended April 4, 2021 was principally a result of income from continuing operations of $379.3 million, and adjustments for non-cash charges aggregating to $65.9 million, including depreciation and amortization of $70.2 million, partially offset by net cash provided by working capital of $28.3 million. During the three months ended April 3, 2022, we contributed $1.7 million, in the aggregate, to pension plans outside of the United States.
Investing Activities. Net cash used in investing activities was $56.3 million for the three months ended April 3, 2022, as compared to $461.9 million for the three months ended April 4, 2021, a decrease of $405.5 million. For the three months ended April 3, 2022, the net cash used for capital expenditures and acquisitions were $29.4 million and $3.9 million, respectively, as compared to $14.3 million and $443.5 million, respectively, for the three months ended April 4, 2021. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the three months ended April 3, 2022, purchases of investments were $23.0 million as compared to $4.0 million during the three months ended April 4, 2021.
Financing Activities. Net cash used in financing activities was $164.9 million for the three months ended April 3, 2022, as compared to net cash provided by financing activities of $583.0 million for the three months ended April 4, 2021, a decrease in net cash provided by financing activities of $747.8 million. The cash used in financing activities during the three months ended April 3, 2022 was a result of payments on borrowings, payments of term loan, repurchases of our common stock, payments of dividends, net payments on other credit facilities and settlement of cash flow hedges. During the three months ended April 3, 2022, we made payments on our term loan facility of $100.0 million, as compared to debt borrowings of $584.0 million and proceeds from the sale of unsecured senior notes of $799.9 million, which were partially offset by debt payments of $743.5 million and debt issuance costs of $7.9 million during the three months ended April 4, 2021. During the three months ended April 3, 2022, we repurchased shares of our common stock for a total cost of $55.6 million, as compared to $42.8 million in the prior period. During the three months ended April 3, 2022, we paid $8.8 million in dividends as compared to $7.9 million for the three months ended April 4, 2021. During the three months ended April 3, 2022, we had net payments on other credit facilities of $1.1 million as compared to $9.8 million for the three months ended April 4, 2021. We paid $0.8 million in settlement of hedges during the three months ended April 3, 2022, as compared to $6.0 million in cash received from settlement of hedges for the three months ended April 4, 2021. The cash used in financing activities during the three months ended April 3, 2022 was partially offset by proceeds from the issuance of common stock under our stock plans of $1.4 million during the three months ended April 3, 2022, as compared to $5.0 million for the three months ended April 4, 2021.
Borrowing Arrangements
During the first quarter of fiscal year 2022, the Company repaid $100.0 million of the term loan facility, and subsequent to the end of first quarter, the Company has repaid an additional $230.0 million of the term loan facility. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2021 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2022 and in each quarter of fiscal year 2021. At April 3, 2022, we had accrued $8.8 million for dividends declared on January 27, 2022 for the first quarter of fiscal year 2022 that will be paid on May 13, 2022. On April 28, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2022 that will be payable in August 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2021 Form 10-K for a summary of recently adopted new accounting pronouncements. We have not adopted any new accounting pronouncements during the three months ended April 3, 2022 and there were no recently issued accounting pronouncements that apply to our operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. Our market risks are not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Form 10-K.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
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
Interest Rate Risk—Sensitivity. Our 2021 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 3, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 3, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 3, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 3, 2022 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
The continually evolving development of the COVID-19 pandemic, and the extent to which mitigation measures will be effective, preclude any prediction as to its ultimate impact. However, we currently anticipate that business disruptions and market volatility resulting from the COVID-19 pandemic will continue to have a material adverse impact on the growth rate of certain of our businesses, and may also have a material adverse impact on our overall financial condition, results of operations and cash flows.
Our Diagnostics segment experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings during fiscal years 2020 and 2021, as well as from the COVID-19 testing laboratory facilities we developed to service the State of California and the United Kingdom. The laboratory in the United Kingdom closed earlier in 2022 and the laboratory in the State of California is scheduled to close in the second quarter of 2022. As a result of these closures, and the general reduction in COVID-19 testing spending by our customers, we expect demand for these products and services to continue to decline during the remainder of fiscal year 2022, with revenue and valuation of our inventory largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products.
Our growth is subject to global economic and political conditions, and operational disruptions at our facilities.
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Political changes, including war or other conflicts, such as the current conflict in Ukraine, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
•changes in industries, such as pharmaceutical and biomedical,
•changes in the portions of our revenue represented by our various products and customers,
•our ability to introduce new products,
•our competitors’ announcement or introduction of new products, services or technological innovations,
•costs of raw materials, labor, energy, supplies, transportation or other indirect costs,
•changes in healthcare or other reimbursement rates paid by government agencies and other third parties for certain of our products and services,
•our ability to realize the benefit of ongoing productivity initiatives,
•changes in the volume or timing of product orders,
•fluctuation in the expense related to the mark-to-market adjustment on postretirement benefit plans,
•changes in our assumptions underlying future funding of pension obligations,
•changes in assumptions used to determine contingent consideration in acquisitions, and
•changes in foreign currency exchange rates.
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
As of April 3, 2022, our total assets included $11.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “indefinite-lived”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Over the last several years, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:
•operating results that vary from our financial guidance or the expectations of securities analysts and investors,
•the financial performance of the major end markets that we target,
•the operating and securities price performance of companies that investors consider to be comparable to us,
•announcements of strategic developments, acquisitions and other material events by us or our competitors,
•changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, freight costs, commodity and equity prices and the value of financial assets, and
•changes to economic conditions arising from global health crises such as the COVID-19 pandemic.
Dividends on our common stock could be reduced or eliminated in the future.
On January 27, 2022, we announced that our Board of Directors (our "Board") had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2022 that will be paid on May 13, 2022. On April 28, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2022 that will be payable in August 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
    Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2022—February 6, 2022	142	$178.47	—	$187,415,787
February 7, 2022—March 6, 2022	305,804	181.06	240,000	144,044,365
March 7, 2022—April 3, 2022	1,161	170.21	—	144,044,365
Activity for quarter ended April 3, 2022	307,107	$181.02	240,000	$144,044,365
 ____________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 3, 2022, we repurchased 67,107 shares of common stock for this purpose at an aggregate cost of $12.2 million.

(2)On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). The Repurchase Program will expire on July 27, 2022 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 3, 2022, we repurchased 240,000 shares of common stock under the Repurchase Program for an aggregate cost of $43.4 million. As of April 3, 2022, $144.0 million remained available for aggregate repurchases of shares under the Repurchase Program.

Item 6.Exhibits

Exhibit Number	Exhibit Name

10.1	Second Amendment to PerkinElmer, Inc.'s 2008 Deferred Compensation Plan, dated as of March 23, 2022, attached hereto as Exhibit 10.1.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended April 3, 2022 (ii) Condensed Consolidated Statements of Operations for the three months ended April 3, 2022 and April 4, 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2022 and April 4, 2021, (iv) Condensed Consolidated Balance Sheets at April 3, 2022 and January 2, 2022, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended April 3, 2022 and April 4, 2021, (vi) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2022 and April 4, 2021, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

May 10, 2022	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

May 10, 2022	By:	/s/ ANDREW OKUN
Andrew Okun Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)