Form 10-Q
period 2022-07-03
PERKINELMER INC
filed 2022-08-09
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 4, 2022, there were outstanding 126,223,944 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands, except per share data)
Product revenue	$816,064	$767,759	$1,683,009	$1,579,311
Service revenue	413,505	460,712	806,002	956,849
Total revenue	1,229,569	1,228,471	2,489,011	2,536,160
Cost of product revenue	403,607	365,823	807,258	705,135
Cost of service revenue	159,799	177,454	336,359	360,685
Total cost of revenue	563,406	543,277	1,143,617	1,065,820
Selling, general and administrative expenses	330,025	281,819	664,418	533,229
Research and development expenses	73,352	65,824	149,961	126,040
Restructuring and other costs, net	11,928	5,063	25,312	10,807
Operating income from continuing operations	250,858	332,488	505,703	800,264
Interest and other expense (income), net	26,386	6,431	63,631	(6,275)
Income from continuing operations before income taxes	224,472	326,057	442,072	806,539
Provision for income taxes	45,220	80,089	85,817	181,228
Income from continuing operations	179,252	245,968	356,255	625,311
Loss on disposition of discontinued operations before income taxes	—	—	—	—
Provision for income taxes on discontinued operations and dispositions	40	38	81	76
Loss from discontinued operations and dispositions	(40)	(38)	(81)	(76)
Net income	$179,212	$245,930	$356,174	$625,235
Basic earnings per share:
Income from continuing operations	$1.42	$2.20	$2.82	$5.58
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.42	$2.20	$2.82	$5.58
Diluted earnings per share:
Income from continuing operations	$1.42	$2.19	$2.81	$5.56
Loss from discontinued operations and dispositions	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$1.42	$2.19	$2.81	$5.56
Weighted average shares of common stock outstanding:
Basic	126,126	111,973	126,132	112,000
Diluted	126,509	112,417	126,581	112,456
Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Net income	$179,212	$245,930	$356,174	$625,235
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(212,339)	11,724	(296,350)	(60,581)
Unrealized (loss) gain on securities, net of income taxes	(27)	11	(43)	105
Other comprehensive (loss) income	(212,366)	11,735	(296,393)	(60,476)
Comprehensive (loss) income	$(33,154)	$257,665	$59,781	$564,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3, 2022	January 2, 2022
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$360,860	$618,319
Accounts receivable, net	932,131	1,023,792
Inventories	624,297	624,714
Other current assets	190,484	173,955
Total current assets	2,107,772	2,440,780
Property, plant and equipment, net	533,645	545,605
Operating lease right-of-use assets	209,332	207,775
Intangible assets, net	3,771,221	4,063,104
Goodwill	7,243,492	7,416,584
Other assets, net	324,245	326,706
Total assets	$14,189,707	$15,000,554
Current liabilities:
Current portion of long-term debt	$4,180	$4,240
Accounts payable	333,711	355,458
Accrued expenses and other current liabilities	705,922	854,046
Total current liabilities	1,043,813	1,213,744
Long-term debt	4,484,314	4,979,737
Deferred taxes and long-term liabilities	1,311,435	1,480,469
Operating lease liabilities	182,990	185,359
Total liabilities	7,022,552	7,859,309
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 126,218,000 shares and 126,241,000 shares at July 3, 2022 and January 2, 2022, respectively	126,218	126,241
Capital in excess of par value	2,743,456	2,760,522
Retained earnings	4,756,566	4,417,174
Accumulated other comprehensive loss	(459,085)	(162,692)
Total stockholders’ equity	7,167,155	7,141,245
Total liabilities and stockholders’ equity	$14,189,707	$15,000,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended July 3, 2022
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	176,962	—	176,962
Other comprehensive loss	—	—	—	—	(84,027)	(84,027)
Dividends	—	—	—	(8,905)	—	(8,905)
Exercise of employee stock options	18	18	1,379	—	—	1,397
Purchases of common stock	(307)	(307)	(55,285)	—	—	(55,592)
Issuance of common stock for long-term incentive program	188	188	12,282	—	—	12,470
Stock compensation	—	—	2,792	—	—	2,792
Balance, April 3, 2022	126,140	$126,140	$2,721,690	$4,585,231	$(246,719)	$7,186,342
Net income	—	—	—	179,212	—	179,212
Other comprehensive loss	—	—	—	—	(212,366)	(212,366)
Dividends	—	—	—	(7,877)	—	(7,877)
Exercise of employee stock options	50	50	4,394	—	—	4,444
Issuance of common stock for employee stock purchase plans	13	13	1,813	—	—	1,826
Purchases of common stock	(3)	(3)	(453)	—	—	(456)
Issuance of common stock for long-term incentive program	12	12	12,260	—	—	12,272
Stock compensation	6	6	3,752	—	—	3,758
Balance, July 3, 2022	126,218	$126,218	$2,743,456	$4,756,566	$(459,085)	$7,167,155

	For the Six-Month Period Ended July 4, 2021
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 3, 2021	112,090	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	—	379,305	—	379,305
Other comprehensive loss	—	—	—	—	(72,211)	(72,211)
Dividends	—	—	—	(7,846)	—	(7,846)
Exercise of employee stock options and related income tax benefits	95	95	4,892	—	—	4,987
Issuance of common stock for employee stock purchase plans	—	—	8	—	—	8
Purchases of common stock	(295)	(295)	(42,484)	—	—	(42,779)
Issuance of common stock for long-term incentive program	176	176	4,274	—	—	4,450
Stock compensation	—	—	899	—	—	899
Balance, April 4, 2021	112,066	$112,066	$115,690	$3,878,721	$(104,172)	$4,002,305
Net income	—	—	—	245,930	—	245,930
Other comprehensive income	—	—	—	—	11,735	11,735
Dividends	—	—	—	(7,826)	—	(7,826)
Exercise of employee stock options and related income tax benefits	128	128	9,070	—	—	9,198
Issuance of common stock for employee stock purchase plans	11	11	1,613	—	—	1,624
Purchases of common stock	(209)	(209)	(29,936)	—	—	(30,145)
Issuance of common stock for long-term incentive program	24	24	4,998	—	—	5,022
Stock compensation	5	5	1,959	—	—	1,964
Balance, July 4, 2021	112,025	$112,025	$103,394	$4,116,825	$(92,437)	$4,239,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021
	(In thousands)
Operating activities:
Net income	$356,174	$625,235
Loss from discontinued operations and dispositions, net of income taxes	81	76
Income from continuing operations	356,255	625,311
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	31,292	12,361
Restructuring and other costs, net	25,312	10,807
Depreciation and amortization	239,457	145,822
Change in fair value of contingent consideration	1,363	477
Amortization of deferred debt financing costs and accretion of discounts and debt extinguishment costs	4,340	1,724
Change in fair value of financial securities	9,215	(27,931)
Amortization of acquired inventory revaluation	33,724	5,303
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	47,485	155,270
Inventories	(70,297)	7,239
Accounts payable	(7,382)	(26,795)
Accrued expenses and other	(290,064)	(148,226)
Net cash provided by operating activities of continuing operations	380,700	761,362
Investing activities:
Capital expenditures	(52,585)	(34,675)
Purchases of investments	(27,245)	(14,507)
Proceeds from disposition of businesses and assets	1,054	—
Cash paid for acquisitions, net of cash acquired	(5,885)	(702,697)
Net cash used in investing activities of continuing operations	(84,661)	(751,879)
Financing activities:
Payments on borrowings	(220,000)	(763,545)
Proceeds from borrowings	220,000	729,000
Payments of term loan	(450,000)	—
Payments of senior unsecured notes	—	(339,605)
Proceeds from sale of senior unsecured notes	—	799,856
Payments of debt financing and equity issuance costs	—	(8,242)
Settlement of cash flow hedges	(762)	(5,935)
Net payments on other credit facilities	(830)	(11,826)
Proceeds from issuance of common stock under stock plans	5,841	14,185
Purchases of common stock	(56,048)	(72,924)
Dividends paid	(17,667)	(15,697)
Net cash (used in) provided by financing activities of continuing operations	(519,466)	325,267
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33,977)	(10,659)

Net (decrease) increase in cash, cash equivalents and restricted cash	(257,404)	324,091
Cash, cash equivalents and restricted cash at beginning of period	619,337	402,613
Cash, cash equivalents and restricted cash at end of period	$361,933	$726,704

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$360,860	$572,810
Restricted cash included in other current assets	1,073	1,750
Restricted cash included in other assets	—	152,144
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$361,933	$726,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the "United States") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC (the “2021 Form 10-K”). The balance sheet amounts at January 2, 2022 in this report were derived from the Company’s audited 2021 consolidated financial statements included in the 2021 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 3, 2022 and July 4, 2021, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition.

	Reportable Segments
	Three Months Ended
	July 3, 2022			July 4, 2021
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$302,207	$325,610	$627,817	$206,938	$368,365	$575,303
Europe	159,620	116,235	275,855	145,576	200,777	346,353
Asia	198,714	127,183	325,897	160,315	146,500	306,815
	$660,541	$569,028	$1,229,569	$512,829	$715,642	$1,228,471

Primary end-markets
Diagnostics	$—	$569,028	$569,028	$—	$715,642	$715,642
Life sciences	442,654	—	442,654	308,681	—	308,681
Applied markets	217,887	—	217,887	204,148	—	204,148
	$660,541	$569,028	$1,229,569	$512,829	$715,642	$1,228,471

Timing of revenue recognition
Products and services transferred at a point in time	$516,092	$505,539	$1,021,631	$378,310	$506,603	$884,913
Services transferred over time	144,449	63,489	207,938	134,519	209,039	343,558
	$660,541	$569,028	$1,229,569	$512,829	$715,642	$1,228,471

	Reportable Segments
	Six Months Ended
	July 3, 2022			July 4, 2021
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$575,365	$653,546	$1,228,911	$382,053	$769,292	$1,151,345
Europe	317,858	314,403	632,261	281,034	512,520	793,554
Asia	369,684	258,155	627,839	304,351	286,910	591,261
	$1,262,907	$1,226,104	$2,489,011	$967,438	$1,568,722	$2,536,160

Primary end-markets
Diagnostics	$—	$1,226,104	$1,226,104	$—	$1,568,722	$1,568,722
Life sciences	855,063	—	855,063	585,882	—	585,882
Applied markets	407,844	—	407,844	381,556	—	381,556
	$1,262,907	$1,226,104	$2,489,011	$967,438	$1,568,722	$2,536,160

Timing of revenue recognition
Products and services transferred at a point in time	$977,406	$1,060,059	$2,037,465	$704,972	$1,121,709	$1,826,681
Services transferred over time	285,501	166,045	451,546	262,466	447,013	709,479
	$1,262,907	$1,226,104	$2,489,011	$967,438	$1,568,722	$2,536,160
Major Customer Concentration
Revenues from one customer in the Company's Diagnostics segment represent approximately $176.9 million and $289.6 million of the Company's total revenue for the three and six months ended July 3, 2022, respectively, and approximately $192.5 million and $398.0 million of the Company's total revenue for the three and six months ended July 4, 2021, respectively.
During the second quarter of fiscal year 2022, the Company's contract with the California Department of Public Health (“CDPH”) for the supply and operation of the Valencia Branch Laboratory ended and the Valencia Branch Laboratory was closed. The contract required the Company to provide COVID-19 testing for CDPH. The Company recognized the remaining nonrefundable prepayment amounting to $117.8 million as revenue in the second quarter of fiscal year 2022.
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

(In thousands)
Balance at January 2, 2022	$72,117
Transferred to trade receivables from unbilled receivables recognized at the beginning of the period	(47,716)
Increases as a result of recognition of revenue before billing to customers, excluding amounts transferred to trade receivables during the period	34,286
Balance at July 3, 2022	$58,687
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

(In thousands)
Balance at January 2, 2022	$201,073
Revenue recognized that was included in the contract liability balance at the beginning of the period	(171,581)
Increases due to cash received, excluding amounts recognized as revenue during the period	21,451
Balance at July 3, 2022	$50,943

Note 3: Business Combinations
Acquisitions in fiscal year 2022
During the first half of fiscal year 2022, the Company completed the acquisition of two businesses for aggregate consideration of $13.5 million. Identifiable definite-lived intangible assets, such as core technology, acquired as part of these acquisitions had a weighted average amortization period of 5 years.
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

	Three Months Ended July 4, 2021	Six Months Ended July 4, 2021
	(In thousands, except per share data)
Pro Forma Statement of Operations Information:
Revenue	$1,310,191	$2,695,305
Income from continuing operations	239,940	607,074
Basic earnings per share:
Income from continuing operations	$1.90	$4.82
Diluted earnings per share:
Income from continuing operations	$1.90	$4.80
The unaudited pro forma information for the second quarter of fiscal year 2021 has been calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on debt obtained to finance the transaction, and increased amortization expense for the fair value of acquired intangible assets.
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
The total purchase price for the acquisitions in fiscal year 2021 has been allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

	BioLegend	Other
	(In thousands)
Fair value of business combination:
Cash payments	$3,336,115	1,128,584
Common stock issued	2,638,369	—
Other liability	6,857	2,910
Contingent consideration	—	45,031
Working capital and other adjustments	—	183
Less: cash acquired	(292,377)	(195,010)
Total	$5,688,964	$981,698
Identifiable assets acquired and liabilities assumed:
Current assets	$184,704	$71,916
Property, plant and equipment	147,200	26,507
Other assets	9,330	15,527
Identifiable intangible assets:
Core technology and clone library	782,400	290,089
Trade names and patents	38,000	39,476
Licenses	8,979	—
Customer relationships and backlog	1,714,800	141,670
Goodwill	3,511,485	545,729
Deferred taxes	(668,920)	(81,612)
Deferred revenue	—	(1,197)
Debt assumed	—	(4,628)
Liabilities assumed	(39,014)	(61,779)
Total	$5,688,964	$981,698

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
As of July 3, 2022, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $106.6 million. As of July 3, 2022, the Company has recorded contingent consideration obligations of $48.6 million, of which $1.3 million was recorded in accrued expenses and other current liabilities, and $47.3 million was recorded in long-term liabilities. As of January 2, 2022, the Company had recorded contingent consideration obligations with an estimated fair value of $58.0 million, of which $1.3 million was recorded in accrued expenses and other current liabilities, and $56.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.4 years from July 3, 2022, and the remaining weighted average expected earnout period at July 3, 2022 was 5.4 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and six months ended July 3, 2022 were $21.9 million and $42.4 million, respectively. These amounts included $7.2 million and $14.7 million of stock compensation expense related to awards given to BioLegend employees and $1.0 million and $(0.7) million of incentive award expense (income) associated with the Company's acquisition of Meizheng Group for the three and six months ended July 3, 2022, respectively. Total acquisition and divestiture-related costs for the three and six months ended July 4, 2021 were $10.6 million and $15.1 million, respectively. These amounts included $6.3 million and $11.7 million of incentive award expense associated with the Company's acquisition of Meizheng Group for the three and six months ended July 4, 2021, respectively. Net foreign exchange gain and interest expense related to the Company's acquisition of Oxford for the six months ended July 4, 2021 amounted to $5.4 million and $0.2 million, respectively. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company's condensed consolidated statements of operations.

Note 4: Restructuring and Other Costs, Net
The Company implemented restructuring plans in the first and second quarters of fiscal year 2022 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2022 Plan" and "Q2 2022 Plan", respectively). The Company implemented restructuring plans in each quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan", "Q2 2021 Plan", "Q3 2021 Plan" and "Q4 2021 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4, Restructuring and Other Costs, Net, to the audited consolidated financial statements in the 2021 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2022 and 2021:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)

Q2 2022 Plan	243	$7,336	$2,052	$—	$—	$9,388	Q3 FY2022	—
Q1 2022 Plan	81	5,832	399	—	—	6,231	Q4 FY2022	—
Q4 2021 Plan	31	3,139	77	150	—	3,366	Q3 FY2022	Q1 FY2023
Q3 2021 Plan	39	420	366	—	—	786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded net pre-tax charges of $1.8 million and $8.0 million in the Discovery & Analytical Solutions segment during the three and six months ended July 3, 2022, respectively, as a result of these contract terminations. The Company recorded net pre-tax charges (gains) of $0.3 million and $(0.1) million in the Diagnostics segment during the three and six months ended July 3, 2022, respectively, as a result of changes in estimates from prior contract terminations.
The Company recorded pre-tax charges of $0.3 million and $1.7 million associated with closure of facilities during the three and six months ended July 3, 2022, respectively, in the Discovery & Analytical Solutions segment. The Company recorded pre-tax charges of $0.1 million associated with closure of facilities during each of the three and six months ended July 3, 2022 in the Diagnostics segment. The Company expects to make payments on these relocation activities through end of fiscal year 2023.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Interest income	$(762)	$(367)	$(1,357)	$(778)
Interest expense	27,128	16,750	55,516	30,876
Change in fair value of financial securities	(2,910)	(8,633)	9,215	(27,931)
Other components of net periodic pension credit	(2,324)	(3,785)	(4,686)	(7,504)
Other expense (income), net	5,254	2,466	4,943	(938)
Total interest and other expense (income), net	$26,386	$6,431	$63,631	$(6,275)

Note 6: Inventories

Inventories consisted of the following:

	July 3, 2022	January 2, 2022
	(In thousands)
Raw materials	$249,595	$229,356
Work in progress	73,297	69,744
Finished goods	301,405	325,614
Total inventories	$624,297	$624,714

Note 7: Debt

The Company’s debt consisted of the following:

	July 3, 2022
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,001)	$(3,001)
Unsecured Term Loan Credit Facility	50,000	—	(74)	49,926
0.550% Senior Unsecured Notes due in 2023 ("2023 Notes")	500,000	(108)	(1,487)	498,405
0.850% Senior Unsecured Notes due in 2024 ("2024 Notes")	800,000	(367)	(4,056)	795,577
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 ("2026 Notes")	520,400	(2,092)	(2,030)	516,278
1.900% Senior Unsecured Notes due in 2028 ("2028 Notes")	500,000	(324)	(3,915)	495,761
3.3% Senior Unsecured Notes due in 2029 ("2029 Notes")	850,000	(2,121)	(5,871)	842,008
2.55% Senior Unsecured Notes due in March 2031 ("March 2031 Notes")	400,000	(119)	(3,129)	396,752
2.250% Senior Unsecured Notes due in September 2031 ("September 2031 Notes")	500,000	(1,419)	(4,185)	494,396
3.625% Senior Unsecured Notes due in 2051 ("2051 Notes")	400,000	(4)	(4,285)	395,711
Other Debt Facilities, non-current	2,501	—	—	2,501
Total Long-Term Debt	$4,522,901	$(6,554)	$(32,033)	$4,484,314
Current Portion of Long-term Debt:
Other Debt Facilities, current	4,180	—	—	4,180
Total	$4,527,081	$(6,554)	$(32,033)	$4,488,494

	January 2, 2022
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,362)	$(3,362)
Unsecured Term Loan Credit Facility	500,000	(14)	(658)	499,328
2023 Notes	500,000	(152)	(2,093)	497,755
2024 Notes	800,000	(447)	(4,945)	794,608
2026 Notes	568,600	(2,538)	(2,280)	563,782
2028 Notes	500,000	(348)	(4,200)	495,452
2029 Notes	850,000	(2,252)	(6,234)	841,514
March 2031 Notes	400,000	(126)	(3,294)	396,580
September 2031 Notes	500,000	(1,485)	(4,380)	494,135
2051 Notes	400,000	(4)	(4,335)	395,661
Other Debt Facilities, non-current	4,284	—	—	4,284
Total Long-Term Debt	5,022,884	(7,366)	(35,781)	4,979,737
Current Portion of Long-term Debt:
Other Debt Facilities, current	4,240	—	—	4,240
Total	$5,027,124	$(7,366)	$(35,781)	$4,983,977

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

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Number of common shares—basic	126,126	111,973	126,132	112,000
Effect of dilutive securities:
Stock options	259	344	316	352
Restricted stock awards	124	100	133	104
Number of common shares—diluted	126,509	112,417	126,581	112,456
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	662	224	627	193
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$461,492	$318,085	$870,367	$585,340
Service revenue	199,049	194,744	392,540	382,098
Total revenue	660,541	512,829	1,262,907	967,438
Operating income from continuing operations	70,112	64,155	84,627	107,102
Diagnostics
Product revenue	354,572	449,674	812,642	993,971
Service revenue	214,456	265,968	413,462	574,751
Total revenue	569,028	715,642	1,226,104	1,568,722
Operating income from continuing operations	201,232	286,280	459,244	727,747
Corporate
Operating loss from continuing operations	(20,486)	(17,947)	(38,168)	(34,585)
Continuing Operations
Product revenue	816,064	767,759	1,683,009	1,579,311
Service revenue	413,505	460,712	806,002	956,849
Total revenue	1,229,569	1,228,471	2,489,011	2,536,160
Operating income from continuing operations	250,858	332,488	505,703	800,264
Interest and other expense (income), net	26,386	6,431	63,631	(6,275)
Income from continuing operations before income taxes	$224,472	$326,057	$442,072	$806,539

Note 10: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 3, 2022	January 2, 2022
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(458,160)	$(161,810)
Unrecognized prior service costs, net of income taxes	(842)	(842)
Unrealized net losses on securities, net of income taxes	(83)	(40)
Accumulated other comprehensive loss	$(459,085)	$(162,692)

Stock Repurchases:
On July 31, 2020, the Company's Board of Directors (the "Board") authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). During the six months ended July 3, 2022, the Company repurchased 240,000 shares of common stock under the Repurchase Program for an aggregate cost of $43.4 million. As of July 3, 2022, $144.0 million remained available for aggregate repurchases of shares under the Repurchase Program. On July 22, 2022, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $300.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 22, 2024 unless terminated earlier by the Board and may be suspended or discontinued at any time.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company's equity incentive plans. During the three months ended July 3, 2022, the Company repurchased 2,922 shares of common stock for this purpose at an aggregate cost of $0.5 million. During the six months ended July 3, 2022, the Company repurchased 70,029 shares of common stock for this purpose at an aggregate cost of $12.7 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2022 and in each quarter of fiscal year 2021. At July 3, 2022, the Company had accrued $8.8 million for dividends declared on April 28, 2022 for the second quarter of fiscal year 2022 that is payable on August 12, 2022. On July 22, 2022, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2022 that will be payable in November 2022. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The changes in the carrying amount of goodwill for the six months ended July 3, 2022 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 2, 2022	$5,446,234	$1,970,350	$7,416,584
Foreign currency translation	(126,403)	(45,798)	(172,201)
Acquisitions, earn-outs and other	(4,603)	3,712	(891)
Balance at July 3, 2022	$5,315,228	$1,928,264	$7,243,492
Identifiable intangible asset balances by category were as follows:

	July 3, 2022	January 2, 2022
	(In thousands)
Patents	$30,814	$31,033
Less: Accumulated amortization	(28,737)	(28,693)
Net patents	2,077	2,340
Trade names and trademarks	161,784	170,983
Less: Accumulated amortization	(65,717)	(62,441)
Net trade names and trademarks	96,067	108,542
Licenses	67,810	67,887
Less: Accumulated amortization	(55,291)	(54,315)
Net licenses	12,519	13,572
Core technology	1,786,018	1,834,177
Less: Accumulated amortization	(546,848)	(494,310)
Net core technology	1,239,170	1,339,867
Customer relationships	3,104,264	3,195,704
Less: Accumulated amortization	(758,722)	(673,425)
Net customer relationships	2,345,542	2,522,279
In-process research and development	5,262	5,920
Net amortizable intangible assets	3,700,637	3,992,520
Non-amortizing intangible asset:
Trade name	70,584	70,584
Total	$3,771,221	$4,063,104
Total amortization expense related to amortizable intangible assets was $100.9 million and $203.5 million for the three and six months ended July 3, 2022, respectively, and $59.6 million and $113.7 million for the three and six months ended July 4, 2021, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $201.2 million for the remainder of fiscal year 2022, $394.0 million for fiscal year 2023, $383.5 million for fiscal year 2024, $357.5 million for fiscal year 2025, and $344.7 million for fiscal year 2026.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $319.6 million, $371.9 million and $444.7 million at July 3, 2022, January 2, 2022 and July 4, 2021, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 3, 2022 and July 4, 2021.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $360.2 million as of January 2, 2022, and combined U.S. Dollar notional amounts of $309.4 million as of July 4, 2021. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and six months ended July 3, 2022 and July 4, 2021. The Company paid $0.8 million and $5.9 million during the six months ended July 3, 2022 and July 4, 2021, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income ("AOCI"), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 3, 2022, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(31.2) million and $(47.9) million for the three and six months ended July 3, 2022, respectively, and $2.5 million and $(19.1) million for the three and six months ended July 4, 2021, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 13: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable including certain long-term receivables and debt securities. The Company believes it had no significant concentrations of credit risk as of July 3, 2022.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 3, 2022. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 3, 2022 and January 2, 2022 classified in one of the three classifications described above:

		Fair Value Measurements at July 3, 2022 Using:
	Total Carrying Value at July 3, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$18,159	$18,159	$—	$—
Foreign exchange derivative assets	922	—	922	—
Foreign exchange derivative liabilities	(923)	—	(923)	—
Contingent consideration	(48,593)	—	—	(48,593)

		Fair Value Measurements at January 2, 2022 Using:
	Total Carrying Value at January 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$53,073	$53,073	$—	$—
Foreign exchange derivative assets	3,765	—	3,765	—
Foreign exchange derivative liabilities	(3,463)	—	(3,463)	—
Contingent consideration	(57,996)	—	—	(57,996)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 3, 2022 and January 2, 2022, none of the master netting arrangements involved collateral.
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
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Balance at beginning of period	$(49,828)	$(3,124)	$(57,996)	$(2,953)
Additions	—	—	(4,961)	—
Amounts paid and foreign currency translation	1,904	27	3,326	96
Adjustments recognized in goodwill	—	—	12,400	—
Change in fair value (included within selling, general and administrative expenses)	(669)	(237)	(1,362)	(477)
Balance at end of period	$(48,593)	$(3,334)	$(48,593)	$(3,334)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company's outstanding senior unsecured notes had a fair value of $3,934.8 million and a carrying value of $4,434.9 million as of July 3, 2022. The Company's outstanding senior unsecured notes had a fair value of $4,612.8 million and a carrying value of $4,479.5 million as of January 2, 2022. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company's senior revolving and term loan credit facilities, had an aggregate carrying value of $53.6 million and $504.5 million as of July 3, 2022 and January 2, 2022, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 14: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.1 million and $11.9 million as of July 3, 2022 and January 2, 2022, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company's environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 3, 2022 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 15:        Subsequent Events
On August 1, 2022, the Company announced that it has entered into an agreement with the intention to divest its Analytical, Food and Enterprise Services businesses for total consideration of $2.45 billion in cash, $2.30 billion of which will be received at the closing and $150 million of which will be payable contingent on the exit valuation that the proposed buyer receives on sale or other capital events related to the businesses. The transaction is expected to close in the first quarter of fiscal year 2023, subject to regulatory approvals and other customary closing conditions.
Upon closing of the transaction, the PerkinElmer name, brand and stock ticker ("PKI") are expected to be retained by the Analytical, Food, and Enterprise Services businesses under its new ownership. The Company’s Life Sciences and Diagnostics businesses will adopt a new name and stock ticker that will be announced at a later date.

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
Overview of the Second Quarter of Fiscal Year 2022
Our overall revenue in the second quarter of fiscal year 2022 was $1,229.6 million which increased by $1.1 million, or 0.1%, as compared to the second quarter of fiscal year 2021, reflecting an increase of $147.7 million, or 29%, in our Discovery & Analytical Solutions segment revenue, partially offset by a decrease of $146.6 million, or 20%, in our Diagnostics segment revenue. The increase in our Discovery & Analytical Solutions segment revenue for the second quarter of fiscal year 2022 was driven by an increase of $134.0 million in our life sciences market revenue and $13.7 million in our applied markets revenue, partially offset by a decrease of approximately 5% in revenue attributable to unfavorable changes in foreign exchange rates. The decrease in our Diagnostics segment revenue for the second quarter of fiscal year 2022 was driven by a decrease in revenue from our COVID-19 product offerings of $143.5 million, a decrease in revenue from our core portfolio of $3.1 million, and a decrease of approximately 4% in revenue attributable to unfavorable changes in foreign exchange rates.
Our consolidated gross margins decreased 160 basis points in the second quarter of fiscal year 2022, as compared to the second quarter of fiscal year 2021, primarily due to increased amortization of acquired intangible assets and lower COVID-19 revenue partially offset by a favorable shift in product mix and service productivity. Our consolidated operating margins decreased 666 basis points in the second quarter of fiscal year 2022, as compared to the second quarter of fiscal year 2021, primarily due to lower COVID-19 revenue, increased costs related to amortization of acquired intangible assets, and investments in new product development and growth initiatives.
During the second quarter of fiscal year 2022, we experienced persistent global supply chain constraints for certain components used in our operations, particularly components used by our Discovery & Analytical Solutions segment. We continue to actively work with our suppliers to understand the existing and potential impacts to our supply chain; as such, we are taking actions to mitigate these impacts, including investment in tools, which we launched in the first quarter of fiscal year 2022 in several distribution centers, to enable us to adopt and enforce a global policy on packaging and shipping, changing our mode of outbound shipments from expedite shipping to economy mode shipping and consolidate packaging, more frequent renegotiation with our top shipping carriers, and accelerating the purchases of parts and materials, which has resulted in increased raw material balances on our balance sheet as of July 3, 2022. In the second quarter of fiscal year 2022, supply chain disruptions and inflation increased our cost of goods sold by approximately $10.0 million as compared to the second quarter of fiscal year 2021. We anticipate continued supply chain disruptions and inflation through the remainder of fiscal year 2022.
On August 1, 2022, we entered into an agreement with the intention to divest our Analytical, Food and Enterprise Services businesses for total consideration of $2.45 billion in cash, $2.30 billion of which will be received at the closing and $150 million of which will be payable contingent on the exit valuation that the proposed buyer receives on sale or other capital events related to the businesses. The transaction is expected to close in the first quarter of fiscal year 2023, subject to regulatory approvals and other customary closing conditions.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (our “2021 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the six months ended July 3, 2022.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 3, 2022 was $1,229.6 million, as compared to $1,228.5 million for the three months ended July 4, 2021, an increase of $1.1 million, or approximately 0.1%, which includes an approximate 10% increase in revenue attributable to acquisitions and divestitures, partially offset by a 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 3, 2022 as compared to the three months ended July 4, 2021 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $569.0 million for the three months ended July 3, 2022, as compared to $715.6 million for the three months ended July 4, 2021, a decrease of $146.6 million, or 20%, primarily due to a decrease in revenue from our COVID-19 product offerings of $143.5 million and a decrease of approximately 4% in revenue due to unfavorable changes in foreign exchange rates, as well as a decrease in revenue from our core portfolio of $3.1 million. Our Discovery & Analytical Solutions segment revenue was $660.5 million for the three months ended July 3, 2022, as compared to $512.8 million for the three months ended July 4, 2021, an increase of $147.7 million, or 29%, driven by a 20% increase in revenue attributable to acquisitions and divestitures, and an increase of $134.0 million in our life sciences market revenue and $13.7 million in our applied markets revenue, partially offset by a 5% decrease in revenue attributable to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for the three months ended July 3, 2022 and $1.0 million of revenue for the three months ended July 4, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended July 3, 2022 was $2,489.0 million, as compared to $2,536.2 million for the six months ended July 4, 2021, a decrease of $47.1 million, or approximately 2%, which includes an approximate 10% increase in revenue attributable to acquisitions and divestitures, partially offset by a 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 3, 2022 as compared to the six months ended July 4, 2021 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $1,226.1 million for the six months ended July 3, 2022, as compared to $1,568.7 million for the six months ended July 4, 2021, a decrease of $342.6 million, or 22%, primarily due to a decrease in revenue from our COVID-19 product offerings of $383.7 million and a decrease of approximately 3% in revenue due to unfavorable changes in foreign exchange rates, which were partially offset by increase in revenue across our core portfolio of $41.1 million. Our Discovery & Analytical Solutions segment revenue was $1,262.9 million for the six months ended July 3, 2022, as compared to $967.4 million for the six months ended July 4, 2021, an increase of $295.5 million, or 31%, driven by a 21% increase in revenue attributable to acquisitions and divestitures, and an increase of $269.2 million in our life sciences market revenue and $26.3 million in our applied markets revenue, partially offset by a decrease of approximately 4% in revenue due to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue for the six months ended July 3, 2022 and $2.2 million of revenue for the six months ended July 4, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 3, 2022 was $563.4 million, as compared to $543.3 million for the three months ended July 4, 2021, an increase of $20.1 million, or approximately 4%. As a percentage of revenue, cost of revenue increased to 45.8% for the three months ended July 3, 2022, from 44.2% for the three months ended July 4, 2021, resulting in a decrease in gross margin of 160 basis points to 54.2% for the three months ended July 3, 2022, from 55.8% for the three months ended July 4, 2021. For the three months ended July 3, 2022, costs of goods sold increased by approximately $10.0 million, as compared to three months ended July 4, 2021, as a result of supply chain disruptions and inflation. Amortization of intangible assets increased and was $39.2 million for the three months ended July 3, 2022, as compared to $22.7 million for the three months ended July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $22.7 million for the three months ended July 3, 2022. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $16.9 million for the three months ended July 3, 2022, as compared to $2.3 million for the three months ended July 4, 2021. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $1.5 million for the three months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for the three months ended July 3, 2022. The overall decrease in gross margin was partially offset by a favorable shift in product mix and service productivity.
Cost of revenue for the six months ended July 3, 2022 was $1,143.6 million, as compared to $1,065.8 million for the six months ended July 4, 2021, an increase of $77.8 million, or approximately 7%. As a percentage of revenue, cost of revenue increased to 45.9% for the six months ended July 3, 2022, from 42.0% for the six months ended July 4, 2021, resulting in a decrease in gross margin of 392 basis points to 54.1% for the six months ended July 3, 2022, from 58.0% for the six months ended July 4, 2021. For the six months ended July 3, 2022, costs of goods sold increased by approximately $30.0 million, as compared to the six months ended July 4, 2021, as a result of supply chain disruptions and inflation. Amortization of intangible assets increased and was $79.3 million for the six months ended July 3, 2022, as compared to $43.0 million for the six months ended July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $45.6 million for the six months ended July 3, 2022. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $33.7 million for the six months ended July 3, 2022, as compared to $5.3 million for the six months ended July 4, 2021. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $3.2 million for the six months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.3 million for the six months ended July 3, 2022. The overall decrease in gross margin was partially offset by a favorable shift in product mix and service productivity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 3, 2022 were $330.0 million, as compared to $281.8 million for the three months ended July 4, 2021, an increase of $48.2 million, or 17%. As a percentage of revenue, selling, general and administrative expenses increased and were 26.8% for the three months ended July 3, 2022, as compared to 22.9% for the three months ended July 4, 2021. Amortization of intangible assets increased and was $61.7 million for the three months ended July 3, 2022, as compared to $36.9 million for the three months ended July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $34.3 million for the three months ended July 3, 2022. Purchase accounting adjustments added an incremental expense of $0.7 million for the three months ended July 3, 2022, which primarily consisted of a change in contingent consideration, as compared to $0.2 million for the three months ended July 4, 2021. Acquisition and divestiture-related expenses, which primarily consisted of legal, due diligence and integration costs, added an incremental expense of $19.0 million for the three months ended July 3, 2022, as compared to $10.6 million for the three months ended July 4, 2021. Legal and settlement costs for significant litigation matters, net of reversals, decreased expenses by $1.7 million for the three months ended July 3, 2022. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities, innovation, and recent acquisitions.
Selling, general and administrative expenses for the six months ended July 3, 2022 were $664.4 million, as compared to $533.2 million for the six months ended July 4, 2021, an increase of $131.2 million, or 25%. As a percentage of revenue, selling, general and administrative expenses increased and were 26.7% for the six months ended July 3, 2022, as compared to 21.0% for the six months ended July 4, 2021. Amortization of intangible assets increased and was $124.3 million for the six months ended July 3, 2022, as compared to $70.7 million for the six months ended July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $68.4 million for the six months ended July 3, 2022. Purchase accounting adjustments added an incremental expense of $1.4 million for the six months ended July 3, 2022, which primarily consisted of a change in contingent consideration, as compared to $0.5 million for the six months ended July 4, 2021. Acquisition and divestiture-related expenses, which primarily consisted of legal, due diligence and integration costs, added an incremental expense of $36.4 million for the six months ended July 3, 2022, as compared to $20.3 million for the six months ended July 4, 2021. Legal and settlement costs for significant litigation matters, net of reversals, were $1.3 million for the six months ended July 3, 2022. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities, innovation, and recent acquisitions.
Research and Development Expenses
Research and development expenses for the three months ended July 3, 2022 were $73.4 million, as compared to $65.8 million for the three months ended July 4, 2021, an increase of $7.5 million, or 11%. The increase in research and development expenses from our recent acquisitions were $9.7 million for the three months ended July 3, 2022. As a percentage of revenue, research and development expenses increased and were 6.0% for the three months ended July 3, 2022, as compared to 5.4% for the three months ended July 4, 2021. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $1.3 million for the three months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for the three months ended July 3, 2022. Excluding the factors above, the net decrease in research and development expenses was driven by a decrease in COVID-19-related research and development expenses and timing of non-COVID-19 investments in new product development.
Research and development expenses for the six months ended July 3, 2022 were $150.0 million, as compared to $126.0 million for the six months ended July 4, 2021, an increase of $23.9 million, or 19%. The increase in research and development expenses from our recent acquisitions were $22.4 million for the six months ended July 3, 2022. As a percentage of revenue, research and development expenses increased and were 6.0% for the six months ended July 3, 2022, as compared to 5.0% for the six months ended July 4, 2021. Stock compensation related to awards given to BioLegend employees post-acquisition added an incremental expense of $2.8 million for the six months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for the six months ended July 3, 2022. Excluding the factors above, the net decrease in research and development expenses was driven by a decrease in COVID-19-related research and development expenses and timing of non-COVID-19 investments in new product development.
Restructuring and Other Costs, Net
We implemented restructuring plans in the first and second quarters of fiscal year 2022 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2022 Plan" and "Q2 2022 Plan", respectively). We implemented restructuring plans in each quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the "Q1 2021 Plan", "Q2 2021 Plan", "Q3 2021 Plan" and "Q4 2021 Plan", respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4, Restructuring and Other Costs, Net, to our audited consolidated financial statements in the 2021 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2022 and 2021:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)

Q2 2022 Plan	243	$7,336	$2,052	$—	$—	$9,388	Q3 FY2022	—
Q1 2022 Plan	81	5,832	399	—	—	6,231	Q4 FY2022	—
Q4 2021 Plan	31	3,139	77	150	—	3,366	Q3 FY2022	Q1 FY2023
Q3 2021 Plan	39	420	366	—	—	786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
We terminated various contractual commitments in connection with certain disposal activities and have recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. We recorded net pre-tax charges of $1.8 million and $8.0 million in the Discovery & Analytical Solutions segment during the three and six months ended July 3, 2022, respectively, as a result of these contract terminations. We recorded net pre-tax charges (gains) of $0.3 million and $(0.1) million in the Diagnostics segment during the three and six months ended July 3, 2022, respectively, as a result of changes in estimates from prior contract terminations.
We recorded pre-tax charges of $0.3 million and $1.7 million associated with closure of facilities during the three and six months ended July 3, 2022, respectively, in the Discovery & Analytical Solutions segment. We recorded pre-tax charges of $0.1 million associated with closure of facilities during each of the three and six months ended July 3, 2022 in the Diagnostics segment. We expect to make payments on these relocation activities through end of fiscal year 2022.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(In thousands)
Interest income	$(762)	$(367)	$(1,357)	$(778)
Interest expense	27,128	16,750	55,516	30,876
Change in fair value of financial securities	(2,910)	(8,633)	9,215	(27,931)
Other components of net periodic pension credit	(2,324)	(3,785)	(4,686)	(7,504)
Other expense (income), net	5,254	2,466	4,943	(938)
Total interest and other expense (income), net	$26,386	$6,431	$63,631	$(6,275)
The increase in interest and other expense (income), net, for the three months ended July 3, 2022, as compared to the three months ended July 4, 2021, was primarily due to an increase of $10.4 million in interest expense, which was the result of an overall increase in debt, a decrease in the change in fair value of financial securities of $5.7 million, and an increase in other components of net periodic pension cost of $1.5 million, partially offset by an increase in other expense, net of $2.8 million.

The increase in interest and other expense (income), net, for the six months ended July 3, 2022, as compared to the six months ended July 4, 2021, was primarily due to an increase of $24.6 million in interest expense, which was the result of an overall increase in debt, a change in fair value of financial securities of $9.2 million that was recognized during the six months ended July 3, 2022 as compared to $(27.9) million that was recognized during the six months ended July 4, 2021, an increase in other components of net periodic pension cost of $2.8 million and an increase in other expense, net of $5.9 million.
Provision for Income Taxes
The provision for income taxes from continuing operations was $45.2 million for the three months ended July 3, 2022, as compared to $80.1 million for the three months ended July 4, 2021. The provision for income taxes from continuing operations was $85.8 million for the six months ended July 3, 2022, as compared to $181.2 million for the six months ended July 4, 2021.
The effective tax rate from continuing operations was 20.2% and 19.4% for the three and six months ended July 3, 2022, respectively, as compared to 24.6% and 22.5% for the three and six months ended July 4, 2021, respectively. The lower effective tax rate during the three and six months ended July 3, 2022, as compared to the three and six months ended July 4, 2021, was primarily due to projected lower income in certain higher tax rate jurisdictions in fiscal year 2022 as compared to fiscal year 2021, and a one-time discrete expense of $14.6 million due to the remeasurement of deferred tax liabilities in connection with a rate change in the United Kingdom that was recorded in the three months ended July 4, 2021.
The net discrete tax benefit for the three and six months ended July 3, 2022 primarily related to excess tax benefits on stock compensation of $1.8 million and $2.0 million, respectively. The discrete tax expense in the second quarter of fiscal year 2021 included $13.4 million due to the remeasurement of deferred tax assets and liabilities in connection with a rate change in the United Kingdom. The remaining discrete tax benefit for the three and six months ended July 4, 2021, excluding the United Kingdom rate change, primarily related to excess tax benefits on stock compensation of $1.1 million and $4.1 million, respectively, and $6.4 million resulting from a transaction that was completed during the second quarter of fiscal year 2021, offset by an accrual for uncertain tax positions of $2.6 million and return to provision adjustments of $3.7 million.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended July 3, 2022 was $660.5 million, as compared to $512.8 million for the three months ended July 4, 2021, an increase of $147.7 million, or 29%, which includes an approximate 20% increase in revenue attributable to acquisitions and divestitures and a decrease of approximately 5% in revenue attributable to unfavorable changes in foreign exchange rates. The life sciences market revenue increased by $134.0 million while the applied markets revenue increased by $13.7 million. The analysis in the remainder of this paragraph compares selected revenue by end market for the three months ended July 3, 2022, as compared to the three months ended July 4, 2021, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences revenue was the result of an increase in revenue from businesses acquired in fiscal year 2021 along with organic growth in our pharmaceutical and biotechnology markets. The increase in our applied markets revenue was driven by increased demand from our industrial and environmental markets.
Revenue for the six months ended July 3, 2022 was $1,262.9 million, as compared to $967.4 million for the six months ended July 4, 2021, an increase of $295.5 million, or 31%, which includes an approximate 21% increase in revenue attributable to acquisitions and divestitures and a decrease of approximately 4% in revenue attributable to unfavorable changes in foreign exchange rates. The life sciences market revenue increased by $269.2 million while the applied markets revenue increased by $26.3 million. The analysis in the remainder of this paragraph compares selected revenue by end market for the six months ended July 3, 2022, as compared to the six months ended July 4, 2021, and includes the effect of foreign exchange fluctuations, acquisitions and divestitures. The increase in our life sciences revenue was the result of an increase in revenue from businesses acquired in fiscal year 2021 along with organic growth in our pharmaceutical and biotechnology markets. The increase in our applied markets revenue was driven by increased demand from our industrial, food and environmental markets.
Operating income from continuing operations for the three months ended July 3, 2022 was $70.1 million, as compared to $64.2 million for the three months ended July 4, 2021, an increase of $6.0 million, or 9%. Amortization of intangible assets was $67.5 million for the three months ended July 3, 2022, as compared to $23.1 million for the three months ended July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $51.6 million for the three months ended July 3, 2022. Restructuring and other charges, net, were $9.4 million for the three months ended July 3, 2022, as compared to $3.6 million for the three months ended July 4, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $16.6 million for the three months ended July 3, 2022, as compared to $0.6 million for the three months ended July 4, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $15.7 million for the three months ended July 3, 2022, as compared to $9.5 million for the three months ended July 4, 2021. Legal and settlement costs for significant litigation matters, net of reversals, decreased expenses by $1.7 million for the three months ended July 3, 2022. Excluding the factors noted above, operating income increased for the three months ended July 3, 2022, as compared to the three months ended July 4, 2021, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Operating income from continuing operations for the six months ended July 3, 2022 was $84.6 million, as compared to $107.1 million for the six months ended July 4, 2021, a decrease of $22.5 million, or 21%. Amortization of intangible assets was $135.3 million for the six months ended July 3, 2022, as compared to $43.5 million for the six months ended July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $102.8 million for the six months ended July 3, 2022. Restructuring and other charges, net, were $22.8 million for the six months ended July 3, 2022, as compared to $7.7 million for the six months ended July 4, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $33.2 million for the six months ended July 3, 2022, as compared to $1.6 million for the six months ended July 4, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $29.7 million for the six months ended July 3, 2022, as compared to $16.5 million for the six months ended July 4, 2021. Legal and settlement costs for significant litigation matters, net of reversals, decreased expenses by $1.3 million for the six months ended July 3, 2022. Excluding the factors noted above, operating income increased for the six months ended July 3, 2022, as compared to the six months ended July 4, 2021, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended July 3, 2022 was $569.0 million, as compared to $715.6 million for the three months ended July 4, 2021, a decrease of $146.6 million, or 20%, which includes a 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates, partially offset by an increase of approximately 2% in revenue attributable to acquisitions and divestitures. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended July 3, 2022 and July 4, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The decrease in our Diagnostics segment revenue for the three months ended July 3, 2022 was due to a decrease in revenue from our COVID-19 product offerings of $143.5 million and a decrease of approximately 4% in revenue due to unfavorable changes in foreign exchange rates, as well as a decrease in revenue from our core portfolio of $3.1 million.
Revenue for the six months ended July 3, 2022 was $1,226.1 million, as compared to $1,568.7 million for the six months ended July 4, 2021, a decrease of $342.6 million, or 22%, which includes a 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates, offset by an increase of approximately 3% in revenue attributable to acquisitions and divestitures. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue in our Diagnostics segment for each of the six months ended July 3, 2022 and July 4, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The decrease in our Diagnostics segment revenue for the six months ended July 3, 2022 was due to a decrease in revenue from our COVID-19 product offerings of $383.7 million and a decrease of approximately 3% in revenue due to unfavorable changes in foreign exchange rates, which were partially offset by increase in revenue across our core portfolio of $41.1 million. Due to the termination of our contract with CDPH, we recognized the contract liability pertaining to the nonrefundable prepayment amounting to $117.8 million as revenue in the second quarter of fiscal year 2022.
Operating income from continuing operations for the three months ended July 3, 2022 was $201.2 million, as compared to $286.3 million for the three months ended July 4, 2021, a decrease of $85.0 million, or 30%. Amortization of intangible assets decreased and was $33.4 million for the three months ended July 3, 2022, as compared to $36.5 million for the three months ended July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $5.4 million for the three months ended July 3, 2022. Restructuring and other charges, net, were $2.5 million for the three months ended July 3, 2022, as compared to $1.4 million for the three months ended July 4, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended July 3, 2022, as compared to $1.7 million for the three months ended July 4, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $7.3 million for the three months ended July 3, 2022, as compared to $2.4 million for the three months ended July 4, 2021. Excluding the factors noted above, operating income decreased for the three months ended July 3, 2022, as compared to the three months ended July 4, 2021, primarily as a result of lower sales volume related to COVID-19 product offerings and unfavorable product mix.
Operating income from continuing operations for the six months ended July 3, 2022 was $459.2 million, as compared to $727.7 million for the six months ended July 4, 2021, a decrease of $268.5 million, or 37%. Amortization of intangible assets decreased and was $68.3 million for the six months ended July 3, 2022, as compared to $70.2 million for the six months ended

July 4, 2021. Amortization of intangible assets from our recent acquisitions amounted to $11.2 million for the six months ended July 3, 2022. Restructuring and other charges, net, were $2.5 million for the three months ended July 3, 2022, as compared to $3.1 million for the six months ended July 4, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.5 million for the six months ended July 3, 2022, as compared to $3.7 million for the six months ended July 4, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $15.0 million for the six months ended July 3, 2022, as compared to $6.5 million for the six months ended July 4, 2021. Excluding the factors noted above, operating income decreased for the six months ended July 3, 2022, as compared to the six months ended July 4, 2021, primarily as a result of lower sales volume related to COVID-19 product offerings and unfavorable product mix.

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
At July 3, 2022, we had cash and cash equivalents of $360.9 million, of which $289.1 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at July 3, 2022.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We use our non-U.S. cash for needs outside of the U.S. including foreign operations, capital investments, acquisitions and repayment of debt. In addition, we transfer cash to the U.S. using nontaxable returns of capital, distribution of previously taxed income, as well as dividends, where the related income tax cost is managed efficiently. We have accrued tax expense on the unremitted earnings of foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and where the foreign earnings are not considered permanently reinvested. In accordance with the Tax Act, we are making scheduled annual cash payments on our accrued transition tax. As of the end of fiscal year 2021, we identified approximately $1.2 billion in earnings that we no longer considered permanently reinvested, and have recorded a provision of approximately $37.1 million for the U.S. federal, U.S. state and non-U.S. taxes that would fall due when such earnings are repatriated. We began repatriating such earnings to the U.S. in the first quarter of fiscal year 2022 and expect to continue the repatriation beyond fiscal year 2022. No additional income tax expense has been provided for any remaining undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested.

On July 31, 2020, our Board of Directors (the "Board") authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). During the six months ended July 3, 2022, we repurchased 240,000 shares of common stock under the Repurchase Program for an aggregate cost of $43.4 million. As of July 3, 2022, $144.0 million remained available for aggregate repurchases of shares under the Repurchase Program. On July 22, 2022, the Repurchase Program was terminated by the Board and the Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 22, 2024 unless terminated earlier by the Board and may be suspended or discontinued at any time.
As of July 3, 2022, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $106.6 million. As of July 3, 2022, we have recorded contingent consideration obligations of $48.6 million, of which $1.3 million was recorded in accrued expenses and other current liabilities, and $47.3 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.4 years from July 3, 2022, and the remaining weighted average expected earnout period at July 3, 2022 was 5.4 years.
Distressed global financial markets could adversely impact general economic conditions by reducing liquidity and credit availability, creating increased volatility in security prices, widening credit spreads, increasing the cost of borrowings and decreasing valuations of certain investments. The widening of credit spreads may create a less favorable environment for certain of our businesses and may affect the fair value of financial instruments that we issue or hold. Increases in credit spreads, as well as limitations on the availability of credit at rates we consider to be reasonable, could affect our ability to borrow under future potential facilities on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. In difficult global financial markets, we may be forced to fund our operations at a higher cost, or we may be unable to raise as much funding as we need to support our business activities or fund our strategic transactions.
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the six months ended July 3, 2022, we contributed $3.5 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $3.5 million by the end of fiscal year 2022. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Cash Flows
Operating Activities. Net cash provided by operating activities was $380.7 million for the six months ended July 3, 2022, as compared to $761.4 million for the six months ended July 4, 2021, a decrease of $380.7 million, primarily due to lower profitability and more cash used in working capital during the six months ended July 3, 2022 as compared to the six months ended July 4, 2021. The cash provided by operating activities for the six months ended July 3, 2022 was principally a result of income from continuing operations of $356.3 million, and adjustments for non-cash charges aggregating to $344.7 million, including depreciation and amortization of $239.5 million, partially offset by net cash usage in working capital of $320.3 million. The cash provided by operating activities for the six months ended July 4, 2021 was principally a result of income from continuing operations of $625.3 million, and adjustments for non-cash charges aggregating to $148.6 million, including depreciation and amortization of $145.8 million, partially offset by net cash usage in working capital of $12.5 million. During the six months ended July 3, 2022, we contributed $3.5 million, in the aggregate, to pension plans outside of the United States.
Investing Activities. Net cash used in investing activities was $84.7 million for the six months ended July 3, 2022, as compared to $751.9 million for the six months ended July 4, 2021, a decrease of $667.2 million. For the six months ended July 3, 2022, the net cash used for capital expenditures and acquisitions were $52.6 million and $5.9 million, respectively, as compared to $34.7 million and $702.7 million, respectively, for the six months ended July 4, 2021. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the six months ended July 3, 2022, purchases of investments were $27.2 million as compared to $14.5 million during the six months ended July 4, 2021. The cash used in investing activities during the six months ended July 3, 2022 was partially offset by proceeds from disposition of businesses and assets of $1.1 million during the six months ended July 3, 2022.
Financing Activities. Net cash used in financing activities was $519.5 million for the six months ended July 3, 2022, as compared to net cash provided by financing activities of $325.3 million for the six months ended July 4, 2021, a decrease in net cash provided by financing activities of $844.7 million. During the six months ended July 3, 2022, we made net payments of $450.8 million, as compared to net borrowings of $405.6 million during the six months ended July 4, 2021. The changes reflect financing transactions in fiscal year 2021 to finance acquisitions and to refinance borrowings as compared to our intentions to pay down debt in fiscal year 2022, which we expect to continue throughout fiscal year 2022. During the six months ended July 3, 2022, we repurchased shares of our common stock for a total cost of $56.0 million, as compared to $72.9 million in the prior period. During the six months ended July 3, 2022, we paid $17.7 million in dividends as compared to $15.7 million for the six months ended July 4, 2021. We paid $0.8 million in settlement of hedges during the six months ended July 3, 2022, as compared to $5.9 million for the six months ended July 4, 2021. The cash used in financing activities during the six months ended July 3, 2022 was partially offset by proceeds from the issuance of common stock under our stock plans of $5.8 million during the six months ended July 3, 2022, as compared to $14.2 million for the six months ended July 4, 2021.
Borrowing Arrangements
During the first half of fiscal year 2022, we repaid $450.0 million of the term loan facility. We expect to complete the repayment of the $50.0 million outstanding on the term loan facility in the second half of fiscal year 2022. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2021 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2022 and in each quarter of fiscal year 2021. At July 3, 2022, we had accrued $8.8 million for dividends declared on April 28, 2022 for the second quarter of fiscal year 2022 that will be paid on August 12, 2022. On July 22, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2022 that will be payable in November 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2021 Form 10-K for a summary of recently adopted new accounting pronouncements. We have not adopted any new accounting pronouncements during the six months ended July 3, 2022 and there were no recently issued accounting pronouncements that apply to our operations.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt, however, there is $50.0 million of variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.
Interest Rate Risk—Sensitivity. Our 2021 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 3, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 3, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 3, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 3, 2022 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
    The pandemic caused by COVID-19 is having, and may continue to have, a negative effect on the demand for certain of our products and our global operations including our manufacturing capabilities, logistics and supply chain that may materially and adversely impact our business, financial conditions, results of operations and cash flows.
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
Our Diagnostics segment experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings during fiscal years 2020 and 2021, as well as from the COVID-19 testing laboratory facilities we developed to service the State of California and the United Kingdom. The laboratory in the United Kingdom closed earlier in 2022 and the laboratory in the State of California closed in the second quarter of 2022. As a result of these closures, and the general reduction in COVID-19 testing spending by our customers, we expect demand for these products and services to continue to decline during the remainder of fiscal year 2022, with revenue and valuation of our inventory largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products.
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
We may not be able to successfully execute acquisitions or divestitures, such as the divestiture of the Analytical, Food and Enterprise Services businesses, license technologies, integrate acquired businesses or licensed technologies into our existing businesses, or make acquired businesses or licensed technologies profitable.
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
Additionally, if we are not successful in selling businesses we seek to divest, such as our recent agreement to divest our Analytical, Food and Enterprise Service businesses to New Mountain Capital, the activity of such businesses may dilute our earnings and we may not be able to achieve the expected benefits of such divestitures. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. The transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals as well as establishing operational segregations, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Our ability to provide transition services and support to assist the buyer in the transition to certain functions, including, but not limited to, information technology, accounting and human resources, for a certain period of time may cause us to incur unanticipated costs and liabilities and could adversely affect our financial condition and results of operations.
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
As of July 3, 2022, our total assets included $11.0 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “indefinite-lived”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On April 28, 2022, we announced that our Board of Directors (our "Board") had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2022 that will be paid on August 12, 2022. On July 22, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2022 that will be payable in November 2022. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
    Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2022—May 1, 2022	2,176	$161.42	—	$144,044,366
May 2, 2022—May 29, 2022	224	147.07	—	144,044,366
May 30, 2022—July 3, 2022	522	138.14	—	144,044,366
Activity for quarter ended July 3, 2022	2,922	$156.16	—	$144,044,366
 ____________________
(1)Our Board of Directors (our "Board") has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 3, 2022, we repurchased 2,922 shares of common stock for this purpose at an aggregate cost of $0.5 million. During the six months ended July 3, 2022, we repurchased 70,029 shares of common stock for this purpose at an aggregate cost of $12.7 million.

(2)On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the "Repurchase Program"). During the six months ended July 3, 2022, we repurchased 240,000 shares of common stock under the Repurchase Program for an aggregate cost of $43.4 million. As of July 3, 2022, $144.0 million remained available for aggregate repurchases of shares under the Repurchase Program. On July 22, 2022, the Repurchase Program was terminated by the Board and the Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a new stock repurchase program (the "New Repurchase Program"). The New Repurchase Program will expire on July 22, 2024 unless terminated earlier by the Board and may be suspended or discontinued at any time.

Item 6.Exhibits

Exhibit Number	Exhibit Name

10.1
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
____________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended July 3, 2022 (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2022 and July 4, 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2022 and July 4, 2021, (iv) Condensed Consolidated Balance Sheets at July 3, 2022 and January 2, 2022, (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended July 3, 2022 and July 4, 2021, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2022 and July 4, 2021, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

August 9, 2022	By:	/s/ JAMES M. MOCK
James M. Mock Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

August 9, 2022	By:	/s/ ANDREW OKUN
Andrew Okun Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)