Form 10-Q
period 2022-10-02
PERKINELMER INC
filed 2022-11-14
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 9, 2022, there were outstanding 126,315,920 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands, except per share data)
Product revenue	$605,457	$642,128	$1,984,715	$1,941,566
Service revenue	106,346	219,188	585,893	858,332
Total revenue	711,803	861,316	2,570,608	2,799,898
Cost of product revenue	271,744	277,809	879,832	809,355
Cost of service revenue	33,015	60,645	137,276	200,352
Total cost of revenue	304,759	338,454	1,017,108	1,009,707
Selling, general and administrative expenses	239,969	275,869	765,746	681,311
Research and development expenses	53,521	49,421	167,081	139,753
Restructuring and other costs, net	2,774	2,011	15,443	10,517
Operating income from continuing operations	110,780	195,561	605,230	958,610
Interest and other expense, net	28,638	60,549	91,840	54,732
Income from continuing operations before income taxes	82,142	135,012	513,390	903,878
Provision for income taxes	12,634	27,381	98,211	198,531
Income from continuing operations	69,508	107,631	415,179	705,347
Income from discontinued operations before income taxes	25,180	26,656	36,004	64,329
Provision for income taxes on discontinued operations and dispositions	9,341	6,549	9,662	16,703
Income from discontinued operations and dispositions	15,839	20,107	26,342	47,626
Net income	$85,347	$127,738	$441,521	$752,973
Basic earnings per share:
Income from continuing operations	$0.55	$0.94	$3.29	$6.25
Income from discontinued operations and dispositions	0.13	0.18	0.21	0.42
Net income	$0.68	$1.12	$3.50	$6.67
Diluted earnings per share:
Income from continuing operations	$0.55	$0.94	$3.28	$6.23
Income from discontinued operations and dispositions	0.13	0.17	0.21	0.42
Net income	$0.67	$1.11	$3.49	$6.65
Weighted average shares of common stock outstanding:
Basic	126,155	114,508	126,139	112,836
Diluted	126,540	115,022	126,544	113,307
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Net income	$85,347	$127,738	$441,521	$752,973
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(190,745)	11,724	(487,095)	(48,857)
Unrealized gain on securities, net of income taxes	48	11	5	105
Other comprehensive (loss) income	(190,697)	11,735	(487,090)	(48,752)
Comprehensive (loss) income	$(105,350)	$139,473	$(45,569)	$704,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2022	January 2, 2022
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$400,741	$603,320
Accounts receivable, net	540,867	707,941
Inventories	378,256	425,890
Other current assets	138,867	148,255
Current assets of discontinued operations	1,657,749	555,374
Total current assets	3,116,480	2,440,780
Property, plant and equipment, net	460,397	485,531
Operating lease right-of-use assets	160,120	164,040
Intangible assets, net	3,401,143	3,821,847
Goodwill	6,373,327	6,627,119
Other assets, net	312,297	312,887
Long-term assets of discontinued operations	—	1,148,350
Total assets	$13,823,764	$15,000,554
Current liabilities:
Current portion of long-term debt	$503,549	$4,240
Accounts payable	275,824	324,811
Accrued expenses and other current liabilities	471,570	728,445
Current liabilities of discontinued operations	234,788	156,248
Total current liabilities	1,485,731	1,213,744
Long-term debt	3,898,267	4,979,737
Deferred taxes and long-term liabilities	1,231,724	1,422,549
Operating lease liabilities	142,842	147,395
Long-term liabilities of discontinued operations	—	95,884
Total liabilities	6,758,564	7,859,309
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 126,220,000 shares and 126,241,000 shares at October 2, 2022 and January 2, 2022, respectively	126,220	126,241
Capital in excess of par value	2,754,716	2,760,522
Retained earnings	4,834,046	4,417,174
Accumulated other comprehensive loss	(649,782)	(162,692)
Total stockholders’ equity	7,065,200	7,141,245
Total liabilities and stockholders’ equity	$13,823,764	$15,000,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine-Month Period Ended October 2, 2022
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	176,962	—	176,962
Other comprehensive loss	—	—	—	—	(84,027)	(84,027)
Dividends	—	—	—	(8,905)	—	(8,905)
Exercise of employee stock options	18	18	1,379	—	—	1,397
Purchases of common stock	(307)	(307)	(55,285)	—	—	(55,592)
Issuance of common stock for long-term incentive program	188	188	12,282	—	—	12,470
Stock compensation	—	—	2,792	—	—	2,792
Balance, April 3, 2022	126,140	$126,140	$2,721,690	$4,585,231	$(246,719)	$7,186,342
Net income	—	—	—	179,212	—	179,212
Other comprehensive loss	—	—	—	—	(212,366)	(212,366)
Dividends	—	—	—	(7,877)	—	(7,877)
Exercise of employee stock options	50	50	4,394	—	—	4,444
Issuance of common stock for employee stock purchase plans	13	13	1,813	—	—	1,826
Purchases of common stock	(3)	(3)	(453)	—	—	(456)
Issuance of common stock for long-term incentive program	12	12	12,260	—	—	12,272
Stock compensation	6	6	3,752	—	—	3,758
Balance, July 3, 2022	126,218	$126,218	$2,743,456	$4,756,566	$(459,085)	$7,167,155
Net income	—	—	—	85,347	—	85,347
Other comprehensive loss	—	—	—	—	(190,697)	(190,697)
Dividends	—	—	—	(7,867)	—	(7,867)
Exercise of employee stock options	6	6	406	—	—	412
Issuance of common stock for employee stock purchase plans	1	1	30	—	—	31
Purchases of common stock	(1)	(1)	(88)	—	—	(89)
Issuance of common stock for long-term incentive program	(5)	(5)	8,976	—	—	8,971
Stock compensation	1	1	1,936	—	—	1,937
Balance, October 2, 2022	126,220	$126,220	$2,754,716	$4,834,046	$(649,782)	$7,065,200

	For the Nine-Month Period Ended October 3, 2021
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 3, 2021	112,090	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	—	379,305	—	379,305
Other comprehensive loss	—	—	—	—	(72,211)	(72,211)
Dividends	—	—	—	(7,846)	—	(7,846)
Exercise of employee stock options	95	95	4,892	—	—	4,987
Issuance of common stock for employee stock purchase plans	—	—	8	—	—	8
Purchases of common stock	(295)	(295)	(42,484)	—	—	(42,779)
Issuance of common stock for long-term incentive program	176	176	4,274	—	—	4,450
Stock compensation	—	—	899	—	—	899
Balance, April 4, 2021	112,066	$112,066	$115,690	$3,878,721	$(104,172)	$4,002,305
Net income	—	—	—	245,930	—	245,930
Other comprehensive income	—	—	—	—	11,735	11,735
Dividends	—	—	—	(7,826)	—	(7,826)
Exercise of employee stock options	128	128	9,070	—	—	9,198
Issuance of common stock for employee stock purchase plans	11	11	1,613	—	—	1,624
Purchases of common stock	(209)	(209)	(29,936)	—	—	(30,145)
Issuance of common stock for long-term incentive program	24	24	4,998	—	—	5,022
Stock compensation	5	5	1,959	—	—	1,964
Balance, July 4, 2021	112,025	$112,025	$103,394	$4,116,825	$(92,437)	$4,239,807
Net income	—	—	—	127,738	—	127,738
Other comprehensive income	—	—	—	—	(53,759)	(53,759)
Dividends	—	—	—	(8,732)	—	(8,732)
Issuance of common stock for business combination, net of issuance costs	14,067	14,067	2,624,077	—	—	2,638,144
Exercise of employee stock options	107	107	8,773	—	—	8,880
Issuance of common stock for employee stock purchase plans	—	—	—	—	—	—
Purchases of common stock	(1)	(1)	(89)	—	—	(90)
Issuance of common stock for long-term incentive program	2	2	5,114	—	—	5,116
Stock compensation	—	—	1,481	—	—	1,481
Balance, October 3, 2021	126,200	$126,200	$2,742,750	$4,235,831	$(146,196)	$6,958,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 2022	October 3, 2021
	(In thousands)
Operating activities:
Net income	$441,521	$752,973
Income from discontinued operations and dispositions, net of income taxes	(26,342)	(47,626)
Income from continuing operations	415,179	705,347
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	39,776	16,718
Restructuring and other costs, net	15,443	10,517
Depreciation and amortization	322,766	197,386
Change in fair value of contingent consideration	(769)	1,553
Amortization of deferred debt financing costs and accretion of discounts and debt extinguishment costs	5,954	3,224
Change in fair value of financial securities	14,321	(8,566)
Amortization of acquired inventory revaluation	45,039	14,728
Gain on disposition of businesses and assets, net	—	(1,970)
Asset impairment	—	3,868
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	120,138	231,924
Inventories	(44,475)	19,181
Accounts payable	(27,968)	(39,984)
Accrued expenses and other	(360,089)	(159,452)
Net cash provided by operating activities of continuing operations	545,315	994,474
Net cash (used in) provided by operating activities of discontinued operations	(4,663)	80,684
Net cash provided by operating activities	540,652	1,075,158
Investing activities:
Capital expenditures	(59,502)	(59,066)
Purchases of investments	(45,010)	(19,130)
Proceeds from disposition of businesses and assets	5,664	1,460
Proceeds from notes receivable	8,890	—
Cash paid for acquisitions, net of cash acquired	(7,768)	(3,967,678)
Net cash used in investing activities of continuing operations	(97,726)	(4,044,414)
Net cash used in investing activities of discontinued operations	(9,441)	(8,393)
Net cash used in investing activities	(107,167)	(4,052,807)
Financing activities:
Payments on borrowings	(220,000)	(1,191,125)

Proceeds from borrowings	220,000	1,144,282
Payments of term loan	(500,000)	—
Proceeds from term loan	—	500,000
Payments of senior unsecured notes	(7,472)	(339,605)
Proceeds from sale of senior unsecured notes	—	3,086,095
Payments of debt financing and equity issuance costs	—	(30,983)
Settlement of cash flow hedges	(762)	(1,459)
Net payments on other credit facilities	(487)	(12,731)
Proceeds from issuance of common stock under stock plans	6,254	22,760
Purchases of common stock	(56,137)	(73,013)
Dividends paid	(26,502)	(23,539)
Net cash (used in) provided by financing activities of continuing operations	(585,106)	3,080,682
Net cash provided by financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(585,106)	3,080,682
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51,404)	(16,584)
Net (decrease) increase in cash, cash equivalents and restricted cash	(203,025)	86,449
Cash, cash equivalents and restricted cash at beginning of period	619,337	402,613
Cash, cash equivalents and restricted cash at end of period	$416,312	$489,062

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$400,741	$472,374
Restricted cash included in other current assets	284	1,689
Restricted cash included in other assets	288	—
Cash and cash equivalents included in current assets of discontinued operations	14,999	14,999
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$416,312	$489,062

Supplemental disclosures of non-cash investing and financing activities:
Equity issued for business combination, net of issuance costs	$—	$2,638,369
Contingent consideration accrued in business combination	4,961	33,431
Other liability incurred in business combination	4,005	8,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

PERKINELMER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by PerkinElmer, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC (the “2021 Form 10-K”). The balance sheet amounts at January 2, 2022 in this report were derived from the Company’s audited 2021 consolidated financial statements included in the 2021 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 2, 2022 and October 3, 2021, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. In August 2022, the Company announced the proposed sale of certain assets and the equity interests of certain entities constituting the Company’s Analytical, Food and Enterprise Services businesses (the “Business”). The 2021 consolidated financial statements presented herein have been retrospectively adjusted to present the Business as discontinued operations for all periods presented.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets, primary end-markets and timing of revenue recognition.

	Reportable Segments
	Three Months Ended
	October 2, 2022			October 3, 2021
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$165,340	$170,478	$335,818	$106,742	$280,367	$387,109
Europe	72,150	103,925	176,075	50,726	220,264	270,990
Asia	75,293	124,617	199,910	50,043	153,174	203,217
	$312,783	$399,020	$711,803	$207,511	$653,805	$861,316

Primary end-markets
Diagnostics	$—	$399,020	$399,020	$—	$653,805	$653,805
Life sciences	312,783	—	312,783	207,511	—	207,511
	$312,783	$399,020	$711,803	$207,511	$653,805	$861,316

Timing of revenue recognition
Products and services transferred at a point in time	$279,235	$358,481	$637,716	$177,869	$554,332	$732,201
Services transferred over time	33,548	40,539	74,087	29,642	99,473	129,115
	$312,783	$399,020	$711,803	$207,511	$653,805	$861,316

	Reportable Segments
	Nine Months Ended
	October 2, 2022			October 3, 2021
	Discovery & Analytical Solutions	Diagnostics	Total	Discovery & Analytical Solutions	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$499,419	$824,024	$1,323,443	$281,640	$1,049,659	$1,331,299
Europe	215,394	418,328	633,722	149,437	732,784	882,221
Asia	230,671	382,772	613,443	146,294	440,084	586,378
	$945,484	$1,625,124	$2,570,608	$577,371	$2,222,527	$2,799,898

Primary end-markets
Diagnostics	$—	$1,625,124	$1,625,124	$—	$2,222,527	$2,222,527
Life sciences	945,484	—	945,484	577,371	—	577,371
	$945,484	$1,625,124	$2,570,608	$577,371	$2,222,527	$2,799,898

Timing of revenue recognition
Products and services transferred at a point in time	$847,030	$1,418,540	$2,265,570	$496,347	$1,676,041	$2,172,388
Services transferred over time	98,454	206,584	305,038	81,024	546,486	627,510
	$945,484	$1,625,124	$2,570,608	$577,371	$2,222,527	$2,799,898

Major Customer Concentration
Revenues from one customer in the Company’s Diagnostics segment represent approximately $12.0 million and $301.6 million of the Company’s total revenue for the three and nine months ended October 2, 2022, respectively, and approximately $94.8 million and $492.8 million of the Company’s total revenue for the three and nine months ended October 3, 2021, respectively.
Contract Balances
Contract assets: The unbilled receivables (contract assets) primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The unbilled receivables are transferred to trade receivables when billed to customers. Contract assets are generally classified as current assets and are included in “Accounts receivable, net” in the condensed consolidated balance sheets.
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related services for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in “Accounts payable” or “Accrued expenses and other current liabilities” or as long-term in “Long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three month period.
Contract balances were as follows:

	October 2, 2022	January 2, 2022
	(In thousands)
Contract assets	$53,162	$61,999
Contract liabilities	(34,210)	(184,898)
Note 3: Business Combinations
Acquisitions in fiscal year 2022
During the first nine months of fiscal year 2022, the Company completed the acquisition of two businesses for aggregate consideration of $13.3 million. Identifiable definite-lived intangible assets, such as core technology, acquired as part of these acquisitions had a weighted average amortization period of 5 years.
Acquisitions in fiscal year 2021
Acquisition of BioLegend, Inc. In fiscal year 2021, the Company completed the acquisition of BioLegend, Inc. (“BioLegend”) and paid an aggregate consideration of $5.7 billion, net of cash acquired of $292.4 million, reflecting working capital and other adjustments (the “Aggregate Consideration”). The Aggregate Consideration was paid in a combination of $3.3 billion in cash and shares of the Company’s common stock having a fair value of approximately $2.6 billion based on the $187.56 per share closing price of the Company’s common stock on the New York Stock Exchange on September 17, 2021 (the “Stock Consideration”). The Stock Consideration consisted of 14,066,799 shares of the Company’s common stock. BioLegend is recognized as a leading, global provider of life science antibodies and reagents, headquartered in San Diego, California, with approximately 700 employees. The operations for this acquisition is reported within the results of the Company’s Discovery & Analytical Solutions segment from the acquisition date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and clone library, acquired as part of this acquisition had a weighted-average amortization period of 16.3 years.
BioLegend’s revenue and net loss from the acquisition date to January 2, 2022 were $91.7 million and $25.8 million, respectively. The net loss includes $47.0 million of amortization of intangible assets recognized in the acquisition as well as $16.6 million of amortization of fair value adjustment to acquired inventory. The following unaudited pro forma information presents the combined financial results for the Company and BioLegend as if the acquisition of BioLegend had been completed at the beginning of fiscal year 2020:

	Three Months Ended October 3, 2021	Nine Months Ended October 3, 2021
	(In thousands, except per share data)
Pro Forma Statement of Operations Information:
Revenue	$942,568	$3,040,295
Income from continuing operations	170,174	749,654
Basic earnings per share:
Income from continuing operations	$1.32	$5.91
Diluted earnings per share:
Income from continuing operations	$1.32	$5.89
The unaudited pro forma information for the third quarter of fiscal year 2021 has been calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on debt obtained to finance the transaction, and increased amortization expense for the fair value of acquired intangible assets.
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
Other acquisitions in 2021. During fiscal year 2021, the Company also completed the acquisition of seven other businesses for aggregate consideration of $1.2 billion. The acquired businesses include Oxford Immunotec Global PLC (“Oxford”), a company based in Abingdon, UK with approximately 275 employees, for total consideration of $590.9 million and Nexcelom Bioscience Holdings, LLC, a company based in Lawrence, Massachusetts with approximately 130 employees, for total consideration of $267.3 million, and five other businesses, which were acquired for total consideration of $318.6 million. The excess of the purchase prices over the fair values of the acquired businesses' net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as employee workforces acquired, and has been allocated to goodwill, which is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, and customer relationships, acquired as part of these acquisitions had a weighted-average amortization period of 12.3 years.

The total purchase price for the acquisitions in fiscal year 2021 has been allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

	BioLegend	Other
	(In thousands)
Fair value of business combinations:
Cash payments	$3,336,115	1,128,584
Common stock issued	2,638,369	—
Other liability	6,857	2,910
Contingent consideration	—	45,031
Working capital and other adjustments	—	183
Less: cash acquired	(292,377)	(195,010)
Total	$5,688,964	$981,698
Identifiable assets acquired and liabilities assumed:
Current assets	$184,704	$71,840
Property, plant and equipment	147,200	26,507
Other assets	9,330	15,527
Identifiable intangible assets:
Core technology and clone library	782,400	290,089
Trade names and patents	38,000	39,476
Licenses	8,979	—
Customer relationships and backlog	1,714,800	141,670
Goodwill	3,509,931	545,262
Deferred taxes	(668,919)	(80,923)
Deferred revenue	—	(1,197)
Debt assumed	—	(4,628)
Liabilities assumed	(37,461)	(61,925)
Total	$5,688,964	$981,698
The preliminary allocations of the purchase prices for acquisitions are based upon initial valuations. The Company’s estimates and assumptions underlying the initial valuations are subject to the collection of information necessary to complete its valuations within the measurement periods, which are up to one year from the respective acquisition dates. The primary areas of the preliminary purchase price allocations that were not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, assets and liabilities related to income taxes and related valuation allowances, and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired at the acquisition dates during the measurement periods. During the measurement periods, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have resulted in the recognition of those assets and liabilities as of those dates. These adjustments will be made in the periods in which the amounts are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. All changes that do not qualify as adjustments made during the measurement periods are also included in current period earnings. There were no material measurement period adjustments recognized in the current period.
As of October 2, 2022, the Company may have to pay contingent consideration related to acquisitions with open contingency periods of up to $102.1 million. As of October 2, 2022, the Company has recorded contingent consideration obligations of $44.6 million, of which $5.3 million was recorded in accrued expenses and other current liabilities, and $39.3 million was recorded in long-term liabilities. As of January 2, 2022, the Company had recorded contingent consideration obligations with an estimated fair value of $58.0 million, of which $1.3 million was recorded in accrued expenses and other current liabilities, and $56.7 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.2 years from October 2, 2022, and the remaining weighted average expected earnout period at October 2, 2022 was 5.1 years. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of definite-lived intangible assets or the recognition of additional contingent consideration which would be recognized as a component of operating expenses from continuing operations.
Total acquisition and divestiture-related costs for the three and nine months ended October 2, 2022 were $8.5 million and $25.9 million, respectively. These amounts included $5.5 million and $20.2 million of stock compensation expense related to awards given to BioLegend employees for the three and nine months ended October 2, 2022, respectively. Total acquisition and divestiture-related costs for the three and nine months ended October 3, 2021 were $69.9 million and $72.5 million, respectively. These included $5.4 million net foreign exchange gain related to the Company’s acquisition of Oxford for the nine months ended October 3, 2021 and bridge financing and debt pre-issuance hedging costs of $23.6 million related to the Company’s acquisition of BioLegend for each of the three and nine months ended October 3, 2021. These acquisition and divestiture-related costs were expensed as incurred and recorded in selling, general and administrative expenses and interest and other expense, net in the Company’s condensed consolidated statements of operations.

Note 4: Discontinued Operations
As part of the Company’s continuing efforts to focus on higher growth opportunities, the Company has discontinued certain businesses. When the discontinued operations represent a strategic shift that will have a major effect on the Company’s operations and financial statements, the Company has accounted for these businesses as discontinued operations and accordingly, has presented the results of operations and related cash flows as discontinued operations.
In August 2022, the Company entered into a Master Purchase and Sale Agreement (the “Purchase Agreement”) with Polaris Purchaser, L.P. (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), under which the Company agreed to sell to the Purchaser certain assets and the equity interests of certain entities constituting the Company’s Analytical, Food and Enterprise Services businesses (the “Business”) (as further defined in the Purchase Agreement), for cash consideration of up to approximately $2.45 billion and the Purchaser’s assumption of certain liabilities relating to the Business (collectively, the “Transaction”). Approximately $2.30 billion of the purchase price will be payable at closing, subject to certain customary adjustments, which includes $75.0 million in deferred payments tied to the transfer of the PerkinElmer brand and related trademarks to the Purchaser (which may be completed within 24 months following the date of the closing at the Company’s election). The Purchase Agreement also provides for potential post-closing payments totaling up to $150.0 million, which are contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The Transaction is expected to close in the first quarter of fiscal year 2023, subject to regulatory approvals and other customary closing conditions.
The Business had been recorded in the Discovery & Analytical Solutions segment. The sale of the Business represents a strategic shift that will have a major effect on the Company’s operations and financial statements. Accordingly, the Company has classified the assets and liabilities related to the Business as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets and its results of operations are classified as income from discontinued operations in the Company’s consolidated statements of operations. Financial information in this report relating to the three and nine months ended October 3, 2021 has been retrospectively adjusted to reflect this discontinued operation.
The summary pre-tax operating results of the discontinued operations, were as follows for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Revenue	$320,616	$305,369	$950,821	$902,946
Cost of revenue	208,669	196,393	639,937	590,960
Selling, general and administrative expenses	71,893	63,173	210,535	190,920
Research and development expenses	14,174	19,187	50,575	54,895
Restructuring and other costs, net	487	200	13,130	2,501
Operating income	25,393	26,416	36,644	63,670
Other expense (income), net	213	(240)	640	(659)
Income from discontinued operations before income taxes	$25,180	$26,656	$36,004	$64,329
The carrying amounts of the major classes of assets and liabilities included in discontinued operations consisted of the following:

	October 2, 2022	January 2, 2022
	(In thousands)
Cash and cash equivalents	$14,999	$14,999
Accounts receivable	306,845	315,851
Inventories	226,724	198,824
Other current assets	30,579	25,700
Total current assets		555,374
Property, plant and equipment, net	57,823	60,073
Operating lease right-of-use assets	38,159	43,735
Intangible assets, net	213,240	241,257
Goodwill	759,618	789,465
Other assets, net	9,762	13,820
Total long-term assets		1,148,350
Total assets of discontinued operations	$1,657,749	$1,703,724

Accounts payable	$30,748	$30,648
Accrued expenses and other current liabilities	121,949	125,601
Total current liabilities		156,249
Deferred taxes and long-term liabilities	48,505	57,918
Operating lease liabilities	33,586	37,965
Total long-term liabilities		95,883
Total liabilities of discontinued operations	$234,788	$252,132
The following operating and investing non-cash items from discontinued operations were as follows for the nine months ended:

	October 2, 2022	October 3, 2021
	(In thousands)
Depreciation	$8,011	$9,523
Amortization	16,984	26,026
Capital expenditures	9,441	8,393

Note 5: Restructuring and Other Costs, Net
The Company implemented restructuring plans in the first, second and third quarters of fiscal year 2022 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the “Q1 2022 Plan”, “Q2 2022 Plan” and “Q3 2022 Plan” respectively). The Company implemented restructuring plans in each quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the “Q1 2021 Plan”, “Q2 2021 Plan”, “Q3 2021 Plan” and “Q4 2021 Plan”, respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4, Restructuring and Other Costs, Net, to the audited consolidated financial statements in the 2021 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2022 and 2021:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2022 Plan	40	$2,074	$1,122	$—	—	$3,196	Q4 FY2022	—
Q2 2022 Plan	243	7,336	2,052	—	—	9,388	Q3 FY2022	—
Q1 2022 Plan	81	5,832	399	—	—	6,231	Q4 FY2022	—
Q4 2021 Plan	31	3,139	77	150	—	3,366	Q3 FY2022	Q1 FY2023
Q3 2021 Plan	39	420	366	—	—	786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
The Company has terminated various contractual commitments in connection with certain disposal activities and has recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. The Company recorded net pre-tax (gains) charges of $(0.1) million and $7.9 million in the Discovery & Analytical Solutions segment during the three and nine months ended October 2, 2022, respectively, as a result of these contract terminations. The Company recorded net pre-tax gains of $0.1 million in the Diagnostics segment during the nine months ended October 2, 2022, as a result of changes in estimates from prior contract terminations.
The Company recorded pre-tax charges of $1.4 million associated with closure of facilities during the nine months ended October 2, 2022 in the Discovery & Analytical Solutions segment. The Company recorded pre-tax charges of $0.2 million associated with closure of facilities during the nine months ended October 2, 2022 in the Diagnostics segment. The Company expects to make payments on these relocation activities through end of fiscal year 2023.

Note 6: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Interest income	$(667)	$(544)	$(2,024)	$(1,322)
Interest expense	25,931	43,531	81,447	74,407
Change in fair value of financial securities	5,106	19,365	14,321	(8,566)
Other components of net periodic pension credit	(2,602)	(3,537)	(7,718)	(10,583)
Other expense, net	870	1,734	5,814	796
Total interest and other expense, net	$28,638	$60,549	$91,840	$54,732

Note 7: Inventories

Inventories consisted of the following:

	October 2, 2022	January 2, 2022
	(In thousands)
Raw materials	$175,043	$166,486
Work in progress	65,486	63,580
Finished goods	137,727	195,824
Total inventories	$378,256	$425,890

Note 8: Debt

The Company’s debt consisted of the following:

	October 2, 2022
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,821)	$(2,821)
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	791,949	(325)	(3,598)	788,026
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 ("2026 Notes")	489,400	(1,856)	(1,904)	485,640
1.900% Senior Unsecured Notes due in 2028 (“2028 Notes”)	500,000	(312)	(3,759)	495,929
3.3% Senior Unsecured Notes due in 2029 (“2029 Notes”)	850,000	(2,049)	(5,671)	842,280
2.55% Senior Unsecured Notes due in March 2031 ("March 2031 Notes")	400,000	(116)	(3,038)	396,846
2.250% Senior Unsecured Notes due in September 2031 (“September 2031 Notes”)	500,000	(1,381)	(3,925)	494,694
3.625% Senior Unsecured Notes due in 2051 (“2051 Notes”)	400,000	(4)	(4,249)	395,747
Other Debt Facilities, non-current	1,926	—	—	1,926
Total Long-Term Debt	$3,933,275	$(6,043)	$(28,965)	$3,898,267
Current Portion of Long-term Debt:
0.550% Senior Unsecured Notes due in 2023 (“2023 Notes”)	500,000	(86)	(1,177)	498,737
Other Debt Facilities, current	4,812	—	—	4,812
Total	$4,438,087	$(6,129)	$(30,142)	$4,401,816

During the third quarter of fiscal year 2022, the Company repurchased $8.1 million in aggregate principal amount of the 2024 Notes in open market transactions. In October 2022, the Company repurchased $32.9 million in aggregate principal amount of the 2023 Notes and $12.7 million in aggregate principal amount of the 2024 Notes in open market transactions.

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

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Number of common shares—basic	126,155	114,508	126,139	112,836
Effect of dilutive securities:
Stock options	228	365	272	367
Restricted stock awards	157	149	133	104
Number of common shares—diluted	126,540	115,022	126,544	113,307
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	608	90	600	237
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
The principal products and services of the Company’s two operating segments are:
•Discovery & Analytical Solutions. Provides products and services targeted towards the life sciences market.
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Discovery & Analytical Solutions
Product revenue	$280,115	$174,715	$846,730	$480,182
Service revenue	32,668	32,796	98,754	97,189
Total revenue	312,783	207,511	945,484	577,371
Operating income (loss) from continuing operations	32,631	(19,263)	106,005	50,624
Diagnostics
Product revenue	325,342	467,413	1,137,985	1,461,384
Service revenue	73,678	186,392	487,139	761,143
Total revenue	399,020	653,805	1,625,124	2,222,527
Operating income from continuing operations	94,654	237,903	553,898	965,650
Corporate
Operating loss from continuing operations	(16,505)	(23,079)	(54,673)	(57,664)
Continuing Operations
Product revenue	605,457	642,128	1,984,715	1,941,566
Service revenue	106,346	219,188	585,893	858,332
Total revenue	711,803	861,316	2,570,608	2,799,898
Operating income from continuing operations	110,780	195,561	605,230	958,610
Interest and other expense, net	28,638	60,549	91,840	54,732
Income from continuing operations before income taxes	$82,142	$135,012	$513,390	$903,878

Note 11: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	October 2, 2022	January 2, 2022
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(648,905)	$(161,810)
Unrecognized prior service costs, net of income taxes	(842)	(842)
Unrealized net losses on securities, net of income taxes	(35)	(40)
Accumulated other comprehensive loss	$(649,782)	$(162,692)

Stock Repurchases:
On July 31, 2020, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the “Repurchase Program”). On July 22, 2022, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $300.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on July 22, 2024 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended October 2, 2022, the Company had no stock repurchases under the Repurchase Program or the New Repurchase Program. As of October 2, 2022, $300.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended October 2, 2022, the Company repurchased 624 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the nine months ended October 2, 2022, the Company repurchased 70,653 shares of common stock for this purpose at an aggregate cost of $12.8 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2022 and in each quarter of fiscal year 2021. At October 2, 2022, the Company had accrued $8.8 million for dividends declared on July 22, 2022 for the third quarter of fiscal year 2022 that was paid on November 11, 2022. On October 26, 2022, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2022 that will be payable in February 2023. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The changes in the carrying amount of goodwill for the nine months ended October 2, 2022 were as follows:

	Discovery & Analytical Solutions	Diagnostics	Consolidated
	(In thousands)
Balance at January 2, 2022	$4,656,769	$1,970,350	$6,627,119
Foreign currency translation	(175,974)	(74,611)	(250,585)
Acquisitions, earn-outs and other	(6,919)	3,712	(3,207)
Balance at October 2, 2022	$4,473,876	$1,899,451	$6,373,327
Identifiable intangible asset balances by category were as follows:

	October 2, 2022	January 2, 2022
	(In thousands)
Patents	$28,000	$28,233
Less: Accumulated amortization	(25,997)	(25,893)
Net patents	2,003	2,340
Trade names and trademarks	143,217	156,864
Less: Accumulated amortization	(58,819)	(53,975)
Net trade names and trademarks	84,398	102,889
Licenses	62,537	62,627
Less: Accumulated amortization	(53,801)	(52,638)
Net licenses	8,736	9,989
Core technology	1,506,442	1,589,264
Less: Accumulated amortization	(397,785)	(331,906)
Net core technology	1,108,657	1,257,358
Customer relationships	2,896,035	3,033,870
Less: Accumulated amortization	(703,560)	(590,519)
Net customer relationships	2,192,475	2,443,351
In-process research and development	4,874	5,920
Total	$3,401,143	$3,821,847
Total amortization expense related to amortizable intangible assets was $91.5 million and $280.5 million for the three and nine months ended October 2, 2022, respectively, and $63.3 million and $158.6 million for the three and nine months ended October 3, 2021, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $90.5 million for the remainder of fiscal year 2022, $356.6 million for fiscal year 2023, $348.9 million for fiscal year 2024, $328.8 million for fiscal year 2025, and $321.9 million for fiscal year 2026.

Note 13: Derivatives and Hedging Activities
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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro, Singapore Dollar and Swedish Krona. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $348.3 million, $371.9 million and $398.6 million at October 2, 2022, January 2, 2022 and October 3, 2021, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 2, 2022 and October 3, 2021.
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
The outstanding forward exchange contracts designated as economic hedges, which were intended to hedge movements in foreign exchange rates prior to the settlement of certain intercompany loan agreements included combined U.S. Dollar notional amounts of $360.2 million as of January 2, 2022, and combined U.S. Dollar notional amounts of $548.7 million as of October 3, 2021. The net gains and losses on these derivatives, combined with the gains and losses on the remeasurement of the hedged intercompany loans were not material for each of the three and nine months ended October 2, 2022 and October 3, 2021. The Company paid $0.8 million and received $2.9 million during the nine months ended October 2, 2022 and October 3, 2021, respectively, from the settlement of these hedges.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 2, 2022, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $9.5 million and $57.4 million for the three and nine months ended October 2, 2022, respectively, and $7.5 million and $26.6 million for the three and nine months ended October 3, 2021, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 14: Fair Value Measurements

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable including certain long-term receivables and debt securities. The Company believes it had no significant concentrations of credit risk as of October 2, 2022.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 2, 2022. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition-related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of October 2, 2022 and January 2, 2022 classified in one of the three classifications described above:

		Fair Value Measurements at October 2, 2022 Using:
	Total Carrying Value at October 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$12,746	$12,746	$—	$—
Foreign exchange derivative assets	2,175	—	2,175	—
Foreign exchange derivative liabilities	(2,195)	—	(2,195)	—
Contingent consideration	(44,574)	—	—	(44,574)

		Fair Value Measurements at January 2, 2022 Using:
	Total Carrying Value at January 2, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$53,073	$53,073	$—	$—
Foreign exchange derivative assets	3,765	—	3,765	—
Foreign exchange derivative liabilities	(3,463)	—	(3,463)	—
Contingent consideration	(57,996)	—	—	(57,996)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both October 2, 2022 and January 2, 2022, none of the master netting arrangements involved collateral.
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
The fair values of contingent consideration are calculated on a quarterly basis based on a collaborative effort of the Company’s operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards achieving the revenue targets as compared to initial projections, with the impact of such adjustments being recorded in the Company’s condensed consolidated statements of operations.
A reconciliation of the beginning and ending Level 3 net liabilities for contingent consideration is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Balance at beginning of period	$(48,593)	$(3,334)	$(57,996)	$(2,953)
Additions	—	(33,431)	(4,961)	(33,431)
Amounts paid and foreign currency translation	1,887	615	5,213	711
Adjustments recognized in goodwill	—	—	12,400	—
Change in fair value (included within selling, general and administrative expenses)	2,132	(1,075)	770	(1,552)
Balance at end of period	$(44,574)	$(37,225)	$(44,574)	$(37,225)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had a fair value of $3,743.6 million and a carrying value of $4,397.9 million as of October 2, 2022. The Company’s outstanding senior unsecured notes had a fair value of $4,612.8 million and a carrying value of $4,479.5 million as of January 2, 2022. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior revolving and term loan credit facilities, had an aggregate carrying value of $3.9 million and $504.5 million as of October 2, 2022 and January 2, 2022, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 15: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $12.3 million and $11.9 million as of October 2, 2022 and January 2, 2022, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 2, 2022 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
The principal products and services of our two operating segments are:
•Discovery & Analytical Solutions. Provides products and services targeted towards the life sciences market.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, immunodiagnostics and applied genomics markets.
Overview of the Third Quarter of Fiscal Year 2022
Our overall revenue in the third quarter of fiscal year 2022 was $711.8 million which decreased by $149.5 million, or 17.4%, as compared to the third quarter of fiscal year 2021, reflecting a decrease of $254.8 million, or 39%, in our Diagnostics segment revenue, which was partially offset by an increase of $105.3 million, or 51%, in our Discovery & Analytical Solutions segment revenue. The decrease in our Diagnostics segment revenue for the third quarter of fiscal year 2022 was driven by a decrease in revenue from our COVID-19 product offerings of $231.2 million and a decrease of approximately 6% in revenue attributable to unfavorable changes in foreign exchange rates, partially offset by an increase in revenue from our core portfolio of $17.0 million. The increase in our Discovery & Analytical Solutions segment revenue for the third quarter of fiscal year 2022 was driven by a 42% increase in revenue attributable to acquisitions and divestitures, and an increase of $105.3 million in our life sciences market revenue, partially offset by a 5% decrease in revenue due to unfavorable changes in foreign exchange rates.
Our consolidated gross margins decreased 352 basis points in the third quarter of fiscal year 2022, as compared to the third quarter of fiscal year 2021, primarily due to increased amortization of acquired intangible assets and lower COVID-19 revenue partially offset by a favorable shift in product mix and service productivity. For the third quarter of fiscal year 2022, supply chain disruptions and inflation did not materially impact our results of operations as compared to the third quarter of fiscal year 2021 as the effects of our initiatives to reduce transportation costs more than offset the impact of inflation on our raw materials purchases. Our consolidated operating margins decreased 714 basis points in the third quarter of fiscal year 2022, as compared to the third quarter of fiscal year 2021, primarily due to lower COVID-19 revenue, increased costs related to amortization of acquired intangible assets, and investments in new product development and growth initiatives.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (our “2021 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 2, 2022.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended October 2, 2022 was $711.8 million, as compared to $861.3 million for the three months ended October 3, 2021, a decrease of $149.5 million, or approximately 17.4%, which includes an approximate 11% increase in revenue attributable to acquisitions and divestitures, partially offset by a 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended October 2, 2022 as compared to the three months ended October 3, 2021 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $399.0 million for the three months ended October 2, 2022, as compared to $653.8 million for the three months ended October 3, 2021, a decrease of $254.8 million, or 39%, primarily due to a decrease in revenue from our COVID-19 product offerings of $231.2 million and a decrease of approximately 6% in revenue attributable to unfavorable changes in foreign exchange rates, partially offset by an increase in revenue from our core portfolio of $17.0 million. Our Discovery & Analytical Solutions segment revenue was $312.8 million for the three months ended October 2, 2022, as compared to $207.5 million for the three months ended October 3, 2021, an increase of $105.3 million, or 51%, driven by a 42% increase in revenue attributable to acquisitions and divestitures, and an increase of $105.3 million in our life sciences market revenue, partially offset by a 5% decrease in revenue due to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended October 2, 2022 and October 3, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended October 2, 2022 was $2,570.6 million, as compared to $2,799.9 million for the nine months ended October 3, 2021, a decrease of $229.3 million, or approximately 8%, which includes an approximate 12% increase in revenue attributable to acquisitions and divestitures, partially offset by a 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021 and includes the effect of foreign exchange rate fluctuations, acquisitions and divestitures. Our Diagnostics segment revenue was $1,625.1 million for the nine months ended October 2, 2022, as compared to $2,222.5 million for the nine months ended October 3, 2021, a decrease of $597.4 million, or 27%, primarily due to a decrease in revenue from our COVID-19 product offerings of $597.9 million and a decrease of approximately 4% in revenue due to unfavorable changes in foreign exchange rates, which were partially offset by an increase in revenue across our core portfolio of $83.2 million. Our Discovery & Analytical Solutions segment revenue was $945.5 million for the nine months ended October 2, 2022, as compared to $577.4 million for the nine months ended October 3, 2021, an increase of $368.1 million, or 64%, driven by a 50% increase in revenue attributable to acquisitions and divestitures, and an increase of $368.1 million in our life sciences market revenue, partially offset by a decrease of approximately 3% in revenue due to unfavorable changes in foreign exchange rates. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for the nine months ended October 2, 2022 and $2.4 million of revenue for the nine months ended October 3, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended October 2, 2022 was $304.8 million, as compared to $338.5 million for the three months ended October 3, 2021, a decrease of $33.7 million, or approximately 10%. As a percentage of revenue, cost of revenue increased to 42.8% for the three months ended October 2, 2022, from 39.3% for the three months ended October 3, 2021, resulting in a decrease in gross margin of 352 basis points to 57.2% for the three months ended October 2, 2022, from 60.7% for the three months ended October 3, 2021. Amortization of intangible assets increased and was $35.3 million for the three months ended October 2, 2022, as compared to $28.5 million for the three months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $23.2 million for the three months ended October 2, 2022. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $11.3 million for the three months ended October 2, 2022, as compared to $9.4 million for the three months ended

October 3, 2021. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $1.5 million for the three months ended October 2, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for the three months ended October 2, 2022. The overall decrease in gross margin was partially offset by a favorable shift in product mix and service productivity.
Cost of revenue for the nine months ended October 2, 2022 was $1,017.1 million, as compared to $1,009.7 million for the nine months ended October 3, 2021, an increase of $7.4 million, or approximately 1%. As a percentage of revenue, cost of revenue increased to 39.6% for the nine months ended October 2, 2022, from 36.1% for the nine months ended October 3, 2021, resulting in a decrease in gross margin of 350 basis points to 60.4% for the nine months ended October 2, 2022, from 63.9% for the nine months ended October 3, 2021. For the nine months ended October 2, 2022, costs of goods sold increased by approximately $7.0 million, as compared to the nine months ended October 3, 2021, as a result of supply chain disruptions and inflation. Amortization of intangible assets increased and was $107.1 million for the nine months ended October 2, 2022, as compared to $64.3 million for the nine months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $68.8 million for the nine months ended October 2, 2022. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $45.0 million for the nine months ended October 2, 2022, as compared to $14.7 million for the nine months ended October 3, 2021. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $4.7 million for the nine months ended October 2, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.4 million for the nine months ended October 2, 2022. The overall decrease in gross margin was partially offset by a favorable shift in product mix and service productivity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 2, 2022 were $240.0 million, as compared to $275.9 million for the three months ended October 3, 2021, a decrease of $35.9 million, or 13%. As a percentage of revenue, selling, general and administrative expenses increased and were 33.7% for the three months ended October 2, 2022, as compared to 32.0% for the three months ended October 3, 2021. Amortization of intangible assets increased and was $56.2 million for the three months ended October 2, 2022, as compared to $34.8 million for the three months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $33.4 million for the three months ended October 2, 2022. Purchase accounting adjustments decreased expenses by $2.1 million for the three months ended October 2, 2022, which primarily consisted of a change in contingent consideration, as compared to adding incremental expense of $1.2 million for the three months ended October 3, 2021. Acquisition and divestiture-related expenses, which primarily consisted of legal, due diligence and integration costs, added an incremental expense of $5.7 million for the three months ended October 2, 2022, as compared to $46.4 million for the three months ended October 3, 2021. Asset impairment costs added an incremental expense of $3.9 million for the three months ended October 3, 2021. Legal and settlement costs for significant litigation matters, net of reversals, were $0.6 million for the three months ended October 2, 2022. In addition to the above items, the decrease in selling, general and administrative expenses was primarily the result of lower costs resulting from cost containment and productivity initiatives, which were partially offset by costs related to investments in people, digital capabilities, innovation, and recent acquisitions.
Selling, general and administrative expenses for the nine months ended October 2, 2022 were $765.7 million, as compared to $681.3 million for the nine months ended October 3, 2021, an increase of $84.4 million, or 12%. As a percentage of revenue, selling, general and administrative expenses increased and were 29.8% for the nine months ended October 2, 2022, as compared to 24.3% for the nine months ended October 3, 2021. Amortization of intangible assets increased and was $173.4 million for the nine months ended October 2, 2022, as compared to $94.3 million for the nine months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $101.9 million for the nine months ended October 2, 2022. Purchase accounting adjustments decreased expenses by $0.6 million for the nine months ended October 2, 2022, which primarily consisted of a change in contingent consideration, as compared to adding incremental expenses of $1.6 million for the nine months ended October 3, 2021. Acquisition and divestiture-related expenses, which primarily consisted of legal, due diligence and integration costs, added an incremental expense of $17.1 million for the nine months ended October 2, 2022, as compared to $54.3 million for the nine months ended October 3, 2021. Asset impairment costs added an incremental expense of $3.9 million for the nine months ended October 3, 2021. Legal and settlement costs for significant litigation matters, net of reversals, decreased expenses by $0.6 million for the nine months ended October 2, 2022. In addition to the above items, the increase in selling, general and administrative expenses was primarily the result of costs related to investments in people, digital capabilities, innovation, and recent acquisitions.

Research and Development Expenses
Research and development expenses for the three months ended October 2, 2022 were $53.5 million, as compared to $49.4 million for the three months ended October 3, 2021, an increase of $4.1 million, or 8%. The increase in research and development expenses from our recent acquisitions were $9.7 million for the three months ended October 2, 2022. As a percentage of revenue, research and development expenses increased and were 7.5% for the three months ended October 2, 2022, as compared to 5.7% for the three months ended October 3, 2021. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $1.3 million for the three months ended October 2, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for the three months ended October 2, 2022. Excluding the factors above, the net increase in research and development expenses was due to timing of non-COVID-19 investments in new product development, partially offset by a decrease in COVID-19 related research and development expenses.
Research and development expenses for the nine months ended October 2, 2022 were $167.1 million, as compared to $139.8 million for the nine months ended October 3, 2021, an increase of $27.3 million, or 20%. The increase in research and development expenses from our recent acquisitions were $29.3 million for the nine months ended October 2, 2022. As a percentage of revenue, research and development expenses increased and were 6.5% for the nine months ended October 2, 2022, as compared to 5.0% for the nine months ended October 3, 2021. Stock compensation related to awards given to BioLegend employees post-acquisition added an incremental expense of $4.1 million for the nine months ended October 2, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.2 million for the nine months ended October 2, 2022. Excluding the factors above, the net increase in research and development expenses was due to timing of non-COVID-19 investments in new product development, partially offset by a decrease in COVID-19 related research and development expenses.
Restructuring and Other Costs, Net
We implemented restructuring plans in the first, second and third quarters of fiscal year 2022 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the “Q1 2022 Plan”, “Q2 2022 Plan” and “Q3 2022 Plan”, respectively). We implemented restructuring plans in each quarter of fiscal year 2021 consisting of workforce reductions principally intended to realign resources to emphasize growth initiatives and integrate new acquisitions (the “Q1 2021 Plan”, “Q2 2021 Plan”, “Q3 2021 Plan” and “Q4 2021 Plan”, respectively). Details of the plans initiated in previous years (the “Previous Plans”) are discussed more fully in Note 4, Restructuring and Other Costs, Net, to our audited consolidated financial statements in the 2021 Form 10-K.
The following table summarizes the reductions in headcount, the initial restructuring or contract termination charges by reporting segment, and the dates by which payments were substantially completed, or the dates by which payments are expected to be substantially completed, for restructuring actions implemented during fiscal years 2022 and 2021:

	Workforce Reductions			Closure of Excess Facility		Total	(Expected) Date Payments Substantially Completed by
	Headcount Reduction	Discovery & Analytical Solutions	Diagnostics	Discovery & Analytical Solutions	Diagnostics		Severance	Excess Facility

	(In thousands, except headcount data)
Q3 2022 Plan	40	$2,074	$1,122	$—	—	$3,196	Q4 FY2022	—
Q2 2022 Plan	243	7,336	2,052	—	—	9,388	Q3 FY2022	—
Q1 2022 Plan	81	5,832	399	—	—	6,231	Q4 FY2022	—
Q4 2021 Plan	31	3,139	77	150	—	3,366	Q3 FY2022	Q1 FY2023
Q3 2021 Plan	39	420	366	—	—	786	Q2 FY2022	—
Q2 2021 Plan	25	968	564	—	—	1,532	Q1 FY2022	—
Q1 2021 Plan	77	3,941	1,615	—	—	5,556	Q4 FY2021	—
We terminated various contractual commitments in connection with certain disposal activities and have recorded charges for the costs of terminating these contracts before the end of their terms and the costs that will continue to be incurred for the remaining terms without economic benefit to the Company. We recorded net pre-tax (gains) charges of $(0.1) million and $7.9 million in the Discovery & Analytical Solutions segment during the three and nine months ended October 2, 2022, respectively, as a result of these contract terminations. We recorded net pre-tax gains of $0.1 million in the Diagnostics segment during the nine months ended October 2, 2022, as a result of changes in estimates from prior contract terminations.
We recorded pre-tax charges of $1.4 million associated with closure of facilities during the nine months ended October 2, 2022 in the Discovery & Analytical Solutions segment. We recorded pre-tax charges of $0.2 million associated with closure of facilities during the nine months ended October 2, 2022 in the Diagnostics segment. We expect to make payments on these relocation activities through end of fiscal year 2022.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Interest income	$(667)	$(544)	$(2,024)	$(1,322)
Interest expense	25,931	43,531	81,447	74,407
Change in fair value of financial securities	5,106	19,365	14,321	(8,566)
Other components of net periodic pension credit	(2,602)	(3,537)	(7,718)	(10,583)
Other expense, net	870	1,734	5,814	796
Total interest and other expense, net	$28,638	$60,549	$91,840	$54,732
The decrease in interest and other expense, net, for the three months ended October 2, 2022, as compared to the three months ended October 3, 2021, was primarily due to a decrease of $17.6 million in interest expense, a decrease in the change in fair value of financial securities of $14.3 million, and a decrease in other expense, net of $0.9 million, partially offset by an increase in other components of net periodic pension cost of $0.9 million. Interest expense for the three months ended October 2, 2022 was lower, as compared to interest expense for the three months ended October 3, 2021, primarily due to a one-time $23.3 million of bridge financing and debt pre-issuance hedging costs that were recognized in expense in the third quarter of fiscal year 2021.

The increase in interest and other expense, net, for the nine months ended October 2, 2022, as compared to the nine months ended October 3, 2021, was primarily due to an increase of $7.0 million in interest expense, which was the result of an overall increase in debt, a change in fair value of financial securities of $14.3 million that was recognized during the nine months ended October 2, 2022 as compared to $(8.6) million that was recognized during the nine months ended October 3, 2021, an increase in other components of net periodic pension cost of $2.9 million and an increase in other expense, net of $5.0 million.
Provision for Income Taxes
The provision for income taxes from continuing operations was $12.6 million for the three months ended October 2, 2022, as compared to $27.4 million for the three months ended October 3, 2021. The provision for income taxes from continuing operations was $98.2 million for the nine months ended October 2, 2022, as compared to $198.5 million for the nine months ended October 3, 2021.
The effective tax rate from continuing operations was 15.4% and 19.1% for the three and nine months ended October 2, 2022, respectively, as compared to 20.3% and 22.0% for the three and nine months ended October 3, 2021, respectively. The lower effective tax rate during the three and nine months ended October 2, 2022, as compared to the three and nine months ended October 3, 2021, was primarily due to projected lower income in certain higher tax rate jurisdictions in fiscal year 2022 as compared to fiscal year 2021, and a one-time discrete expense of $13.7 million due to the remeasurement of deferred tax liabilities in connection with a rate change in the United Kingdom that was recorded in the three months ended October 3, 2021.
During the three months ended October 2, 2022, we recorded a net discrete benefit of $2.8 million, primarily related to a $2.2 million remeasurement of U.S. state deferred tax liabilities, a net change in tax reserves of $0.6 million and excess tax benefits on stock compensation of $0.3 million, offset by return to provision adjustments of $0.3 million. During the nine months ended October 2, 2022, we recorded a net discrete benefit of $3.7 million, primarily related to a $1.7 million remeasurement of U.S. state and foreign deferred tax liabilities, excess tax benefits on stock compensation of $1.8 million, a net change in tax reserves of $0.1 million and return to provision adjustments of $0.1 million.
The net tax benefit related to discrete items in the third quarter of fiscal year 2021 was $0.3 million, primarily related to a $1.2 million remeasurement of foreign deferred tax liabilities and excess tax benefits on stock compensation of $0.6 million, offset by an increase in tax reserves of $1.4 million and return to provision adjustments of $0.1 million. The discrete tax expense for the nine months ended October 3, 2021 included $13.7 million due to the remeasurement of United Kingdom deferred tax liabilities on long-lived purchase accounting intangibles and a $1.5 million tax benefit related to other net United Kingdom deferred tax assets and liabilities in connection with the United Kingdom rate change. The remaining discrete tax benefit for the nine months ended October 3, 2021, excluding the United Kingdom rate change, was $5.1 million, primarily related to excess tax benefits on stock compensation of $4.5 million and $6.4 million resulting from a transaction that was completed during the second quarter of fiscal year 2021, offset by an accrual for uncertain tax positions of $3.9 million, and return to provision adjustments of $1.9 million.

Reporting Segment Results of Continuing Operations
Discovery & Analytical Solutions
Revenue for the three months ended October 2, 2022 was $312.8 million, as compared to $207.5 million for the three months ended October 3, 2021, an increase of $105.3 million, or 51%, which includes an approximate 42% increase in revenue attributable to acquisitions and divestitures and a decrease of approximately 5% in revenue attributable to unfavorable changes in foreign exchange rates. The life sciences market revenue increased by $105.3 million as a result of an increase in revenue from businesses acquired in fiscal year 2021 along with organic growth in our pharmaceutical and biotechnology markets.
Revenue for the nine months ended October 2, 2022 was $945.5 million, as compared to $577.4 million for the nine months ended October 3, 2021, an increase of $368.1 million, or 64%, which includes an approximate 50% increase in revenue attributable to acquisitions and divestitures and a decrease of approximately 3% in revenue attributable to unfavorable changes in foreign exchange rates. The life sciences market revenue increased by $368.1 million as a result of an increase in revenue from businesses acquired in fiscal year 2021 along with organic growth in our pharmaceutical and biotechnology markets.
Operating income (loss) from continuing operations for the three months ended October 2, 2022 was $32.6 million, as compared to $(19.3) million for the three months ended October 3, 2021, an increase of $51.9 million, or 269%. Amortization of intangible assets was $64.4 million for the three months ended October 2, 2022, as compared to $25.8 million for the three months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $51.5 million for the three months ended October 2, 2022. Restructuring and other charges, net, were $1.6 million for the three months ended

October 2, 2022, as compared to $1.4 million for the three months ended October 3, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $11.1 million for the three months ended October 2, 2022, as compared to $5.5 million for the three months ended October 3, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $6.6 million for the three months ended October 2, 2022, as compared to $44.6 million for the three months ended October 3, 2021. Legal and settlement costs for significant litigation matters, net of reversals, increased expenses by $0.6 million for the three months ended October 2, 2022. Excluding the factors noted above, operating income increased for the three months ended October 2, 2022, as compared to the three months ended October 3, 2021, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Operating income from continuing operations for the nine months ended October 2, 2022 was $106.0 million, as compared to $50.6 million for the nine months ended October 3, 2021, an increase of $55.4 million, or 109%. Amortization of intangible assets was $185.1 million for the nine months ended October 2, 2022, as compared to $50.9 million for the nine months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $154.3 million for the nine months ended October 2, 2022. Restructuring and other charges, net, were $11.7 million for the nine months ended October 2, 2022, as compared to $6.9 million for the nine months ended October 3, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $44.2 million for the nine months ended October 2, 2022, as compared to $7.2 million for the nine months ended October 3, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $11.2 million for the nine months ended October 2, 2022, as compared to $48.7 million for the nine months ended October 3, 2021. Legal and settlement costs for significant litigation matters, net of reversals, decreased expenses by $0.6 million for the nine months ended October 2, 2022. Excluding the factors noted above, operating income increased for the nine months ended October 2, 2022, as compared to the nine months ended October 3, 2021, primarily as a result of higher sales volume and favorable product mix, partially offset by increased investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended October 2, 2022 was $399.0 million, as compared to $653.8 million for the three months ended October 3, 2021, a decrease of $254.8 million, or 39%, which includes a 6% decrease in revenue attributable to unfavorable changes in foreign exchange rates, partially offset by an increase of approximately 1% in revenue attributable to acquisitions and divestitures. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue in our Diagnostics segment for each of the three months ended October 2, 2022 and October 3, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The decrease in our Diagnostics segment revenue for the three months ended October 2, 2022 was due to a decrease in revenue from our COVID-19 product offerings of $231.2 million and a decrease of approximately 6% in revenue due to unfavorable changes in foreign exchange rates, partially offset by an increase in revenue from our core portfolio of $17.0 million.
Revenue for the nine months ended October 2, 2022 was $1,625.1 million, as compared to $2,222.5 million for the nine months ended October 3, 2021, a decrease of $597.4 million, or 27%, which includes a 4% decrease in revenue attributable to unfavorable changes in foreign exchange rates, partially offset by an increase of approximately 2% in revenue attributable to acquisitions and divestitures. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue in our Diagnostics segment for each of the nine months ended October 2, 2022 and October 3, 2021 that otherwise would have been recorded by the acquired businesses during each of the respective periods. The decrease in our Diagnostics segment revenue for the nine months ended October 2, 2022 was due to a decrease in revenue from our COVID-19 product offerings of $597.9 million and a decrease of approximately 4% in revenue due to unfavorable changes in foreign exchange rates, which were partially offset by increase in revenue across our core portfolio of $83.2 million. Due to the termination of our contract with the California Department of Public Health, we recognized the contract liability pertaining to the nonrefundable prepayment amounting to $117.8 million as revenue in the second quarter of fiscal year 2022.
Operating income from continuing operations for the three months ended October 2, 2022 was $94.7 million, as compared to $237.9 million for the three months ended October 3, 2021, a decrease of $143.2 million, or 60%. Amortization of intangible assets decreased and was $27.1 million for the three months ended October 2, 2022, as compared to $37.5 million for the three months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $5.1 million for the three months ended October 2, 2022. Restructuring and other charges, net, were $1.2 million for the three months ended October 2, 2022, as compared to $0.6 million for the three months ended October 3, 2021. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.3 million for the three months ended October 2, 2022, as compared to $3.9 million for the three months ended October 3, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $0.2 million for the three months ended

October 2, 2022, as compared to $3.2 million for the three months ended October 3, 2021. Excluding the factors noted above, operating income decreased for the three months ended October 2, 2022, as compared to the three months ended October 3, 2021, primarily as a result of lower sales volume related to COVID-19 product offerings and unfavorable product mix.
Operating income from continuing operations for the nine months ended October 2, 2022 was $553.9 million, as compared to $965.7 million for the nine months ended October 3, 2021, a decrease of $411.8 million, or 43%. Amortization of intangible assets decreased and was $95.4 million for the nine months ended October 2, 2022, as compared to $107.7 million for the nine months ended October 3, 2021. Amortization of intangible assets from our recent acquisitions amounted to $16.3 million for the nine months ended October 2, 2022. Restructuring and other charges, net, were $3.7 million for each of the nine months ended October 2, 2022 and October 3, 2021, respectively. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions was $0.8 million for the nine months ended October 2, 2022, as compared to $7.6 million for the nine months ended October 3, 2021. Acquisition and divestiture-related expenses, contingent consideration and other costs added an incremental expense of $15.2 million for the nine months ended October 2, 2022, as compared to $9.8 million for the nine months ended October 3, 2021. Excluding the factors noted above, operating income decreased for the nine months ended October 2, 2022, as compared to the nine months ended October 3, 2021, primarily as a result of lower sales volume related to COVID-19 product offerings and unfavorable product mix.

Discontinued Operations
In August 2022, we entered into a Master Purchase and Sale Agreement (the “Purchase Agreement”) with Polaris Purchaser, L.P. (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), under which we agreed to sell to the Purchaser certain assets and the equity interests of certain entities constituting our Analytical, Food and Enterprise Services businesses (the “Business”) (as further defined in the Purchase Agreement), for cash consideration of up to approximately $2.45 billion and the Purchaser’s assumption of certain liabilities relating to the Business (collectively, the “Transaction”). Approximately $2.30 billion of the purchase price will be payable in connection with the closing, subject to certain customary adjustments, which includes $75.0 million in deferred payments tied to the transfer of the PerkinElmer brand and related trademarks to the Purchaser (which may be completed within 24 months following the date of the closing at our election). The Purchase Agreement also provides for potential post-closing payments totaling up to $150.0 million, which are contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The Transaction is expected to close in the first quarter of fiscal year 2023, subject to regulatory approvals and other customary closing conditions. The Business had been recorded in the Discovery & Analytical Solutions segment. The sale of the Business represents a strategic shift that will have a major effect on our operations and financial statements. Accordingly, we have classified the assets and liabilities related to the Business as assets and liabilities of discontinued operations in our consolidated balance sheets and results of operations are classified as income from discontinued operations in our consolidated statements of operations.
The summary pre-tax operating results of the discontinued operations, were as follows for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Revenue	$320,616	$305,369	$950,821	$902,946
Cost of revenue	208,669	196,393	639,937	590,960
Selling, general and administrative expenses	71,893	63,173	210,535	190,920
Research and development expenses	14,174	19,187	50,575	54,895
Restructuring and other costs, net	487	200	13,130	2,501
Operating income	25,393	26,416	36,644	63,670
Other expense (income), net	213	(240)	640	(659)
Income from discontinued operations before income taxes	$25,180	$26,656	$36,004	$64,329
We recorded a tax provision on discontinued operations and dispositions of $9.3 million and $6.5 million for the three months ended October 2, 2022 and October 3, 2021, respectively. We recorded a tax provision on discontinued operations and dispositions of $9.7 million and $16.7 million for the nine months ended October 2, 2022 and October 3, 2021, respectively.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations, borrowing capacity available under our senior unsecured credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans. The proposed sale of the Business classified as discontinued operations, which is expected to close in the first quarter of fiscal year 2023, is expected to generate approximately $2.23 billion of proceeds. The Company expects to use these proceeds through a combination of funding upcoming debt maturities, opportunistic share repurchases and continued strategic and value creating acquisitions.
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
At October 2, 2022, we had cash and cash equivalents of $400.7 million, of which $106.3 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at October 2, 2022.
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
On July 31, 2020, our Board of Directors (the “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the “Repurchase Program”). On July 22, 2022, the Repurchase Program was terminated by the Board and the Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on July 22, 2024 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended October 2, 2022, we had no stock repurchases under the Repurchase Program or the New Repurchase

Program. As of October 2, 2022, $300.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.
As of October 2, 2022, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $102.1 million. As of October 2, 2022, we have recorded contingent consideration obligations of $44.6 million, of which $5.3 million was recorded in accrued expenses and other current liabilities, and $39.3 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods does not exceed 6.2 years from October 2, 2022, and the remaining weighted average expected earnout period at October 2, 2022 was 5.1 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the nine months ended October 2, 2022, we contributed $5.0 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $1.2 million by the end of fiscal year 2022. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Cash Flows
Operating Activities. Net cash provided by continuing operations was $545.3 million for the nine months ended October 2, 2022, as compared to $994.5 million for the nine months ended October 3, 2021, a decrease of $449.2 million, primarily due to lower profitability and more cash used in working capital during the nine months ended October 2, 2022 as compared to the nine months ended October 3, 2021. The cash provided by operating activities for the nine months ended October 2, 2022 was principally a result of income from continuing operations of $415.2 million, and adjustments for non-cash charges aggregating to $442.5 million, including depreciation and amortization of $322.8 million, partially offset by net cash usage in working capital of $312.4 million. The cash provided by operating activities for the nine months ended October 3, 2021 was principally a result of income from continuing operations of $705.3 million, and adjustments for non-cash charges aggregating to $237.5 million, including depreciation and amortization of $197.4 million, as well as net cash provided by working capital of $51.7 million. During the nine months ended October 2, 2022, we contributed $5.0 million, in the aggregate, to pension plans outside of the United States.

Investing Activities. Net cash used in investing activities of our continuing operations was $97.7 million for the nine months ended October 2, 2022, as compared to $4,044.4 million for the nine months ended October 3, 2021, a decrease of $3,946.7 million. For the nine months ended October 2, 2022, the net cash used for capital expenditures and acquisitions were $59.5 million and $7.8 million, respectively, as compared to $59.1 million and $3,967.7 million, respectively, for the nine months ended October 3, 2021. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. The cash used for acquisitions in fiscal year 2021 primarily included the cash component of the purchase price consideration to acquire BioLegend, Inc. During the nine months ended October 2, 2022, purchases of investments were $45.0 million as compared to $19.1 million during the nine months ended October 3, 2021. The cash used in investing activities during the nine months ended October 2, 2022 was partially offset by proceeds from disposition of businesses and assets of $5.7 million during the nine months ended October 2, 2022, as compared to $1.5 million during the nine months ended October 3, 2021. In addition, proceeds from notes receivable were $8.9 million during the nine months ended October 2, 2022.
Financing Activities. Net cash used in financing activities of our continuing operations was $585.1 million for the nine months ended October 2, 2022, as compared to net cash provided by financing activities of $3,080.7 million for the nine months ended October 3, 2021, a decrease in net cash provided by financing activities of $3,665.8 million. During the nine months ended October 2, 2022, we made net payments of $508.0 million, as compared to net borrowings of $3,155.9 million during the nine months ended October 3, 2021. The changes reflect financing transactions in fiscal year 2021 to finance acquisitions and to refinance borrowings as compared to our intentions to pay down debt in fiscal year 2022, which we expect to continue in the fourth quarter of fiscal year 2022 and throughout fiscal year 2023. During the nine months ended October 2, 2022, we repurchased shares of our common stock for a total cost of $56.1 million, as compared to $73.0 million in the prior period. During the nine months ended October 2, 2022, we paid $26.5 million in dividends as compared to $23.5 million for the nine months ended October 3, 2021. We paid $0.8 million in settlement of hedges during the nine months ended October 2, 2022, as compared to $1.5 million for the nine months ended October 3, 2021. The cash used in financing activities during the nine months ended October 2, 2022 was partially offset by proceeds from the issuance of common stock under our stock plans of $6.3 million during the nine months ended October 2, 2022, as compared to $22.8 million for the nine months ended October 3, 2021.
Borrowing Arrangements
During the third quarter of fiscal year 2022, we repaid the remaining $50.0 million of the term loan facility. Since the beginning of the third quarter of fiscal year 2022, we have repurchased $32.9 million in aggregate principal amount of our 0.550% senior unsecured notes due in September 2023 (the “2023 Notes”) and $20.7 million in aggregate principal amount of our 0.850% senior unsecured notes due in September 2024 (the “2024 Notes”), and we expect to continue repurchasing outstanding 2023 Notes and 2024 Notes from time to time, subject to market conditions. See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2021 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2022 and in each quarter of fiscal year 2021. At October 2, 2022, we had accrued $8.8 million for dividends declared on July 22, 2022 for the third quarter of fiscal year 2022 that was paid on November 11, 2022. On October 26, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2022 that will be payable in February 2023. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2021 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended January 2, 2022.
We have not adopted any new accounting pronouncements during the nine months ended October 2, 2022, and there were no recently issued accounting pronouncements that are expected to have a significant impact on our financial statements.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt, however, there is $6.7 million of variable rate instruments. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures.
Interest Rate Risk—Sensitivity. Our 2021 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2021 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 2, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 2, 2022 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our Diagnostics segment experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings during fiscal years 2020 and 2021, as well as from the COVID-19 testing laboratory facilities we developed to service the State of California and the United Kingdom. The laboratory in the United Kingdom closed earlier in 2022 and the laboratory in the State of California closed in the second quarter of 2022. As a result of these closures, and the general reduction in COVID-19 testing spending by our customers, the demand for these products and services has declined in fiscal year 2022 and we expect it will continue to decline during the remainder of fiscal year 2022, with revenue and valuation of our inventory largely contingent upon consumer demand for COVID-19 testing as well as our ability to develop and produce COVID-19 products.
Our growth and profitability is subject to global economic and political conditions, and operational disruptions at our facilities.
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
As of October 2, 2022, our total assets included $9.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “indefinite-lived”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Our senior unsecured revolving credit facility, senior unsecured notes due in 2023 (“2023 Notes”), senior unsecured notes due in 2024 (“2024 Notes”), senior unsecured notes due in 2026 (“2026 Notes”), senior unsecured notes due in 2028 (“2028 Notes”), senior unsecured notes due in 2029 (“2029 Notes”), senior unsecured notes due in 2031 (“March 2031 Notes”), senior unsecured notes due in 2031 (“September 2031 Notes”) and senior unsecured notes due in 2051 (“2051 Notes”) include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the 2023 Notes, the 2024 Notes, the 2026 Notes, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes, the 2051 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
On July 22, 2022, we announced that our Board of Directors (our "Board") had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2022 that was paid on November 11, 2022. On October 26, 2022, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2022 that will be payable in February 2023. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
    Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2022—July 31, 2022	172	$133.68	—	$300,000,000
August 1, 2022—August 28, 2022	204	157.31	—	300,000,000
August 29, 2022—October 2, 2022	248	136.07	—	300,000,000
Activity for quarter ended October 2, 2022	624	$142.35	—	$300,000,000
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended October 2, 2022, we repurchased 624 shares of common stock for this purpose at an aggregate cost of $0.1 million. During the nine months ended October 2, 2022, we repurchased 70,653 shares of common stock for this purpose at an aggregate cost of $12.8 million.

(2)On July 31, 2020, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $250.0 million under a stock repurchase program (the “Repurchase Program”). On July 22, 2022, the Repurchase Program was terminated by the Board and the Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on July 22, 2024 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended October 2, 2022, we had no stock repurchases under the Repurchase Program or the New Repurchase Program. As of October 2, 2022, $300.0 million remained available for aggregate repurchases of shares under the New Repurchase Program.

Item 6.Exhibits

Exhibit Number	Exhibit Name
2.1*
Master Purchase and Sale Agreement, dated as of August 1, 2022, by and between PerkinElmer, Inc. and Polaris Purchaser, L.P., filed with the Commission on August 5, 2022 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.1
Employment Agreement by and between Maxwell Krakowiak and PerkinElmer, Inc. dated as of August 16, 2022, filed with the Commission on August 17, 2022 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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
____________________________
* The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies of any of such exhibits or schedules to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended October 2, 2022 (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2022 and October 3, 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2022 and October 3, 2021, (iv) Condensed Consolidated Balance Sheets at October 2, 2022 and January 2, 2022, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended October 2, 2022 and October 3, 2021, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2022 and October 3, 2021, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERKINELMER, INC.

November 14, 2022	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PERKINELMER, INC.

November 14, 2022	By:	/s/ ANDREW OKUN
Andrew Okun Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)