Form 10-Q
period 2023-04-02
REVVITY, INC.
filed 2023-05-12
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-5075
_______________________________________
Revvity, Inc.
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 9, 2023, there were outstanding 125,441,002 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands, except per share data)
Product revenue	$592,280	$731,259
Service revenue	82,585	231,904
Total revenue	674,865	963,163
Cost of product revenue	257,901	307,367
Cost of service revenue	35,598	61,056
Total cost of revenue	293,499	368,423
Selling, general and administrative expenses	248,557	275,260
Research and development expenses	56,690	57,524
Operating income from continuing operations	76,119	261,956
Interest and other expense, net	46,679	37,052
Income from continuing operations before income taxes	29,440	224,904
Provision for income taxes	4,595	40,834
Income from continuing operations	24,845	184,070
Income (loss) from discontinued operations	544,630	(7,108)
Net income	$569,475	$176,962

Basic earnings per share:
Income from continuing operations	$0.20	$1.46
Income (loss) from discontinued operations	4.31	(0.06)
Net income	$4.51	$1.40
Diluted earnings per share:
Income from continuing operations	$0.20	$1.45
Income (loss) from discontinued operations	4.31	(0.06)
Net income	$4.50	$1.40
Weighted average shares of common stock outstanding:
Basic	126,285	126,137
Diluted	126,469	126,635
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Net income	$569,475	$176,962
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes:
Amounts recognized in other comprehensive income	52,008	(84,011)
Less: amounts reclassified to earnings	(90,814)	—
Net foreign currency translation adjustments, net of income taxes	142,822	(84,011)
Unrealized gain on securities, net of income taxes	294	(16)
Other comprehensive income (loss)	143,116	(84,027)
Comprehensive income	$712,591	$92,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2023	January 1, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$2,267,183	$454,358
Marketable securities	193,963	—
Accounts receivable, net	586,922	612,780
Inventories	429,423	405,462
Other current assets	318,116	122,254
Current assets of discontinued operations	—	1,693,704
Total current assets	3,795,607	3,288,558
Property, plant and equipment, net	491,162	482,950
Operating lease right-of-use assets	167,905	188,351
Intangible assets, net	3,294,657	3,377,174
Goodwill	6,505,956	6,481,768
Other assets, net	382,868	311,054
Total assets	$14,638,155	$14,129,855
Current liabilities:
Current portion of long-term debt	$479,423	$470,929
Accounts payable	266,884	272,826
Accrued expenses and other current liabilities	817,432	527,863
Current liabilities of discontinued operations	—	272,865
Total current liabilities	1,563,739	1,544,483
Long-term debt	3,880,984	3,923,347
Deferred taxes and long-term liabilities	1,010,230	1,109,181
Operating lease liabilities	149,392	169,968
Total liabilities	6,604,345	6,746,979
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 125,981,000 shares and 126,300,000 shares at April 2, 2023 and January 1, 2023, respectively	125,981	126,300
Capital in excess of par value	2,700,558	2,753,055
Retained earnings	5,511,652	4,951,018
Accumulated other comprehensive loss	(304,381)	(447,497)
Total stockholders’ equity	8,033,810	7,382,876
Total liabilities and stockholders’ equity	$14,638,155	$14,129,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three-Month Period Ended April 2, 2023
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	569,475	—	569,475
Other comprehensive income	—	—	—	—	143,116	143,116
Dividends	—	—	—	(8,841)	—	(8,841)
Exercise of employee stock options	9	9	514	—	—	523
Purchases of common stock	(516)	(516)	(67,013)	—	—	(67,529)
Issuance of common stock for long-term incentive program	188	188	10,970	—	—	11,158
Stock compensation	—	—	3,032	—	—	3,032
Balance, April 2, 2023	125,981	$125,981	$2,700,558	$5,511,652	$(304,381)	$8,033,810

	For the Three-Month Period Ended April 3, 2022
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	176,962	—	176,962
Other comprehensive loss	—	—	—	—	(84,027)	(84,027)
Dividends	—	—	—	(8,905)	—	(8,905)
Exercise of employee stock options	18	18	1,379	—	—	1,397
Purchases of common stock	(307)	(307)	(55,285)	—	—	(55,592)
Issuance of common stock for long-term incentive program	188	188	12,282	—	—	12,470
Stock compensation	—	—	2,792	—	—	2,792
Balance, April 3, 2022	126,140	$126,140	$2,721,690	$4,585,231	$(246,719)	$7,186,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Operating activities:
Net income	$569,475	$176,962
(Income) loss from discontinued operations, net of income taxes	(544,630)	7,108
Income from continuing operations	24,845	184,070
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	9,893	14,438
Restructuring and other costs, net	3,096	8,983
Depreciation and amortization	109,008	109,330
Change in fair value of contingent consideration	(1,360)	693
Amortization of deferred debt financing costs and accretion of discounts	1,792	1,781
Change in fair value of financial securities	(2,768)	12,125
Debt extinguishment (income) loss	(3,345)	119
Unrealized foreign exchange loss	26,095	—
Amortization of acquired inventory revaluation	—	16,868
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	34,424	77,398
Inventories	(18,520)	(20,943)
Accounts payable	(4,895)	26,739
Accrued expenses and other	(106,591)	(105,480)
Net cash provided by operating activities of continuing operations	71,674	326,121
Net cash used in operating activities of discontinued operations	(8,211)	(42,906)
Net cash provided by operating activities	63,463	283,215
Investing activities:
Capital expenditures	(20,946)	(26,969)
Purchases of investments	—	(18,000)
Purchases of marketable securities	(193,454)	—
Cash paid for acquisitions, net of cash acquired	(686)	(3,630)
Net cash used in investing activities of continuing operations	(215,086)	(48,599)
Net cash provided by (used in) investing activities of discontinued operations	2,079,588	(7,707)
Net cash provided by (used in) investing activities	1,864,502	(56,306)
Financing activities:

Payments on borrowings	—	(220,000)
Proceeds from borrowings	—	220,000
Payments of term loan	—	(100,000)
Payments of senior unsecured notes	(49,603)	—
Settlement of cash flow hedges	—	(762)
Net proceeds (payments) on other credit facilities	7,867	(1,064)
Payments for acquisition-related contingent consideration	(1,475)	—
Proceeds from issuance of common stock under stock plans	523	1,397
Purchases of common stock	(61,656)	(55,592)
Dividends paid	(8,841)	(8,837)
Net cash used in financing activities	(113,185)	(164,858)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,969)	(10,636)
Net increase in cash, cash equivalents and restricted cash	1,797,811	51,415
Cash, cash equivalents and restricted cash at beginning of period	470,746	619,337
Cash, cash equivalents and restricted cash at end of period	$2,268,557	$670,752

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$2,267,183	$654,756
Restricted cash included in other current assets	1,019	997
Restricted cash included in other assets	355	—
Cash and cash equivalents included in current assets of discontinued operations	—	14,999
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,268,557	$670,752

Supplemental disclosures of non-cash investing and financing activities:
Non-cash consideration in sale of business	$261,317	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (formerly PerkinElmer, Inc.) (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC (the “2022 Form 10-K”). The balance sheet amounts at January 1, 2023 in this report were derived from the Company’s audited 2022 consolidated financial statements included in the 2022 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 2, 2023 and April 3, 2022, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period. In March 2023, the Company completed the previously announced sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in the Company’s consolidated financial statements.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets and primary end-markets.

	Reportable Segments
	Three Months Ended
	April 2, 2023			April 3, 2022
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$163,854	$138,174	$302,028	$159,797	$327,936	$487,733
Europe	80,285	104,612	184,897	71,585	198,168	269,753
Asia	84,302	103,638	187,940	74,705	130,972	205,677
	$328,441	$346,424	$674,865	$306,087	$657,076	$963,163

Primary end-markets
Life sciences	$328,441	$—	$328,441	$306,087	$—	$306,087
Diagnostics	—	346,424	346,424	—	657,076	657,076
	$328,441	$346,424	$674,865	$306,087	$657,076	$963,163
Major Customer Concentration
Revenues from one customer in the Company’s Diagnostics segment represent approximately $112.7 million of the Company’s total revenue for the three months ended April 3, 2022. No single customer comprises more than 10% of net revenues for the three months ended April 2, 2023.

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
Contract balances were as follows:

	April 2, 2023	January 1, 2023
	(In thousands)
Contract assets	$60,808	$56,631
Contract liabilities	(21,971)	(30,133)

Note 3: Discontinued Operations
On March 13, 2023, the Company completed the previously announced sale (the “Closing”) of its Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. Upon the Closing, the Company received approximately $2.14 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. The Company is entitled to an additional $75.0 million in proceeds that will be paid to the Company in connection with the transfer of the PerkinElmer brand and related trademarks to the Purchaser, and this consideration will be paid to the Company in installments over the next 24 months. The discounted value of the $75.0 million was measured as $68.0 million and is included in the proceeds at Closing. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. The Company also recorded a receivable of approximately $177.5 million for working capital adjustments that are expected to be settled with the Purchaser during the second half of fiscal year 2023. In the first quarter ended April 2, 2023, the Company recognized a pre-tax gain on the disposal of the Business totaling $866.9 million and income tax expense of $299.6 million related to the transaction in discontinued operations.

As the Company is in the process of measuring the calculation of the gain on sale and related income tax provision, additional adjustments may arise that may impact the final measurement of the gain recognized. The elements of the gain calculation that may result in adjustments include the measurement of the proceeds, including the settlement of the working capital adjustment, determination of the basis of certain assets and liabilities, as well as the provision for income taxes.
In connection and concurrent with the Closing, the Company has also entered into a Transition Services Agreement with the Purchaser for a period of up to 24 months and a Contract Manufacturing Agreement for two locations for a period of up to 6 months from the Closing. Commercial transactions between the parties following the Closing are not expected to be significant.
The Business is reported for all periods as discontinued operations in the Company’s condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as Income from discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Revenue	$175,423	$296,279
Cost of revenue	124,647	211,788
Selling, general and administrative expenses	74,794	72,528
Research and development expenses	10,434	19,085
Operating loss	(34,452)	(7,122)
Other income (expense):
Gain on sale	866,919	—
Other income (expense), net	913	(182)
Total other income (expense)	867,832	(182)
Income (loss) from discontinued operations before income taxes	833,380	(7,304)
Provision for (benefit from) income tax	288,750	(196)
Income (loss) from discontinued operations	$544,630	$(7,108)
The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets at April 2, 2023 and January 1, 2023.

	April 2, 2023	January 1, 2023
	(In thousands)
Cash and cash equivalents	$—	$14,999
Accounts receivable	—	343,064
Inventories	—	210,367
Other current assets	—	32,063
Total current assets		600,493
Property, plant and equipment, net	—	60,983
Operating lease right-of-use assets	—	41,487
Intangible assets, net	—	202,850
Goodwill	—	772,812
Other assets, net	—	15,079
Total long-term assets		1,093,211
Total assets of discontinued operations	$—	$1,693,704

Accounts payable	$—	$29,912
Accrued expenses and other current liabilities	—	161,260
Total current liabilities		191,172
Deferred taxes and long-term liabilities	—	46,046
Operating lease liabilities	—	35,647
Total long-term liabilities		81,693
Total liabilities of discontinued operations	$—	$272,865

The following operating and investing non-cash items from discontinued operations were as follows for the three months ended:

	April 2, 2023	April 3, 2022
	(In thousands)
Capital expenditures	$1,292	$2,462
Depreciation	—	3,285
Amortization	—	7,437

Note 4: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Interest income	$(5,272)	$(595)
Interest expense	22,738	28,388
Change in fair value of financial securities	(2,768)	12,125
Other components of net periodic pension cost (credit)	2,189	(2,555)
Foreign exchange losses and other expense (income), net	29,792	(311)
Total interest and other expense, net	$46,679	$37,052
During the three months ended April 2, 2023, foreign exchange losses of $26.1 million related to the cash proceeds from the sale of the Business that was held offshore is included in Other expense (income), net.
Note 5: Inventories

Inventories consisted of the following:

	April 2, 2023	January 1, 2023
	(In thousands)
Raw materials	$237,077	$190,640
Work in progress	73,966	68,206
Finished goods	118,380	146,616
Total inventories	$429,423	$405,462

Note 6: Debt

The Company’s debt consisted of the following:

	April 2, 2023
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,461)	$(2,461)
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	718,879	(242)	(2,677)	715,960
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	543,300	(1,810)	(1,654)	539,836
1.900% Senior Unsecured Notes due in 2028 (“2028 Notes”)	500,000	(290)	(3,494)	496,216
3.3% Senior Unsecured Notes due in 2029 (“2029 Notes”)	850,000	(1,945)	(5,385)	842,670
2.55% Senior Unsecured Notes due in March 2031 ("March 2031 Notes")	400,000	(111)	(2,910)	396,979
2.250% Senior Unsecured Notes due in September 2031 (“September 2031 Notes”)	500,000	(1,322)	(3,900)	494,778
3.625% Senior Unsecured Notes due in 2051 (“2051 Notes”)	400,000	(4)	(4,276)	395,720
Other Debt Facilities, non-current	1,286	—	—	1,286
Total Long-Term Debt	$3,913,465	$(5,724)	$(26,757)	$3,880,984
Current Portion of Long-term Debt:
0.550% Senior Unsecured Notes due in 2023 (“2023 Notes”)	467,138	(41)	(559)	466,538
Other Debt Facilities, current	12,885	—	—	12,885
Total Current Portion of Long-Term Debt	480,023	(41)	(559)	479,423
Total	$4,393,488	$(5,765)	$(27,316)	$4,360,407

During the first quarter of fiscal year 2023, the Company repurchased $49.6 million in aggregate principal amount of the 2024 Notes in open market transactions. Subsequent to the first quarter of fiscal year 2023, the Company repurchased $0.8 million in aggregate principal amount of the 2024 Notes in open market transactions. During the first quarter of fiscal year 2023, the Company purchased U.S. treasury securities whose proceeds upon maturity are intended to be utilized to repay outstanding debt securities (see Note 12).

	January 1, 2023
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,641)	$(2,641)
2024 Notes	771,659	(283)	(3,136)	768,240
2026 Notes	533,950	(1,902)	(1,779)	530,269
2028 Notes	500,000	(301)	(3,631)	496,068
2029 Notes	850,000	(2,000)	(5,537)	842,463
March 2031 Notes	400,000	(114)	(2,978)	396,908
September 2031 Notes	500,000	(1,353)	(3,991)	494,656
2051 Notes	400,000	(4)	(4,260)	395,736
Other Debt Facilities, non-current	1,648	—	—	1,648
Total Long-Term Debt	3,957,257	(5,957)	(27,953)	3,923,347
Current Portion of Long-term Debt:
2023 Notes	467,138	(63)	(867)	466,208
Other Debt Facilities, current	4,721	—	—	4,721
Total Current Portion of Long-Term Debt	471,859	(63)	(867)	470,929
Total	$4,429,116	$(6,020)	$(28,820)	$4,394,276

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

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Number of common shares—basic	126,285	126,137
Effect of dilutive securities:
Stock options	151	339
Restricted stock awards	33	159
Number of common shares—diluted	126,469	126,635
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	753	512
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1, Nature of Operations and Accounting Policies, to the audited consolidated financial statements in the 2022 Form 10-K.
The principal products and services of the Company’s two operating segments are:
•Life Sciences. As a result of the sale of the Business, the former Discovery & Analytical Solutions segment will now be referred to as the Life Sciences segment. This segment provides products and services targeted towards the life sciences market.
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Revenues
Life Sciences	$328,441	$306,087
Diagnostics	346,630	657,279
Revenue purchase accounting adjustments	(206)	(203)
Total revenues	$674,865	$963,163

Segment Operating Income
Life Sciences	$129,459	$110,181
Diagnostics	74,432	300,899
Corporate	(14,697)	(17,682)
Subtotal reportable segments operating income	189,194	393,398
Amortization of intangible assets	(91,811)	(95,213)
Purchase accounting adjustments	914	(18,004)
Acquisition and divestiture-related costs	(17,951)	(8,817)
Significant litigation matters and settlements	—	(425)
Significant environmental matters	(1,132)	—
Restructuring and other, net	(3,095)	(8,983)
Operating income from continuing operations	76,119	261,956
Interest and other expense, net (see Note 4)	46,679	37,052
Income from continuing operations before income taxes	$29,440	$224,904

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	April 2, 2023	January 1, 2023
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(303,842)	$(446,664)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net gains (losses) on marketable securities, net of income taxes	259	(35)
Accumulated other comprehensive loss	$(304,381)	$(447,497)

Stock Repurchases:
On July 22, 2022, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended April 2, 2023, the Company repurchased 450,238 shares of common stock under the Repurchase Program for an aggregate cost of $57.9 million. Subsequent to the first quarter of fiscal year 2023, the Company repurchased 554,306 shares of common stock under the Repurchase Program at an aggregate cost of $73.3 million.
On April 27, 2023, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by the Board and may be suspended or discontinued at any time.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended April 2, 2023, the Company repurchased 65,993 shares of common stock for this purpose at an aggregate cost of $9.0 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2023 and in each quarter of fiscal year 2022. At April 2, 2023, the Company had accrued $8.8 million for dividends declared on January 26, 2023 for the first quarter of fiscal year 2023 that will be paid in May 2023. On April 25, 2023, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2023 that will be payable in August 2023. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 10: Goodwill and Intangible Assets, Net
The Company tests goodwill and indefinite-lived intangible assets at least annually for possible impairment. The Company completes the annual testing of impairment for goodwill and indefinite-lived intangible assets on the later of January 1 or the first day of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of goodwill or indefinite-lived intangible assets.
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 2, 2023, its annual impairment testing date for fiscal year 2023. There were no impairments measured in the periods presented. While the Company believes that its estimates of current value are reasonable, if actual results differ from the estimates and judgments used, including such items as future cash flows and the volatility inherent in markets which the Company serves, impairment charges against the carrying value of those assets could be required in the future.

The changes in the carrying amount of goodwill for the three months ended April 2, 2023 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at January 1, 2023	$4,551,575	$1,930,193	$6,481,768
Foreign currency translation	16,986	7,202	24,188
Balance at April 2, 2023	$4,568,561	$1,937,395	$6,505,956
Identifiable intangible asset balances by category were as follows:

	April 2, 2023	January 1, 2023
	(In thousands)
Patents	$27,808	$28,020
Less: Accumulated amortization	(25,900)	(26,055)
Net patents	1,908	1,965
Trade names and trademarks	151,312	149,453
Less: Accumulated amortization	(67,960)	(63,590)
Net trade names and trademarks	83,352	85,863
Licenses	26,306	62,614
Less: Accumulated amortization	(15,069)	(54,254)
Net licenses	11,237	8,360
Core technology	1,568,659	1,556,740
Less: Accumulated amortization	(495,973)	(449,689)
Net core technology	1,072,686	1,107,051
Customer relationships	2,951,226	2,943,761
Less: Accumulated amortization	(831,112)	(775,104)
Net customer relationships	2,120,114	2,168,657
In-process research and development	5,360	5,278
Total	$3,294,657	$3,377,174
Total amortization expense related to amortizable intangible assets was $91.8 million and $95.2 million for the three months ended April 2, 2023 and April 3, 2022, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $273.4 million for the remainder of fiscal year 2023, $357.6 million for fiscal year 2024, $336.2 million for fiscal year 2025, $329.0 million for fiscal year 2026, and $301.4 million for fiscal year 2027.

Note 11: Derivatives and Hedging Activities
The Company uses derivative instruments as part of its risk management strategy only, and includes derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. The Company enters into derivative instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties. The Company does not enter into derivative contracts for trading or other speculative purposes, nor does the Company use leveraged financial instruments. Approximately 50% of the Company’s business is conducted outside of the United States, generally in foreign currencies. As a result, fluctuations in foreign currency exchange rates can increase the costs of financing, investing and operating the business.
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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $291.4 million, $476.9 million and $376.6 million at April 2, 2023, January 1, 2023 and April 3, 2022, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 2, 2023 and April 3, 2022.
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
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 2, 2023, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $9.3 million and $(16.7) million for the three months ended April 2, 2023 and April 3, 2022, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of April 2, 2023.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 2, 2023. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 2, 2023 and January 1, 2023 classified in one of the three classifications described above:

		Fair Value Measurements at April 2, 2023 Using:
	Total Carrying Value at April 2, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - equity securities	$13,504	$13,504	$—	$—
Marketable securities - U.S. treasury securities	193,963	193,963	—	—
Foreign exchange derivative assets	332	—	332	—
Foreign exchange derivative liabilities	(794)	—	(794)	—
Contingent consideration assets	15,930	—	—	15,930
Contingent consideration liabilities	(43,834)	—	—	(43,834)

		Fair Value Measurements at January 1, 2023 Using:
	Total Carrying Value at January 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities	$11,083	$11,083	$—	$—
Foreign exchange derivative assets	2,142	—	2,142	—
Foreign exchange derivative liabilities	(1,549)	—	(1,549)	—
Contingent consideration liabilities	(46,618)	—	—	(46,618)
Level 1 and Level 2 Valuation Techniques:    The Company’s Level 1 and Level 2 assets and liabilities are comprised of investments in equity, fixed-income and U.S. treasury securities as well as derivative contracts. For financial assets and liabilities that utilize Level 1 and Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including common stock price quotes, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities.
Marketable securities - equity securities:    Include equity and fixed-income securities measured at fair value using the quoted market prices in active markets at the reporting date.
Marketable securities - U.S. treasury securities: Include investments in U.S. treasury securities that are classified as held-to-maturity and measured at fair value using the quoted market prices at the reporting date. Investments amounting to $99.2 million had a contractual maturity of less than one year as of April 2, 2023. Investments amounting to $94.8 million had a contractual maturity of more than one year and less than 2 years as of April 2, 2023.
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 2, 2023 and January 1, 2023, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques:    The Company’s Level 3 assets and liabilities are comprised of contingent consideration related to the sale of the Business (see note 4) and acquisitions. For assets and liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 assets and liabilities.

Contingent consideration:   Contingent consideration is measured at fair value at the disposition or acquisition date using projected milestone dates, discount rates, volatility, probabilities of success and projected achievement of financial targets, including revenues of the acquired business in many instances. Projected risk-adjusted contingent payments are discounted back to the current period using a discounted cash flow model.
The fair value of the contingent consideration asset was initially measured using a lattice model and recognized upon the sale of the Business on March 13, 2023. In accordance with the terms of the sale of the Business, the Company is entitled to receive up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital event related to the Business. Potential valuation adjustments may be made as additional information and market factors that impact the expected exit valuation of the Business becomes available, with the impact of such adjustments being recorded in the Company’s condensed consolidated statements of operations.
A reconciliation of the contingent consideration assets is as follows:

Three Months Ended
April 2, 2023
(In thousands)
Balance at beginning of period	$—
Amount recognized upon the sale of the Business	15,930
Change in fair value	—
Balance at end of period	$15,930
The fair values of contingent consideration liabilities are calculated on a quarterly basis based on a collaborative effort of the Company’s operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards achieving the revenue targets, with the impact of such adjustments being recorded in the Company’s condensed consolidated statements of operations.
A reconciliation of the contingent consideration liabilities is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Balance at beginning of period	$(46,618)	$(57,996)
Additions	—	(4,961)
Amounts paid and foreign currency translation	1,424	1,422
Adjustments recognized in goodwill	—	12,400
Change in fair value (included within selling, general and administrative expenses)	1,360	(693)
Balance at end of period	$(43,834)	$(49,828)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had a fair value of $3,859.4 million and a carrying value of $4,348.7 million as of April 2, 2023. The Company’s outstanding senior unsecured notes had a fair value of $3,812.3 million and a carrying value of $4,390.5 million as of January 1, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities had an aggregate carrying value of $11.7 million and $3.7 million as of April 2, 2023 and January 1, 2023, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $13.5 million and $12.2 million as of April 2, 2023 and January 1, 2023, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 2, 2023 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview
We are a leading provider of products, services and solutions for the diagnostics and life sciences. Through our advanced technologies and differentiated solutions, we address critical issues that help to improve lives and the world around us.
The principal products and services of our two operating segments are:
•Life Sciences. As a result of the sale of the Business, the former Discovery & Analytical Solutions segment will now be referred to as the Life Sciences segment. This segment provides products and services targeted towards the life sciences market.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, immunodiagnostics and applied genomics markets.
Effective as of April 26, 2023, we changed our name from “PerkinElmer, Inc.” to “Revvity, Inc.”.
Overview of the First Quarter of Fiscal Year 2023
Our overall revenue in the first quarter of fiscal year 2023 was $674.9 million which decreased by $288.3 million, or 29.9%, as compared to the first quarter of fiscal year 2022, reflecting a decrease of $310.6 million, or 47%, in our Diagnostics segment revenue, which was partially offset by an increase of $22.4 million, or 7%, in our Life Sciences segment revenue. The decrease in our Diagnostics segment revenue for the first quarter of fiscal year 2023 was driven by a decrease in revenue from our COVID-19 product offerings and a decrease of approximately 3% in revenue due to unfavorable changes in foreign exchange rates, partially offset by an increase in revenue from our core product offerings. The increase in our Life Sciences segment revenue for the first quarter of fiscal year 2023 was primarily a result of an increase in revenue in our pharmaceutical and biotechnology markets, partially offset by a 2% decrease in revenue due to unfavorable changes in foreign exchange rates.
Our consolidated gross margins decreased 524 basis points in the first quarter of fiscal year 2023, as compared to the first quarter of fiscal year 2022, primarily due to lower COVID-19 revenue partially offset by a favorable shift in product volume mix and productivity gains. For the first quarter of fiscal year 2023, supply chain disruptions and inflation did not materially impact our results of operations as compared to the first quarter of fiscal year 2022 as the effects of our initiatives to reduce transportation costs more than offset the impact of inflation on our raw materials purchases. Our consolidated operating margins decreased from 27% to 11% in the first quarter of fiscal year 2023, primarily due to lower COVID-19 revenue, partially offset by a favorable shift in product volume mix and productivity gains. The Company expects that the consolidated operating margins will be approximately 30% during fiscal year 2023.
In March 2023, we completed the previously announced sale of certain assets and the equity interests of certain entities constituting our Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in our consolidated financial statements.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (our “2022 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the three months ended April 2, 2023.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 2, 2023 was $674.9 million, as compared to $963.2 million for the three months ended April 3, 2022, a decrease of $288.3 million, or approximately 29.9%, which includes an approximate 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended April 2, 2023 as compared to the three months ended April 3, 2022 and includes the effect of foreign exchange rate fluctuations. Our Diagnostics segment revenue was $346.6 million for the three months ended April 2, 2023, as compared to $657.3 million for the three months ended April 3, 2022, a decrease of $310.6 million, or 47%, primarily due to decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $221.0 million in our immunodiagnostics revenue, a decrease of $86.9 million in our applied genomics revenue, and a decrease of $2.7 million in our reproductive health revenue. Our Life Sciences segment revenue was $328.4 million for the three months ended April 2, 2023, as compared to $306.1 million for the three months ended April 3, 2022, an increase of $22.4 million, or 7%, driven by an increase in our life sciences portfolio, particularly in the pharmaceutical and biotechnology markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended April 2, 2023 and April 3, 2022 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended April 2, 2023 was $293.5 million, as compared to $368.4 million for the three months ended April 3, 2022, a decrease of $74.9 million, or approximately 20%. As a percentage of revenue, cost of revenue increased to 43.5% for the three months ended April 2, 2023, from 38.3% for the three months ended April 3, 2022, resulting in a decrease in gross margin of 524 basis points to 56.5% for the three months ended April 2, 2023, from 61.7% for the three months ended April 3, 2022. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $16.9 million for the three months ended April 3, 2022. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.9 million for the three months ended April 2, 2023, as compared to $1.6 million for the three months ended April 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for each of the three months ended April 2, 2023 and April 3, 2022. The above decreases were partially offset by an increase in amortization of intangible assets which was $38.4 million for the three months ended April 2, 2023, as compared to $36.2 million for the three months ended April 3, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 2, 2023 were $248.6 million, as compared to $275.3 million for the three months ended April 3, 2022, a decrease of $26.7 million, or 10%. As a percentage of revenue, selling, general and administrative expenses increased and were 36.8% for the three months ended April 2, 2023, as compared to 28.6% for the three months ended April 3, 2022. Amortization of intangible assets decreased and was $53.4 million for the three months ended April 2, 2023, as compared to $59.1 million for the three months ended April 3, 2022. Purchase accounting adjustments decreased expenses by $1.3 million for the three months ended April 2, 2023, which primarily consisted of a change in contingent consideration, as compared to adding incremental expense of $0.7 million for the three months ended April 3, 2022. Restructuring and other costs, net, decreased and was $3.1 million for the three months ended April 2, 2023, as compared to $9.0 million for the three months ended April 3, 2022. Legal and settlement costs for significant litigation matters, net of reversals, were $0.4 million for the three months ended April 3, 2022. The above decreases were partially offset by an increase in acquisition and divestiture-related expenses, which primarily consisted of legal, due diligence and integration costs and stock compensation expense related to the awards given to BioLegend employees post-acquisition, and added an incremental expense of $15.9 million for the three months ended April 2, 2023, as compared to $5.7 million for the three months ended April 3, 2022. Costs for significant environmental matters also added an incremental expense of $1.1 million for the three months ended April 2, 2023. Excluding the factors above, the net decrease in selling, general and administrative expenses was also the result of lower costs resulting from cost containment and productivity initiatives, which were partially offset by costs related to investments in people, digital capabilities, innovation, and recent acquisitions.
Research and Development Expenses
Research and development expenses for the three months ended April 2, 2023 were $56.7 million, as compared to $57.5 million for the three months ended April 3, 2022, a decrease of $0.8 million, or 1%. As a percentage of revenue, research and development expenses increased and were 8.4% for the three months ended April 2, 2023, as compared to 6.0% for the three months ended April 3, 2022. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $1.2 million for the three months ended April 2, 2023 as compared to $1.5 million for the three months ended April 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for each of the three months ended April 2, 2023 and April 3, 2022. Excluding the factors above, the net decrease in research and development expenses was due to a decrease in COVID-19 related research and development expenses.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Interest income	$(5,272)	$(595)
Interest expense	22,738	28,388
Change in fair value of financial securities	(2,768)	12,125
Other components of net periodic pension cost (credit)	2,189	(2,555)
Foreign exchange losses and other expense (income), net	29,792	(311)
Total interest and other expense, net	$46,679	$37,052
The increase in interest and other expense, net, for the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, was primarily due to an increase in other expense, net of $30.1 million and an increase in other components of net periodic pension cost of $4.7 million, partially offset by a decrease in the change in fair value of financial securities of $14.9 million and a decrease of $5.7 million in interest expense. Other expense, net, increased due to a foreign exchange loss of $26.1 million for the three months ended April 2, 2023 related to the cash proceeds from the sale of the Business that was held offshore. Interest expense decreased due to $3.3 million of debt extinguishment income for the three months ended April 2, 2023, as compared to $0.1 million of debt extinguishment expense for the three months ended April 3, 2022, as well as a result of an overall decrease in debt.
Provision for Income Taxes
The provision for income taxes from continuing operations was $4.6 million for the three months ended April 2, 2023, as compared to $40.8 million for the three months ended April 3, 2022.
The effective tax rate from continuing operations was 15.6% for the three months ended April 2, 2023, as compared to 18.2% for the three months ended April 3, 2022. The effective tax rate during the three months ended April 2, 2023 is lower due to a discrete tax benefit totaling $1.6 million, offset by a projected higher income in certain higher tax rate jurisdictions in fiscal year 2023 as compared to fiscal year 2022. The Company expects that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal 2023.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended April 2, 2023 was $328.4 million, as compared to $306.1 million for the three months ended April 3, 2022, an increase of $22.4 million, or 7%, which includes a decrease of approximately 2% in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our life sciences market revenue was primarily a result of an increase in revenue in our pharmaceutical and biotechnology markets.
Segment operating income for the three months ended April 2, 2023 was $129.5 million, as compared to $110.2 million for the three months ended April 3, 2022, an increase of $19.3 million, or 17%. Segment operating margin increased 342 basis points in the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to pricing actions, product mix and higher sales volume.
Diagnostics
Revenue for the three months ended April 2, 2023 was $346.6 million, as compared to $657.3 million for the three months ended April 3, 2022, a decrease of $310.6 million, or 47%, which includes a 3% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The decrease in our Diagnostics segment revenue during the three months ended April 2, 2023 was primarily driven by decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $221.0 million in our immunodiagnostics revenue, a decrease of $86.9 million in our applied genomics revenue, and a decrease of $2.7 million in our reproductive health revenue.
Segment operating income for the three months ended April 2, 2023 was $74.4 million, as compared to $300.9 million for the three months ended April 3, 2022, a decrease of $226.5 million, or 75%. Segment operating margin decreased 2,431 basis points in the three months ended April 2, 2023, as compared to the three months ended April 3, 2022, primarily due to lower sales volume, partially offset by cost controls.

Discontinued Operations
On March 13, 2023, we completed the previously announced sale (the “Closing”) of our Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. Upon the Closing, we received approximately $2.14 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. We are entitled to an additional $75.0 million in proceeds that will be paid to us in connection with the transfer of the PerkinElmer brand and related trademarks to the Purchaser, and this consideration will be paid to us in installments over the next 24 months. The discounted value of the $75.0 million was measured as $68.0 million and is included in the proceeds at Closing. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. We also recorded a receivable of approximately $177.5 million for working capital adjustments that are expected to be settled with the Purchaser during the second half of fiscal year 2023. In the first quarter ended April 2, 2023, we recognized a pre-tax gain on the disposal of the Business totaling $866.9 million and income tax expense of $299.6 million related to the transaction in discontinued operations.

As we are in the process of measuring the calculation of the gain on sale and related income tax provision, additional adjustments may arise that may impact the final measurement of the gain recognized. The elements of the gain calculation that may result in adjustments include the measurement of the proceeds, including the settlement of the working capital adjustment, determination of the basis of certain assets and liabilities, as well as the provision for income taxes.
In connection and concurrent with the Closing, we also entered into a Transition Services Agreement with the Purchaser for a period of up to 24 months and a Contract Manufacturing Agreement for two locations for a period of up to 6 months from the Closing. Commercial transactions between the parties following the Closing are not expected to be significant.
The Business is reported for all periods as discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as Income from discontinued

operations in our condensed consolidated statements of operations:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Revenue	$175,423	$296,279
Cost of revenue	124,647	211,788
Selling, general and administrative expenses	74,794	72,528
Research and development expenses	10,434	19,085
Operating loss	(34,452)	(7,122)
Other income (expense):
Gain on sale	866,919	—
Other income (expense), net	913	(182)
Total other income (expense)	867,832	(182)
Income (loss) from discontinued operations before income taxes	833,380	(7,304)
Provision for (benefit from) income tax	288,750	(196)
Income (loss) from discontinued operations	$544,630	$(7,108)
The results of discontinued operations during the three months ended April 2, 2023 include the results of the Business through March 13, 2023. During the three months ended April 2, 2023, we recognized $36.0 million of divestiture-related costs in selling, general and administrative expenses in discontinued operations, as compared to $13.4 million during the three months ended April 3, 2022, an increase of $22.5 million. During the three months ended April 2, 2023, we recognized $19.0 million of divestiture-related costs in gain on sale.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations, borrowing capacity available under our senior unsecured credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans. The sale of the Business generated approximately $2.14 billion in cash proceeds. We expect to use these proceeds through a combination of funding upcoming debt maturities, opportunistic share repurchases and continued strategic and value creating acquisitions.
We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. Additionally, we intend to purchase U.S. treasury securities whose proceeds upon maturity are intended to be utilized to repay outstanding debt securities.
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
At April 2, 2023, we had cash and cash equivalents of $2.3 billion, of which $1.9 billion was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at April 2, 2023. At April 2, 2023, we had investments in U.S. treasury securities amounting to $99.2 million which had a contractual maturity of less than one year and $94.8 million which had a contractual maturity of more than one year and less than 2 years. Subsequent to the first quarter of fiscal year 2023, we have repatriated $855.0 million of cash from our foreign subsidiaries to the United States.
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
As of the end of fiscal year 2022, we evaluated our undistributed foreign earnings and identified approximately $879.0 million in earnings that we do not consider to be permanently reinvested. We have recorded a provision of approximately $14.1 million for taxes that would fall due when such earnings are repatriated. We repatriated foreign earnings to the United States during fiscal year 2022 and expect to continue the repatriation in fiscal year 2023. As of April 2, 2023, we also plan to repatriate proceeds from the sale of the Business described in Note 3 to the consolidated financial statements and have accrued the associated tax expense in discontinued operations. There are other undistributed foreign earnings and outside basis differences for which we have not provided for any taxes as these amounts continue to be indefinitely reinvested, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
On July 22, 2022, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended April 2, 2023, we repurchased 450,238 shares of common stock under the Repurchase Program for an aggregate cost of $57.9 million. Subsequent to the first quarter of fiscal year 2023, we repurchased 554,306 shares of common stock under the Repurchase Program at an aggregate cost of $73.3 million. On April 27, 2023, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by our Board and may be suspended or discontinued at any time.
As of April 2, 2023, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $105.5 million. As of April 2, 2023, we have recorded contingent consideration obligations of $43.8 million, of which $19.8 million was recorded in accrued expenses and other current liabilities, and $24.0 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 5.7 years from April 2, 2023, and the remaining weighted average expected earnout period at April 2, 2023 was 4.8 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the three months ended April 2, 2023, we contributed $10.0 million to our defined benefit pension plan in the United States for the plan year 2022. During the three months ended April 2, 2023, we contributed $1.7 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $5.1 million by the end of fiscal year 2023. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.

Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $71.7 million for the three months ended April 2, 2023, as compared to net cash provided by operating activities of our continuing operations of $326.1 million for the three months ended April 3, 2022, a decrease of $254.4 million, primarily due to lower profitability and more cash used in working capital during the three months ended April 2, 2023 as compared to the three months ended April 3, 2022. The cash provided by operating activities for the three months ended April 2, 2023 was principally a result of income from continuing operations of $24.8 million, adjustments for non-cash charges aggregating to $142.4 million, including depreciation and amortization of $109.0 million, and a net cash decrease in working capital of $95.6 million. The cash provided by operating activities for the three months ended April 3, 2022 was principally a result of income from continuing operations of $184.1 million, and adjustments for non-cash charges aggregating to $164.3 million, including depreciation and amortization of $109.3 million, as well as net cash decrease in working capital of $22.3 million. During the three months ended April 2, 2023, we contributed $10.0 million to our pension plan in the United States and $1.7 million, in the aggregate, to pension plans outside of the United States.

Investing Activities. Net cash used in investing activities of our continuing operations was $215.1 million for the three months ended April 2, 2023, as compared to $48.6 million for the three months ended April 3, 2022, an increase of $166.5 million. During the three months ended April 2, 2023, we made purchases of investments in U.S. treasury securities totaling $193.5 million. For the three months ended April 2, 2023, the net cash used for capital expenditures and acquisitions were $20.9 million and $0.7 million, respectively, as compared to $27.0 million and $3.6 million, respectively, for the three months ended April 3, 2022. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the three months ended April 3, 2022, purchases of investments were $18.0 million.
Financing Activities. Net cash used in financing activities was $113.2 million for the three months ended April 2, 2023, as compared to $164.9 million for the three months ended April 3, 2022, a decrease in net cash used in financing activities of $51.7 million. During the three months ended April 2, 2023, we made net payments of $41.7 million on debts, as compared to $101.1 million during the three months ended April 3, 2022. The changes in both periods reflect our intentions to pay down debt, which we expect to continue throughout fiscal year 2023 and fiscal year 2024. During the three months ended April 2, 2023, we repurchased shares of our common stock for a total cost of $61.7 million, as compared to $55.6 million in the prior year period. We paid $8.8 million in dividends for each of the three months ended April 2, 2023 and April 3, 2022. We paid $0.8 million in settlement of hedges for the three months ended April 3, 2022. The cash used in financing activities during the three months ended April 2, 2023 was partially offset by proceeds from the issuance of common stock under our stock plans of $0.5 million during the three months ended April 2, 2023, as compared to $1.4 million for the three months ended April 3, 2022.
Borrowing Arrangements
Since the beginning of the third quarter of fiscal year 2022, we have repurchased $32.9 million in aggregate principal amount of our 0.550% senior unsecured notes due in September 2023 (the “2023 Notes”) and $81.9 million in aggregate principal amount of our 0.850% senior unsecured notes due in September 2024 (the “2024 Notes”), and we expect to continue repurchasing outstanding 2023 Notes and 2024 Notes from time to time, subject to market conditions. See Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2022 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2023 and in each quarter of fiscal year 2022. At April 2, 2023, we had accrued $8.8 million for dividends declared on January 26, 2023 for the first quarter of fiscal year 2023 that will be paid in May 2023. On April 25, 2023, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2023 that will be payable in August 2023. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2022 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended January 1, 2023.
We have not adopted any new accounting pronouncements during the three months ended April 2, 2023, and there were no recently issued accounting pronouncements that are expected to have a significant impact on our financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. Our market risks are not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Form 10-K.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt, however, there is $14.2 million of variable rate instruments. Our cash and cash equivalents, for which we receive interest at variable rates, were $2.3 billion at April 2, 2023. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at April 2, 2023.
Interest Rate Risk—Sensitivity. Our 2022 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 2, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 2, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 2, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 2, 2023 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
We have experienced significant reductions in demand for certain of our products due to the COVID-19 pandemic and although the severity and duration of the COVID-19 pandemic cannot be fully estimated at this time, additional impacts that we may experience include, but are not limited to: fluctuations in our stock price due to market volatility; further decreases in demand for certain of our products; reduced profitability; large-scale supply chain disruptions impeding our ability to ship and/or receive product; potential interruptions of, or limitations on manufacturing operations imposed by local, state or federal governments; shortages of key raw materials or components; workforce absenteeism and distraction; labor shortages including those resulting from unwillingness to comply with vaccination or other requirements; customer credit concerns; cybersecurity risks and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; fluctuations in foreign currency markets; potential impairment in the carrying value of goodwill; other asset impairment charges; increased obligations related to our pension and other postretirement benefit plans; and deferred tax valuation allowances.
Our Diagnostics segment experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings during fiscal years 2020 and 2021, as well as from the COVID-19 testing laboratory facilities we developed to service the State of California and the United Kingdom. Both of these laboratories closed in the first half of 2022. As a result of these closures, and the general reduction in COVID-19 testing spending by our customers, the demand for these products and services declined in fiscal year 2022 and in the first quarter of fiscal year 2023. We expect demand for COVID-19 related products and services to continue to decline during the remainder of fiscal year 2023.
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
As of April 2, 2023, our total assets included $9.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test certain of these items—specifically all of those that are considered “indefinite-lived”—at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
Adverse changes in our business, adverse changes in the assumptions used to determine the fair value of our reporting units, or the failure to grow our Life Sciences and Diagnostics segments may result in impairment of our intangible assets, which could adversely affect our results of operations.
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
We may incur additional indebtedness in the future to meet future financing needs. If we add new debt, the risks described above could increase. In addition, the market for both public and private debt offerings has experienced liquidity concerns and increased volatility, which could ultimately increase our borrowing costs and limit our ability to obtain future financing.
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
On January 26, 2023, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2023 that will be paid in May 2023. On April 25, 2023, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2023 that will be payable in August 2023. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2, 2023—February 5, 2023	39,158	$138.41	—	$280,865,541
February 6, 2023—March 5, 2023	21,523	138.06	—	280,865,541
March 6, 2023—April 2, 2023	455,550	128.59	450,238	222,938,052
Activity for quarter ended April 2, 2023	516,231	$129.73	450,238	$222,938,052
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 2, 2023, we repurchased 65,993 shares of common stock for this purpose at an aggregate cost of $9.0 million.

(2)On July 22, 2022, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended April 2, 2023, we repurchased 450,238 shares of common stock under the Repurchase Program for an aggregate cost of $57.9 million. As of April 2, 2023, $222.9 million remained available for aggregate repurchases of shares under the Repurchase Program. Subsequent to the first quarter of fiscal year 2023, we repurchased 554,306 shares of common stock under the Repurchase Program at an aggregate cost of $73.3 million. On April 27, 2023, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 6.Exhibits

Exhibit Number	Exhibit Name
2.1*
Amended and Restated Master Purchase and Sale Agreement, dated as of March 11, 2023, by and between PerkinElmer, Inc., PerkinElmer U.S. LLC and PerkinElmer Topco, L.P., filed with the Commission on March 16, 2023 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

3.1	Restated Articles of Organization, as amended, attached hereto as Exhibit 3.1.

3.2	Amended and Restated By-laws, attached hereto as Exhibit 3.2.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________
* The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies of any of such exhibits or schedules to the SEC upon request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended April 2, 2023 (ii) Condensed Consolidated Statements of Operations for the three months ended April 2, 2023 and April 3, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2023 and April 3, 2022, (iv) Condensed Consolidated Balance Sheets at April 2, 2023 and January 1, 2023, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 2, 2023 and April 3, 2022, (vi) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2023 and April 3, 2022, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

May 12, 2023	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

May 12, 2023	By:	/s/ ANDREW OKUN
Andrew Okun Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)