Form 10-Q
period 2023-07-02
REVVITY, INC.
filed 2023-08-09
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
(781) 663-6900
(Registrant’s telephone number, including area code)
______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, $1 par value per share	RVTY	The New York Stock Exchange
1.875% Notes due 2026	RVTY 26	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 7, 2023, there were outstanding 124,134,760 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands, except per share data)
Product revenue	$624,456	$647,998	$1,216,736	$1,379,257
Service revenue	84,610	247,644	167,195	479,548
Total revenue	709,066	895,642	1,383,931	1,858,805
Cost of product revenue	274,566	296,297	532,467	603,664
Cost of service revenue	32,169	47,629	67,767	108,685
Total cost of revenue	306,735	343,926	600,234	712,349
Selling, general and administrative expenses	267,022	263,186	515,579	538,446
Research and development expenses	57,253	56,036	113,943	113,560
Operating income from continuing operations	78,056	232,494	154,175	494,450
Interest and other expense, net	6,502	26,150	53,181	63,202
Income from continuing operations before income taxes	71,554	206,344	100,994	431,248
Provision for income taxes	12,932	44,743	17,527	85,577
Income from continuing operations	58,622	161,601	83,467	345,671
(Loss) income from discontinued operations	(23,063)	17,611	521,567	10,503
Net income	$35,559	$179,212	$605,034	$356,174

Basic earnings per share:
Income from continuing operations	$0.47	$1.28	$0.66	$2.74
(Loss) income from discontinued operations	(0.18)	0.14	4.15	0.08
Net income	$0.28	$1.42	$4.81	$2.82
Diluted earnings per share:
Income from continuing operations	$0.47	$1.28	$0.66	$2.73
(Loss) income from discontinued operations	(0.18)	0.14	4.14	0.08
Net income	$0.28	$1.42	$4.80	$2.81

Weighted average shares of common stock outstanding:
Basic	125,215	126,126	125,745	126,132
Diluted	125,398	126,509	125,918	126,581

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Net income	$35,559	$179,212	$605,034	$356,174
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes:
Amounts recognized in other comprehensive income	(594)	(212,339)	51,414	(296,350)
Amounts reclassified to earnings	—	—	90,814	—
Net foreign currency translation adjustments, net of income taxes	(594)	(212,339)	142,228	(296,350)
Unrealized gain (loss) on securities, net of income taxes	3	(27)	297	(43)
Other comprehensive (loss) income	(591)	(212,366)	142,525	(296,393)
Comprehensive income (loss)	$34,968	$(33,154)	$747,559	$59,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2023	January 1, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,331,903	$454,358
Marketable securities	739,055	—
Accounts receivable, net	626,935	612,780
Inventories	436,822	405,462
Other current assets	388,626	122,254
Current assets of discontinued operations	—	1,693,704
Total current assets	3,523,341	3,288,558
Property, plant and equipment, net	490,923	482,950
Operating lease right-of-use assets	167,068	188,351
Intangible assets, net	3,197,230	3,377,174
Goodwill	6,518,419	6,481,768
Other assets, net	321,568	311,054
Total assets	$14,218,549	$14,129,855
Current liabilities:
Current portion of long-term debt	$478,936	$470,929
Accounts payable	235,721	272,826
Accrued expenses and other current liabilities	652,173	527,863
Current liabilities of discontinued operations	—	272,865
Total current liabilities	1,366,830	1,544,483
Long-term debt	3,883,738	3,923,347
Deferred taxes and long-term liabilities	953,838	1,109,181
Operating lease liabilities	144,185	169,968
Total liabilities	6,348,591	6,746,979
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 124,347,000 shares and 126,300,000 shares at July 2, 2023 and January 1, 2023, respectively	124,347	126,300
Capital in excess of par value	2,512,059	2,753,055
Retained earnings	5,538,524	4,951,018
Accumulated other comprehensive loss	(304,972)	(447,497)
Total stockholders’ equity	7,869,958	7,382,876
Total liabilities and stockholders’ equity	$14,218,549	$14,129,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended July 2, 2023
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	569,475	—	569,475
Other comprehensive income	—	—	—	—	143,116	143,116
Dividends	—	—	—	(8,841)	—	(8,841)
Exercise of employee stock options	9	9	514	—	—	523
Purchases of common stock	(516)	(516)	(67,013)	—	—	(67,529)
Issuance of common stock for long-term incentive program	188	188	10,970	—	—	11,158
Stock compensation	—	—	3,032	—	—	3,032
Balance, April 2, 2023	125,981	$125,981	$2,700,558	$5,511,652	$(304,381)	$8,033,810
Net income	—	—	—	35,559	—	35,559
Other comprehensive loss	—	—	—	—	(591)	(591)
Dividends	—	—	—	(8,687)	—	(8,687)
Exercise of employee stock options	33	33	2,659	—	—	2,692
Issuance of common stock for employee stock purchase plans	15	15	1,624	—	—	1,639
Purchases of common stock	(1,707)	(1,707)	(206,439)	—	—	(208,146)
Issuance of common stock for long-term incentive program	25	25	10,768	—	—	10,793
Stock compensation	—	—	2,889	—	—	2,889
Balance, July 2, 2023	124,347	$124,347	$2,512,059	$5,538,524	$(304,972)	$7,869,958

	For the Six-Month Period Ended July 3, 2022
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	176,962	—	176,962
Other comprehensive loss	—	—	—	—	(84,027)	(84,027)
Dividends	—	—	—	(8,905)	—	(8,905)
Exercise of employee stock options	18	18	1,379	—	—	1,397
Purchases of common stock	(307)	(307)	(55,285)	—	—	(55,592)
Issuance of common stock for long-term incentive program	188	188	12,282	—	—	12,470
Stock compensation	—	—	2,792	—	—	2,792
Balance, April 3, 2022	126,140	$126,140	$2,721,690	$4,585,231	$(246,719)	$7,186,342
Net income	—	—	—	179,212	—	179,212
Other comprehensive loss	—	—	—	—	(212,366)	(212,366)
Dividends	—	—	—	(7,877)	—	(7,877)
Exercise of employee stock options	50	50	4,394	—	—	4,444
Issuance of common stock for employee stock purchase plans	13	13	1,813	—	—	1,826
Purchases of common stock	(3)	(3)	(453)	—	—	(456)
Issuance of common stock for long-term incentive program	12	12	12,260	—	—	12,272
Stock compensation	6	6	3,752	—	—	3,758
Balance, July 3, 2022	126,218	$126,218	$2,743,456	$4,756,566	$(459,085)	$7,167,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022
	(In thousands)
Operating activities:
Net income	$605,034	$356,174
Income from discontinued operations, net of income taxes	(521,567)	(10,503)
Income from continuing operations	83,467	345,671
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	23,526	29,665
Restructuring and other costs, net	5,104	12,669
Depreciation and amortization	217,938	218,030
Change in fair value of contingent consideration	1,085	1,363
Amortization of deferred debt financing costs and accretion of discounts	3,818	3,852
Change in fair value of financial securities	(745)	9,215
Debt extinguishment (income) loss	(3,345)	488
Unrealized foreign exchange loss	23,679	—
Amortization of acquired inventory revaluation	—	33,724
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(10,216)	80,334
Inventories	(26,775)	(31,794)
Accounts payable	(49,225)	(9,661)
Accrued expenses and other	(240,285)	(270,206)
Net cash provided by operating activities of continuing operations	28,026	423,350
Net cash used in operating activities of discontinued operations	(99,882)	(42,650)
Net cash (used in) provided by operating activities	(71,856)	380,700
Investing activities:
Capital expenditures	(34,895)	(46,472)
Purchases of investments	(5,000)	(22,250)
Purchases of marketable securities	(831,219)	—
Proceeds from marketable securities	100,000	—
Proceeds from disposition of businesses and assets	—	1,054
Cash paid for acquisitions, net of cash acquired	(686)	(5,635)
Net cash used in investing activities of continuing operations	(771,800)	(73,303)
Net cash provided by (used in) investing activities of discontinued operations	2,065,261	(11,358)
Net cash provided by (used in) investing activities	1,293,461	(84,661)

Financing activities:
Payments on borrowings	—	(220,000)
Proceeds from borrowings	—	220,000
Payments of term loan	—	(450,000)
Payments of senior unsecured notes	(50,835)	—
Payments of debt financing costs	(15)	—
Settlement of cash flow hedges	—	(762)
Net proceeds (payments) on other credit facilities	7,231	(825)
Payments for acquisition-related contingent consideration	(10,117)	(5)
Proceeds from issuance of common stock under stock plans	3,215	5,841
Purchases of common stock	(273,299)	(56,048)
Dividends paid	(17,638)	(17,667)
Net cash used in financing activities	(341,458)	(519,466)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17,571)	(33,977)
Net increase (decrease) in cash, cash equivalents and restricted cash	862,576	(257,404)
Cash, cash equivalents and restricted cash at beginning of period	470,746	619,337
Cash, cash equivalents and restricted cash at end of period	$1,333,322	$361,933

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,331,903	$345,861
Restricted cash included in other current assets	1,062	1,073
Restricted cash included in other assets	357	—
Cash and cash equivalents included in current assets of discontinued operations	—	14,999
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,333,322	$361,933

Supplemental disclosures of non-cash investing and financing activities:
Non-cash consideration in sale of business	$261,317	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (formerly PerkinElmer, Inc.) (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC (the “2022 Form 10-K”). The balance sheet amounts at January 1, 2023 in this report were derived from the Company’s audited 2022 consolidated financial statements included in the 2022 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 2, 2023 and July 3, 2022, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
In March 2023, the Company completed the previously announced sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in the Company’s consolidated financial statements.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets and primary end-markets.

	Reportable Segments
	Three Months Ended
	July 2, 2023			July 3, 2022
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$184,795	$134,032	$318,827	$174,282	$325,610	$499,892
Europe	74,707	116,910	191,617	71,658	116,235	187,893
Asia	76,851	121,771	198,622	80,674	127,183	207,857
	$336,353	$372,713	$709,066	$326,614	$569,028	$895,642

Primary end-markets
Life sciences	$336,353	$—	$336,353	$326,614	$—	$326,614
Diagnostics	—	372,713	372,713	—	569,028	569,028
	$336,353	$372,713	$709,066	$326,614	$569,028	$895,642

	Reportable Segments
	Six Months Ended
	July 2, 2023			July 3, 2022
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$348,649	$272,206	$620,855	$334,079	$653,546	$987,625
Europe	154,992	221,522	376,514	143,243	314,403	457,646
Asia	161,153	225,409	386,562	155,379	258,155	413,534
	$664,794	$719,137	$1,383,931	$632,701	$1,226,104	$1,858,805

Primary end-markets
Life sciences	$—	$719,137	$719,137	$—	$1,226,104	$1,226,104
Diagnostics	664,794	—	664,794	632,701	—	632,701
	$664,794	$719,137	$1,383,931	$632,701	$1,226,104	$1,858,805
Major Customer Concentration
Revenues from one customer in the Company’s Diagnostics segment represent approximately $176.9 million and $289.6 million of the Company’s total revenue for the three and six months ended July 3, 2022, respectively. No single customer comprises more than 10% of net revenues for the three and six months ended July 2, 2023.
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
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related services for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in “Accounts payable” or “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three month period.
Contract balances were as follows:

	July 2, 2023	January 1, 2023
	(In thousands)
Contract assets	$61,571	$56,631
Contract liabilities	(19,850)	(30,133)

Note 3: Discontinued Operations
On March 13, 2023, the Company completed the previously announced sale (the “Closing”) of the Business to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. Upon the Closing, the Company received approximately $2.14 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. The Company is entitled to an additional $75.0 million in proceeds that will be paid to the Company in connection with the transfer of the PerkinElmer brand and related trademarks to the Purchaser, and this consideration will be paid to the Company in installments over the next 24 months. The discounted value of the $75.0 million was measured as $68.0 million and is included in the proceeds at Closing. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. The Company also recorded a receivable of approximately $177.5 million for working capital adjustments that are expected to be settled with the Purchaser during the second half of fiscal year 2023. During the three months ended July 2, 2023, the Company recognized a pre-tax loss on the disposal of the Business totaling $31.2 million, reflecting additional transaction costs incurred after Closing.

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
In connection and concurrent with the Closing, the Company has also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months from the Closing and a Contract Manufacturing Agreement (“CMA”) for two locations which expired in early June 2023. The costs and amounts of reimbursements related to the TSA and CMA are not expected to be significant. Commercial transactions between the parties following the Closing are not expected to be significant.
The Business is reported for all periods as discontinued operations in the Company’s condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as Loss (income) from discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Revenue	$—	$333,927	$175,423	$630,206
Cost of revenue	—	219,480	124,647	431,268
Selling, general and administrative expenses	—	78,758	74,794	151,286
Research and development expenses	—	17,317	10,434	36,402
Operating income (loss)	—	18,372	(34,452)	11,250
Other (expense) income:
(Loss) gain on sale	(31,232)	—	835,687	—
Other (expense) income, net	—	(244)	913	(426)
Total other (expense) income	(31,232)	(244)	836,600	(426)
(Loss) income from discontinued operations before income taxes	(31,232)	18,128	802,148	10,824
(Benefit from) provision for income tax	(8,169)	517	280,581	321
(Loss) income from discontinued operations	$(23,063)	$17,611	$521,567	$10,503
The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets at July 2, 2023 and January 1, 2023.

	July 2, 2023	January 1, 2023
	(In thousands)
Cash and cash equivalents	$—	$14,999
Accounts receivable	—	343,064
Inventories	—	210,367
Other current assets	—	32,063
Total current assets		600,493
Property, plant and equipment, net	—	60,983
Operating lease right-of-use assets	—	41,487
Intangible assets, net	—	202,850
Goodwill	—	772,812
Other assets, net	—	15,079
Total long-term assets		1,093,211
Total assets of discontinued operations	$—	$1,693,704

Accounts payable	$—	$29,912
Accrued expenses and other current liabilities	—	161,260
Total current liabilities		191,172
Deferred taxes and long-term liabilities	—	46,046
Operating lease liabilities	—	35,647
Total long-term liabilities		81,693
Total liabilities of discontinued operations	$—	$272,865
The following operating and investing non-cash items from discontinued operations were as follows for the six months ended:

	July 2, 2023	July 3, 2022
	(In thousands)
Capital expenditures	$1,292	$6,112
Depreciation	—	6,829
Amortization	—	14,598

Note 4: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Interest income	$(25,046)	$(762)	$(30,318)	$(1,357)
Interest expense	26,007	27,128	48,745	55,516
Change in fair value of financial securities	2,023	(2,909)	(745)	9,215
Other components of net periodic pension cost (credit)	2,286	(2,561)	4,475	(5,116)
Foreign exchange losses and other expense, net	1,232	5,254	31,024	4,944
Total interest and other expense, net	$6,502	$26,150	$53,181	$63,202

During the three and six months ended July 2, 2023, foreign exchange (gains) losses of $(2.4) million and $23.7 million, respectively, related to the cash proceeds from the sale of the Business that were held offshore are included in Other expense (income), net.
Note 5: Inventories

Inventories consisted of the following:

	July 2, 2023	January 1, 2023
	(In thousands)
Raw materials	$204,189	$190,640
Work in progress	74,206	68,206
Finished goods	158,427	146,616
Total inventories	$436,822	$405,462

Note 6: Debt

The Company’s debt consisted of the following:

	July 2, 2023
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,295)	$(2,295)
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	717,646	(201)	(2,218)	715,227
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	546,000	(1,693)	(1,577)	542,730
1.900% Senior Unsecured Notes due in 2028 (“2028 Notes”)	500,000	(276)	(3,329)	496,395
3.3% Senior Unsecured Notes due in 2029 (“2029 Notes”)	850,000	(1,865)	(5,162)	842,973
2.55% Senior Unsecured Notes due in March 2031 (“March 2031 Notes”)	400,000	(107)	(2,810)	397,083
2.250% Senior Unsecured Notes due in September 2031 (“September 2031 Notes”)	500,000	(1,282)	(3,781)	494,937
3.625% Senior Unsecured Notes due in 2051 (“2051 Notes”)	400,000	(4)	(4,209)	395,787
Other Debt Facilities, non-current	901	—	—	901
Total Long-Term Debt	$3,914,547	$(5,428)	$(25,381)	$3,883,738
Current Portion of Long-term Debt:
0.550% Senior Unsecured Notes due in 2023 (“2023 Notes”)	467,138	(18)	(251)	466,869
Other Debt Facilities, current	12,067	—	—	12,067
Total Current Portion of Long-Term Debt	479,205	(18)	(251)	478,936
Total	$4,393,752	$(5,446)	$(25,632)	$4,362,674

During the six months ended July 2, 2023, the Company repurchased $54.1 million in aggregate principal amount of the 2024 Notes in open market transactions. At July 2, 2023, the Company had outstanding U.S. treasury securities with a carrying amount of $739.1 million whose proceeds upon maturity are intended to be utilized to repay outstanding debt securities (see Note 12).

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

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Number of common shares—basic	125,215	126,126	125,745	126,132
Effect of dilutive securities:
Stock options	123	259	136	316
Restricted stock awards	60	124	37	133
Number of common shares—diluted	125,398	126,509	125,918	126,581
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	767	662	766	627
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on adjusted revenue and adjusted operating income. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1, Nature of Operations and Accounting Policies, to the audited consolidated financial statements in the 2022 Form 10-K.
The principal products and services of the Company’s two operating segments are:
•Life Sciences. As a result of the sale of the Business, the former Discovery & Analytical Solutions segment is now referred to as the Life Sciences segment. This segment provides products and services targeted towards the life sciences market.
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
The primary financial measure by which the Company evaluates the performance of its segments is adjusted operating income, which consists of operating income excluding the effects of amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily adjustments to the fair value of acquired inventory that are subsequently recognized), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, including primarily restructuring actions.
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Revenues
Life Sciences	$336,353	$326,614	$664,794	$632,701
Diagnostics	372,919	569,231	719,549	1,226,510
Revenue purchase accounting adjustments	(206)	(203)	(412)	(406)
Total revenues	$709,066	$895,642	$1,383,931	$1,858,805

Segment Operating Income
Life Sciences	$127,759	$130,599	$257,218	$240,780
Diagnostics	85,241	244,654	159,673	545,553
Corporate	(8,707)	(20,486)	(23,404)	(38,168)
Subtotal reportable segments operating income	204,293	354,767	393,487	748,165
Amortization of intangible assets	(92,758)	(93,731)	(184,569)	(188,944)
Purchase accounting adjustments	(2,891)	(17,969)	(1,977)	(35,973)
Acquisition and divestiture-related costs	(28,579)	(8,573)	(46,530)	(17,390)
Significant litigation matters and settlements	—	1,686	—	1,261
Significant environmental matters	—	—	(1,132)	—
Restructuring and other, net	(2,009)	(3,686)	(5,104)	(12,669)
Operating income from continuing operations	78,056	232,494	154,175	494,450
Interest and other expense, net (see Note 4)	6,502	26,150	53,181	63,202
Income from continuing operations before income taxes	$71,554	$206,344	$100,994	$431,248

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 2, 2023	January 1, 2023
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(304,436)	$(446,664)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net gains (losses) on marketable securities, net of income taxes	262	(35)
Accumulated other comprehensive loss	$(304,972)	$(447,497)

Stock Repurchases:
On July 22, 2022, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended July 2, 2023, the Company repurchased 554,306 shares of common stock under the Repurchase Program for an aggregate cost of $73.4 million. During the six months ended July 2, 2023, the Company repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million.
On April 27, 2023, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended July 2, 2023, the Company repurchased 1,149,249 shares of common stock under the New Repurchase Program for an aggregate cost of $132.5 million. As of July 2, 2023, $467.5 million remained available for aggregate repurchases of shares under the New Repurchase Program.
Subsequent to the end of the second quarter of fiscal year 2023, the Company repurchased 210,736 shares of common stock under the New Repurchase Program at an aggregate cost of $24.7 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended July 2, 2023, the Company repurchased 3,750 shares of common stock for this purpose at an aggregate cost of $0.5 million. During the six months ended July 2, 2023, the Company repurchased 69,743 shares of common stock for this purpose at an aggregate cost of $9.5 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2023 and in each quarter of fiscal year 2022. At July 2, 2023, the Company had accrued $8.7 million for dividends declared on April 25, 2023 for the second quarter of fiscal year 2023 that will be paid in August 2023. On July 21, 2023, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2023 that will be payable in November 2023.

Note 10: Goodwill and Intangible Assets, Net
The Company tests goodwill at least annually for possible impairment. The Company completes the annual testing of impairment for goodwill on the later of January 1 or the first day of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of goodwill.
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
The changes in the carrying amount of goodwill for the six months ended July 2, 2023 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at January 1, 2023	$4,551,575	$1,930,193	$6,481,768
Foreign currency translation	25,738	10,913	36,651
Balance at July 2, 2023	$4,577,313	$1,941,106	$6,518,419
Identifiable intangible asset balances by category were as follows:

	July 2, 2023	January 1, 2023
	(In thousands)
Patents	$27,809	$28,020
Less: Accumulated amortization	(25,957)	(26,055)
Net patents	1,852	1,965
Trade names and trademarks	152,416	149,453
Less: Accumulated amortization	(71,242)	(63,590)
Net trade names and trademarks	81,174	85,863
Licenses	26,714	62,614
Less: Accumulated amortization	(15,635)	(54,254)
Net licenses	11,079	8,360
Core technology	1,573,641	1,556,740
Less: Accumulated amortization	(530,129)	(449,689)
Net core technology	1,043,512	1,107,051
Customer relationships	2,931,832	2,943,761
Less: Accumulated amortization	(872,219)	(775,104)
Net customer relationships	2,059,613	2,168,657
In-process research and development	—	5,278
Total	$3,197,230	$3,377,174
Total amortization expense related to amortizable intangible assets was $92.8 million and $184.6 million for the three and six months ended July 2, 2023, respectively, and $93.7 million and $188.9 million for the three and six months ended July 3, 2022, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $179.8 million for the remainder of fiscal year 2023, $357.1 million for fiscal year 2024, $336.2 million for fiscal year 2025, $328.6 million for fiscal year 2026, and $301.1 million for fiscal year 2027.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $296.4 million, $476.9 million and $319.6 million at July 2, 2023, January 1, 2023 and July 3, 2022, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 2, 2023 and July 3, 2022.
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
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 2, 2023, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $2.7 million and $12.0 million for the three and six months ended July 2, 2023, respectively, and $(31.2) million and $(47.9) million for the three and six months ended July 3, 2022, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of July 2, 2023.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 2, 2023. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 2, 2023 and January 1, 2023 classified in one of the three classifications described above:

		Fair Value Measurements at July 2, 2023 Using:
	Total Carrying Value at July 2, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - equity securities	$11,457	$11,457	$—	$—
Foreign exchange derivative assets	310	—	310	—
Foreign exchange derivative liabilities	(675)	—	(675)	—
Contingent consideration assets	15,930	—	—	15,930
Contingent consideration liabilities	(37,561)	—	—	(37,561)

		Fair Value Measurements at January 1, 2023 Using:
	Total Carrying Value at January 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - equity securities	$11,083	$11,083	$—	$—
Foreign exchange derivative assets	2,142	—	2,142	—
Foreign exchange derivative liabilities	(1,549)	—	(1,549)	—
Contingent consideration liabilities	(46,618)	—	—	(46,618)
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
Marketable securities - equity securities:    Includes equity and mutual fund investments measured at fair value using the quoted market prices in active markets at the reporting date.
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 2, 2023 and January 1, 2023, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques:    The Company’s Level 3 assets and liabilities are comprised of contingent consideration related to the sale of the Business (see Note 3) and acquisitions. For assets and liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 assets and liabilities.

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
A reconciliation of the contingent consideration assets is as follows:

	Three Months Ended	Six Months Ended
	July 2, 2023	July 2, 2023
	(In thousands)
Balance at beginning of period	$15,930	$—
Amount recognized upon the sale of the Business	—	15,930
Change in fair value	—	—
Balance at end of period	$15,930	$15,930
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
A reconciliation of the contingent consideration liabilities is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Balance at beginning of period	$(43,834)	$(49,828)	$(46,618)	$(57,996)
Additions	—	—	—	(4,961)
Amounts paid and foreign currency translation	8,718	1,904	10,142	3,326
Adjustments recognized in goodwill	—	—	—	12,400
Change in fair value (included within selling, general and administrative expenses)	(2,445)	(669)	(1,085)	(1,362)
Balance at end of period	$(37,561)	$(48,593)	$(37,561)	$(48,593)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s investments in U.S. treasury securities that are classified as held-to-maturity and measured at amortized cost had a fair value of $734.7 million and a carrying value of $739.1 million as of July 2, 2023. Investments amounting to $449.0 million had a contractual maturity of less than one year as of July 2, 2023. Investments amounting to $290.0 million had contractual maturities of more than one year and less than 2 years as of July 2, 2023.
The Company’s outstanding senior unsecured notes had a fair value of $3,848.0 million and a carrying value of $4,352.0 million as of July 2, 2023. The Company’s outstanding senior unsecured notes had a fair value of $3,812.3 million and a carrying value of $4,390.5 million as of January 1, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.

The Company’s other debt facilities had an aggregate carrying value of $10.7 million and $3.7 million as of July 2, 2023 and January 1, 2023, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $13.5 million and $12.2 million as of July 2, 2023 and January 1, 2023, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 2, 2023 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
The principal products and services of our two operating segments are:
•Life Sciences. As a result of the sale of the Business, the former Discovery & Analytical Solutions segment is now referred to as the Life Sciences segment. This segment provides products and services targeted towards the life sciences market.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically oriented customers, especially within the reproductive health, immunodiagnostics and applied genomics markets.
Effective as of April 26, 2023, we changed our name from “PerkinElmer, Inc.” to “Revvity, Inc.”. Effective as of May 16, 2023, we changed the ticker symbol for our common stock to “RVTY” and the ticker symbol for our 1.875% Notes due 2026 to “RVTY 26”.
Overview of the Second Quarter of Fiscal Year 2023
Our total revenue in the second quarter of fiscal year 2023 was $709.1 million which decreased by $186.6 million, or 20.8%, as compared to the second quarter of fiscal year 2022, reflecting a decrease of $196.3 million, or 34%, in our Diagnostics segment revenue, which was partially offset by an increase of $9.7 million, or 3%, in our Life Sciences segment revenue. The decrease in our Diagnostics segment revenue for the second quarter of fiscal year 2023 was driven by a decrease in revenue from our COVID-19 product offerings and a decrease of approximately 1% in revenue due to unfavorable changes in foreign exchange rates, partially offset by an 8% increase in revenue from our core product offerings. The increase in our Life Sciences segment revenue for the second quarter of fiscal year 2023 was primarily a result of an increase in revenue in our academia and government markets, partially offset by a decrease in revenue in our pharmaceutical and biotechnology markets.
Our consolidated gross margins decreased 486 basis points in the second quarter of fiscal year 2023, as compared to the second quarter of fiscal year 2022, primarily due to lower COVID-19 revenue partially offset by a favorable shift in product volume mix and productivity gains. For the second quarter of fiscal year 2023, supply chain disruptions and inflation did not materially impact our results of operations as compared to the second quarter of fiscal year 2022 as the effects of our initiatives to reduce transportation costs more than offset the impact of inflation on our raw materials purchases. Our consolidated operating margins decreased from 26% in the second quarter of fiscal year 2022 to 11% in the second quarter of fiscal year 2023, primarily due to lower COVID-19 revenue, partially offset by a favorable shift in product volume mix and productivity gains.
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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (our “2022 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the six months ended July 2, 2023.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 2, 2023 was $709.1 million, as compared to $895.6 million for the three months ended July 3, 2022, a decrease of $186.6 million, or approximately 20.8%. The analysis in the remainder of this paragraph compares segment revenue for the three months ended July 2, 2023 as compared to the three months ended July 3, 2022 and includes the effect of foreign exchange rate fluctuations. Our Diagnostics segment revenue was $372.9 million for the three months ended July 2, 2023, as compared to $569.2 million for the three months ended July 3, 2022, a decrease of $196.3 million, or 34%, primarily due to decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $154.7 million in our immunodiagnostics revenue, a decrease of $38.0 million in our applied genomics revenue, and a decrease of $3.6 million in our reproductive health revenue. Our Life Sciences segment revenue was $336.4 million for the three months ended July 2, 2023, as compared to $326.6 million for the three months ended July 3, 2022, an increase of $9.7 million, or 3%, driven by an increase of $15.6 million in our academia and government markets, partially offset by a decrease of $5.9 million in our pharmaceutical and biotechnology markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended July 2, 2023 and July 3, 2022 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the six months ended July 2, 2023 was $1,383.9 million, as compared to $1,858.8 million for the six months ended July 3, 2022, a decrease of $474.9 million, or approximately 25.5%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the six months ended July 2, 2023 as compared to the six months ended July 3, 2022 and includes the effect of foreign exchange rate fluctuations. Our Diagnostics segment revenue was $719.5 million for the six months ended July 2, 2023, as compared to $1,226.5 million for the six months ended July 3, 2022, a decrease of $507.0 million, or 41%, primarily due to decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $375.7 million in our immunodiagnostics revenue, a decrease of $124.9 million in our applied genomics revenue, and a decrease of $6.4 million in our reproductive health revenue. Our Life Sciences segment revenue was $664.8 million for the six months ended July 2, 2023, as compared to $632.7 million for the six months ended July 3, 2022, an increase of $32.1 million, or 5%, driven by an increase of $28.3 million in our academia and government markets and an increase of $3.8 million in our pharmaceutical and biotechnology market. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.4 million of revenue for each of the six months ended July 2, 2023 and July 3, 2022 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended July 2, 2023 was $306.7 million, as compared to $343.9 million for the three months ended July 3, 2022, a decrease of $37.2 million, or approximately 11%. As a percentage of revenue, cost of revenue increased to 43.3% for the three months ended July 2, 2023, from 38.4% for the three months ended July 3, 2022, resulting in a decrease in gross margin of 486 basis points to 56.7% for the three months ended July 2, 2023, from 61.6% for the three months ended July 3, 2022 due to lower COVID-19 revenue partially offset by pricing actions. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $16.9 million for the three months ended July 3, 2022. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.8 million for the three months ended July 2, 2023, as compared to $1.5 million for the three months ended July 3, 2022. The above decreases were partially offset by an increase in amortization of intangible assets which was $38.9 million for the three months ended July 2, 2023, as compared to $35.6 million for the three months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for each of the three months ended July 2, 2023 and July 3, 2022.
Cost of revenue for the six months ended July 2, 2023 was $600.2 million, as compared to $712.3 million for the six months ended July 3, 2022, a decrease of $112.1 million, or approximately 16%. As a percentage of revenue, cost of revenue increased to 43.4% for the six months ended July 2, 2023, from 38.3% for the six months ended July 3, 2022, resulting in a decrease in gross margin of 505 basis points to 56.6% for the six months ended July 2, 2023, from 61.7% for the six months ended July 3, 2022 due to lower COVID-19 revenue partially offset by pricing actions. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $33.7 million for the six months ended July 3, 2022. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $1.7 million for the six months ended July 2, 2023, as compared to $3.2 million for the six months ended July 3, 2022. The above decreases were partially offset by an increase in amortization of intangible assets which was $77.3 million for the six months ended July 2, 2023, as compared to $71.7 million for the six months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.3 million for each of the six months ended July 2, 2023 and July 3, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 2, 2023 were $267.0 million, as compared to $263.2 million for the three months ended July 3, 2022, an increase of $3.8 million, or 1%. As a percentage of revenue, selling, general and administrative expenses increased and were 37.7% for the three months ended July 2, 2023, as compared to 29.4% for the three months ended July 3, 2022. Acquisition and divestiture-related expenses, which primarily consisted of rebranding, legal, due diligence and integration costs and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $26.6 million for the three months ended July 2, 2023, as compared to $5.7 million for the three months ended July 3, 2022. Purchase accounting adjustments added an incremental expense of $2.5 million for the three months ended July 2, 2023, which primarily consisted of a change in contingent consideration, as compared to $0.7 million for the three months ended July 3, 2022. The above increases were partially offset by a decrease in amortization of intangible assets which was $53.9 million for the three months ended July 2, 2023, as compared to $58.2 million for the three months ended July 3, 2022. Restructuring and other costs, net, also decreased and was $2.0 million for the three months ended July 2, 2023, as compared to $3.7 million for the three months ended July 3, 2022. Legal and settlement costs for significant litigation matters, net of reversals, were $1.7 million for the three months ended July 3, 2022. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives, which were partially offset by costs related to investments in people, digital capabilities, innovation, and recent acquisitions.
Selling, general and administrative expenses for the six months ended July 2, 2023 were $515.6 million, as compared to $538.4 million for the six months ended July 3, 2022, a decrease of $22.9 million, or 4%. As a percentage of revenue, selling, general and administrative expenses increased and were 37.3% for the six months ended July 2, 2023, as compared to 29.0% for the six months ended July 3, 2022. Amortization of intangible assets decreased and was $107.3 million for the six months ended July 2, 2023, as compared to $117.2 million for the six months ended July 3, 2022. Purchase accounting adjustments added an incremental expense of $1.2 million for the six months ended July 2, 2023, which primarily consisted of a change in contingent consideration, as compared to $1.4 million for the six months ended July 3, 2022. Restructuring and other costs, net, decreased and was $5.1 million for the six months ended July 2, 2023, as compared to $12.7 million for the six months ended July 3, 2022. Legal and settlement costs for significant litigation matters, net of reversals, were $1.3 million for the six months ended July 3, 2022. The above decreases were partially offset by an increase in acquisition and divestiture-related expenses, which primarily consisted of rebranding, legal, due diligence and integration costs and stock compensation expense related to the awards given to BioLegend employees post-acquisition, which added an incremental expense of $42.4 million for the six months ended July 2, 2023, as compared to $11.4 million for the six months ended July 3, 2022. Costs for significant environmental matters also added an incremental expense of $1.1 million for the six months ended July 2, 2023. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives, which were partially offset by costs related to investments in people, digital capabilities, innovation, and recent acquisitions.
Research and Development Expenses
Research and development expenses for the three months ended July 2, 2023 were $57.3 million, as compared to $56.0 million for the three months ended July 3, 2022, an increase of $1.2 million, or 2%. As a percentage of revenue, research and development expenses increased and were 8.1% for the three months ended July 2, 2023, as compared to 6.3% for the three months ended July 3, 2022. The increase in research and development expenses was driven by our investments in new product development and was partially offset by a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $1.2 million for the three months ended July 2, 2023 as compared to $1.3 million for the three months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for each of the three months ended July 2, 2023 and July 3, 2022.
Research and development expenses for the six months ended July 2, 2023 were $113.9 million, as compared to $113.6 million for the six months ended July 3, 2022, an increase of $0.4 million, or 0.3%. As a percentage of revenue, research and development expenses increased and were 8.2% for the six months ended July 2, 2023, as compared to 6.1% for the six months ended July 3, 2022. The increase in research and development expenses was driven by our investments in new product development and was partially offset by a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $2.4 million for the six months ended July 2, 2023 as compared to $2.8 million for the six months ended July 3, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for each of the six months ended July 2, 2023 and July 3, 2022.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Interest income	$(25,046)	$(762)	$(30,318)	$(1,357)
Interest expense	26,007	27,128	48,745	55,516
Change in fair value of financial securities	2,023	(2,909)	(745)	9,215
Other components of net periodic pension cost (credit)	2,286	(2,561)	4,475	(5,116)
Foreign exchange losses and other expense, net	1,232	5,254	31,024	4,944
Total interest and other expense, net	$6,502	$26,150	$53,181	$63,202
The decrease in interest and other expense, net, for the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, was primarily due to an increase in interest income of $24.3 million associated with the cash proceeds from the sale of Business that were invested in bank deposits and short-term investments and higher interest rates.
The decrease in interest and other expense, net, for the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, was primarily due to a decrease of $6.8 million in interest expense, a decrease in the change in fair value of financial securities of $10.0 million and an increase in interest income of $29.0 million. These were partially offset by an increase in foreign exchange losses and other expense, net of $26.1 million and an increase in other components of net periodic pension cost of $9.6 million. Interest income increased due to increase in investments and higher interest rates. Interest expense decreased due to $3.3 million of debt extinguishment income for the six months ended July 2, 2023, as compared to $0.2 million of debt extinguishment expense for the six months ended July 3, 2022, as well as a result of an overall decrease in debt. Foreign exchange losses and other expense, net, increased due to a foreign exchange loss of $23.7 million for the six months ended July 2, 2023 related to the cash proceeds from the sale of the Business that were held offshore.
Provision for Income Taxes
The provision for income taxes from continuing operations was $12.9 million for the three months ended July 2, 2023, as compared to $44.7 million for the three months ended July 3, 2022. The provision for income taxes from continuing operations was $17.5 million for the six months ended July 2, 2023, as compared to $85.6 million for the six months ended July 3, 2022.
The effective tax rate from continuing operations was 18.1% and 17.4% for the three and six months ended July 2, 2023, respectively, as compared to 21.7% and 19.8% for the three and six months ended July 3, 2022, respectively. The effective tax rate during the three months ended July 2, 2023 is lower as compared to the prior year period due to projected lower income in certain higher tax rate jurisdictions and the release of a $1.2 million tax reserve as the statute of limitations expired. The effective tax rate during the six months ended July 2, 2023 is lower as compared to the prior year period primarily due to projected lower income in certain higher tax rate jurisdictions and the release of a $1.2 million tax reserve as the statute of limitations expired. The Company expects that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal 2023.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended July 2, 2023 was $336.4 million, as compared to $326.6 million for the three months ended July 3, 2022, an increase of $9.7 million, or 3%. The increase in our Life Sciences segment revenue was primarily a result of an increase of $15.6 million in our academia and government markets, partially offset by a decrease of $5.9 million in our pharmaceutical and biotechnology markets.
Revenue for the six months ended July 2, 2023 was $664.8 million, as compared to $632.7 million for the six months ended July 3, 2022, an increase of $32.1 million, or 5%, which includes a decrease of approximately 1% in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue was primarily a result of an increase of $28.3 million in our academia and government markets and an increase of $3.8 million in our pharmaceutical and biotechnology market.
Segment operating income for the three months ended July 2, 2023 was $127.8 million, as compared to $130.6 million for the three months ended July 3, 2022, a decrease of $2.8 million, or 2%. Segment operating margin decreased 200 basis points in the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to increased investments in new product development and growth initiatives, partially offset by pricing actions.
Segment operating income for the six months ended July 2, 2023 was $257.2 million, as compared to $240.8 million for the six months ended July 3, 2022, an increase of $16.4 million, or 7%. Segment operating margin increased 64 basis points in the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, primarily due to pricing actions and productivity gains, partially offset by product mix, investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended July 2, 2023 was $372.9 million, as compared to $569.2 million for the three months ended July 3, 2022, a decrease of $196.3 million, or 34%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The decrease in our Diagnostics segment revenue during the three months ended July 2, 2023 was primarily driven by decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $154.7 million in our immunodiagnostics revenue, a decrease of $38.0 million in our applied genomics revenue, and a decrease of $3.6 million in our reproductive health revenue.
Revenue for the six months ended July 2, 2023 was $719.5 million, as compared to $1,226.5 million for the six months ended July 3, 2022, a decrease of $507.0 million, or 41%, which includes a 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The decrease in our Diagnostics segment revenue during the six months ended July 2, 2023 was primarily driven by decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $375.7 million in our immunodiagnostics revenue, a decrease of $124.9 million in our applied genomics revenue, and a decrease of $6.4 million in our reproductive health revenue.
Segment operating income for the three months ended July 2, 2023 was $85.2 million, as compared to $244.7 million for the three months ended July 3, 2022, a decrease of $159.4 million, or 65%. Segment operating margin decreased 2,012 basis points in the three months ended July 2, 2023, as compared to the three months ended July 3, 2022, primarily due to lower COVID-19 product sales volume, partially offset by cost controls.
Segment operating income for the six months ended July 2, 2023 was $159.7 million, as compared to $545.6 million for the six months ended July 3, 2022, a decrease of $385.9 million, or 71%. Segment operating margin decreased 2,229 basis points in the six months ended July 2, 2023, as compared to the six months ended July 3, 2022, primarily due to lower COVID-19 product sales volume, partially offset by cost controls.

Discontinued Operations
On March 13, 2023, we completed the previously announced sale (the “Closing”) of the “Business to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. Upon the Closing, we received approximately $2.14 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. We are entitled to an additional $75.0 million in proceeds that will be paid to us in connection with the transfer of the PerkinElmer brand and related trademarks to the Purchaser, and this consideration will be paid to us in installments over the next 24 months. The discounted value of the $75.0 million was measured as $68.0 million and is included in the proceeds at Closing. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. We also recorded a receivable of approximately $177.5 million for working capital adjustments that are expected to be settled with the Purchaser during the second half of fiscal year 2023. During the three months ended July 2, 2023, we recognized a pre-tax loss on the disposal of the Business totaling $31.2 million, reflecting additional transaction costs incurred after Closing.

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
In connection and concurrent with the Closing, we also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months and a Contract Manufacturing Agreement “CMA”) for two locations which expired in early June 2023. The costs and amounts of reimbursements related to the TSA and CMA are not expected to be significant. Commercial transactions between the parties following the Closing are not expected to be significant.
The Business is reported for all periods as discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as Income from discontinued operations in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Revenue	$—	$333,927	$175,423	$630,206
Cost of revenue	—	219,480	124,647	431,268
Selling, general and administrative expenses	—	78,758	74,794	151,286
Research and development expenses	—	17,317	10,434	36,402
Operating income (loss)	—	18,372	(34,452)	11,250
Other (expense) income:
(Loss) gain on sale	(31,232)	—	835,687	—
Other (expense) income, net	—	(244)	913	(426)
Total other (expense) income	(31,232)	(244)	836,600	(426)
(Loss) income from discontinued operations before income taxes	(31,232)	18,128	802,148	10,824
(Benefit from) provision for income tax	(8,169)	517	280,581	321
(Loss) income from discontinued operations	$(23,063)	$17,611	$521,567	$10,503
The results of discontinued operations during the three and six months ended July 2, 2023 include the results of the Business through March 13, 2023. During the three and six months ended July 2, 2023, we recognized divestiture-related costs in gain on sale of $12.6 million and $31.7 million, respectively. During the six months ended July 2, 2023, we recognized $36.0 million of divestiture-related costs in selling, general and administrative expenses in discontinued operations, as compared to $25.7 million during the six months ended July 3, 2022, an increase of $10.2 million.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations, borrowing capacity available under our senior unsecured credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans. The sale of the Business generated approximately $2.14 billion in cash proceeds. We expect to use these proceeds for a combination of satisfying upcoming debt maturities, opportunistic share repurchases and continued strategic and value creating acquisitions.

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
At July 2, 2023, we had cash and cash equivalents of $1.3 billion, of which $456.2 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at July 2, 2023. At July 2, 2023, we had investments in U.S. treasury securities with a carrying amount of $739.1 million whose proceeds upon maturity are intended to be utilized to repay our outstanding debt coming due over the next 13 months.
We utilize a variety of tax planning and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We use our non-U.S. cash for needs outside of the United States including foreign operations, capital investments, acquisitions and repayment of debt. In addition, we transfer cash to the United States using nontaxable returns of capital, distributions of previously taxed income, as well as dividends, where the related income tax cost is managed efficiently. We have accrued tax expense on the unremitted earnings of foreign subsidiaries as required by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and where the foreign earnings are not considered permanently reinvested. In accordance with the Tax Act, we are making scheduled annual cash payments on our accrued transition tax, which totaled $12.3 million in 2023.
As of the end of fiscal year 2022, we evaluated our undistributed foreign earnings and identified approximately $879.0 million in earnings that we do not consider to be permanently reinvested. We have recorded a provision of approximately $14.4 million for taxes that would fall due when such earnings are repatriated. We repatriated foreign earnings to the United States during fiscal year 2022 and expect to continue the repatriation in fiscal year 2023. As of July 2, 2023, we also plan to repatriate proceeds from the sale of the Business described in Note 3 to the consolidated financial statements and have accrued the associated tax expense in discontinued operations. During the three months ended July 2, 2023, approximately $1.5 billion was repatriated back to the United States. There are other undistributed foreign earnings and outside basis differences for which we have not provided for any taxes as these amounts continue to be indefinitely reinvested, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
On July 22, 2022, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended July 2, 2023, we repurchased 554,306 shares of common stock under the Repurchase Program for an aggregate cost of $73.4 million. During the six months ended July 2, 2023, we repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. On April 27, 2023, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended July 2, 2023, we repurchased 1,149,249 shares of common stock under the New Repurchase Program for an aggregate cost of $132.5 million. As of July 2, 2023, $467.5 million remained available for aggregate repurchases of shares under the New Repurchase Program.

Subsequent to the end of the second quarter of fiscal year 2023, we repurchased 210,736 shares of common stock under the New Repurchase Program at an aggregate cost of $24.7 million.
As of July 2, 2023, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $94.0 million. As of July 2, 2023, we have recorded contingent consideration obligations of $37.6 million, of which $11.5 million was recorded in accrued expenses and other current liabilities, and $26.1 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 5.4 years from July 2, 2023, and the remaining weighted average expected earnout period at July 2, 2023 was 4.7 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the six months ended July 2, 2023, we contributed $10.0 million to our defined benefit pension plan in the United States for the plan year 2022. During the six months ended July 2, 2023, we contributed $3.4 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $3.4 million by the end of fiscal year 2023. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $28.0 million for the six months ended July 2, 2023, as compared to net cash provided by operating activities of our continuing operations of $423.4 million for the six months ended July 3, 2022, a decrease of $395.3 million, primarily due to lower profitability and more cash used in working capital during the six months ended July 2, 2023 as compared to the six months ended July 3, 2022. The cash provided by operating activities for the six months ended July 2, 2023 was principally a result of income from continuing operations of $83.5 million, adjustments for non-cash charges aggregating to $271.1 million, including depreciation and amortization of $217.9 million, and a net cash decrease in working capital of $326.5 million. The cash provided by operating activities for the six months ended July 3, 2022 was principally a result of income from continuing operations of $345.7 million, adjustments for non-cash charges aggregating to $309.0 million including depreciation and amortization of $218.0 million, and a net cash decrease in working capital of $231.3 million. During the six months ended July 2, 2023, we contributed $10.0 million to our pension plan in the United States and $3.4 million, in the aggregate, to pension plans outside of the United States.
Investing Activities. Net cash used in investing activities of our continuing operations was $771.8 million for the six months ended July 2, 2023, as compared to $73.3 million for the six months ended July 3, 2022, an increase of $698.5 million. During the six months ended July 2, 2023, we made purchases of investments in U.S. treasury securities totaling $831.2 million. For the six months ended July 2, 2023, the net cash used for capital expenditures and acquisitions were $34.9 million and $0.7 million, respectively, as compared to $46.5 million and $5.6 million, respectively, for the six months ended July 3, 2022. The capital expenditures in each period were primarily for manufacturing, software and other capital equipment purchases. During the six months ended July 2, 2023, purchases of investments were $5.0 million, as compared to $22.3 million for the six months ended July 3, 2022. The cash used in investing activities during the six months ended July 2, 2023 was partially offset by proceeds from maturity of U.S. treasury securities totaling $100.0 million.
Financing Activities. Net cash used in financing activities was $341.5 million for the six months ended July 2, 2023, as compared to $519.5 million for the six months ended July 3, 2022, a decrease in net cash used in financing activities of $178.0 million. During the six months ended July 2, 2023, we made net payments of $43.6 million on debts, as compared to $450.8 million during the six months ended July 3, 2022. The changes in both periods reflect our intentions to pay down debt, which we expect to continue throughout fiscal year 2023 and fiscal year 2024. During the six months ended July 2, 2023, we repurchased shares of our common stock for a total cost of $273.3 million, as compared to $56.0 million in the prior year period. We paid $17.6 million in dividends for the six months ended July 2, 2023, as compared to $17.7 million in the prior year period. We paid $10.1 million for acquisition-related contingent consideration during the six months ended July 2, 2023. We paid $0.8 million in settlement of hedges for the six months ended July 3, 2022. The cash used in financing activities during the six months ended July 2, 2023 was partially offset by proceeds from the issuance of common stock under our stock plans of $3.2 million during the six months ended July 2, 2023, as compared to $5.8 million for the six months ended July 3, 2022.

Borrowing Arrangements
Since the beginning of the third quarter of fiscal year 2022, we have repurchased $32.9 million in aggregate principal amount of our 0.550% senior unsecured notes due in September 2023 (the “2023 Notes”) and $82.4 million in aggregate principal amount of our 0.850% senior unsecured notes due in September 2024 (the “2024 Notes”). We expect to settle outstanding 2023 Notes in the third quarter of fiscal year 2023 and continue repurchasing outstanding 2024 Notes from time to time, subject to market conditions. See Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2022 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2023 and in each quarter of fiscal year 2022. At July 2, 2023, we had accrued $8.7 million for dividends declared on April 25, 2023 for the second quarter of fiscal year 2023 that will be paid in August 2023. On July 21, 2023, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2023 that will be payable in November 2023. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2022 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended January 1, 2023.
We have not adopted any new accounting pronouncements during the six months ended July 2, 2023, and there were no recently issued accounting pronouncements that are expected to have a significant impact on our financial statements.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt, however, there is $13.0 million of variable rate instruments. As of July 2, 2023, our investments in U.S. treasury securities of $739.1 million earn fixed interest rates, however, our cash and cash equivalents, for which we receive interest at variable rates, were $1.3 billion. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at July 2, 2023.
Interest Rate Risk—Sensitivity. Our 2022 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 2, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 2, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 2, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 2, 2023 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our Diagnostics segment experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings during fiscal years 2020 and 2021, as well as from the COVID-19 testing laboratory facilities we developed to service the State of California and the United Kingdom. Both of these laboratories closed in the first half of 2022. As a result of these closures, and the general reduction in COVID-19 testing spending by our customers, the demand for these products and services declined in fiscal year 2022 and in the first half of fiscal year 2023. We expect demand for COVID-19 related products and services to continue to decline during the remainder of fiscal year 2023.
Our growth and profitability is subject to global economic and political conditions, and operational disruptions at our facilities.
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Environmental events and political changes, including war or other conflicts, such as the current conflict in Ukraine, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
As of July 2, 2023, our total assets included $9.7 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Over the last several years, stock markets in general and our common stock in particular have experienced significant price and volume volatility. Both the market price and the daily trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:
•operating results that vary from our financial guidance or the expectations of securities analysts and investors,
•the financial performance of the major end markets that we target,
•the operating and securities price performance of companies that investors consider to be comparable to us,
•announcements of strategic developments, acquisitions and other material events by us or our competitors,
•changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, freight costs, commodity and equity prices and the value of financial assets, and

•changes to economic conditions arising from global health crises and pandemics, climate change, or from wars or conflicts.
Dividends on our common stock could be reduced or eliminated in the future.
On April 25, 2023, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2023 that will be paid in August 2023. On July 21, 2023, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2023 that will be payable in November 2023. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 3, 2023—April 30, 2023	557,282	$132.34	554,306	$149,591,197
May 1, 2023—May 28, 2023	338,031	116.10	217,545	574,752,955
May 29, 2023—July 2, 2023	811,992	114.91	931,704	467,534,970
Activity for quarter ended July 2, 2023	1,707,305	$120.83	1,703,555	$467,534,970
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 2, 2023, we repurchased 3,750 shares of common stock for this purpose at an aggregate cost of $0.5 million. During the six months ended July 2, 2023, we repurchased 69,743 shares of common stock for this purpose at an aggregate cost of $9.5 million.

(2)On July 22, 2022, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended July 2, 2023, we repurchased 554,306 shares of common stock under the Repurchase Program for an aggregate cost of $73.4 million. During the six months ended July 2, 2023, we repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. On April 27, 2023, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended July 2, 2023, we repurchased 1,149,249 shares of common stock under the New Repurchase Program for an aggregate cost of $132.5 million. As of July 2, 2023, $467.5 million remained available for aggregate repurchases of shares under the New Repurchase Program. Subsequent to the end of the second quarter of fiscal year 2023, we repurchased 210,736 shares of common stock under the New Repurchase Program at an aggregate cost of $24.7 million.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended July 2, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits

Exhibit Number	Exhibit Name
3.1	Restated Articles of Organization, as amended, filed with the Commission on May 12, 2023 as Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.
3.2	Amended and Restated By-laws, filed with the Commission on May 12, 2023 as Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.
10.1
First Amendment to Credit Agreement, dated as of April 24, 2023, among PerkinElmer, Inc., PerkinElmer Health Sciences, Inc., PerkinElmer Life Sciences International Holdings, PerkinElmer Global Holdings S.à r.l. and PerkinElmer Health Sciences B.V. as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, attached hereto as Exhibit 10.1.

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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended July 2, 2023 (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2023 and July 3, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2023 and July 3, 2022, (iv) Condensed Consolidated Balance Sheets at July 2, 2023 and January 1, 2023, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 2, 2023 and July 3, 2022, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2023 and July 3, 2022, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

August 9, 2023	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

August 9, 2023	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Controller (Principal Accounting Officer)