Form 10-Q
period 2023-10-01
REVVITY, INC.
filed 2023-11-07
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 3, 2023, there were outstanding 123,407,288 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands, except per share data)
Product revenue	$586,676	$605,457	$1,803,412	$1,984,715
Service revenue	84,063	106,346	251,258	585,893
Total revenue	670,739	711,803	2,054,670	2,570,608
Cost of product revenue	265,178	271,744	797,645	879,832
Cost of service revenue	33,045	33,015	100,812	137,276
Total cost of revenue	298,223	304,759	898,457	1,017,108
Selling, general and administrative expenses	250,249	242,743	765,828	781,189
Research and development expenses	53,039	53,521	166,982	167,081
Operating income from continuing operations	69,228	110,780	223,403	605,230
Interest and other expense, net	18,625	28,638	71,806	91,840
Income from continuing operations before income taxes	50,603	82,142	151,597	513,390
Provision for income taxes	18,134	12,634	35,661	98,211
Income from continuing operations	32,469	69,508	115,936	415,179
(Loss) income from discontinued operations	(22,972)	15,839	498,595	26,342
Net income	$9,497	$85,347	$614,531	$441,521

Basic earnings per share:
Income from continuing operations	$0.26	$0.55	$0.93	$3.29
(Loss) income from discontinued operations	(0.18)	0.13	3.98	0.21
Net income	$0.08	$0.68	$4.91	$3.50
Diluted earnings per share:
Income from continuing operations	$0.26	$0.55	$0.93	$3.28
(Loss) income from discontinued operations	(0.18)	0.13	3.98	0.21
Net income	$0.08	$0.67	$4.90	$3.49

Weighted average shares of common stock outstanding:
Basic	123,992	126,155	125,161	126,139
Diluted	124,203	126,540	125,335	126,544

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Net income	$9,497	$85,347	$614,531	$441,521
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes:
Amounts recognized in other comprehensive income	(74,258)	(190,745)	(22,844)	(487,095)
Amounts reclassified to earnings	—	—	90,814	—
Net foreign currency translation adjustments, net of income taxes	(74,258)	(190,745)	67,970	(487,095)
Unrealized (loss) gains on securities, net of income taxes	(10)	48	287	5
Other comprehensive (loss) income	(74,268)	(190,697)	68,257	(487,090)
Comprehensive income (loss)	$(64,771)	$(105,350)	$682,788	$(45,569)
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2023	January 1, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,136,721	$454,358
Marketable securities	292,971	—
Accounts receivable, net	644,574	612,780
Inventories	435,696	405,462
Other current assets	403,275	122,254
Current assets of discontinued operations	—	1,693,704
Total current assets	2,913,237	3,288,558
Property, plant and equipment, net	489,747	482,950
Operating lease right-of-use assets	156,143	188,351
Intangible assets, net	3,085,253	3,377,174
Goodwill	6,470,139	6,481,768
Other assets, net	307,029	311,054
Total assets	$13,421,548	$14,129,855
Current liabilities:
Current portion of long-term debt	$727,539	$470,929
Accounts payable	188,302	272,826
Accrued expenses and other current liabilities	532,004	527,863
Current liabilities of discontinued operations	—	272,865
Total current liabilities	1,447,845	1,544,483
Long-term debt	3,152,454	3,923,347
Deferred taxes and long-term liabilities	993,046	1,109,181
Operating lease liabilities	133,922	169,968
Total liabilities	5,727,267	6,746,979
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 123,349,000 shares and 126,300,000 shares at October 1, 2023 and January 1, 2023, respectively	123,349	126,300
Capital in excess of par value	2,410,770	2,753,055
Retained earnings	5,539,402	4,951,018
Accumulated other comprehensive loss	(379,240)	(447,497)
Total stockholders’ equity	7,694,281	7,382,876
Total liabilities and stockholders’ equity	$13,421,548	$14,129,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine-Month Period Ended October 1, 2023
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	569,475	—	569,475
Other comprehensive income	—	—	—	—	143,116	143,116
Dividends	—	—	—	(8,841)	—	(8,841)
Exercise of employee stock options	9	9	514	—	—	523
Purchases of common stock	(516)	(516)	(67,013)	—	—	(67,529)
Issuance of common stock for long-term incentive program	188	188	10,970	—	—	11,158
Stock compensation	—	—	3,032	—	—	3,032
Balance, April 2, 2023	125,981	$125,981	$2,700,558	$5,511,652	$(304,381)	$8,033,810
Net income	—	—	—	35,559	—	35,559
Other comprehensive loss	—	—	—	—	(591)	(591)
Dividends	—	—	—	(8,687)	—	(8,687)
Exercise of employee stock options	33	33	2,659	—	—	2,692
Issuance of common stock for employee stock purchase plans	15	15	1,624	—	—	1,639
Purchases of common stock	(1,707)	(1,707)	(206,439)	—	—	(208,146)
Issuance of common stock for long-term incentive program	25	25	10,768	—	—	10,793
Stock compensation	—	—	2,889	—	—	2,889
Balance, July 2, 2023	124,347	$124,347	$2,512,059	$5,538,524	$(304,972)	$7,869,958
Net income	—	—	—	9,497	—	9,497
Other comprehensive loss	—	—	—	—	(74,268)	(74,268)
Dividends	—	—	—	(8,619)	—	(8,619)
Exercise of employee stock options	6	6	500	—	—	506
Purchases of common stock	(1,013)	(1,013)	(112,449)	—	—	(113,462)
Issuance of common stock for long-term incentive program	9	9	8,154	—	—	8,163
Stock compensation	—	—	2,506	—	—	2,506
Balance, October 1, 2023	123,349	$123,349	$2,410,770	$5,539,402	$(379,240)	$7,694,281

	For the Nine-Month Period Ended October 2, 2022
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	176,962	—	176,962
Other comprehensive loss	—	—	—	—	(84,027)	(84,027)
Dividends	—	—	—	(8,905)	—	(8,905)
Exercise of employee stock options	18	18	1,379	—	—	1,397
Purchases of common stock	(307)	(307)	(55,285)	—	—	(55,592)
Issuance of common stock for long-term incentive program	188	188	12,282	—	—	12,470
Stock compensation	—	—	2,792	—	—	2,792
Balance, April 3, 2022	126,140	$126,140	$2,721,690	$4,585,231	$(246,719)	$7,186,342
Net income	—	—	—	179,212	—	179,212
Other comprehensive loss	—	—	—	—	(212,366)	(212,366)
Dividends	—	—	—	(7,877)	—	(7,877)
Exercise of employee stock options	50	50	4,394	—	—	4,444
Issuance of common stock for employee stock purchase plans	13	13	1,813	—	—	1,826
Purchases of common stock	(3)	(3)	(453)	—	—	(456)
Issuance of common stock for long-term incentive program	12	12	12,260	—	—	12,272
Stock compensation	6	6	3,752	—	—	3,758
Balance, July 3, 2022	126,218	$126,218	$2,743,456	$4,756,566	$(459,085)	$7,167,155
Net income	—	—	—	85,347	—	85,347
Other comprehensive loss	—	—	—	—	(190,697)	(190,697)
Dividends	—	—	—	(7,867)	—	(7,867)
Exercise of employee stock options	6	6	406	—	—	412
Issuance of common stock for employee stock purchase plans	1	1	30	—	—	31
Purchases of common stock	(1)	(1)	(88)	—	—	(89)
Issuance of common stock for long-term incentive program	(5)	(5)	8,976	—	—	8,971
Stock compensation	1	1	1,936	—	—	1,937
Balance, October 2, 2022	126,220	$126,220	$2,754,716	$4,834,046	$(649,782)	$7,065,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1, 2023	October 2, 2022
	(In thousands)
Operating activities:
Net income	$614,531	$441,521
Income from discontinued operations, net of income taxes	(498,595)	(26,342)
Income from continuing operations	115,936	415,179
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	34,229	39,776
Restructuring and other costs, net	15,936	15,443
Depreciation and amortization	326,201	322,766
Change in fair value of contingent consideration	1,718	(769)
Amortization of deferred debt financing costs and accretion of discounts	5,800	6,046
Change in fair value of financial securities	12,842	14,321
Debt extinguishment income	(3,422)	(92)
Unrealized foreign exchange loss	23,679	—
Amortization of acquired inventory revaluation	—	45,039
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(30,913)	120,138
Inventories	(34,834)	(44,475)
Accounts payable	(85,394)	(27,968)
Accrued expenses and other	(322,995)	(360,089)
Net cash provided by operating activities of continuing operations	58,783	545,315
Net cash used in operating activities of discontinued operations	(164,124)	(4,663)
Net cash (used in) provided by operating activities	(105,341)	540,652
Investing activities:
Capital expenditures	(57,252)	(59,502)
Purchases of investments	(6,000)	(45,010)
Purchases of marketable securities	(831,219)	—
Proceeds from maturities of marketable securities	550,000	—
Proceeds from disposition of businesses and assets	153	5,664
Proceeds from notes receivable	—	8,890
Cash paid for acquisitions, net of cash acquired	(2,086)	(7,768)
Net cash used in investing activities of continuing operations	(346,404)	(97,726)
Net cash provided by (used in) investing activities of discontinued operations	2,074,734	(9,441)
Net cash provided by (used in) investing activities	1,728,330	(107,167)

Financing activities:
Payments on borrowings	—	(220,000)
Proceeds from borrowings	—	220,000
Payments of term loan	—	(500,000)
Payments of senior unsecured notes	(517,973)	(7,472)
Payments of debt financing costs	(15)	—
Settlement of cash flow hedges	—	(762)
Net proceeds (payments) on other credit facilities	7,218	(482)
Payments for acquisition-related contingent consideration	(10,117)	(5)
Proceeds from issuance of common stock under stock plans	3,721	6,254
Purchases of common stock	(384,014)	(56,137)
Dividends paid	(26,327)	(26,502)
Net cash used in financing activities	(927,507)	(585,106)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28,270)	(51,404)
Net increase (decrease) in cash, cash equivalents and restricted cash	667,212	(203,025)
Cash, cash equivalents and restricted cash at beginning of period	470,746	619,337
Cash, cash equivalents and restricted cash at end of period	$1,137,958	$416,312

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,136,721	$400,741
Restricted cash included in other current assets	1,237	284
Restricted cash included in other assets	—	288
Cash and cash equivalents included in current assets of discontinued operations	—	14,999
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,137,958	$416,312

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration accrued in business combination	$—	$4,961
Other liability incurred in business combination	—	4,005
Non-cash consideration in sale of business	261,317	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (formerly PerkinElmer, Inc.) (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2023, filed with the SEC (the “2022 Form 10-K”). The balance sheet amounts at January 1, 2023 in this report were derived from the Company’s audited 2022 consolidated financial statements included in the 2022 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended October 1, 2023 and October 2, 2022, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
In March 2023, the Company completed the previously announced sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in the Company’s consolidated financial statements.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets and primary end-markets.

	Reportable Segments
	Three Months Ended
	October 1, 2023			October 2, 2022
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$159,916	$133,679	$293,595	$165,340	$170,478	$335,818
Europe	72,638	105,420	178,058	72,150	103,925	176,075
Asia	75,301	123,785	199,086	75,293	124,617	199,910
	$307,855	$362,884	$670,739	$312,783	$399,020	$711,803

Primary end-markets
Life sciences	$307,855	$—	$307,855	$312,783	$—	$312,783
Diagnostics	—	362,884	362,884	—	399,020	399,020
	$307,855	$362,884	$670,739	$312,783	$399,020	$711,803

	Reportable Segments
	Nine Months Ended
	October 1, 2023			October 2, 2022
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$508,565	$405,885	$914,450	$499,419	$824,024	$1,323,443
Europe	227,630	326,942	554,572	215,394	418,328	633,722
Asia	236,454	349,194	585,648	230,671	382,772	613,443
	$972,649	$1,082,021	$2,054,670	$945,484	$1,625,124	$2,570,608

Primary end-markets
Life sciences	$972,649	$—	$972,649	$945,484	$—	$945,484
Diagnostics	—	1,082,021	1,082,021	—	1,625,124	1,625,124
	$972,649	$1,082,021	$2,054,670	$945,484	$1,625,124	$2,570,608
Major Customer Concentration
Revenues from one customer in the Company’s Diagnostics segment represent approximately $12.0 million and $301.6 million of the Company’s total revenue for the three and nine months ended October 2, 2022, respectively. No single customer comprises more than 10% of net revenues for the three and nine months ended October 1, 2023.
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
Contract balances were as follows:

	October 1, 2023	January 1, 2023
	(In thousands)
Contract assets	$59,423	$56,631
Contract liabilities	(24,314)	(30,133)

Note 3: Discontinued Operations
On March 13, 2023, the Company completed the previously announced sale of the Business (the “Closing”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. Upon the Closing, the Company received approximately $2.14 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. The Company is entitled to an additional $75.0 million in proceeds that will be paid to the Company in connection with the transfer of the PerkinElmer brand and related trademarks to the Purchaser, and this consideration will be paid to the Company in installments over the next 24 months. The discounted value of the $75.0 million was measured as $68.0 million and was included in the proceeds at Closing. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. The Company also recorded a receivable of approximately $177.5 million for working capital adjustments that are expected to be settled with the Purchaser during the fourth quarter of fiscal year 2023. The final amount of the receivable related to the working capital adjustments is subject to change.
As the Company is in the process of measuring the calculation of the gain on sale and related income tax provision, additional adjustments may arise that may impact the final measurement of the gain recognized. The elements of the gain calculation that may result in adjustments include the measurement of the proceeds, including the settlement of the working capital adjustment, determination of the basis of certain assets and liabilities, as well as the provision for income taxes. During the three months ended October 1, 2023, the Company recognized an increase in tax reserves of $22.9 million, primarily related to unfavorable developments in respect of an uncertain tax position with a foreign tax authority that is partially related to the Business.
In connection and concurrent with the Closing, the Company has also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months from the Closing and a Contract Manufacturing Agreement (“CMA”) for two locations which expired in June 2023. The costs and amounts of reimbursements related to the CMA were not significant. The costs and amounts of reimbursements related to the TSA and other commercial transactions between the parties following the Closing are not expected to be significant.
The Business is reported for all periods as discontinued operations in the Company’s condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as loss (income) from discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Revenue	$—	$320,616	$175,423	$950,821
Cost of revenue	—	208,669	124,647	639,937
Selling, general and administrative expenses	—	72,380	74,794	223,665
Research and development expenses	—	14,174	10,434	50,575
Operating income (loss)	—	25,393	(34,452)	36,644
Other (expense) income:
(Loss) gain on sale	(58)	—	835,629	—
Other (expense) income, net	—	(213)	913	(640)
Total other (expense) income	(58)	(213)	836,542	(640)
(Loss) income from discontinued operations before income taxes	(58)	25,180	802,090	36,004
Provision for income tax	22,914	9,341	303,495	9,662
(Loss) income from discontinued operations	$(22,972)	$15,839	$498,595	$26,342

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets at January 1, 2023.

January 1, 2023

Cash and cash equivalents	$14,999
Accounts receivable	343,064
Inventories	210,367
Other current assets	32,063
Total current assets	600,493
Property, plant and equipment, net	60,983
Operating lease right-of-use assets	41,487
Intangible assets, net	202,850
Goodwill	772,812
Other assets, net	15,079
Total long-term assets	1,093,211
Total assets of discontinued operations	$1,693,704

Accounts payable	$29,912
Accrued expenses and other current liabilities	161,260
Total current liabilities	191,172
Deferred taxes and long-term liabilities	46,046
Operating lease liabilities	35,647
Total long-term liabilities	81,693
Total liabilities of discontinued operations	$272,865
The following operating and investing non-cash items from discontinued operations were as follows for the nine months ended:

	October 1, 2023	October 2, 2022
	(In thousands)
Capital expenditures	$1,292	$9,441
Depreciation	—	8,011
Amortization	—	16,984

Note 4: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Interest income	$(23,450)	$(667)	$(53,768)	$(2,024)
Interest expense	25,486	25,931	74,231	81,447
Change in fair value of financial securities	13,587	5,106	12,842	14,321
Other components of net periodic pension cost (credit)	497	(2,602)	4,972	(7,718)
Foreign exchange losses and other expense, net	2,505	870	33,529	5,814
Total interest and other expense, net	$18,625	$28,638	$71,806	$91,840

During the three and nine months ended October 1, 2023, foreign exchange (gains) losses of $(0.3) million and $23.3 million, respectively, related to the cash proceeds from the sale of the Business that were held offshore are included in Other expense (income), net.
Note 5: Inventories

Inventories consisted of the following:

	October 1, 2023	January 1, 2023
	(In thousands)
Raw materials	$205,344	$190,640
Work in progress	72,130	68,206
Finished goods	158,222	146,616
Total inventories	$435,696	$405,462

Note 6: Debt

The Company’s debt consisted of the following:

	October 1, 2023
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,147)	$(2,147)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	528,650	(1,508)	(1,404)	525,738
1.900% Senior Unsecured Notes due in 2028 (“2028 Notes”)	500,000	(263)	(3,167)	496,570
3.3% Senior Unsecured Notes due in 2029 (“2029 Notes”)	850,000	(1,788)	(4,951)	843,261
2.55% Senior Unsecured Notes due in March 2031 (“March 2031 Notes”)	400,000	(103)	(2,714)	397,183
2.250% Senior Unsecured Notes due in September 2031 (“September 2031 Notes”)	500,000	(1,243)	(3,666)	495,091
3.625% Senior Unsecured Notes due in 2051 (“2051 Notes”)	400,000	(4)	(4,168)	395,828
Other Debt Facilities, non-current	930	—	—	930
Total Long-Term Debt	$3,179,580	$(4,909)	$(22,217)	$3,152,454
Current Portion of Long-term Debt:
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	717,571	(159)	(1,759)	715,653
Other Debt Facilities, current	11,886	—	—	11,886
Total Current Portion of Long-Term Debt	729,457	(159)	(1,759)	727,539
Total	$3,909,037	$(5,068)	$(23,976)	$3,879,993

During the three months ended October 1, 2023, the Company paid in full $467.1 million of outstanding 0.550% Senior Unsecured Notes that became due in September 2023 (“2023 Notes”). During the nine months ended October 1, 2023, the Company repurchased $54.1 million in aggregate principal amount of the 2024 Notes in open market transactions. At October 1, 2023, the Company had outstanding U.S. treasury securities with a carrying amount of $293.0 million whose proceeds upon maturity are intended to be utilized to repay outstanding debt securities (see Note 12).

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

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Number of common shares—basic	123,992	126,155	125,161	126,139
Effect of dilutive securities:
Stock options	106	228	125	272
Restricted stock awards	105	157	49	133
Number of common shares—diluted	124,203	126,540	125,335	126,544
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	750	608	750	600
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
Revenue and operating income (loss) from continuing operations by operating segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Revenues
Life Sciences	$307,855	$312,783	$972,649	$945,484
Diagnostics	363,090	399,223	1,082,639	1,625,733
Revenue purchase accounting adjustments	(206)	(203)	(618)	(609)
Total revenues	$670,739	$711,803	$2,054,670	$2,570,608

Segment Operating Income
Life Sciences	$114,192	$116,881	$371,410	$357,661
Diagnostics	81,741	123,428	241,414	668,981
Corporate	(11,323)	(16,505)	(34,727)	(54,673)
Subtotal reportable segments operating income	184,610	223,804	578,097	971,969
Amortization of intangible assets	(90,920)	(91,525)	(275,489)	(280,469)
Purchase accounting adjustments	(1,080)	(9,621)	(3,057)	(45,594)
Acquisition and divestiture-related costs	(12,550)	(8,475)	(59,080)	(25,865)
Significant litigation matters and settlements	—	(629)	—	632
Significant environmental matters	—	—	(1,132)	—
Restructuring and other, net	(10,832)	(2,774)	(15,936)	(15,443)
Operating income from continuing operations	69,228	110,780	223,403	605,230
Interest and other expense, net (see Note 4)	18,625	28,638	71,806	91,840
Income from continuing operations before income taxes	$50,603	$82,142	$151,597	$513,390

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	October 1, 2023	January 1, 2023
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(378,694)	$(446,664)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net gains (losses) on marketable securities, net of income taxes	252	(35)
Accumulated other comprehensive loss	$(379,240)	$(447,497)

Stock Repurchases:
On July 22, 2022, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the nine months ended October 1, 2023, the Company repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. On April 27, 2023, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by the Board and may be suspended or discontinued at any time. No shares remain available for repurchase under the Repurchase Program due to its termination. During the three months ended October 1, 2023, the Company repurchased 1,010,736 shares of common stock under the New Repurchase Program for an aggregate cost of $112.1 million. During the nine months ended October 1, 2023, the Company repurchased 2,159,985 shares of common stock under the New Repurchase Program for an aggregate cost of $244.6 million. As of October 1, 2023, $355.4 million remained available for aggregate repurchases of shares under the New Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended October 1, 2023, the Company repurchased 2,702 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the nine months ended October 1, 2023, the Company repurchased 72,445 shares of common stock for this purpose at an aggregate cost of $9.8 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2023 and in each quarter of fiscal year 2022. At October 1, 2023, the Company had accrued $8.6 million for dividends declared on July 21, 2023 for the third quarter of fiscal year 2023 that will be paid on November 10, 2023. On October 26, 2023, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2023 that will be payable in February 2024.

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
The changes in the carrying amount of goodwill for the nine months ended October 1, 2023 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at January 1, 2023	$4,551,575	$1,930,193	$6,481,768
Foreign currency translation	(8,165)	(3,464)	(11,629)
Balance at October 1, 2023	$4,543,410	$1,926,729	$6,470,139
Identifiable intangible asset balances by category were as follows:

	October 1, 2023	January 1, 2023
	(In thousands)
Patents	$27,808	$28,020
Less: Accumulated amortization	(26,070)	(26,055)
Net patents	1,738	1,965
Trade names and trademarks	142,294	149,453
Less: Accumulated amortization	(67,905)	(63,590)
Net trade names and trademarks	74,389	85,863
Licenses	26,649	62,614
Less: Accumulated amortization	(16,031)	(54,254)
Net licenses	10,618	8,360
Core technology	1,554,957	1,556,740
Less: Accumulated amortization	(557,293)	(449,689)
Net core technology	997,664	1,107,051
Customer relationships	2,915,326	2,943,761
Less: Accumulated amortization	(914,482)	(775,104)
Net customer relationships	2,000,844	2,168,657
In-process research and development	—	5,278
Total	$3,085,253	$3,377,174
Total amortization expense related to amortizable intangible assets was $90.9 million and $275.5 million for the three and nine months ended October 1, 2023, respectively, and $91.5 million and $280.5 million for the three and nine months ended October 2, 2022, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $91.1 million for the remainder of fiscal year 2023, $358.6 million for fiscal year 2024, $332.1 million for fiscal year 2025, $326.0 million for fiscal year 2026, and $299.1 million for fiscal year 2027.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $362.0 million, $476.9 million and $348.3 million at October 1, 2023, January 1, 2023 and October 2, 2022, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended October 1, 2023 and October 2, 2022.
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
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of October 1, 2023, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €497.2 million. The unrealized foreign exchange gains recorded in AOCI related to the net investment hedge were $17.3 million and $5.3 million for the three and nine months ended October 1, 2023, respectively, and $30.8 million and $78.8 million for the three and nine months ended October 2, 2022, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of October 1, 2023.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended October 1, 2023. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of October 1, 2023 and January 1, 2023 classified in one of the three classifications described above:

		Fair Value Measurements at October 1, 2023 Using:
	Total Carrying Value at October 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - equity securities	$12,667	$12,667	$—	$—
Foreign exchange derivative assets	796	—	796	—
Foreign exchange derivative liabilities	(600)	—	(600)	—
Contingent consideration assets	15,930	—	—	15,930
Contingent consideration liabilities	(37,377)	—	—	(37,377)

		Fair Value Measurements at January 1, 2023 Using:
	Total Carrying Value at January 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - equity securities	$11,083	$11,083	$—	$—
Foreign exchange derivative assets	2,142	—	2,142	—
Foreign exchange derivative liabilities	(1,549)	—	(1,549)	—
Contingent consideration liabilities	(46,618)	—	—	(46,618)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both October 1, 2023 and January 1, 2023, none of the master netting arrangements involved collateral.
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
A reconciliation of the contingent consideration assets is as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2023	October 1, 2023
	(In thousands)
Balance at beginning of period	$15,930	$—
Amount recognized upon the sale of the Business	—	15,930
Change in fair value	—	—
Balance at end of period	$15,930	$15,930
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
A reconciliation of the contingent consideration liabilities is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Balance at beginning of period	$(37,561)	$(48,593)	$(46,618)	$(57,996)
Additions	—	—	—	(4,961)
Amounts paid and foreign currency translation	817	1,887	10,959	5,213
Adjustments recognized in goodwill	—	—	—	12,400
Change in fair value (included within selling, general and administrative expenses)	(633)	2,132	(1,718)	770
Balance at end of period	$(37,377)	$(44,574)	$(37,377)	$(44,574)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s investments in U.S. treasury securities that are classified as held-to-maturity and measured at amortized cost had a fair value of $291.0 million and a carrying value of $293.0 million as of October 1, 2023. All the outstanding investments in U.S. treasury securities had a contractual maturity of less than one year as of October 1, 2023.
The Company’s outstanding senior unsecured notes had a fair value of $3,282.3 million and a carrying value of $3,869.3 million as of October 1, 2023. The Company’s outstanding senior unsecured notes had a fair value of $3,812.3 million and a carrying value of $4,390.5 million as of January 1, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.

The Company’s other debt facilities had an aggregate carrying value of $10.7 million and $3.7 million as of October 1, 2023 and January 1, 2023, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $13.4 million and $12.2 million as of October 1, 2023 and January 1, 2023, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 1, 2023 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the Third Quarter of Fiscal Year 2023
Our total revenue in the third quarter of fiscal year 2023 was $670.7 million which decreased by $41.1 million, or 6%, as compared to the third quarter of fiscal year 2022, reflecting a decrease of $36.1 million, or 9%, in our Diagnostics segment revenue, and a decrease of $4.9 million, or 2%, in our Life Sciences segment revenue. The decrease in our Diagnostics segment revenue for the third quarter of fiscal year 2023 was driven by a decrease in revenue from our COVID-19 product offerings, partially offset by an increase of approximately 1% in revenue due to favorable changes in foreign exchange rates and a 4% increase in revenue from our core product offerings. The decrease in our Life Sciences segment revenue for the third quarter of fiscal year 2023 was primarily a result of a decrease in revenue in our pharmaceutical and biotechnology markets, partially offset by an increase in revenue in our academia and government markets.
Our consolidated gross margins decreased 165 basis points in the third quarter of fiscal year 2023, as compared to the third quarter of fiscal year 2022, primarily due to lower COVID-19 revenue partially offset by productivity gains. For the third quarter of fiscal year 2023, supply chain disruptions and inflation did not materially impact our results of operations as compared to the third quarter of fiscal year 2022 as the effects of our initiatives to reduce transportation costs more than offset the impact of inflation on our raw materials purchases. Our consolidated operating margins decreased from 16% in the third quarter of fiscal year 2022 to 10% in the third quarter of fiscal year 2023, primarily due to lower COVID-19 revenue, partially offset by productivity gains.
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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (our “2022 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 1, 2023.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended October 1, 2023 was $670.7 million, as compared to $711.8 million for the three months ended October 2, 2022, a decrease of $41.1 million, or approximately 6%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the three months ended October 1, 2023 as compared to the three months ended October 2, 2022 and includes the effect of foreign exchange rate fluctuations. Our Diagnostics segment revenue was $363.1 million for the three months ended October 1, 2023, as compared to $399.2 million for the three months ended October 2, 2022, a decrease of $36.1 million, or 9%, primarily due to decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $20.6 million in our applied genomics revenue, a decrease of $9.3 million in our immunodiagnostics revenue, and a decrease of $6.2 million in our reproductive health revenue. Our Life Sciences segment revenue was $307.9 million for the three months ended October 1, 2023, as compared to $312.8 million for the three months ended October 2, 2022, a decrease of $4.9 million, or 2%, driven by a decrease of $14.9 million in our pharmaceutical and biotechnology markets, partially offset by an increase of $9.9 million in our academia and government markets. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended October 1, 2023 and October 2, 2022 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended October 1, 2023 was $2,054.7 million, as compared to $2,570.6 million for the nine months ended October 2, 2022, a decrease of $515.9 million, or approximately 20%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for the nine months ended October 1, 2023 as compared to the nine months ended October 2, 2022 and includes the effect of foreign exchange rate fluctuations. Our Diagnostics segment revenue was $1,082.6 million for the nine months ended October 1, 2023, as compared to $1,625.7 million for the nine months ended October 2, 2022, a decrease of $543.1 million, or 33%, primarily due to decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $385.1 million in our immunodiagnostics revenue, a decrease of $145.4 million in our applied genomics revenue, and a decrease of $12.6 million in our reproductive health revenue. Our Life Sciences segment revenue was $972.6 million for the nine months ended October 1, 2023, as compared to $945.5 million for the nine months ended October 2, 2022, an increase of $27.2 million, or 3%, driven by an increase of $38.3 million in our academia and government markets, partially offset by a decrease of $11.1 million in our pharmaceutical and biotechnology market. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for each of the nine months ended October 1, 2023 and October 2, 2022 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended October 1, 2023 was $298.2 million, as compared to $304.8 million for the three months ended October 2, 2022, a decrease of $6.5 million, or approximately 2%. As a percentage of revenue, cost of revenue increased to 44.5% for the three months ended October 1, 2023, from 42.8% for the three months ended October 2, 2022, resulting in a decrease in gross margin of 165 basis points to 55.5% for the three months ended October 1, 2023, from 57.2% for the three months ended October 2, 2022 due to lower COVID-19 revenue partially offset by pricing actions. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $11.3 million for the three months ended October 2, 2022. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.8 million for the three months ended October 1,

2023, as compared to $1.5 million for the three months ended October 2, 2022. The above decreases were partially offset by an increase in amortization of intangible assets which was $35.7 million for the three months ended October 1, 2023, as compared to $35.3 million for the three months ended October 2, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for each of the three months ended October 1, 2023 and October 2, 2022.
Cost of revenue for the nine months ended October 1, 2023 was $898.5 million, as compared to $1,017.1 million for the nine months ended October 2, 2022, a decrease of $118.7 million, or approximately 12%. As a percentage of revenue, cost of revenue increased to 43.7% for the nine months ended October 1, 2023, from 39.6% for the nine months ended October 2, 2022, resulting in a decrease in gross margin of 416 basis points to 56.3% for the nine months ended October 1, 2023, from 60.4% for the nine months ended October 2, 2022 due to lower COVID-19 revenue partially offset by pricing actions. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $45.0 million for the nine months ended October 2, 2022. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $2.5 million for the nine months ended October 1, 2023, as compared to $4.7 million for the nine months ended October 2, 2022. The above decreases were partially offset by an increase in amortization of intangible assets which was $113.0 million for the nine months ended October 1, 2023, as compared to $107.1 million for the nine months ended October 2, 2022. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.4 million for each of the nine months ended October 1, 2023 and October 2, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended October 1, 2023 were $250.2 million, as compared to $242.7 million for the three months ended October 2, 2022, an increase of $7.5 million, or 3%. As a percentage of revenue, selling, general and administrative expenses increased and were 37.3% for the three months ended October 1, 2023, as compared to 34.1% for the three months ended October 2, 2022. Acquisition and divestiture-related expenses, which primarily consisted of rebranding, legal and integration costs and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $10.6 million for the three months ended October 1, 2023, as compared to $5.7 million for the three months ended October 2, 2022. Restructuring and other costs, net, also increased and was $10.8 million for the three months ended October 1, 2023, as compared to $2.8 million for the three months ended October 2, 2022. Purchase accounting adjustments added an incremental expense of $0.7 million for the three months ended October 1, 2023, which primarily consisted of a change in contingent consideration, as compared to decreasing expenses by $2.1 million for the three months ended October 2, 2022. The above increases were partially offset by a decrease in amortization of intangible assets which was $55.2 million for the three months ended October 1, 2023, as compared to $56.2 million for the three months ended October 2, 2022. Legal and settlement costs for significant litigation matters, net of reversals, were $0.6 million for the three months ended October 2, 2022. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended October 1, 2023 were $765.8 million, as compared to $781.2 million for the nine months ended October 2, 2022, a decrease of $15.4 million, or 2%. As a percentage of revenue, selling, general and administrative expenses increased and were 37.3% for the nine months ended October 1, 2023, as compared to 30.4% for the nine months ended October 2, 2022. Amortization of intangible assets decreased and was $162.5 million for the nine months ended October 1, 2023, as compared to $173.4 million for the nine months ended October 2, 2022. Purchase accounting adjustments added an incremental expense of $1.8 million for the nine months ended October 1, 2023, which primarily consisted of a change in contingent consideration, as compared to decreasing expenses by $0.6 million for the nine months ended October 2, 2022. Legal and settlement costs for significant litigation matters, net of reversals, decreased expenses by $0.6 million for the nine months ended October 2, 2022. The above decreases were partially offset by an increase in acquisition and divestiture-related expenses, which primarily consisted of rebranding, legal and integration costs and stock compensation expense related to the awards given to BioLegend employees post-acquisition, which added an incremental expense of $53.0 million for the nine months ended October 1, 2023, as compared to $17.1 million for the nine months ended October 2, 2022. Costs for significant environmental matters also added an incremental expense of $1.1 million for the nine months ended October 1, 2023. Restructuring and other costs, net, increased and was $15.9 million for the nine months ended October 1, 2023, as compared to $15.4 million for the nine months ended October 2, 2022. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended October 1, 2023 were $53.0 million, as compared to $53.5 million for the three months ended October 2, 2022, a decrease of $0.5 million, or 1%. As a percentage of revenue, research and development expenses increased and were 7.9% for the three months ended October 1, 2023, as compared to 7.5% for the three months ended October 2, 2022. The decrease in research and development expenses was primarily driven by the timing of investments in new product development and a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $1.2 million for the three months ended October 1, 2023 as compared to $1.3 million for the three months ended October 2, 2022, and was partially offset by our investments in new product development. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.1 million for each of the three months ended October 1, 2023 and October 2, 2022.
Research and development expenses for the nine months ended October 1, 2023 were $167.0 million, as compared to $167.1 million for the nine months ended October 2, 2022, a decrease of $0.1 million, or 0.1%. As a percentage of revenue, research and development expenses increased and were 8.1% for the nine months ended October 1, 2023, as compared to 6.5% for the nine months ended October 2, 2022. The decrease in research and development expenses was primarily driven by a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $3.5 million for the nine months ended October 1, 2023 as compared to $4.1 million for the nine months ended October 2, 2022, and was partially offset by our investments in new product development. Purchase accounting adjustments for depreciation on property, plant and equipment added an incremental expense of $0.2 million for each of the nine months ended October 1, 2023 and October 2, 2022.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Interest income	$(23,450)	$(667)	$(53,768)	$(2,024)
Interest expense	25,486	25,931	74,231	81,447
Change in fair value of financial securities	13,587	5,106	12,842	14,321
Other components of net periodic pension cost (credit)	497	(2,602)	4,972	(7,718)
Foreign exchange losses and other expense, net	2,505	870	33,529	5,814
Total interest and other expense, net	$18,625	$28,638	$71,806	$91,840
The decrease in interest and other expense, net, for the three months ended October 1, 2023, as compared to the three months ended October 2, 2022, was primarily due to an increase in interest income of $22.8 million associated with the cash proceeds from the sale of Business that were invested in bank deposits and short-term investments and higher interest rates.
The decrease in interest and other expense, net, for the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022, was primarily due to a decrease of $7.2 million in interest expense, a decrease in the change in fair value of financial securities of $1.5 million and an increase in interest income of $51.7 million. These were partially offset by an increase in foreign exchange losses and other expense, net of $27.7 million and an increase in other components of net periodic pension cost of $12.7 million. Interest income increased due to an increase in investments and higher interest rates. Interest expense decreased due to $3.4 million of debt extinguishment income for the nine months ended October 1, 2023, as compared to $0.1 million of debt extinguishment expense for the nine months ended October 2, 2022, as well as a result of an overall decrease in debt. Other components of net periodic pension cost increased due to the increases in the applicable discount rates. Foreign exchange losses and other expense, net, increased due to a foreign exchange loss of $23.3 million for the nine months ended October 1, 2023 related to the cash proceeds from the sale of the Business that were held offshore.
Provision for Income Taxes
The provision for income taxes from continuing operations was $18.1 million for the three months ended October 1, 2023, as compared to $12.6 million for the three months ended October 2, 2022. The provision for income taxes from continuing operations was $35.7 million for the nine months ended October 1, 2023, as compared to $98.2 million for the nine months ended October 2, 2022.
The effective tax rate from continuing operations was 35.8% and 23.5% for the three and nine months ended October 1, 2023, respectively, as compared to 15.4% and 19.1% for the three and nine months ended October 2, 2022, respectively. The effective tax rate during the three months ended October 1, 2023 is higher as compared to the prior year period due to projected lower income in certain lower tax rate jurisdictions and an increase in tax reserves of $29.8 million, primarily related to unfavorable developments in respect of an uncertain tax position with a foreign tax authority that was partially related to our continuing operations, offset by a favorable ruling from a foreign tax authority of $15.2 million. The effective tax rate during the nine months ended October 1, 2023 is higher as compared to the prior year period primarily due to projected lower income in certain lower tax rate jurisdictions and an increase in tax reserves of $28.7 million, primarily related to unfavorable developments in respect of an uncertain tax position with a foreign tax authority that was partially related to our continuing operations, offset by a favorable ruling from a foreign tax authority of $15.2 million. The Company expects that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal 2023.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended October 1, 2023 was $307.9 million, as compared to $312.8 million for the three months ended October 2, 2022, a decrease of $4.9 million, or 2%, which includes an increase of approximately 1% in revenue attributable to favorable changes in foreign exchange rates. The decrease in our Life Sciences segment revenue was primarily a result of a decrease of $14.9 million in our pharmaceutical and biotechnology markets, partially offset by an increase of $9.9 million in our academia and government markets.
Revenue for the nine months ended October 1, 2023 was $972.6 million, as compared to $945.5 million for the nine months ended October 2, 2022, an increase of $27.2 million, or 3%. The increase in our Life Sciences segment revenue was primarily a result of an increase of $38.3 million in our academia and government markets, partially offset by a decrease of $11.1 million in our pharmaceutical and biotechnology market.
Segment operating income for the three months ended October 1, 2023 was $114.2 million, as compared to $116.9 million for the three months ended October 2, 2022, a decrease of $2.7 million, or 2%. Segment operating margin decreased 28 basis points in the three months ended October 1, 2023, as compared to the three months ended October 2, 2022, primarily due to increased investments in new product development and growth initiatives, partially offset by pricing actions.
Segment operating income for the nine months ended October 1, 2023 was $371.4 million, as compared to $357.7 million for the nine months ended October 2, 2022, an increase of $13.7 million, or 4%. Segment operating margin increased 36 basis points in the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022, primarily due to pricing actions and productivity gains, partially offset by investments in new product development and growth initiatives.
Diagnostics
Revenue for the three months ended October 1, 2023 was $363.1 million, as compared to $399.2 million for the three months ended October 2, 2022, a decrease of $36.1 million, or 9%, which includes a 1% increase in revenue attributable to favorable changes in foreign exchange rates. The decrease in our Diagnostics segment revenue during the three months ended October 1, 2023 was primarily driven by decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $20.6 million in our applied genomics revenue, a decrease of $9.3 million in our immunodiagnostics revenue, and a decrease of $6.2 million in our reproductive health revenue.
Revenue for the nine months ended October 1, 2023 was $1,082.6 million, as compared to $1,625.7 million for the nine months ended October 2, 2022, a decrease of $543.1 million, or 33%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The decrease in our Diagnostics segment revenue during the nine months ended October 1, 2023 was primarily driven by decreased demand for our COVID-19 product offerings, partially offset by an increase in our core product offerings. There was a decrease of $385.1 million in our immunodiagnostics revenue, a decrease of $145.4 million in our applied genomics revenue, and a decrease of $12.6 million in our reproductive health revenue.
Segment operating income for the three months ended October 1, 2023 was $81.7 million, as compared to $123.4 million for the three months ended October 2, 2022, a decrease of $41.7 million, or 34%. Segment operating margin decreased 840 basis points in the three months ended October 1, 2023, as compared to the three months ended October 2, 2022, primarily due to lower COVID-19 product sales volume, partially offset by cost controls.
Segment operating income for the nine months ended October 1, 2023 was $241.4 million, as compared to $669.0 million for the nine months ended October 2, 2022, a decrease of $427.6 million, or 64%. Segment operating margin decreased 1,885 basis points in the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022, primarily due to lower COVID-19 product sales volume, partially offset by cost controls.

Discontinued Operations
On March 13, 2023, we completed the previously announced sale (the “Closing”) of the “Business to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. Upon the Closing, we received approximately $2.14 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. We are entitled to an additional $75.0 million in proceeds that will be paid to us in connection with the transfer of the PerkinElmer brand and related trademarks to the Purchaser, and this consideration will be paid to us in installments over the next 24 months. The discounted value of the $75.0 million was measured as $68.0 million and was included in the proceeds at Closing. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. We also recorded a receivable of approximately $177.5 million for working capital adjustments that are expected to be settled with the Purchaser during the fourth quarter of fiscal year 2023. The final amount of the receivable related to the working capital adjustments is subject to change.

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
In connection and concurrent with the Closing, we also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months and a Contract Manufacturing Agreement (“CMA”) for two locations which expired in early June 2023. The costs and amounts of reimbursements related to the CMA were not significant. The costs and amounts of reimbursements related to the TSA and other commercial transactions between the parties following the Closing are not expected to be significant.
The Business is reported for all periods as discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as Income from discontinued operations in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Revenue	$—	$320,616	$175,423	$950,821
Cost of revenue	—	208,669	124,647	639,937
Selling, general and administrative expenses	—	72,380	74,794	223,665
Research and development expenses	—	14,174	10,434	50,575
Operating income (loss)	—	25,393	(34,452)	36,644
Other (expense) income:
(Loss) gain on sale	(58)	—	835,629	—
Other (expense) income, net	—	(213)	913	(640)
Total other (expense) income	(58)	(213)	836,542	(640)
(Loss) income from discontinued operations before income taxes	(58)	25,180	802,090	36,004
Provision for income tax	22,914	9,341	303,495	9,662
(Loss) income from discontinued operations	$(22,972)	$15,839	$498,595	$26,342
The results of discontinued operations during the three and nine months ended October 1, 2023 include the results of the Business through March 13, 2023. During the three and nine months ended October 1, 2023, we recognized an increase in tax reserves of $22.9 million, primarily related to unfavorable developments in respect of an uncertain tax position with a foreign tax authority that is partially related to the Business. During the three and nine months ended October 1, 2023, we recognized divestiture-related costs in gain on sale of $3.6 million and $35.3 million, respectively. During the nine months ended October 1, 2023, we recognized $36.0 million of divestiture-related costs in selling, general and administrative expenses in discontinued operations, as compared to $44.6 million during the nine months ended October 2, 2022, a decrease of $8.7 million.

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
We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. Additionally, we intend to purchase U.S. treasury securities whose proceeds upon maturity are intended to be utilized to repay outstanding debt securities, including $717.6 million of the 2024 Notes due in September 2024.
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
At October 1, 2023, we had cash and cash equivalents of $1.1 billion, of which $465.7 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We had no other liquid investments at October 1, 2023. At October 1, 2023, we had investments in U.S. treasury securities with a carrying amount of $293.0 million whose proceeds upon maturity are intended to be utilized to repay our outstanding debt coming due over the next 11 months.
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
As of the end of fiscal year 2022, we evaluated our undistributed foreign earnings and identified approximately $879.0 million in earnings that we do not consider to be permanently reinvested. We have recorded a provision of approximately $14.4 million for taxes that would fall due when such earnings are repatriated. We repatriated foreign earnings to the United States during fiscal year 2022 and expect to continue the repatriation in fiscal year 2023. As of October 1, 2023, we also plan to repatriate proceeds from the sale of the Business described in Note 3, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements and have accrued the associated tax expense in discontinued operations. During the nine months ended October 1, 2023, approximately $1.5 billion was repatriated back to the United States. There are other undistributed foreign earnings and outside basis differences for which we have not provided for any taxes as these amounts continue to be indefinitely reinvested, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
On July 22, 2022, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the nine months ended October 1, 2023, we repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. On April 27, 2023, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended October 1, 2023, we repurchased 1,010,736 shares of common stock under the New Repurchase Program for an aggregate cost of $112.1 million. During the nine months ended October 1, 2023, we repurchased 2,159,985 shares of common stock under the New Repurchase Program for an aggregate cost of $244.6 million. As of October 1, 2023, $355.4 million remained available for aggregate repurchases of shares under the New Repurchase Program.
As of October 1, 2023, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $91.8 million. As of October 1, 2023, we have recorded contingent consideration obligations of $37.4 million, of which $11.7 million was recorded in accrued expenses and other current liabilities, and $25.7 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 5.2 years from October 1, 2023, and the remaining weighted average expected earnout period at October 1, 2023 was 4.4 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the nine months ended October 1, 2023, we contributed $10.0 million to our defined benefit pension plan in the United States for the plan year 2022. During the nine months ended October 1, 2023, we contributed $5.1 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $1.7 million by the end of fiscal year 2023. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $58.8 million for the nine months ended October 1, 2023, as compared to net cash provided by operating activities of our continuing operations of $545.3 million for the nine months ended October 2, 2022, a decrease of $486.5 million, primarily due to lower profitability from a decreased demand in COVID-19 product offerings and more cash used in working capital during the nine months ended October 1, 2023 as compared to the nine months ended October 2, 2022. The cash provided by operating activities for the nine months ended October 1, 2023 was principally a result of income from continuing operations of $115.9 million, adjustments for non-cash charges aggregating to $417.0 million, including depreciation and amortization of $326.2 million, and a net cash decrease in working capital of $474.1 million. The cash provided by operating activities for the nine months ended October 2, 2022 was principally a result of income from continuing operations of $415.2 million, adjustments for non-cash charges aggregating to $442.5 million including depreciation and amortization of $322.8 million, and a net cash decrease in working capital of $312.4 million. During the nine months ended October 1, 2023, we contributed $10.0 million to our pension plan in the United States and $5.1 million, in the aggregate, to pension plans outside of the United States.
Investing Activities. Net cash used in investing activities of our continuing operations was $346.4 million for the nine months ended October 1, 2023, as compared to $97.7 million for the nine months ended October 2, 2022, an increase of $248.7 million. During the nine months ended October 1, 2023, we made purchases of investments in U.S. treasury securities totaling $831.2 million. For the nine months ended October 1, 2023, the net cash used for capital expenditures and acquisitions were $57.3 million and $2.1 million, respectively, as compared to $59.5 million and $7.8 million, respectively, for the nine months ended October 2, 2022. The capital expenditures in each period were primarily for manufacturing, software, and other capital equipment purchases. During the nine months ended October 1, 2023, purchases of investments were $6.0 million, as compared to $45.0 million for the nine months ended October 2, 2022. The cash used in investing activities during the nine months ended October 1, 2023 was partially offset by proceeds from maturity of U.S. treasury securities totaling $550.0 million, and proceeds from disposition of businesses and assets totaling $0.2 million. The cash used in investing activities during the nine months ended October 2, 2022 was partially offset by proceeds from notes receivable totaling $8.9 million, and proceeds from disposition of businesses and assets totaling $5.7 million.
Financing Activities. Net cash used in financing activities was $927.5 million for the nine months ended October 1, 2023, as compared to $585.1 million for the nine months ended October 2, 2022, an increase in net cash used in financing activities of $342.4 million. During the nine months ended October 1, 2023, we made net payments of $510.8 million on debts, as compared to $508.0 million during the nine months ended October 2, 2022. The changes in both periods reflect our intentions to pay down debt, which we expect to continue throughout fiscal year 2023 and fiscal year 2024. During the nine months ended October 1, 2023, we repurchased shares of our common stock for a total cost of $384.0 million, as compared to $56.1 million in the prior year period. We paid $26.3 million in dividends for the nine months ended October 1, 2023, as compared to $26.5 million in the prior year period. We paid $10.1 million for acquisition-related contingent consideration during the nine months ended October 1, 2023. We paid $0.8 million in settlement of hedges for the nine months ended October 2, 2022. The cash used in financing activities during the nine months ended October 1, 2023 was partially offset by proceeds from the issuance of common stock under our stock plans of $3.7 million during the nine months ended October 1, 2023, as compared to $6.3 million for the nine months ended October 2, 2022.

Borrowing Arrangements
During the third quarter of fiscal year 2023, we paid in full $467.1 million of outstanding 0.550% Senior Unsecured Notes that became due in September 2023. Since the beginning of the third quarter of fiscal year 2022, we have repurchased $83.9 million in aggregate principal amount of our 0.850% senior unsecured notes due in September 2024 (the “2024 Notes”). We expect to continue repurchasing outstanding 2024 Notes from time to time, subject to market conditions. See Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2022 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2023 and in each quarter of fiscal year 2022. At October 1, 2023, we had accrued $8.6 million for dividends declared on July 21, 2023 for the third quarter of fiscal year 2023 that will be paid on November 10, 2023. On October 26, 2023, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2023 that will be payable in February 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2022 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended January 1, 2023.
We have not adopted any new accounting pronouncements during the nine months ended October 1, 2023, and there were no recently issued accounting pronouncements that are expected to have a significant impact on our financial statements.

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
Interest Rate Risk. Substantially all of our debt portfolio is comprised of fixed interest debt. As of October 1, 2023, our investments in U.S. treasury securities of $293.0 million earn fixed interest rates, however, the invested portion of our cash and cash equivalents, for which we receive interest at variable rates, were $1.1 billion. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at October 1, 2023.
Interest Rate Risk—Sensitivity. Our 2022 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2022 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended October 1, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended October 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at October 1, 2023 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our Diagnostics segment experienced an increase in revenue resulting from increased demand for our immunodiagnostics and applied genomics COVID-19 product offerings during fiscal years 2020 and 2021, as well as from the COVID-19 testing laboratory facilities we developed to service the State of California and the United Kingdom. Both of these laboratories closed in the first half of 2022. As a result of these closures, and the general reduction in COVID-19 testing spending by our customers, the demand for these products and services declined in fiscal year 2022 and in the first three fiscal quarters of fiscal year 2023. We expect demand for COVID-19 related products and services to continue to decline during the remainder of fiscal year 2023 and beyond.
Our growth and profitability is subject to global economic and political conditions, and operational disruptions at our facilities.
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity and currency volatility or devaluation. Environmental events and political changes, including war or other conflicts, such as the current conflicts in Ukraine and the Middle East, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
As of October 1, 2023, our total assets included $9.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Our senior unsecured revolving credit facility, senior unsecured notes due in 2024 (“2024 Notes”), senior unsecured notes due in 2026 (“2026 Notes”), senior unsecured notes due in 2028 (“2028 Notes”), senior unsecured notes due in 2029 (“2029 Notes”), senior unsecured notes due in 2031 (“March 2031 Notes”), senior unsecured notes due in 2031 (“September 2031 Notes”) and senior unsecured notes due in 2051 (“2051 Notes”) include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the 2024 Notes, the 2026 Notes, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes, the 2051 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
On July 21, 2023, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2023 that will be paid on November 10, 2023. On October 26, 2023, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2023 that will be payable in February 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3, 2023—July 30, 2023	211,455	$117.14	210,736	$442,849,012
July 31, 2023—August 27, 2023	727	118.03	—	442,849,012
August 28, 2023—October 1, 2023	801,256	109.26	800,000	355,447,935
Activity for quarter ended October 1, 2023	1,013,438	$110.91	1,010,736	$355,447,935
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended October 1, 2023, we repurchased 2,702 shares of common stock for this purpose at an aggregate cost of $0.3 million. During the nine months ended October 1, 2023, we repurchased 72,445 shares of common stock for this purpose at an aggregate cost of $9.8 million.

(2)On July 22, 2022, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). During the nine months ended October 1, 2023, we repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. On April 27, 2023, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended October 1, 2023, we repurchased 1,010,736 shares of common stock under the New Repurchase Program for an aggregate cost of $112.1 million. During the nine months ended October 1, 2023, we repurchased 2,159,985 shares of common stock under the New Repurchase Program for an aggregate cost of $244.6 million. As of October 1, 2023, $355.4 million remained available for aggregate repurchases of shares under the New Repurchase Program.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended October 1, 2023, Prahlad Singh, Joel S. Goldberg and Tajinder S. Vohra, each an officer for purposes of Section 16 of the Securities Exchange Act of 1934, adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	August 3, 2023	December 1, 2023 - February 6, 2024	Up to 22,613
Prahlad Singh	President and Chief Executive Officer	August 4, 2023	December 4, 2023 - February 6, 2024	Up to 31,002
Tajinder S. Vohra	Senior Vice President, Global Operations	August 4, 2023	December 4, 2023 - February 28, 2024	Up to 7,918

During the three months ended October 1, 2023, none of our directors or officers adopted a “non-Rule 10b5-1 trading arrangement”, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended October 1, 2023 (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2023 and October 2, 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2023 and October 2, 2022, (iv) Condensed Consolidated Balance Sheets at October 1, 2023 and January 1, 2023, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended October 1, 2023 and October 2, 2022, (vi) Condensed Consolidated

Statements of Cash Flows for the nine months ended October 1, 2023 and October 2, 2022, (vii) Notes to Condensed Consolidated Financial Statements, and (viii) the information under Part II, Item 5, Other Information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

November 7, 2023	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

November 7, 2023	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Controller (Principal Accounting Officer)