Form 10-K
period 2023-12-31
REVVITY, INC.
filed 2024-02-27
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________
Commission file number 001-5075
_____________________________________
Revvity, Inc.
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,697,780,722 based upon the last reported sale of $118.79 per share of common stock on June 30, 2023.
As of February 23, 2024, there were outstanding 123,529,821 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revvity, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2024 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business
Overview
We are a leading provider of health science solutions, technologies, expertise and services that deliver complete workflows from discovery to development, and diagnosis to cure. Revvity is revolutionizing what’s possible in healthcare, with specialized focus areas in translational multi-omics technologies, biomarker identification, imaging, prediction, screening, detection and diagnosis, informatics and more.
Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 160 countries. As of December 31, 2023, we employed approximately 11,500 employees. Effective as of April 26, 2023, we changed our name from PerkinElmer, Inc. to Revvity, Inc. Effective as of May 16, 2023, we changed the ticker symbol for our common stock to “RVTY” and the ticker symbol for our 1.875% Notes due 2026 to “RVTY 26”. Our common stock is listed on the New York Stock Exchange under the symbol “RVTY” and we are a component of the S&P 500 Index.
We maintain a website with the address http://www.revvity.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.
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
•Augmenting growth in both of our core business segments, Life Sciences and Diagnostics, through strategic acquisitions and licensing;
•Engraining focused operational excellence to improve organizational efficiency and agility; and
•Opportunistically utilizing our share repurchase programs to help drive shareholder value.

Recent Developments
As part of our strategy to grow our core businesses and transform our portfolio, we have recently taken the following actions:
Discontinued Operations in Fiscal Year 2023:
On March 13, 2023, we completed the previously announced sale (the “Closing”) of certain assets and the equity interests of certain entities constituting our Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. We received approximately $2.13 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. We are entitled to an additional $75.0 million in proceeds as consideration for our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser. This consideration is expected to be received in installments through the first half of 2025. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business.

Business Segments and Products
We report our business in two segments: Life Sciences and Diagnostics.

Life Sciences Segment
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
Principal Products:
Our principal products and services for Life Sciences applications include the following:

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
•BioLegend® LEGENDplex™ bead-based reagents, which, in contrast to single analyte assays such as enzyme-linked immunosorbent assays (“ELISAs”), can quantitate up to 14 targets, from one small sample volume in a flow cytometry assay, and include both desktop and cloud-based analysis software.
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
•Mimix Reference Standards, which are cell line-derived and suitable for Next Generation Sequencing, droplet-digital and Real-Time PCR as well as Sanger sequencing. The platform is agnostic for seamless integration into any quality control workflow.
•Dharmacon™ Reagents and gene modulation technologies such as RNAi that support drug discovery and development for greater understanding of gene function, identify genetic drivers behind human disease, develop and validate diagnostic workflows, and help deliver biotherapeutics, cellular and gene therapies for precision medicine with a portfolio of cell engineering tools.
•Pin-point™ base editing platform, which is a CRISPR-Cas9-based technology that allows researchers to make precision base changes in genomic DNA. Editing with such precision can be used to silence disease-causing genes, correct disease-associated mutations, and optimize cell therapies.
•CHOSOURCE™ platform, which was expanded to include CHO-K1 ADCC+ expression cell line for development of therapeutic antibodies in oncology, infectious disease and autoimmune conditions.
•BioLegend®’s catalog of more than 20,000 SKUs, incorporating antibodies and a large collection of antibody conjugates and modifications as well as recombinant proteins, immunoassays and other supportive reagents and solutions for cell and molecular analysis.
•The T-SPOT® Discovery SARS-CoV-2 research-use-only assay to investigate cell-mediated immunity related to COVID-19.
•Sirion Biotech consultancy services and technologies to design and manufacture viral vectors for cell and gene therapy research and preclinical development.
•BioLegend® best-in-class antibodies, recombinant proteins and related reagents, which are used across multiple applications and research areas, including proteogenomics, tissue, cell and protein analysis, cancer research, immunology, cell and gene therapy, stem cell therapy and neuroscience.
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
•BioLegend® TotalSeq™ reagents, which are oligonucleotide-barcoded antibodies that enable protein detection by sequencing that can be combined with traditional RNA or DNA sequencing experiments with high-parameter protein detection, including comprehensive cloud-based analysis software.
•Cell culture and biofunctional assay reagents, including bioactive recombinant proteins, as well as other specialized reagents such as Cell-Vive™ T-NK Xeno-Free Serum Substitute (compliant with Good Manufacturing Practice requirements (“GMP”)), and other GMP-produced recombinant proteins and reagents. These products serve several markets, notably cell and gene therapy applications.
•BioLegend®’s MojoSort™ and Lymphopure™ reagents for cell separation that complement our fluorophore-antibody conjugates, used for FACS (Fluorescence-activated Cell Sorting), thus covering most cell separation and cell sorting technologies and applications.
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
•Signals Research Platform, which equips pharmaceutical scientists with the essential tools to gather, search, mine, analyze and visualize critical data, yielding actionable insights in an automated, predictive, and scalable manner. Within life science research and development and clinical research applications, our software accelerates innovation, development, collaboration and research, ultimately leading to life-enhancing medical breakthroughs more quickly, promoting our vision of a healthier humankind. In addition, it also empowers scientists and formulators in specialty chemical and food sciences to analyze food, and additives, and create high-performing materials that align with sustainability initiatives, promoting energy efficiency, lower toxicity and a circular economy.
•Signals Notebook, a secure cloud-native electronic lab notebook (ELN) for chemistry, biology, research, and formulations. From increased collaboration to securely accessible data, Signals Notebooks accelerates research and development workflows, increases collaboration, integrates with Microsoft Office and more.

•Signals ChemDraw®, which since 1985 has provided solutions with powerful capabilities and integrations to help quickly turn ideas and drawings into publications. Signals ChemDraw automates chemical drawings and transforms them into chemical knowledge by facilitating the management, reporting and presenting of chemistry research.
•Signals Clinical, which provides a single unified platform to support data access, preparation and analytics, from source to visualization to action. With unrivaled workflow flexibility to support dynamic collaboration, Signals Clinical’s SaaS solution helps accelerate the delivery of urgently needed therapeutics to patients.
•Vega® preclinical ultrasound system, a hands-free, automated, high-throughput imaging system delivering high-resolution 2D and 3D ultrasound images in minutes. Originally launched in North America in 2022, it is now globally available.
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
•The latest version of the Signals Image Artist™ next-generation image analysis and management platform, which provides improved 3D cell segmentation and analysis, an AWS S3 cloud deployment option and enhanced cloud security, and compatibility with a broader range of systems, including the Nexcelom from Revvity Celigo® image cytometer.
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
•Software solutions for BioLegend® LEGENDplex™ assays, multiomics analysis with TotalSeq reagents, and flow cytometry-based cell analysis software (Ryvett) that are now part of BioLegend’s data integration offerings.

New Products:
New products introduced or acquired for Life Sciences applications in fiscal year 2023 include the following:

•Pin-pointTM base editing reagents, which improve access to new-generation editing technology. The launch of these reagents puts clinically relevant base editing using the Pin-point platform in the hands of preclinical laboratories seeking to accelerate genomic insights and cell therapy research.
•IVIS® Spectrum 2 and IVIS SpectrumCT 2 next-generation imaging systems, our newest flagship platforms setting the standard in high-throughput performance and versatility.
•QuantumTM GX3 microCT imaging solution, a high-throughput system with superior spatial resolution and fast, low-dose scanning for diverse in vivo and biological ex vivo applications. With class-leading resolution, the system is designed for a wide applications, including bone imaging.
•Signals Research Suite, a unified, cloud-native SaaS platform that drives scientific collaboration across research and development disciplines from drug discovery to specialty chemicals material development.
•Signals DLX™ powered by Scitara®,, which establishes seamless, bidirectional connectivity across instruments, LIMS, ELNs and other critical lab systems that previously existed in isolation.

Brand Names:
Our Life Sciences segment offers additional products under various brand names:

Accell™, AdenoBOOST™, AlphaLISA®, AlphaPlex™, AlphaScreen®, Alpha™ SureFire®, Brilliant Violet™, Ce3D™, CellCarrier®, Cellaca™, Celigo®™, Cellometer®™, cell::explorer™, Cell-Vive™, Chalice™, Chem3D®, ChemDraw®, ChemOffice®, CHOSOURCE™, Dharmacon™, DharmaFECT™, Edit-R™, ELISA MAX™, EnSight®, EnVision®, Flex-T™, FMT®, FolateRSense™, GoInVivo™, HTRF®, IVIS®, IVISbrite™, IVISense™, LANCE®, LANCE ® Ultra ™, LEAF™, LEGEND MAX™, LEGENDplex™, LentiBOOST™, Lincode™, Living Image®, Lumina™, Lymphopure™, MicroBeta2®, Mini ELISA Plate Reader™, miRIDIAN™, MojoSort™, MuviCyte™, ON-TARGET™, ON-TARGETplus™, Opera Phenix® Plus, Operetta® CLS™, OptiScint™, PhenoPlate™, PhenoVue™, Pin-point™, Quantulus™ GCT, RAPID MAX™, RediJect™, RNAiONE™, Signals™, Signals Image Artist™, SMARTpools™, SMARTvector™, Spark™, Spectrum™, TotalSeq™, Tri-Carb®, T-SPOT®, Ultra-LEAF™, Vega®, VesselVue®, ViaStain™, VICTOR Nivo™ Western Lightning™ and Wizard2®.

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
•The NeoLSD™ MS/MS kit, the first commercial IVD kit for screening of Pompe, MPS-I, Fabry, Gaucher, Niemann-Pick A/B and Krabbe disorders from a single dried blood spot sample.
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

•Automated liquid handling platforms (Fontus™, JANUS®, Sciclone®, Zephyr® and FlexDrop™) that offer a choice of robotic solutions in genomics, biotherapeutics, high throughput screening and high content analysis to assist life science research from bench to clinic.
•JANUS® BioTx™ and PreNAT II™ workstations for automated small-scale purification, offering column, tip and plate-based chromatography on a single platform.
•HIVE CLX ™ scRNAseq Solution, which integrates sample storage and single cell profiling into a complete workflow, solving the issues that limit single cell RNA analysis. The LabChip® GXII Touch™ protein characterization system, which provides a means of characterizing multiple protein product attributes for research labs through QC.
•The explorer™ automated workstation, which allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.
•Vanadis® NIPT, a non-PCR non-sequencing fully automated cfDNA technology for use in any laboratory for screening common trisomies in the pregnant population.
•Revvity Omics, a global laboratory network offering multi-OMIC clinical grade services for testing in cytogenetics, biochemical genetics (prenatal and postnatal), molecular genetics and immunodiagnostics. The laboratory network includes testing laboratories in the United States, Sweden, India, China and the United Kingdom.
•The EONIS™ assay, a CE marked and United States Food and Drug Administration (“FDA”) authorized system utilizing real-time PCR technology, which allows for simultaneous screening of SMA, SCID and XLA in newborns from a single DBS punch.
•Chemiluminescence immunoassays covering endocrinology, autoimmunity, infectious diseases, allergy and therapeutic drug monitoring.
•ELISAs covering endocrinology, autoimmunity, diabetes monitoring, steroids, thyroid monitoring, animal research and tumor markers.
•Radioactive immunoassays in calcium metabolism.
•Autoimmune testing, including indirect immunofluorescence tests (IIFT), ELISA, chemiluminescence immunoassays and immunoblots, covering rheumatology, hepatology, gastroenterology, endocrinology, neurology, nephrology, dermatology and infertility.
•Allergy testing covering allergen-specific immunoglobin E (IgE), measuring the level of different IgE antibodies or total IgE in blood using EUROLINETM immunoblot assays.
•Infectious disease testing, including IIFT, ELISA, chemiluminescence immunoassays, immunoblots, microarrays and real-time PCR, covering bacteria, viruses, fungi and parasites.
•A complete portfolio of chemiluminescence immunoassays (“ChLIA”) for precise Alzheimer’s disease diagnostics, which provides reliable analysis of the established CSF biomarkers beta-amyloid (1-40), beta-amyloid (1-42), total tau and pTau (181) and a high degree of standardization due to fully automated processing.
•EUROLabPolaris, which provides the secure transfer of indirect immunofluorescence data to several locations enabling central evaluation within the software.
•Laboratory management system EUROLabOffice 4.0, which provides a central interface between devices to simplify and speed up the diagnostic routine and increases security through organization of all lab procedures and traceable documentation of all data and processes.
•EUROLabWorkstation IFA and EUROLabWorkstation ELISA, which provide fully automated processing of IIFT and ELISA, respectively, for laboratories with high sample throughput.
•EUROPattern Microscope, which provides fully automated immunofluorescence microscopy including IIFT pattern recognition and titer determination.
•EUROPattern Microscope live, which provides fully automated and fast image recording and modern on-screen reporting, also including IIFT pattern recognition and titer determination.
•EUROBlotOne, a compact tabletop device for complete processing of immunoblots.
•IDS-i10, a compact random access solution for the processing of ChLIA in the field of autoimmune and infection diagnostics as well as antigen detection, providing sample throughput of up to 60 samples per hour.
•IDS-iSYS Multi-Discipline Automated System, which is a compact automation solution for the processing of ChLIA in the field of autoimmune, infection and allergy diagnostics as well as antigen detection, providing sample throughput of up to 120 samples per hour.
•Pre-NAT II, which provides fully automated high-throughput sample preparation for molecular genetic diagnostics, consisting of nucleic acid extraction and subsequent pipetting of the PCRs.
•MyFoodProfile immunoblots for the determination of IgG and IgE reactivity against more than 200 foods (CE-marked).
•Prenatal and postnatal testing utilizing Revvity Omics Next Generation Sequencing products including gene panels, exomes and genomes.
•Revvity Omics Whole Genome Sequencing test, which detects duo genome (nuclear and mitochondrial) single nucleotide and copy number variants and includes screening for pharmacogenetic variants, Spinal Muscular Atrophy and more than 30 short tandem repeat disorders.

•Revvity Omics test for Facioscapularhumeral dystrophy (FSHD) using Genome Optical Mapping technology.
•Oxford Immunotec T-SPOT® Technology platform, a modified ELISPOT used to detect a T cell immune response to infection.
•Oxford Immunotec T-SPOT.TB test, an in vitro diagnostic test for the detection of effector T cells that respond to stimulation by mycobacterium tuberculosis antigens by capturing interferon gamma in the vicinity of T cells in human whole blood. It is intended for use as an aid in the diagnosis of tuberculosis infection.
•The PG-Seq™ Rapid Kit v2, which analyzes picogram quantities of DNA from an embryo biopsy for preimplantation genetic research with enhanced whole genome coverage and accuracy.
•DOPlify® WGA V2 Kit, which performs fast whole genome amplification on single cells or limited template DNA samples, allowing cell chromosome copy number status to be determined.
•chemagic™ 360-D instrument (IVDR) and chemagic™ Prime™ Junior-D instrument (IVDR) for automated nucleic acid isolation, and related kits such as CE-IVD chemagic™ Nucleic Acid Purification Kits and chemagic™ miRNA 200 Kit.
•Revvity Omics WholePanel test, which is an enhanced panel testing (WholeCancer, WholeAtaxia, WholeCardiology and WholeMuscularDystrophy panels) using genome sequencing as a backbone and provides full intronic coverage and short tandem repeat screening in one test.
•Revvity Omics UltraRapid Whole Genome Sequencing with StepOne, CMV detection and metagenomic analysis, which provides the sickest babies in NICUs with multiomic testing results in five days or less.

New Products:
New products or services introduced or acquired for Diagnostics applications in fiscal year 2023 include the following:
•Fontus™ liquid handler, which is available in multiple versions to automate both NGS and life science workflows.
•EONIS™ Q, a novel “dry-chemistry” qPCR newborn screening workflow for SCID and SMA screening.
•DELFIA™ Trio, an automated plate dispenser, washer, disk remover for the manual newborn screening and prenatal workflows.
•EVOYA™, a cloud-based, newborn screening, informatics and data management software.
•Automation protocols and kits launched for the BioQule™ NGS System, making it an open system that combines automation, reagents, consumables and scripts, enabling walkaway automation to simplify low throughput NGS library preparation and quantitation.
•UNIQO160, a device for fully automated processing of IIFT from primary sample to final microscopy result for up to 160 samples and 18 slides.
•89 new IIFT for the ultrafast automated microscope “EUROPattern Microscope Live”.
•Anti-TBE Virus ELISA 2.0 (IgG) and Anti-TBE Virus CSF ELISA 2.0 (IgG) for detection of IgG antibodies against TBE virus in serum and CSF, respectively (CE-marked, IVDR-compliant).

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including AutoDELFIA®, BACS-on-Beads®, BIOCHIPs, Bioo Scientific®, BoBs®, chemagic™, Chitas®, DELFIA®, DELFIA® Xpress, DOPlify®, EONIS™, EUROArray™ , EUROIMMUN®, EUROLabWorkstation™, EUROLINE™, EUROPatternTM, Evolution™ Evoya®, explorer™, Fontus™, Genoglyphix®, GSP®, Haoyuan™, IDS® Immunodiagnosticsystems, IDS-i10®, IDS-i10T®, IDS-iSYS®, iLab™, iQ™, JANUS®, LabChip®, LifeCycle™, LimsLink™, Migele™, MultiPROBE®, NEXTFLEX®, NextPrep™, Pannoramic™, Panthera Puncher™, PG-Seq™, PG-Find™ PKamp™, PreNAT II™, Prime™, Protein Clear™, ProteinEXact™, QSight®, QuantiVac™, RONIA™, Sciclone®, SimplicityChrom™, Specimen Gate®, Superflex™, Symbio™, T-SPOT®, Touch™, Twister®, Vanadis®, VariSpec™, ViaCord®, VICTOR 2™ D, and Zephyr®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of December 31, 2023, we employed approximately 1,400 sales and service representatives operating in approximately 40 countries and marketing products and services in more than 160 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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

Intellectual Property
We own numerous United States and foreign patents and have patent applications pending in the United States and abroad. We also license intellectual property rights to and from third parties, some of which bear royalties and are terminable in specified circumstances. In addition to our patent portfolio, we possess a wide array of unpatented proprietary technology and know-how. We also own numerous United States and foreign trademarks and trade names for a variety of our product names and have applications for the registration of trademarks and trade names pending in the United States and abroad. We believe that patents and other proprietary rights are important to the development of both of our reporting segments, but we also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain the competitive position of both of our reporting segments. We do not believe that the loss of any one patent or other proprietary right would have a material adverse effect on our overall business or on any of our reporting segments.

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
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $14.1 million and $12.2 million as of December 31, 2023 and January 1, 2023, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Human Capital Management
As of December 31, 2023, we employed approximately 11,500 employees on a worldwide basis. Roughly 80% of our workforce is based outside of the United States. Several of our subsidiaries outside the United States have employment contracts with our employees where the terms and conditions are influenced by labor unions and workers’ councils’ agreements that involve approximately 4,000 of our employees. During fiscal year 2023, our voluntary turnover rate was 10%. We believe that management of our human capital resources is vital to the continued growth and success of our company, and we endeavor to create an environment that encourages productivity, rewards performance and values diversity. There are several ways in which we attempt to attract, develop and retain highly qualified employees, as set forth below.
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

Diversity and Inclusion
We believe in an inclusive workforce, where employees from a number of cultures and countries are engaged and encouraged to leverage their collective talents. We have employees in roughly 40 countries around the world. As of the date of filing of this annual report on Form 10-K, women comprised roughly 40% of our leadership positions on a global basis, which we define as director level and above. We have provided further information regarding our diversity demographics in our Environmental, Social, and Governance (ESG) Report and elsewhere on our website at esg.revvity.com, including summarized data from our EEO-1 form.
esg.revvity.com is a home for information related to ESG policies and initiatives at Revvity. The site provides information for our employees, customers and investors on our environmental and social metrics and policies, our global efforts to preserve our environment and our global efforts to promote social equality. It helps our employees and stakeholders know and understand of our commitment to make positive impacts on our employees, customers, local communities and the environment, while engaging others in our efforts.
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
Our commitment to diversity is evidenced by the advancement of the vibrant belonging collective formed by our four Employee Resources and Networking groups, now comprising of nearly 700 employees who enjoy this safe and engaging platform for dialogue and empowerment. During the fiscal year 2023, our groups conducted a series of workshops enhancing the visibility of our Hispanic communities in the workplace, recognizing the dedication of our veteran employees and empowering women to network, develop and share their stories. We continued to support working parents through our flexible working policies and networking opportunities provided by our Women’s Forum. These efforts serve as a testament to our dedication to fostering an inclusive workplace. Our commitment to creating a diverse and inclusive work environment is further validated by our 2023 People Experience Survey in which 85% of our employees felt safe to share their opinions and use their voices, providing over 31,000 comments. We continued to receive a high score in the area of Diversity and Inclusion. Amongst other comments, employees shared that they are proud of the emphasis we place on diversity and inclusion and on making our company a place where everyone is valued and respected.
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
With regards to career growth, we regularly fill open vacancies with internal candidates. Our internal mobility program empowers employees to explore many different career options available to them. Career options vary based on the employee’s aspirations and can include specific project work, stretch assignments, job rotations, mentoring, networking, or internal job changes.
Lastly, management periodically assesses succession planning for certain key positions and reviews our workforce to identify high potential employees for future growth and development.
Health and Safety

Our success depends on the well-being of our employees, and one of our top priorities is to protect their health and safety. We maintain a culture focused on safety and strive to identify, eliminate and control risk in the workplace to prevent injury and illness. Many of our large manufacturing sites are ISO 45001 and 14001 certified with management systems embedded in operations. We continually strive to improve our environmental, health and safety (“EHS”) management systems across our entire footprint. A Revvity Global EHS Council engages our worldwide health and safety leaders to review, collaborate, and drive corporate EHS objectives across the company. Further, we provide our employees with a comprehensive benefits package that includes health insurance and other resources that support their physical and mental well-being.
Community
At Revvity, we have long held the view that responsible global citizenship along with good governance principles and ethical business practices are essential tenets for sustainability and success. We encourage our employees to support the communities in which they live and where we operate, and to assist in that effort, we fund a long-term charitable matching program for our employees. In addition, we have established a group comprised of management and subject matter experts at our company to focus on developing and delivering on measurable advancements in the areas of reducing waste, reducing carbon emissions and improving employee engagement and diversity.

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
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity, interest rates and currency volatility or devaluation. Environmental events and political changes, including war or other conflicts, such as the current conflicts in Ukraine and the Middle East, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
We may not be able to successfully execute acquisitions or divestitures, license technologies, integrate acquired businesses or licensed technologies into our existing businesses, maintain licensed technologies, or make acquired businesses or licensed technologies profitable.
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
Some of the businesses we acquire may be unprofitable or marginally profitable, or may increase the variability of our revenue recognition. If, for example, we are unable to successfully commercialize products and services related to significant in-process research and development that we have capitalized, we may have to impair the value of such assets. Accordingly, the earnings or losses of acquired businesses may dilute our earnings. For these acquired businesses to achieve acceptable levels of profitability, we would have to improve their management, operations, products and market penetration. We may not be successful in this regard and may encounter other difficulties in integrating acquired businesses into our existing operations, such as incompatible management, information or other systems, cultural differences, loss of key personnel, unforeseen regulatory requirements, previously undisclosed liabilities or difficulties in predicting financial results. We may lose the right to utilize licensed technologies which could limit our ability to offer products incorporating such technologies. To finance our acquisitions, we may have to raise additional funds, either through public or private financings. We may be unable to obtain such funds or may be able to do so only on terms unacceptable to us. We may also incur expenses related to completing acquisitions or licensing technologies, or in evaluating potential acquisitions or technologies, which may adversely impact our profitability.
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
•expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,
•contract termination and litigation costs,
•differing tax laws and changes in those laws (including the enactment by countries of the Organization for Economic Cooperation and Development (OECD) Base Erosion and Profit Shifting Pillar Two, which would impose a minimum corporate income tax rate of least 15%), or changes in the countries in which we are subject to taxation,
•changes in our effective tax rate,
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
The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and other goods can usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers. In addition, global health crises or pandemics, wars, conflicts, or other changes in a country’s or region’s political or economic conditions, could have a significant adverse effect on our supply chain.
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
If we experience a significant disruption in, or breach in security of, our information technology systems or those of our customers, suppliers or other third parties, or cybercrime, resulting in inappropriate access to or inadvertent transfer of information or assets or result in a ransom demand from a third party, or if we fail to implement new systems, software and technologies successfully, our business could be adversely affected.
We rely on several centralized information technology systems throughout our company to develop, manufacture and provide products and services, keep financial records, process orders, manage inventory, process shipments to customers and operate other critical functions. Our and our third-party service providers' information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophes or other unforeseen events. The risk of a security breach or disruption through cyber-attacks has generally increased as the number, intensity and sophistication of attempted attacks from around the world have increased. For example, many companies have experienced an increase in phishing and social engineering attacks from third parties. If we were to experience a prolonged system disruption in the information technology systems that involve our interactions with customers, suppliers or other third parties, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems or cybercrime, resulting in inappropriate access to or inadvertent transfer of information or assets, could result in losses or misappropriation of assets, ransom demands by third parties, or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of December 31, 2023, our total assets included $9.6 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses and in-process research and development, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which they are assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
We may not be able to renew or otherwise lose our right to utilize our existing licenses, or licenses we may obtain in the future, on terms acceptable to us, or at all. If we lose the rights to a patented or other proprietary technology, we may need to stop selling products incorporating that technology and possibly other products, redesign our products or lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share.
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
We are subject to stringent data privacy and information security laws and regulations and changes in such laws or regulations, or our failure to comply with such requirements, could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and information security laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and the United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws or regulations could result in enforcement actions against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2023. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
•changes in actual, or from projected, foreign currency exchange rates,
•global health crises of unknown duration,
•wars, conflicts, or other changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,
•trade protection measures including embargoes, sanctions and tariffs, such as the sanctions and other restrictions implemented by the United States and other governments on the Russian Federation and related parties in connection with the conflict in Ukraine,
•import or export licensing requirements and the associated potential for delays or restrictions in the shipment of our products or the receipt of products from our suppliers,
•policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,
•differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,
•adverse income tax audit settlements or loss of previously negotiated tax incentives,
•differing business practices associated with foreign operations,
•difficulty in transferring cash between international operations and the United States,
•difficulty in staffing and managing widespread operations,
•differing labor laws and changes in those laws,
•differing protection of intellectual property and changes in that protection,
•expanded enforcement of laws related to data protection and personal privacy,
•increasing global enforcement of anti-bribery and anti-corruption laws, and
•differing regulatory requirements and changes in those requirements.
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
On October 26, 2023, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2023 that was paid in February 2024. On January 25, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2024 that will be payable in May 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C.    Cybersecurity Disclosures
 We have developed and maintain a Material Cyber Incident Disclosure Program. The program includes processes for the identification, review and assessment of materiality of cyber events, notification of our senior leadership and Board of Directors of such events, and financial reporting disclosure where applicable. As part of the program, we also engage in due diligence regarding the cybersecurity capabilities of our current and potential third-party vendors in accordance with industry best practices. Under the program, all material cyber incidents will be reported to our Board of Directors. The program is led by our Cyber Event Disclosure Committee, which includes members of our Information Security, Corporate Legal, External Reporting and Enterprise Risk Management teams. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. For all critical third party service provides, we perform a review of the vendor's System and Organization Controls (SOC), which is referred to as a SOC 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to understand and mitigate any additional risks. Our assessment of risks associated with use of third-party providers is part of our overall risk management framework.
The Company’s Chief Information Officer is responsible for developing and implementing our information security program. Our Information Security team monitors our exposure to external cybersecurity threats, leveraging automated tools and manual processes to ensure cybersecurity risk is effectively mitigated on a continuous basis. When a specific incident has been identified, the Information Security team leverages our Cyber Incident Response Plan in conjunction with established Information Security policies to begin assessment of the incident. Depending on the type and/or severity of the incident, our Information Security team will determine (in compliance with our Cyber Incident Response Plan) whether third party expertise or consultation is necessary. If such expertise or consultation is determined to be necessary, our Information Security and Corporate Legal teams will engage with third-party experts. As part of its review of incidents, our Information Security team considers the risk exposure, potential impact, severity and implications with respect to our information technology systems. Our Information Security team is responsible for escalating incidents which are determined to be higher risk to our Cyber Event Disclosure Committee. The Cyber Event Disclosure Committee will work with our General Counsel to determine the materiality of the incident and any required disclosure. When an incident is determined to be material and is required to be disclosed, the Cyber Event Disclosure Committee will notify our senior leadership and our Board of Directors through the Audit Committee of our Board of Directors. The Cyber Event Disclosure Committee will collaborate with our Corporate Legal and Financial Reporting teams to develop any required Form 8-K Item 1.05 disclosure.
The oversight, monitoring, and testing of the program occurs under our Sarbanes-Oxley entity-level control reviews and the program is integrated into our Enterprise Risk Management processes. The Cyber Event Disclosure Committee convenes, at least monthly, to review recent developments in cybersecurity and in the cybersecurity risk landscape. The Cyber Event Disclosure Committee is comprised of representatives with relevant expertise for assessing and managing the applicable risks. Our Board of Directors is presented with updates on an annual, or as needed, basis regarding our cybersecurity preparedness. Additionally, our Board of Directors is provided with a comprehensive cyber training from our Chief Information Security Officer at least annually. Our Board of Directors annually reviews our cybersecurity program and the Audit Committee of our Board of Directors is specifically responsible for oversight of cybersecurity risk, which it regularly reviews with Company leadership.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.

Item 2.    Properties

We conduct operations for both our Life Sciences and Diagnostics segments in manufacturing and assembly plants, research laboratories, administrative offices and other facilities. A majority of all such facilities utilized are leased from third parties. Our real property leases are both short-term and long-term. See Note 21, Leases, in the Notes to Consolidated Financial Statements for further discussion of our leases.

Item 3.    Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 31, 2023 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below are our executive officers as of February 27, 2024. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Prahlad Singh	President and Chief Executive Officer	59
Maxwell Krakowiak	Senior Vice President and Chief Financial Officer	34
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	55
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	57
Miriame Victor	Senior Vice President, Chief Commercial Officer	43
Tajinder Vohra	Senior Vice President, Global Operations	58
Anita Gonzales	Vice President, Controller	48

Prahlad Singh, 59. Dr. Singh currently serves as President and Chief Executive Officer of Revvity, having previously served as President and Chief Operating Officer of Revvity from January 2019 through December 2019. Dr. Singh joined Revvity as the President of our Diagnostics business in May 2014. He was elected Senior Vice President in September 2016 and Executive Vice President in March 2018. Prior to joining Revvity, Dr. Singh was General Manager of GE Healthcare’s Women’s Health business from 2012 to 2014, with responsibility for its mammography and bone densitometry businesses. Before that, Dr. Singh held senior executive level roles in strategy, business development and mergers & acquisitions at both GE Healthcare and Philips Healthcare. Earlier in his career, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol-Myers Squibb Medical Imaging, which included managing the Asia Pacific and Middle East region. Dr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.
Maxwell Krakowiak, 34. Mr. Krakowiak was appointed Senior Vice President and Chief Financial Officer of Revvity in August 2022 after having most recently served as our Vice President, Corporate Finance, focusing on driving global finance transformation through people, process and automation. Mr. Krakowiak joined Revvity in October 2018, and prior to being appointed as our Senior Vice President and Chief Financial Officer held several financial leadership positions of increasing scope and responsibilities, including oversight of financial planning and analysis, commercial finance and business development. Prior to joining Revvity, Mr. Krakowiak worked for General Electric Company (“GE”) for seven years, most recently as Executive Audit Manager, working globally across GE’s businesses on financial audits and operational excellence projects. During his tenure at GE, he served in a number of progressively responsible leadership roles across GE’s Corporate Audit Staff and Financial Management leadership programs. Mr. Krakowiak holds a Bachelor of Science degree in finance from Fordham University.
 Joel S. Goldberg, 55. Mr. Goldberg currently serves as our Senior Vice President, Administration, General Counsel and Secretary, having joined as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.
Daniel R. Tereau, 57. Mr. Tereau was appointed Senior Vice President, Strategy and Business Development in January 2016, having joined Revvity in April 2014 as Vice President, Strategy and Business Development. He is responsible for leading Revvity’s overall strategic planning and business development activities. Prior to joining Revvity, Mr. Tereau served on Novartis’ leadership team as Senior Vice President and Global Head of Strategy, Business Development and Licensing, where he was responsible for global strategy and business development for the Consumer Health division. Earlier in his career, Mr. Tereau held similar roles at Thermo Fisher Scientific and GE Healthcare. Mr. Tereau holds a Bachelor of Science degree in finance from Ferris State University, a Juris Doctorate from Wayne State University, and earned his Master of Business Administration from Yale University.
Miriame Victor, 43. Ms. Victor joined Revvity in October 2014 as Sales Leader for the Diagnostics business in Europe and most recently served as Vice President and General Manager for EMEAI, prior to being appointed Senior Vice President and Chief Commercial Officer in January 2021. In that role, she oversees Revvity’s product commercialization efforts across all businesses, having previously completed the successful consolidation of the Diagnostics business with other businesses into one unified commercial organization. Prior to joining Revvity, Ms. Victor held various commercial leadership positions in the pharmaceutical industry with MSD and Novartis, and in the medical device industry with GE Healthcare. Ms. Victor holds a Bachelor of Science degree in pharmacy and pharmaceutical sciences from Cairo University and earned her Master of Business Administration from Arab Academy for Science, Technology and Maritime Transport.
Tajinder Vohra, 58. Mr. Vohra joined Revvity in October 2015 as Vice President of Global Operations and was appointed Senior Vice President, Global Operations in January 2018. He oversees all of Revvity’s global operations, including manufacturing, supply chain, customer care and distribution. Prior to joining Revvity, Mr. Vohra served at ABB as a Country Operations Leader, where he was responsible for India-wide operations and Supply Chains for India, Middle East and Africa. Previously, Mr. Vohra was a Senior Vice President with Genpact, managing Supply Chain and IT businesses, and held a number of global management operational positions with GE Healthcare. Mr. Vohra received his Bachelor’s degree in Mechanical Engineering from the University of Delhi, Master’s degree in Industrial Engineering from the University of Alabama and Master’s degree in Manufacturing Engineering from Lehigh University. Mr. Vohra is a certified Six Sigma Black Belt and was trained in lean manufacturing at the Shingijitsu Training Institute in Japan.
Anita Gonzales, 48. Mrs. Gonzales was appointed our Vice President and Controller in May 2023, having joined Revvity as Senior Director of Integration and Controllership Initiatives in March 2021. Prior to joining Revvity, Mrs. Gonzales was at General Electric Company (“GE”) for ten years. During her tenure at GE, Mrs. Gonzales was Director of Audit and Advisory Practices Corporate division from 2016 to 2021, with responsibility for technical accounting and auditing standards of the Corporate Audit Staff. Before that, Mrs. Gonzales held executive roles at GE Aviation including Global Controller- Commercial Engines. Earlier in her career, she held roles of increasing responsibility, up to Senior Manager, at PricewaterhouseCoopers. Mrs. Gonzales holds Master of Public Accounting and Bachelor of Business Administration degrees from the University of Texas at Austin and is a Certified Public Accountant.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity
We only have one class of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “RVTY”. As of February 23, 2024, we had approximately 2,923 holders of record of our common stock.
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Aggregate Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2023 - October 29, 2023	45,723	$107.63	—	$355,447,934
October 30, 2023 - November 26, 2023	57	87.85	—	355,447,934
November 27, 2023 - December 31, 2023	125	101.31	—	355,447,934
Activity for quarter ended December 31, 2023	45,905	$107.59	—	$355,447,934
________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2023, we repurchased 45,905 shares of common stock for this purpose at an aggregate cost of $4.9 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)On July 22, 2022, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). On April 27, 2023, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on April 26, 2025, unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2023, we repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. No shares remain available for repurchase under the Repurchase Program due to its termination. During the fourth quarter of fiscal year 2023, no shares of common stock were repurchased under the New Repurchase Program. During fiscal year 2023, we repurchased 2,159,985 shares of common stock under the New Repurchase Program for an aggregate cost of $244.6 million. As of December 31, 2023, $355.4 million remained available for aggregate repurchases of shares under the New Repurchase Program.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and the S&P 500 Life Sciences Tools & Services Industry Index for the five fiscal years from December 30, 2018 to December 31, 2023.

Comparison of Five-Year Cumulative Total Return
Among Revvity, Inc. Common Stock, S&P Composite-500 and
S&P 500 Life Sciences Tools & Services Industry Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

$450
$425
$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
12/30/2018
12/29/2019
1/3/2021
1/2/2022
1/1/2023
12/31/2023
Revvity, Inc.
S&P 500
S&P Life Sciences Tools & Services

	12/30/2018	12/29/2019	1/3/2021	1/2/2022	1/1/2023	12/31/2023
Revvity, Inc.	$100.00	$125.96	$186.77	$262.16	$183.17	$143.12
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Life Sciences Tools & Services Industry Index	$100.00	$132.52	$176.28	$244.55	$188.53	$182.72

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53-week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 31, 2023 (“fiscal year 2023”), January 1, 2023 (“fiscal year 2022”) and January 2, 2022 (“fiscal year 2021”) included 52 weeks. The fiscal year ending December 29, 2024 (“fiscal year 2024”) will include 52 weeks.

Overview of Fiscal Year 2023
During fiscal year 2023, we delivered differentiated performance despite market headwinds, demonstrating the strength of our product portfolio, continued innovation, and investments in our people. Our overall revenue in fiscal year 2023 decreased by $561.3 million, or 17%, as compared to fiscal year 2022, reflecting a decrease of $560.7 million, or 28%, in Diagnostics segment revenue and a decrease of $0.6 million, or less than 1%, in Life Sciences segment revenue. The decrease in Diagnostics segment revenue was primarily driven by decreased demand for COVID-19 product offerings, partially offset by growth in the core immunodiagnostics business. The decrease in Life Sciences segment revenue was driven by a decrease in instruments revenue due to pharmaceutical and biotechnology market headwinds and a decrease in software revenue from the timing of contract renewals, partially offset by an increase in reagents revenue.
Our consolidated gross margins decreased 411 basis points in fiscal year 2023, as compared to fiscal year 2022, primarily due to lower revenue from COVID-19 product offerings, and an unfavorable shift in product mix, partially offset by pricing actions. Our consolidated operating margin decreased 1,150 basis points in fiscal year 2023, as compared to fiscal year 2022, also due to lower revenue from COVID-19 product offerings and unfavorable shift in product mix, partially offset by operating expense reductions.
Overall, we believe that our range of product offerings, leading market positions, global scale and financial strength provides us with a foundation for continued long-term growth, margin expansion and robust cash flow generation.

Consolidated Results of Operations
 Fiscal Year 2023 Compared to Fiscal Year 2022
Revenue
Revenue for fiscal year 2023 was $2,750.6 million, as compared to $3,311.8 million for fiscal year 2022, a decrease of $561.3 million, or 17%. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2023 as compared to fiscal year 2022 and includes the effect of foreign exchange rate fluctuations. Diagnostics segment revenue for fiscal year 2023 was $1,459.1 million, as compared to $2,019.7 million for fiscal year 2022, a decrease of $560.7 million, or 28%, due to a decrease of $380.3 million in immunodiagnostics revenue, a decrease of $165.2 million in applied genomics revenue and a decrease of $15.3 million in reproductive health revenue. Life Sciences segment revenue was $1,292.3 million for fiscal year 2023, as compared to $1,292.9 million for fiscal year 2022, a decrease of $0.6 million, or less than 1%, driven by a decrease of $24.3 million in instruments revenue and a decrease of $17.7 million in software revenue, partially offset by an increase of $41.4 million in reagents revenue.
Cost of Revenue
Cost of revenue for fiscal year 2023 was $1,210.9 million, as compared to $1,322.0 million for fiscal year 2022, a decrease of approximately $111.1 million, or 8%. As a percentage of revenue, cost of revenue increased to 44% in fiscal year

2023 from 40% in fiscal year 2022, resulting in a decrease in gross margin of approximately 411 basis points to 56% in fiscal year 2023 from 60% in fiscal year 2022 due to lower COVID-19 revenue and an unfavorable shift in product mix, partially offset by pricing actions. The amortization of purchase accounting adjustments to record the inventory from certain acquisitions added an incremental expense of $45.3 million for fiscal year 2022. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $2.8 million for fiscal year 2023, as compared to $5.6 million for fiscal year 2022. The above decreases were partially offset by an increase in amortization of intangible assets which was $147.6 million for fiscal year 2023, as compared to $141.6 million for fiscal year 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2023 were $1,022.6 million, as compared to $1,025.5 million for fiscal year 2022, a decrease of approximately $3.0 million, or 0.3%. As a percentage of revenue, selling, general and administrative expenses increased to 37% in fiscal year 2023 from 31% in fiscal year 2022. Amortization of intangible assets decreased and was $217.5 million for fiscal year 2023, as compared to $229.1 million for fiscal year 2022. Purchase accounting adjustments added an incremental expense of $4.3 million for fiscal year 2023, which primarily consisted of a change in contingent consideration, as compared to decreasing expenses by $1.2 million for fiscal year 2022. Legal costs for significant litigation matters and settlements, net of reversals, were minimal for fiscal year 2023, as compared to decreasing expenses by $0.6 million for fiscal year 2022. Acquisition and divestiture-related expenses, which primarily consisted of rebranding, legal and integration costs and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $62.0 million for fiscal year 2023, as compared to $28.9 million for fiscal year 2022. Costs for significant environmental matters also added an incremental expense of $2.5 million for fiscal year 2023. Restructuring and other, net, increased and was $26.6 million for fiscal year 2023, as compared to $13.6 million for fiscal year 2022. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for fiscal year 2023 were $216.6 million, as compared to $221.6 million for fiscal year 2022, a decrease of $5.0 million, or 2%. As a percentage of revenue, research and development expenses increased to 8% in fiscal year 2023 from 7% in fiscal year 2022. The decrease in research and development expenses was primarily driven by a cost containment and productivity initiatives, as well as a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which was an expense of $4.3 million in fiscal year 2023, as compared to $5.4 million for fiscal year 2022. The decreased expenses were partially offset by our investments in new product development.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 31, 2023	January 1, 2023
	(In thousands)
Interest income	$(72,131)	$(3,589)
Interest expense including costs of bridge financing	98,813	103,955
Change in fair value of financial securities	33,921	15,754
Other components of net periodic pension cost (credit)	19,006	(33,158)
Foreign exchange losses and other expense, net	37,977	7,900
Total interest and other expense, net	$117,586	$90,862
The increase of $26.7 million in interest and other expense, net, in fiscal year 2023 as compared to fiscal year 2022 was primarily due to an increase in other components of net periodic pension cost of $52.2 million, an increase in foreign exchange losses and other expense, net of $30.1 million and an increase in the change in fair value of financial securities of $18.2 million. Other components of net periodic pension cost increased due to the decreases in the applicable discount rates. Foreign exchange losses and other expense, net, increased primarily due to a foreign exchange loss of $24.0 million for the fiscal year 2023 related to the cash proceeds from the sale of the Business that were held offshore. These increases in interest and other expense, net, were partially offset by an increase in interest income of $68.5 million and a decrease of $5.1 million in interest expense. Interest income increased due to an increase in investments and higher interest rates. Interest expense decreased due to $3.7 million of debt extinguishment income for the fiscal year 2023, as compared to $2.9 million of debt extinguishment income for the fiscal year 2022, as well as a result of an overall decrease in debt. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes
The effective tax rates on continuing operations were 1.9% and 21.3% for fiscal years 2023 and 2022, respectively. The lower than expected 2023 tax rate will not repeat in 2024. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 31, 2023	January 1, 2023
	(In thousands)
Tax at statutory rate	$38,346	$136,886
Non-U.S. rate differential, net	(18,479)	(5,221)
U.S. taxation of multinational operations	(4,594)	22,102
State income taxes, net	(265)	7,820
Impact of rate changes	(12,795)	—
Prior year tax matters	3,971	(10,160)
Effect of stock compensation	2,225	845
General business tax credits	(4,718)	(7,132)
Transfer pricing matters	(6,725)	—
Change in valuation allowance	6,772	4,964
Effect of foreign repatriations	(4,737)	(4,940)
Other, net	4,472	(6,003)
Total	$3,473	$139,161

Certain countries in which we have operations have adopted legislation or are expected to adopt legislation influenced by the OECD Pillar Two rules, which imposes a minimum tax rate of 15% among other requirements. We will continue to evaluate the potential consequences of Pillar Two legislation on our effective tax rate as the legislation and related interpretations of OECD guidance continues to evolve.
Fiscal Year 2022 Compared to Fiscal Year 2021
For a discussion of our results of operations for fiscal year 2022 as compared to fiscal year 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission on March 1, 2023.

Reporting Segment Results of Continuing Operations
Diagnostics
 Fiscal Year 2023 Compared to Fiscal Year 2022
Revenue for fiscal year 2023 was $1,459.1 million, as compared to $2,019.7 million for fiscal year 2022, a decrease of $560.7 million, or 28%, which includes an approximate 1% decrease in revenue attributable to favorable changes in foreign exchange rates. The decrease in our Diagnostics segment revenue during fiscal year 2023 was due to a decrease of $380.3 million in immunodiagnostics revenue, a decrease of $165.2 million in applied genomics revenue and a decrease of $15.3 million in reproductive health revenue.
Segment operating income from continuing operations for fiscal year 2023 was $320.9 million, as compared to $782.0 million for fiscal year 2022, a decrease of $461.1 million, or 59%. Segment operating margin decreased 1,670 basis points in fiscal year 2023, as compared to fiscal year 2022, primarily due to lower COVID-19 product sales volume and an unfavorable shift in product mix, partially offset by cost controls.

Fiscal Year 2022 Compared to Fiscal Year 2021
For a discussion of our results of operations for fiscal year 2022 as compared to fiscal year 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission on March 1, 2023.

Life Sciences
 Fiscal Year 2023 Compared to Fiscal Year 2022
Revenue for fiscal year 2023 was $1,292.3 million, as compared to $1,292.9 million for fiscal year 2022, a decrease of $0.6 million, or less than 1%. The decrease in our Life Sciences segment revenue was driven by a decrease of $24.3 million in instruments revenue and a decrease of $17.7 million in software revenue, partially offset by an increase of $41.4 million in reagents revenue.
Segment operating income for fiscal year 2023 was $489.3 million, as compared to $503.2 million for fiscal year 2022, a decrease of $13.9 million, or 3%. Segment operating margin decreased 100 basis points in fiscal year 2023, as compared to fiscal year 2022, primarily due to an unfavorable shift in product mix, partially offset by pricing actions.

Fiscal Year 2022 Compared to Fiscal Year 2021
For a discussion of our results of operations for fiscal year 2022 as compared to fiscal year 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission on March 1, 2023.

Discontinued Operations
On March 13, 2023, we completed the previously announced sale (the “Closing”) of certain assets and the equity interests of certain entities constituting our Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. We received approximately $2.13 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. We are entitled to an additional $75.0 million in proceeds as consideration for our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser. This consideration is expected to be received in installments through the first half of 2025. The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. We also recorded a receivable of approximately $160.2 million as of December 31, 2023 for post-closing adjustments that are expected to be settled with the Purchaser during fiscal year 2024. The final amount of the receivable related to the post-closing adjustments is subject to change.
The Business is reported for all periods as discontinued operations in our consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as income from discontinued operations in our consolidated statements of operations:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Revenue	$176,324	$1,298,376	$1,239,361
Cost of revenue	125,219	859,330	822,048
Selling, general and administrative expenses	78,613	306,032	268,760
Research and development expenses	10,434	64,605	74,632
Operating (loss) income	(37,942)	68,409	73,921
Other income:
Gain on sale	811,472	—	—
Other (expense) income, net	(49)	5,195	2,383
Total other income	811,423	5,195	2,383
Income from discontinued operations before income taxes	773,481	73,604	76,304
Provision for income tax	259,890	17,101	22,583
Income from discontinued operations	$513,591	$56,503	$53,721
The results of discontinued operations during fiscal year 2023 include the results of the Business through March 13, 2023. During fiscal year 2023, we recognized an increase in provision for income taxes of $242.8 million, primarily related to the taxes on the gain on sale of the Business. During fiscal year 2023, we recognized divestiture-related costs in gain on sale of $37.1 million. During fiscal year 2023, we recognized $36.0 million of divestiture-related costs in selling, general and administrative expenses in discontinued operations, as compared to $69.4 million during fiscal year 2022.
For a discussion of our discontinued operations for fiscal year 2022 as compared to fiscal year 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission on March 1, 2023.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are cash flows from our operations, borrowing capacity available under our senior unsecured credit facility and access to the debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans. The sale of the Business generated approximately $2.13 billion in cash proceeds. We have used and expect to continue to use these proceeds for a combination of satisfying upcoming debt maturities, opportunistic share repurchases and continued strategic and value creating acquisitions.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. Additionally, we purchased U.S. treasury securities whose proceeds upon maturity are intended to be utilized to repay outstanding debt securities, including our 0.850% senior unsecured notes due in September 2024 (the “2024 Notes”), which had $711.5 million in outstanding principal as of December 31, 2023.
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
Cash Flows
Fiscal Year 2023 Compared to Fiscal Year 2022
Operating Activities. Net cash provided by continuing operations was $279.4 million for fiscal year 2023, as compared to $672.5 million for fiscal year 2022, a decrease of $393.1 million, primarily due to lower profitability from a decreased demand in COVID-19 product offerings and more cash used in working capital during fiscal year 2023 as compared to fiscal year 2022. The cash provided by operating activities for fiscal year 2023 was principally a result of income from continuing operations of $179.5 million, adjustments for non-cash charges aggregating to $491.2 million, including depreciation and amortization of $431.8 million, and a net cash decrease in working capital of $391.3 million, primarily due to trailing divestiture-related liabilities with expected recovery from the post-closing adjustments related to the sale of the Business. During fiscal year 2023, we contributed $10.0 million to our pension plan in the United States and $7.6 million, in the aggregate, to pension plans outside of the United States.
Investing Activities. Net cash used in the investing activities of our continuing operations was $761.2 million for fiscal year 2023, as compared to $116.9 million for fiscal year 2022, an increase of $644.3 million. During fiscal year 2023, we made purchases of investments in U.S. treasury securities totaling $1,221.6 million. For fiscal year 2023, the net cash used for capital expenditures and acquisitions were $81.4 million and $2.1 million, respectively, as compared to $85.6 million and $7.5 million, respectively, for fiscal year 2022. The capital expenditures in each period were primarily for manufacturing, software, and other capital equipment purchases. During fiscal year 2023, purchases of investments were $6.3 million, as compared to $47.2 million for fiscal year 2022. The cash used in investing activities during fiscal year 2023 was partially offset by proceeds from maturity of U.S. treasury securities totaling $550.0 million, and proceeds from disposition of businesses and assets totaling $0.2 million. The cash used in investing activities during fiscal year 2022 was partially offset by proceeds from notes receivable totaling $8.9 million, and proceeds from disposition of businesses and assets totaling $14.5 million.
Financing Activities. Net cash used in the financing activities of our continuing operations was $947.1 million for fiscal year 2023, as compared to $661.8 million for fiscal year 2022, an increase of $285.3 million. During fiscal year 2023, we made net payments of $517.5 million on debts, as compared to $559.2 million during fiscal year 2022. The changes in both periods reflect our intentions to pay down debt, which we expect to continue throughout fiscal year 2024. During fiscal year 2023, we repurchased shares of our common stock for a total cost of $388.9 million, as compared to $80.6 million in fiscal year 2022. We paid $35.0 million in dividends for fiscal year 2023, as compared to $35.3 million in fiscal year 2022. We paid $10.1 million for acquisition-related contingent consideration during fiscal year 2023. We paid $0.8 million in settlement of hedges in fiscal year 2022. The cash used in financing activities during fiscal year 2023 was partially offset by proceeds from the issuance of common stock under our stock plans of $4.3 million during fiscal year 2023, as compared to $14.1 million in fiscal year 2022.
Fiscal Year 2022 Compared to Fiscal Year 2021
For a discussion of our results of operations for fiscal year 2022 as compared to fiscal year 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission on March 1, 2023.

Borrowing Arrangements
During fiscal year 2023, we paid in full $467.1 million of outstanding 0.550% senior unsecured notes that became due in September 2023. Since the beginning of the third quarter of fiscal year 2022, we have repurchased $88.5 million in aggregate principal amount of our 2024 Notes. At December 31, 2023, we had investments in U.S. treasury securities with a carrying amount of $689.9 million whose proceeds upon maturity are intended to be utilized to repay the outstanding 2024 Notes. See Note 13, Debt, in the Notes to Consolidated Financial Statements for a detailed discussion of our borrowing arrangements.

Dividends
Our Board of Directors (our “Board”) declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2023, 2022 and 2021, resulting in an annual dividend rate of $0.28 per share. At December 31, 2023, we had accrued $8.6 million for a dividend declared in October 2023 for the fourth quarter of fiscal year 2023 that was paid in February 2024. On January 25, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2024 that will be payable in May 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Capital Expenditures
During fiscal year 2024, we expect to invest an amount for capital expenditures similar to that in fiscal year 2023, primarily to introduce new products, to improve our operating processes, to shift the production capacity to lower cost locations, and to develop information technology. We expect to use our available cash and internally generated funds to fund these expenditures.

Other Potential Liquidity Considerations
At December 31, 2023, we had cash and cash equivalents of $913.2 million, of which $429.0 million was held by our non-U.S. subsidiaries, and we had $1.49 billion of additional borrowing capacity available under a senior unsecured revolving credit facility. We had no other liquid investments at December 31, 2023. At December 31, 2023, we had investments in U.S. treasury securities with a carrying amount of $689.9 million whose proceeds upon maturity are intended to be utilized to repay our outstanding 2024 Notes.

In connection with the sale of the Business, we are entitled to an additional $75.0 million in proceeds as consideration for our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser. This consideration is expected to be received in installments through the first half of 2025. In addition, we have also recorded a receivable of approximately $160.2 million as of December 31, 2023 for post-closing adjustments related to the sale of the Business that is expected to be received during fiscal year 2024.
We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. During the fiscal year ended December 31, 2023, we repatriated approximately $1.6 billion of foreign cash to the United States.
On July 22, 2022, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). On April 27, 2023, the Repurchase Program was terminated by the Board and the Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on April 26, 2025, unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2023, we repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. During fiscal year 2023, we repurchased 2,159,985 shares of common stock under the New Repurchase Program for an aggregate cost of $244.6 million. As of December 31, 2023, $355.4 million remained available for aggregate repurchases of shares under the New Repurchase Program. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of December 31, 2023, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $98.0 million. As of December 31, 2023, we have recorded contingent consideration obligations of $40.0 million, of which $11.0 million was recorded in accrued expenses and other current liabilities, and $29.0 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods is 7.9 years from December 31, 2023, and the remaining weighted average expected earnout period at December 31, 2023 was 5.0 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. With respect to plans outside of the United States, we expect to contribute $6.9 million in the aggregate during fiscal year 2024. During fiscal years 2023 and 2022, we contributed $7.6 million and $6.6 million in the aggregate, respectively, to pension plans outside of the United States. During fiscal year 2023, we contributed $10.0 million to our defined benefit pension plan in the United States for the plan year 2022. We could potentially have to make additional funding payments in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
Effects of Recently Issued and Adopted Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, in the Notes to Consolidated Financial Statements for a summary of recently issued accounting pronouncements. We did not adopt any new accounting pronouncements during fiscal year 2023. We are in the process of determining the impact of the recently issued accounting pronouncements that have not yet been adopted in our consolidated financial statements.
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
Divestitures: As part of our continuing efforts to focus on higher growth opportunities, we have discontinued certain businesses. In accounting for such transactions, we apply the applicable accounting guidance under U.S. GAAP pertaining to discontinued operations and disposals of components of an entity. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations. We recognize divestiture-related costs that are not part of divestiture consideration as general and administrative expense as they are incurred. These costs typically include transaction and disposal costs, such as legal, accounting, and other professional fees. The accounting for divestiture requires estimates and judgment as to the determination of the gain or loss on sale and the fair value of the different elements of consideration received. We received cash proceeds of $2.13 billion and we are entitled to two elements of additional consideration that become payable upon the resolution of certain events. First, we are entitled to proceeds of $75.0 million as consideration for our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (“Brand Sale”). This consideration is expected to be received in installments through the first half of 2025. We are also entitled to proceeds of up to $150.0 million that is contingent on the proceeds that the Purchaser and its affiliates receive on a subsequent sale or other capital event related to the Business (“Contingent Gain”).
The recognition of the future payment related to the Brand Sale and Contingent Gain to the gain on sale and the fair value assigned to the Contingent Gain, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. In deriving the fair value of the Contingent Gain, we utilized a lattice model, which incorporates one or more of the following key assumptions: (1) simulated equity value from the valuation date through the expected liquidity event, (2) volatility based on guideline public companies, (3) expected term to a liquidity event, and (4) risk-free rates. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in the recognition of additional consideration which would increase the gain on sale or impairment of the receivable from the Purchaser. The fair value of contingent consideration is remeasured each period based on relevant information and changes to the fair value are included in the operating results from continuing operations for the period.
We also recorded a receivable of approximately $160.2 million as of December 31, 2023 for post-closing adjustments related to the sale of the Business that is expected to be received during fiscal year 2024. The final amount of the receivable related to the post-closing adjustments is subject to change and could result in an adjustment to the gain when settled.
Value of long-lived assets, including goodwill and other intangibles. We carry a variety of long-lived assets on our consolidated balance sheets including property and equipment, operating lease right of use assets, investments, identifiable intangible assets, and goodwill. We periodically review the carrying value of all of these assets based, in part, upon current estimates of fair values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis for assets such as goodwill, and (ii) on a periodic basis for other long-lived assets when facts and circumstances suggest that cash flows related to those assets may be diminished. Any impairment charge that we record reduces our earnings.

For goodwill, the test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. We perform the annual impairment assessment on the later of January 1 or the first day of each fiscal year. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be reconsidered. We completed the annual goodwill impairment test using a measurement date of January 2, 2023, and concluded that there was no goodwill impairment. We consistently employ the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce, tax rates, capital spending, discount rates and working capital changes. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and historical relationships in later years. The income approach is sensitive to changes in long-term terminal growth rates and the discount rates. The long-term terminal growth rates are consistent with our historical long-term terminal growth rates, as the current short-term economic trends are not expected to affect our long-term terminal growth rates. We corroborate the income approach with a market approach. While we believe that our estimates of current value are reasonable, if actual results differ from the estimates and judgments used including such items as future cash flows and the volatility inherent in markets which we serve, impairment charges against the carrying value of those assets could be required in the future. At January 2, 2023, the fair value exceeded the carrying value by more than 20.0% for each reporting unit, except for the Tulip and EUROIMMUN reporting units, which had fair values that exceeded their carrying values by less than 20%. The range of the long-term terminal growth rates for the reporting units was 2.0% to 6.0% for the fiscal year 2023 impairment analysis. The range for the discount rates for the reporting units was 8.5% to 14.5%. Keeping all other variables constant, a 10.0% change in any one of these input assumptions for the various reporting units, except for our Tulip and EUROIMMUN reporting units, would still allow us to conclude that there was no impairment of goodwill. At December 31, 2023, the operating performance of EUROIMMUN reporting unit exceeded the original forecast and the forecast for this reporting unit no longer indicates any sensitivity that would lead to a material impairment charge.
In connection with the fiscal year 2024 impairment test performed as of January 1, 2024, the Tulip and Life Sciences reporting units, which had goodwill balances of $75.0 million and $4.4 billion, respectively, at December 31, 2023, had fair values that exceeded their carrying values by less than 20%. These reporting units are at increased risk of an impairment charge given the higher discount rates, competition and, to some extent, the macro-environment in which these reporting units operate. Despite the increased impairment risk associated with these reporting units, we do not believe there will be a significant change in the key estimates or assumptions driving the fair value of these reporting units that would lead to a material impairment charge.
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
We recognized a loss of $20.2 million in fiscal year 2023 and a gain of $28.3 million in fiscal year 2022, for our retirement and postretirement benefit plans, which include the charge or benefit for the mark-to-market adjustment for the benefit plans, which were recorded in the fourth quarter of each fiscal year. The loss or income related to the mark-to-market adjustment on benefit plans was a pre-tax loss of $5.7 million in fiscal year 2023 and a pre-tax gain of $28.9 million fiscal year 2022. We expect a loss of approximately $10.0 million in fiscal year 2024 for our retirement and postretirement benefit plans, excluding the charge for or benefit from the mark-to-market adjustment. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2024. Mark-to-market adjustments are primarily driven by events and circumstances beyond our control, including changes in interest rates, the performance of the financial markets and mortality assumptions. To the extent the discount rates decrease or the value of our pension and postretirement investments decrease, mark-to market charges to operations will be recorded in fiscal year 2024. Conversely, to the extent the discount rates increase or the value of our pension and postretirement investments increase more than expected, mark-to market income will be recorded in fiscal year 2024. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets, the discount rate applied and mortality assumptions, to determine service cost and interest cost, in order to arrive at expected pension income or expense for the year. We use discount rates for each individual plan based upon the expected cash flows using the applicable spot rates derived from a yield curve over the projected cash flow period.

If any of our assumptions were to change as of December 31, 2023, our pension plan expenses would also change as follows:

		Increase (Decrease) at December 31, 2023
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	$(7,154)	$(4,095)
	-0.25	7.348	4.246

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 31, 2023.
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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $412.1 million at December 31, 2023 and $476.9 million at January 1, 2023, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts is generally 30 days.
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
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 31, 2023, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $19.5 million, $34.5 million and $(33.2) million during the fiscal years 2023, 2022 and 2021, respectively.
We do not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income (loss) into interest and other expense, net within the next twelve months.

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
Although we attempt to manage our foreign currency exchange risk through certain hedging activities, when the U.S. dollar weakens against other currencies in which we transact business, sales and net income will in general be positively but not proportionately impacted. Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, sales and net income will in general be negatively but not proportionately impacted.
Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 31, 2023, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $2.9 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2023, the Value-At-Risk ranged between $0.9 million and $2.9 million, with an average of approximately $1.6 million.
Interest Rate Risk. As of December 31, 2023, we had no outstanding borrowings under our senior unsecured revolving credit facility which bears interest at a variable rate. Substantially all of our debt portfolio is comprised of fixed interest debt. As of December 31, 2023, our investments in U.S. treasury securities of $689.9 million earn fixed interest rates, however, the invested portion of our cash and cash equivalents, for which we receive interest at variable rates, was $913.2 million. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at December 31, 2023.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Revvity, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Revvity, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Discontinued Operations — Gain on Sale — Refer to Notes 4 and 20 to the financial statements
Critical Audit Matter Description
On March 13, 2023, the Company completed the previously announced sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Company received cash proceeds of $2.13 billion and is entitled to two elements of additional consideration that become payable upon the resolution of certain events. First, the Company is entitled to proceeds of $75.0 million as consideration for the Company’s ceasing use of the PerkinElmer brand and related trademarks and transferring them to the purchaser (“Brand Sale”). This consideration is expected to be received in installments through the first half of 2025. The Company is also entitled to proceeds of up to $150.0 million that is contingent on the proceeds that the purchaser and its affiliates receive on a subsequent sale or other capital event related to the Business (“Contingent Gain”).
In order to determine the gain on disposal related to the Business, the Company was required to make significant judgments related to the accounting treatment of the Brand Sale and the Contingent Gain, which included assessing the appropriateness of including the future payments related to the Brand Sale and Contingent Gain in the proceeds at closing and measuring the fair value of the Contingent Gain. As a result, auditing the recognition of the Brand Sale and the recognition and measurement of the Contingent Gain required a high degree of auditor judgment and increased effort, including the involvement of specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting treatment for the recognition of the Brand Sale and the recognition and measurement of the Contingent Gain included the following, among others:
a.We tested the effectiveness of management’s controls over the accounting conclusions reached and the recognition and measurement of the Brand Sale and Contingent Gain.
b.We obtained and read the purchase and sale agreement and other documents related to the sale of the Business in evaluating the reasonableness of the Company’s recognition of the Brand Sale and the Contingent Gain.
c.With the assistance of professionals in our firm having expertise in divestiture accounting, we read and evaluated the Company’s accounting treatment for the inclusion of the Brand Sale and Contingent Gain in the proceeds from the sale of the Business at the closing date.
d.With the assistance of our fair value specialists, we confirmed the acceptability of the valuation methodology selected, and we developed an independent estimate of the fair value of the Contingent Gain and compared our estimate to the recorded amount.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2024

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands, except per share data)
Revenue
Product revenue	$2,415,893	$2,634,582	$2,735,068
Service revenue	334,678	677,240	1,092,740
Total revenue	2,750,571	3,311,822	3,827,808
Cost of product revenue	1,077,744	1,150,402	1,129,223
Cost of service revenue	133,136	171,590	264,598
Selling, general and administrative expenses	1,022,551	1,025,514	975,193
Research and development expenses	216,578	221,617	200,337
Operating income from continuing operations	300,562	742,699	1,258,457
Interest and other expense, net	117,586	90,862	54,875
Income from continuing operations before income taxes	182,976	651,837	1,203,582
Provision for income taxes	3,473	139,161	314,146
Income from continuing operations	179,503	512,676	889,436
Income from discontinued operations	513,591	56,503	53,721
Net income	$693,094	$569,179	$943,157
Basic earnings per share:
Income from continuing operations	$1.44	$4.06	$7.66
Income from discontinued operations	4.12	0.45	0.46
Net income	$5.56	$4.51	$8.12
Diluted earnings per share:
Income from continuing operations	$1.44	$4.06	$7.62
Income from discontinued operations	4.11	0.45	0.46
Net income	$5.55	$4.50	$8.08

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Net income	$693,094	$569,179	$943,157
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes:
Amount recognized in other comprehensive income	80,172	(284,854)	(130,873)
Amounts recognized in discontinued operations	90,814	—	—
Net foreign currency translation adjustments, net of income taxes	170,986	(284,854)	(130,873)
Unrecognized prior service credit (cost), net of tax	—	44	(95)
Unrealized (losses) gains on securities, net of tax	(181)	5	237
Other comprehensive income (loss)	170,805	(284,805)	(130,731)
Comprehensive income	$863,899	$284,374	$812,426

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	January 1, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$913,163	$454,358
Marketable securities	689,916	—
Accounts receivable, net	632,811	612,780
Inventories, net	428,062	405,462
Other current assets	337,139	122,254
Current assets of discontinued operations	—	1,693,704
Total current assets	3,001,091	3,288,558
Property, plant and equipment, net	509,654	482,950
Operating lease right-of-use assets, net	155,083	188,351
Intangible assets, net	3,022,321	3,377,174
Goodwill	6,533,550	6,481,768
Other assets, net	342,966	311,054
Total assets	$13,564,665	$14,129,855
Current liabilities:
Current portion of long-term debt	$721,872	$470,929
Accounts payable	204,121	272,826
Accrued expenses and other current liabilities	524,470	527,863
Current liabilities of discontinued operations	—	272,865
Total current liabilities	1,450,463	1,544,483
Long-term debt	3,177,770	3,923,347
Deferred taxes and other long-term liabilities	930,946	1,109,181
Operating lease liabilities	132,747	169,968
Total liabilities	5,691,926	6,746,979
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 123,426,000 and 126,300,000 shares at December 31, 2023 and January 1, 2023, respectively	123,426	126,300
Capital in excess of par value	2,416,793	2,753,055
Retained earnings	5,609,212	4,951,018
Accumulated other comprehensive loss	(276,692)	(447,497)
Total stockholders’ equity	7,872,739	7,382,876
Total liabilities and stockholders’ equity	$13,564,665	$14,129,855

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, January 3, 2021	112,090	$112,090	$148,101	$3,507,262	$(31,961)	$3,735,492
Net income	—	—	—	943,157	—	943,157
Other comprehensive loss	—	—	—	—	(130,731)	(130,731)
Dividends	—	—	—	(33,245)	—	(33,245)
Issuance of common stock for business combination, net of issuance costs	14,067	14,067	2,624,077	—	—	2,638,144
Exercise of employee stock options	358	358	24,762	—	—	25,120
Issuance of common stock for employee stock purchase plans	21	21	3,607	—	—	3,628
Purchases of common stock	(504)	(504)	(72,568)	—	—	(73,072)
Issuance of common stock for long-term incentive program	209	209	26,292	—	—	26,501
Stock-based compensation	—	—	6,251	—	—	6,251
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	569,179	—	569,179
Other comprehensive loss	—	—	—	—	(284,805)	(284,805)
Dividends	—	—	—	(35,335)	—	(35,335)
Exercise of employee stock options	195	195	13,919	—	—	14,114
Issuance of common stock for employee benefit plans	31	31	4,141	—	—	4,172
Purchases of common stock	(493)	(493)	(80,145)	—	—	(80,638)
Issuance of common stock for long-term incentive program	326	326	44,235	—	—	44,561
Stock-based compensation	—	—	10,383	—	—	10,383
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	693,094	—	693,094
Other comprehensive income	—	—	—	—	170,805	170,805
Dividends	—	—	—	(34,900)	—	(34,900)
Exercise of employee stock options	58	58	4,286	—	—	4,344
Issuance of common stock for employee stock purchase plans	29	29	3,103	—	—	3,132
Purchases of common stock	(3,267)	(3,267)	(389,035)	—	—	(392,302)
Issuance of common stock for long-term incentive program	306	306	34,886	—	—	35,192
Stock-based compensation	—	—	10,498	—	—	10,498
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Operating activities:
Net income	$693,094	$569,179	$943,157
Income from discontinued operations	(513,591)	(56,503)	(53,721)
Income from continuing operations	179,503	512,676	889,436
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and other costs, net	26,601	13,580	14,358
Depreciation and amortization	431,769	427,000	311,443
Stock-based compensation	41,410	51,518	29,675
Pension and other post-retirement expense (income)	23,089	(23,104)	(28,509)
Change in fair value of contingent consideration	4,168	(1,377)	3,119
Deferred taxes	(123,664)	(105,923)	(55,328)
Contingencies and non-cash tax matters	26,183	(1,488)	1,924
Amortization of deferred debt issuance costs and accretion of discounts	7,349	7,310	4,962
Gain on disposition of businesses and assets, net	—	(2,887)	(1,970)
Amortization of acquired inventory revaluation	—	45,289	35,201
Asset impairment	—	—	3,868
Change in fair value of financial securities	33,921	15,754	(10,985)
Debt extinguishment gain	(3,685)	(2,880)	—
Unrealized foreign exchange loss	24,089	—	—
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(8,997)	66,093	165,590
Inventories	(14,109)	(48,634)	32,280
Accounts payable	(76,426)	(43,804)	(7,577)
Accrued expenses and other	(291,814)	(236,623)	(57,303)
Net cash provided by operating activities of continuing operations	279,387	672,500	1,330,184
Net cash (used in) provided by operating activities of discontinued operations	(188,115)	7,310	80,566
Net cash provided by operating activities	91,272	679,810	1,410,750
Investing activities:
Capital expenditures	(81,368)	(85,632)	(86,020)
Purchases of investments	(6,300)	(47,181)	(23,130)
Purchases of marketable securities	(1,221,609)	—	—
Proceeds from maturities of marketable securities	550,000	—	—
Proceeds from notes receivables	—	8,890	—
Proceeds from disposition of businesses and assets	153	14,505	1,569
Cash paid for acquisitions, net of cash acquired	(2,086)	(7,518)	(3,982,216)
Net cash used in investing activities of continuing operations	(761,210)	(116,936)	(4,089,797)
Net cash provided by (used in) investing activities of discontinued operations	2,074,734	(15,915)	(22,961)

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Net cash provided by (used in) investing activities	1,313,524	(132,851)	(4,112,758)
Financing activities:
Payments on borrowings	—	(740,000)	(1,559,133)
Proceeds from borrowings	—	240,000	1,900,282
Payments of senior unsecured notes	(523,808)	(57,876)	(339,605)
Proceeds from sale of senior unsecured notes	—	—	3,086,095
Payments of debt financing and equity issuance costs	(15)	—	(30,983)
Net proceeds (payments) on other credit facilities	6,323	(1,292)	(13,670)
Settlement of cash flow hedges	—	(762)	(4,482)
Settlement of swaps	—	—	(14,314)
Payments for acquisition-related contingent consideration	(10,117)	(5)	(2,208)
Proceeds from issuance of common stock under stock plans	4,344	14,114	25,120
Purchases of common stock	(388,882)	(80,638)	(73,072)
Dividends paid	(34,966)	(35,344)	(32,373)
Net cash (used in) provided by financing activities of continuing operations	(947,121)	(661,803)	2,941,657
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,048)	(33,747)	(22,926)
Net increase (decrease) in cash, cash equivalents and restricted cash	443,627	(148,591)	216,723
Cash, cash equivalents and restricted cash at beginning of year	470,746	619,337	402,614
Cash, cash equivalents and restricted cash at end of year	$914,373	$470,746	$619,337

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
Cash and cash equivalents	$913,163	$454,358	$603,320
Restricted cash included in other current assets	1,210	1,040	1,018
Restricted cash included in other assets	—	349	—
Cash and cash equivalents included in current assets of discontinued operations	—	14,999	14,999
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$914,373	$470,746	$619,337

Cash paid during the year for:
Interest	$94,008	$97,934	$54,120
Income taxes	359,800	323,077	364,565

Supplemental disclosures of non-cash investing and financing activities:
Consideration receivable from sale of Business	$241,353	$—	$—
Equity issued for business combination, net of issuance costs	—	—	2,638,144

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Nature of Operations and Accounting Policies
Nature of Operations:    Revvity, Inc. (the “Company”) is a leading provider of health sciences solutions, technologies, expertise and services that deliver complete workflow from discovery to development, and diagnosis to cure. The Company has two operating segments: Life Sciences and Diagnostics. The Company’s Life Sciences segment focuses on service and innovating for customers spanning the life sciences market. The Company’s Diagnostics segment is targeted towards meeting the needs of clinically-oriented customers, especially within the growing areas of reproductive health, emerging market diagnostics and applied genomics.
Effective as of April 26, 2023, the Company changed its name from “PerkinElmer, Inc.” to “Revvity, Inc.”. Effective as of May 16, 2023, the Company changed the ticker symbol for its common stock to “RVTY” and the ticker symbol for its 1.875% Notes due 2026 to “RVTY 26”.
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In March 2023, the Company completed the previously announced sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in the Company’s consolidated financial statements.
The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a
52/53-week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 31, 2023 (“fiscal year 2023”), January 1, 2023 (“fiscal year 2022”) and January 2, 2022 (“fiscal year 2021”) included 52 weeks. The fiscal year ending December 29, 2024 (“fiscal year 2024”) will include 52 weeks.
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
The Company is subject to the Global Intangible Low Taxed Income (“GILTI”) tax in the U.S. The Company elected to treat taxes on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.
The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.
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
Pension and Other Postretirement Benefits: The Company sponsors both funded and unfunded U.S. and non-U.S. defined benefit pension plans and other postretirement benefits. The Company recognizes actuarial gains and losses in operating results in the year in which the gains and losses occur. Actuarial gains and losses are measured annually as of the calendar month-end that is closest to the Company’s fiscal year end and accordingly will be recorded in the fourth quarter, unless the Company is required to perform an interim remeasurement. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis. The Company’s funding policy provides that payments to the U.S. pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.
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
Business Combinations: Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses. Measurement period adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.
Goodwill and Other Intangible Assets:  The Company’s intangible assets consist of (i) goodwill, which is not being amortized; and (ii) amortizing intangibles, which consist of patents, trade names and trademarks, licenses, customer relationships and purchased technologies, which are being amortized over their estimated useful lives.
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
Stock-Based Compensation: The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model or the quoted price of the Company’s stock on the grant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date. The fair value is recognized as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of subjective assumptions, including the expected term and the expected price volatility of the underlying stock. The Company estimates the expected term assumption based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock.
 Marketable Securities and Investments:  Investments in debt securities that are classified as available for sale are recorded at fair value with unrealized gains and losses included in AOCI until realized. Investments in debt securities that are classified as held-to-maturity are recorded at amortized cost. Investments in equity securities are recorded at fair values with unrealized holding gains and losses included in earnings. Investments in equity securities without a readily determinable fair values are carried at cost minus impairment, if any. When an observable price change in orderly transactions for the identical or a similar investment of the same issuer has occurred, the Company elects to carry those equity investments at fair value as of the date that the observable transaction occurred.
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
Restructuring and Other Costs: Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Prior to recording restructuring charges for employee separation agreements, the Company notifies all employees of termination. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period. The Company recorded restructuring charges, included in selling, general and administrative expenses in the consolidated statements of operations, of $26.6 million, $13.6 million and $14.4 million primarily associated with workforce reductions during fiscal years 2023, 2022 and 2021, respectively. The Company expects severance payments will be substantially completed during fiscal year 2024.
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
For a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently amortized into net earnings when the hedged exposure affects net earnings. Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. Once established, cash flow hedges are generally recorded in other comprehensive income, unless an anticipated transaction is no longer likely to occur, and subsequently amortized into net earnings when the hedged exposure affects net earnings. Discontinued or dedesignated cash flow hedges are immediately settled with counterparties, and the related accumulated derivative gains or losses are recognized into net earnings on the consolidated financial statements. Settled cash flow hedges related to forecasted transactions that remain probable are recorded as a component of other comprehensive income (loss) and are subsequently amortized into net earnings when the hedged exposure affects net earnings. Forward contract effectiveness for cash flow hedges is calculated by comparing the fair value of the contract to the change in value of the anticipated transaction using forward rates on a monthly basis. The Company also has entered into other foreign currency forward contracts that are not designated as hedging instruments for accounting purposes. These contracts are recorded at fair value, with the changes in fair value recognized into interest and other expense, net on the consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Leases: Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company's consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized based on the present value of the remaining lease payments over the lease term. When the Company’s lease did not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of lease payments. The Company used the implicit rate when readily determinable. The operating lease ROU asset excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
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
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The guidance is required to be applied on a prospective basis; retrospective application is permitted. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Although the guidance only requires additional disclosures, the Company is in the process of determining the impact of this guidance to its income tax disclosures.
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends Accounting Standards Codification 280, Segment Reporting (“ASC 280”) to require public entities to disclose significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of a reportable segment’s profit or loss, on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 permits entities to report multiple measures of a reportable segment’s profit or loss if the CODM uses those measures to allocate resources and assess performance. The guidance is required to be applied retrospectively to all periods presented in the financial statements, unless impracticable. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. Although the guidance only requires additional disclosures, the Company is in the process of determining the impact of this guidance to its segment disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2:        Revenue
For arrangements with multiple performance obligations, the Company accounts for individual products and services separately if they are distinct - i.e., if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated to each performance obligation in an arrangement based on relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the products, extended warranties, and services. For items that are not sold separately, the Company estimates stand-alone selling prices by reference to the amount charged for similar items on a stand-alone basis.
The Company sells products and services predominantly through its direct sales force, and the use of distributors is generally limited to geographic regions where the Company has no direct sales force. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty).
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
Nature of goods and services
The Life Sciences segment principally generates revenue from sales of instruments, reagents, software, subscriptions, detection and imaging technologies, extended warranties, training and services in the life sciences market. The Diagnostics segment principally generates revenue from sales of instruments, solutions, consumables, reagents, and services in the diagnostics market. The typical length of a contract for service is 12 to 36 months.
The revenue generated from the sale of instruments (inclusive of consumables), reagents, and certain software is recognized at a point in time. The Company recognizes revenue in these arrangements at the point in time when control of the products has been transferred to customers, which is typically at delivery. Certain of the Company's products require specialized installation and configuration at the customer's site. Revenue for these products is deferred until installation is complete and customer acceptance has been received. When the Company places the instrument at the customer's site and sells the reagents to a customer, the instrument and reagents are accounted for together as one performance obligation. The Company does not charge a fee for the use of the instrument and retains ownership of the placed instrument. The Company recognizes revenue upon delivery of reagents, which is the point in time where the Company has performed its obligation to provide a screening solution to the customer. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days.
The revenue generated from the sale of licenses for software as a service, cloud services, subscriptions, and laboratory services and training is recognized over time. Term licenses, subscriptions and cloud services, are generally recognized ratably over the contract period. The Company sells its software subscriptions and cloud services with maintenance services and, in some cases, with consulting services. The Company recognizes revenue for the software commencing when the service is made available to the customer. For maintenance and consulting services, revenue is recognized over the period in which the services are provided. Revenue for laboratory services is recognized over the contract period or when the service is billable, based on time and materials.
Product revenue is recognized at a point in time and service revenue is generally recognized over time.
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical market and major good and service lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reportable Segments
	For the fiscal year ended
	December 31, 2023			January 1, 2023			January 2, 2022
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$671,738	$543,875	$1,215,613	$683,170	$979,473	$1,662,643	$444,459	$1,362,213	$1,806,672
Europe	308,567	438,457	747,024	297,468	534,343	831,811	234,334	982,476	1,216,810
Asia	312,035	475,899	787,934	312,271	505,097	817,368	217,076	587,250	804,326
	$1,292,340	$1,458,231	$2,750,571	$1,292,909	$2,018,913	$3,311,822	$895,869	$2,931,939	$3,827,808

Major goods/service lines
Life Sciences reagents	$732,789	$—	$732,789	$691,344	$—	$691,344	$399,518	$—	$399,518
Life Sciences instruments	381,262	—	381,262	405,554	—	405,554	329,584	—	329,584
Life Sciences software	178,289	—	178,289	196,011	—	196,011	166,767	—	166,767
Reproductive health	—	501,302	501,302	—	516,574	516,574	—	514,863	514,863
Applied genomics	—	228,443	228,443	—	393,602	393,602	—	619,357	619,357
Immunodiagnostics	—	728,486	728,486	—	1,108,737	1,108,737	—	1,797,719	1,797,719
	$1,292,340	$1,458,231	$2,750,571	$1,292,909	$2,018,913	$3,311,822	$895,869	$2,931,939	$3,827,808

Major Customer Concentration
No single customer comprises more than 10% of net revenues during the fiscal year 2023. Revenues from one customer in the Company’s Diagnostics segment represent approximately $330.7 million and $638.6 million of the Company’s total revenue during the fiscal years 2022 and 2021, respectively.
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
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related services for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in “Accounts payable” or “Accrued expenses and other current liabilities” or as long-term in “Long-term liabilities” in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three month period. The performance obligations that are unsatisfied (or partially unsatisfied) at the end of the period are not material to the Company.
Contract balances were as follows:

	December 31, 2023	January 1, 2023
	(In thousands)
Contract assets	$52,648	$56,631
Contract liabilities	(22,504)	(30,133)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3:        Business Combinations
Acquisitions in fiscal year 2022
During fiscal year 2022, the Company completed the acquisition of two businesses for aggregate consideration of $13.3 million. Identifiable definite-lived intangible assets, such as core technology, acquired as part of these acquisitions had a weighted average amortization period of 5 years.
Acquisitions in fiscal year 2021
Acquisition of BioLegend, Inc. In fiscal year 2021, the Company completed the acquisition of BioLegend, Inc. (“BioLegend”) and paid an aggregate consideration of $5.7 billion, net of cash acquired of $292.4 million, reflecting working capital and other adjustments (the “Aggregate Consideration”). The Aggregate Consideration was paid in a combination of $3.3 billion in cash and shares of the Company’s common stock having a fair value of approximately $2.6 billion based on the $187.56 per share closing price of the Company's common stock on the New York Stock Exchange on September 17, 2021 (the “Stock Consideration”). The Stock Consideration consisted of 14,066,799 shares of the Company’s common stock. BioLegend is recognized as a leading, global provider of life science antibodies and reagents headquartered in San Diego, California, with approximately 700 employees. The operations for this acquisition is reported within the results of the Company’s Life Sciences segment from the acquisition date. The excess of the purchase price over the fair value of the acquired net assets represents cost and revenue synergies specific to the Company, as well as non-capitalizable intangible assets, such as the employee workforce acquired, and is not tax deductible. Identifiable definite-lived intangible assets, such as core technology, trade names, customer relationships and clone library, acquired as part of this acquisition had a weighted-average amortization period of 16.3 years.
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

January 2, 2022
(In thousands, except per share data)
Pro Forma Statement of Operations Information:
Revenue	$4,056,122
Income from continuing operations	947,387
Basic earnings per share:
Income from continuing operations	$7.27
Diluted earnings per share:
Income from continuing operations	$7.25
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company does not consider the acquisitions completed during fiscal years 2022 and 2021, with the exception of the BioLegend acquisition, to be material to its consolidated results of operations; therefore, the Company is only presenting pro forma financial information of operations for the BioLegend acquisition. The aggregate revenue and results of operations for acquisitions completed during fiscal years 2022 and 2021 for the fiscal year period from their respective acquisition dates were not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities primarily result from changes in the estimated probabilities of achieving revenue thresholds or product development milestones during the earnout period.
As of December 31, 2023, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $98.0 million. As of December 31, 2023, the Company has recorded contingent consideration obligations of $40.0 million, of which $11.0 million was recorded in accrued expenses and other current liabilities, and $29.0 million was recorded in long-term liabilities. The expected maximum earnout period for acquisitions with open contingency periods is 7.9 years from December 31, 2023, and the remaining weighted average expected earnout period at December 31, 2023 was 5.0 years.
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
Total acquisition and divestiture-related costs, included in selling, general and administrative expense in the Company’s consolidated statements of operations, were $69.2 million, $39.8 million and $62.8 million for fiscal years 2023, 2022 and 2021. These amounts included $34.3 million of rebranding expenses in fiscal year 2023 and $20.0 million, $26.5 million and $6.9 million of stock compensation expense related to awards given to BioLegend employees in fiscal years 2023, 2022 and 2021, respectively. Total acquisition and divestiture-related costs, included in interest and other expense, net in the Company’s consolidated statements of operations, were $19.9 million and $18.0 million for fiscal years 2023 and 2021. These amounts included $24.1 million of net foreign exchange loss and $4.2 million interest income related to the sale of the Business in fiscal year 2023, and $5.4 million of net foreign exchange gain and $23.4 million of costs of bridge financing and debt pre-issuance hedges related to the BioLegend acquisition in fiscal year 2021. These acquisition and divestiture-related costs were expensed as incurred.

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
On March 13, 2023, the Company completed the previously announced sale of the Business (the “Closing”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. The Company received approximately $2.13 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. The Company is entitled to an additional $75.0 million in proceeds as consideration for the Company’s ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser. This consideration is expected to be received in installments through the first half of 2025. The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. The Company also recorded a receivable, included in Other current assets in the consolidated balance sheets, of approximately $160.2 million as of December 31, 2023 for post-closing adjustments that is expected to be received during fiscal year 2024. The final amount of the receivable related to the post-closing adjustments is subject to change.
The Company has measured the gain on sale and related income tax provision, however, additional adjustments may arise that may impact the final measurement of the gain. The elements of the gain calculation that may result in adjustments include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the measurement of the proceeds, including the settlement of the post-closing adjustments, as well as the related tax effects of such adjustments and the filing of tax returns for the period that includes the sale.
In connection and concurrent with the Closing, the Company has also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months from the Closing and a Contract Manufacturing Agreement (“CMA”) for two locations which expired in June 2023. The costs and amounts of reimbursements related to the CMA were not significant. The costs and amounts of reimbursements related to the TSA and other commercial transactions between the parties were not significant in fiscal year 2023 and the amounts in future periods are not expected to be significant.
The Business had been reported in the Company’s Discovery & Analytical Solutions segment, which is now referred to as the Life Sciences segment. The sale of the Business represents a strategic shift that will have a major effect on the Company's operations and financial statements. Accordingly, the Business is reported for all periods as discontinued operations in the Company’s consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as income from discontinued operations in the Company’s consolidated statements of operations:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Revenue	$176,324	$1,298,376	$1,239,361
Cost of revenue	125,219	859,330	822,048
Selling, general and administrative expenses	78,613	306,032	268,760
Research and development expenses	10,434	64,605	74,632
Operating (loss) income	(37,942)	68,409	73,921
Other income:
Gain on sale	811,472	—	—
Other (expense) income, net	(49)	5,195	2,383
Total other income	811,423	5,195	2,383
Income from discontinued operations before income taxes	773,481	73,604	76,304
Provision for income tax	259,890	17,101	22,583
Income from discontinued operations	$513,591	$56,503	$53,721
The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheet at January 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2023
(In thousands)
Cash and cash equivalents	$14,999
Accounts receivable	343,064
Inventories	210,367
Other current assets	32,063
Total current assets	600,493
Property, plant and equipment, net	60,983
Operating lease right-of-use assets	41,487
Intangible assets, net	202,850
Goodwill	772,812
Other assets, net	15,079
Total long-term assets	1,093,211
Total assets of discontinued operations	$1,693,704

Accounts payable	29,912
Accrued expenses and other current liabilities	161,260
Total current liabilities	191,172
Deferred taxes and long-term liabilities	46,046
Operating lease liabilities	35,647
Total long-term liabilities	81,693
Total liabilities of discontinued operations	$272,865
The following operating and investing items from discontinued operations were as follows for the fiscal years ended:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Depreciation	$—	$8,011	$12,897
Amortization	—	16,984	33,664
Capital expenditures	1,292	10,670	13,868

Note 5:        Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Interest income	$(72,131)	$(3,589)	$(2,241)
Interest expense including costs of bridge financing	98,813	103,955	102,128
Change in fair value of financial securities	33,921	15,754	(10,985)
Other components of net periodic pension cost (credit)	19,006	(33,158)	(37,385)
Foreign exchange losses and other expense, net	37,977	7,900	3,358
Total interest and other expense, net	$117,586	$90,862	$54,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6:        Income Taxes
The components of income from continuing operations before income taxes were as follows for the fiscal years ended:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
U.S.	$51,314	$326,438	$547,705
Non-U.S.	131,662	325,399	655,877
Total	$182,976	$651,837	$1,203,582
The components of the provision for income taxes on continuing operations were as follows:

	Current Expense	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 31, 2023
Federal	$39,800	$(60,845)	$(21,045)
State	9,183	(19,619)	(10,436)
Non-U.S.	78,154	(43,200)	34,954
Total	$127,137	$(123,664)	$3,473
Fiscal year ended January 1, 2023
Federal	$115,436	$(45,246)	$70,190
State	27,757	(16,139)	11,618
Non-U.S.	101,891	(44,538)	57,353
Total	$245,084	$(105,923)	$139,161
Fiscal year ended January 2, 2022
Federal	$154,905	$(37,858)	$117,047
State	53,961	3,602	57,563
Non-U.S.	160,608	(21,072)	139,536
Total	$369,474	$(55,328)	$314,146
The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Continuing operations	$3,473	$139,161	$314,146
Discontinued operations	259,890	17,101	22,583
Total	$263,363	$156,262	$336,729
 A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Tax at statutory rate	$38,346	$136,886	$252,752
Non-U.S. rate differential, net	(18,479)	(5,221)	(33,847)
U.S. taxation of multinational operations	(4,594)	22,102	7,964
State income taxes, net	(265)	7,820	36,832
Impact of rate changes	(12,795)	—	14,031
Prior year tax matters	3,971	(10,160)	1,850
Effect of stock compensation	2,225	845	(2,187)
General business tax credits	(4,718)	(7,132)	(2,715)
Transfer pricing matters	(6,725)	—	—
Change in valuation allowance	6,772	4,964	(179)
Effect of foreign repatriations	(4,737)	(4,940)	37,147
Other, net	4,472	(6,003)	2,498
Total	$3,473	$139,161	$314,146
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
The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Unrecognized tax benefits, beginning of year	$57,948	$61,658	$38,773
Gross increases—tax positions in prior periods	64,697	1,489	2,877
Gross decreases—tax positions in prior periods	—	(2,519)	—
Gross increases—current-period tax positions	14,969	7,187	149
Gross increases related to acquisitions	—	—	22,697
Settlements	—	—	(2,252)
Lapse of statute of limitations	(10,830)	(8,625)	(563)
Foreign currency translation adjustments	2,272	(1,242)	(23)
Unrecognized tax benefits, end of year	$129,056	$57,948	$61,658
The Company classifies interest and penalties as a component of income tax expense. At December 31, 2023 and January 1, 2023, the Company had accrued interest and penalties of $6.3 million and $7.2 million, respectively. During fiscal years 2023, 2022 and 2021, the Company recognized a net (benefit) expense of $(1.1) million, $(0.5) million and $1.8 million, respectively, for interest and penalties in its total tax provision. At December 31, 2023, substantially all of the unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company believes that it is reasonably possible that approximately $71.6 million of its uncertain tax positions at December 31, 2023, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Luxembourg, The Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities were as follows:

	December 31, 2023	January 1, 2023
	(In thousands)
Deferred tax assets:
Inventory	$12,934	$17,920
Reserves and accruals	63,711	70,912
Accrued compensation	18,339	23,868
Net operating loss and credit carryforwards	133,919	117,953
Accrued pension	11,089	11,653
Restructuring reserve	1,588	1,640
Deferred revenue	17,539	22,644
Capitalized research and development expenses	47,188	44,922
Operating lease liabilities	29,319	43,547
Unrealized foreign exchange loss	12,502	11,158
All other, net	1,610	841
Total deferred tax assets	349,738	367,058
Deferred tax liabilities:
Postretirement health benefits	(4,452)	(4,379)
Depreciation and amortization	(784,925)	(916,581)
Operating lease right-of-use assets	(26,301)	(39,281)
Prepaid expenses	(349)	(3,515)
Deferred tax liability on foreign earnings	(17,587)	(15,782)
Total deferred tax liabilities	(833,614)	(979,538)
Valuation allowance	(84,626)	(96,681)
Net deferred tax liabilities	$(568,502)	$(709,161)

The components of net deferred tax liabilities were recognized in the consolidated balance sheets as follows:

	December 31, 2023	January 1, 2023
	(In thousands)
Other assets, net	$8,158	$18,527
Deferred taxes and other long-term liabilities	(576,660)	(727,688)
Total	$(568,502)	$(709,161)

At December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $109.8 million, state net operating loss carryforwards of $8.9 million, foreign net operating loss carryforwards of $439.8 million, state tax credit carryforwards of $13.8 million and general business tax credit carryforwards of $0.1 million. Certain net operating loss carryforwards and state credit carryforwards do not expire, while other losses begin to expire in 2024.
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
The Company is no longer permanently reinvested in the undistributed earnings of its international subsidiaries that have been previously taxed at the U.S. federal level and/or would be subject to a dividend received deduction if repatriated. The Company recorded the applicable taxes that will be due when such earnings are repatriated. For the remaining other undistributed foreign earnings and outside basis differences, the Company continues to be indefinitely reinvested and have not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provided any taxes for these amounts, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.

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

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Number of common shares—basic	124,704	126,155	116,165
Effect of dilutive securities:
Stock options	108	249	391
Restricted stock awards	—	22	118
Number of common shares—diluted	124,812	126,426	116,674
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,089	611	487
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive securities also include restricted stock awards with average unrecognized compensation cost in excess of the average fair market value of the common stock for the related period. Antidilutive options and restricted stock awards were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8:     Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	December 31, 2023	January 1, 2023
	(In thousands)
Accounts receivable, net	$632,811	$612,780
Long-term accounts receivable, net, included in Other assets, net	29,593	34,040
Total accounts receivable, net	$662,404	$646,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for credit losses consisted of the following:

	Balance at Beginning of Year	Provisions	Charges/ Write-offs	Other(1)	Balance at End of Year
	(In thousands)
Year ended January 2, 2022	$33,497	$6,854	$(2,198)	$101	$38,254
Year ended January 1, 2023	38,254	9,857	(9,672)	(896)	37,543
Year ended December 31, 2023	37,543	9,067	(3,559)	329	43,380
(1) Other amounts primarily relate to the impact of acquisitions, discontinued operations and foreign exchange movements.

Note 9:    Inventories, Net
Inventories, net consisted of the following:

	December 31, 2023	January 1, 2023
	(In thousands)
Raw materials	$197,268	$190,640
Work in progress	69,176	68,206
Finished goods	161,618	146,616
Total inventories, net	$428,062	$405,462

Note 10:    Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31, 2023	January 1, 2023
	(In thousands)
At cost:
Land	$29,635	$28,340
Building and leasehold improvements	358,380	346,164
Machinery and equipment	595,124	482,639
Total property, plant and equipment	983,139	857,143
Accumulated depreciation	(473,485)	(374,193)
Total property, plant and equipment, net	$509,654	$482,950
Depreciation expense on property, plant and equipment for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022 was $66.7 million, $56.4 million and $54.9 million, respectively.

Note 11:    Marketable Securities and Investments
 Investments consisted of the following:

	December 31, 2023	January 1, 2023
	(In thousands)
Marketable securities - held to maturity (current)	$689,916	$—
Marketable securities - available for sale	13,913	11,083
Equity investments	57,206	54,503
Notes receivables and other investments	12,280	42,500
	$773,315	$108,086
Marketable securities - held to maturity. The Company’s investments in U.S. treasury securities are classified as held-to-maturity and measured at amortized cost. All the outstanding investments in U.S. treasury securities had a contractual maturity of less than one year as of December 31, 2023 and have been classified as current in the consolidated balance sheet to match the maturities of the long-term debt expected to be retired concurrently with the maturity of the marketable securities.
Marketable securities - available for sale. Marketable securities, which are included in Other assets, net, are accounted for as available for sale and include equity and fixed-income securities. The net unrealized holding gain and loss on marketable securities, net of deferred income taxes, reported as a component of other comprehensive income (loss) in the consolidated statements of stockholders’ equity, was not material. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.
Equity Investments. The Company has equity interests in privately-held entities over which the Company neither has significant influence nor control. Equity investments, which are included in Other assets, net, as of December 31, 2023 and January 1, 2023 consisted of the following:

	December 31, 2023	January 1, 2023
	(In thousands)
Equity investments, carried at cost minus impairment, if any	$47,260	$50,654
Equity investments, carried at fair value	9,946	3,849
	$57,206	$54,503
The amount of upward adjustments during the periods presented were not material. The cumulative amount of upward adjustments as of December 31, 2023 and January 1, 2023 was $31.3 million and $30.7 million, respectively. The cumulative amount of impairments and downward adjustments as of each of December 31, 2023 and January 1, 2023 was $5.0 million.
Notes receivables and other investments. Notes receivables and other investments, which are included in Other assets, net, are carried at cost less allowance for credit losses. The amortized cost of these investments are not materially different than the fair value. Notes receivables and other investments with a notional amount of $19.8 million are due within one to five years. Notes receivables and other investments with a notional amount of $25.0 million and a carrying value of $12.3 million are convertible into equity securities or are due and payable upon an event of default (as defined in the applicable agreement). The credit losses, included in Interest and other expense, net, in the consolidated statements of operations, during fiscal year 2023 were $34.5 million.

Note 12:    Goodwill and Intangible Assets, Net
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units as of January 2, 2023, its annual impairment testing date for fiscal year 2023. The Company concluded based on the first step of the process that there was no goodwill impairment.
The changes in the carrying amount of goodwill for fiscal years 2023 and 2022 are as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at January 2, 2022	$4,656,769	$1,970,350	$6,627,119
Foreign currency translation	(98,268)	(41,617)	(139,885)
Acquisitions, earnouts and measurement period adjustments	(6,926)	1,460	(5,466)
Balance at January 1, 2023	4,551,575	1,930,193	6,481,768
Foreign currency translation	36,363	15,419	51,782
Balance at December 31, 2023	$4,587,938	$1,945,612	$6,533,550

Identifiable intangible asset balances at December 31, 2023 and January 1, 2023 were as follows:

	December 31, 2023	January 1, 2023
	(In thousands)
Patents	$27,811	$28,020
Less: Accumulated amortization	(26,072)	(26,055)
Net patents	1,739	1,965
Trade names and trademarks	145,542	149,453
Less: Accumulated amortization	(73,781)	(63,590)
Net trade names and trademarks	71,761	85,863
Licenses	27,018	62,614
Less: Accumulated amortization	(16,551)	(54,254)
Net licenses	10,467	8,360
Core technology	1,582,458	1,556,740
Less: Accumulated amortization	(607,814)	(449,689)
Net core technology	974,644	1,107,051
Customer relationships	2,842,531	2,943,761
Less: Accumulated amortization	(878,821)	(775,104)
Net customer relationships	1,963,710	2,168,657
In-process research and development	—	5,278
Net amortizable intangible assets	$3,022,321	$3,377,174
Total amortization expense related to amortizable intangible assets was $365.1 million in fiscal year 2023, $370.6 million in fiscal year 2022 and $256.6 million in fiscal year 2021. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $362.6 million in fiscal year 2024, $335.0 million in fiscal year 2025, $328.8 million in fiscal year 2026, $301.6 million in fiscal year 2027, and $275.9 million in fiscal year 2028.

Note 13:    Debt
 The Company’s debt consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2023
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(1,966)	$(1,966)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	553,450	(1,438)	(1,279)	550,733
1.900% Senior Unsecured Notes due in 2028 (“2028 Notes”)	500,000	(250)	(3,024)	496,726
3.3% Senior Unsecured Notes due in 2029 (“2029 Notes”)	850,000	(1,727)	(4,781)	843,492
2.55% Senior Unsecured Notes due in March 2031 (“March 2031 Notes”)	400,000	(101)	(2,638)	397,261
2.250% Senior Unsecured Notes due in September 2031 (“September 2031 Notes”)	500,000	(1,210)	(3,568)	495,222
3.625% Senior Unsecured Notes due in 2051 (“2051 Notes”)	400,000	(4)	(4,158)	395,838
Other Debt Facilities, non-current	464	—	—	464
Total Long-Term Debt	3,203,914	(4,730)	(21,414)	3,177,770
Current Portion of Long-term Debt:
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	711,479	(118)	(1,301)	710,060
Other Debt Facilities, current	11,812	—	—	11,812
Total Current Portion of Long-Term Debt	723,291	(118)	(1,301)	721,872
Total Debt	$3,927,205	$(4,848)	$(22,715)	$3,899,642

	January 1, 2023
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,641)	$(2,641)
2024 Notes	771,659	(283)	(3,136)	768,240
2026 Notes	533,950	(1,902)	(1,779)	530,269
2028 Notes	500,000	(301)	(3,631)	496,068
2029 Notes	850,000	(2,000)	(5,537)	842,463
March 2031 Notes	400,000	(114)	(2,978)	396,908
September 2031 Notes	500,000	(1,353)	(3,991)	494,656
2051 Notes	400,000	(4)	(4,260)	395,736
Other Debt Facilities, non-current	1,648	—	—	1,648
Total Long-Term Debt	3,957,257	(5,957)	(27,953)	3,923,347
Current Portion of Long-term Debt:
0.550% Senior Unsecured Notes due in September 2023 (“2023 Notes”)	467,138	(63)	(867)	466,208
Other Debt Facilities, current	4,721	—	—	4,721
Total Current Portion of Long-Term Debt	471,859	(63)	(867)	470,929
Total Debt	$4,429,116	$(6,020)	$(28,820)	$4,394,276

Senior Unsecured Revolving Credit Facility. On August 24, 2021, the Company entered into a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through August 24, 2026. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2023, undrawn letters of credit in the aggregate amount of $7.1 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of December 31, 2023, the Company had $1.49 billion available for additional borrowing under the facility. Borrowings will bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company’s option at either (a) the base rate (as defined in the credit agreement), or (b) the eurocurrency rate (a publicly published rate), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) the Eurocurrency Rate plus 1.00%. The credit agreement for the new facility contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capital ratio that remains applicable for so long as the Company’s debt is rated as investment grade. In the event that the Company’s debt is not rated as investment grade, a debt-to-capital ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.
During the fiscal year 2023, the Company paid in full $467.1 million of outstanding 2023 Notes. During fiscal year 2023, the Company repurchased $60.2 million in aggregate principal amount of the 2024 Notes in open market transactions. At December 31, 2023, the Company had outstanding U.S. treasury securities with a carrying amount of $689.9 million whose proceeds upon maturity are intended to be utilized to repay the outstanding 2024 Notes due in September 2024 (see Note 11).
The following table summarizes the maturities of the Company’s indebtedness as of December 31, 2023:

(In thousands)
2024	$723,291
2025	206
2026	553,570
2027	92
2028	500,046
2029 and thereafter	2,150,000
Total debt payments	3,927,205
Less unamortized discount and debt issuance costs	(27,563)
Total	$3,899,642

Note 14:    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	January 1, 2023
	(In thousands)
Payroll and incentives	$50,526	$52,331
Employee benefits	43,279	51,983
Deferred revenue	135,555	135,531
Federal, non-U.S. and state income taxes	88,159	45,625
Operating lease liabilities	32,906	31,217
Other accrued operating expenses	174,045	211,176
Total accrued expenses and other current liabilities	$524,470	$527,863

Note 15:    Employee Benefit Plans
 Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $15.0 million in fiscal year 2023, $20.0 million in fiscal year 2022, and $16.5 million in fiscal year 2021.

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
 Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Service and administrative costs	$5,736	$6,331	$5,174
Interest cost	19,585	10,751	9,440
Expected return on plan assets	(14,600)	(22,056)	(24,417)
Actuarial losses (gains)	9,341	(23,706)	(19,514)
Net periodic pension cost (credit)	$20,062	$(28,680)	$(29,317)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 31, 2023 and January 1, 2023.

	December 31, 2023		January 1, 2023
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$227,174	$208,505	$207,503	$231,492
Change in benefit obligations:
Projected benefit obligations at beginning of year	$207,955	$231,492	$339,390	$299,826
Service and administrative costs	4,011	1,725	4,956	1,375
Interest cost	8,843	10,742	3,671	7,080
Benefits paid and plan expenses	(15,061)	(39,895)	(14,978)	(19,870)
Benefit obligation classified in discontinued operations	—	—	(8,261)	—
Actuarial losses (gains)	12,871	4,441	(88,724)	(56,919)
Effect of exchange rate changes	8,960	—	(28,099)	—
Projected benefit obligations at end of year	$227,579	$208,505	$207,955	$231,492
Change in plan assets:
Fair value of plan assets at beginning of year	$106,741	$216,748	$181,189	$290,116
Actual return on plan assets	7,094	15,478	(46,383)	(53,498)
Benefits paid and plan expenses	(15,061)	(39,895)	(14,978)	(19,870)
Employer’s contributions	7,606	10,000	6,572	—
Effect of exchange rate changes	5,925	—	(19,659)	—
Fair value of plan assets at end of year	$112,305	$202,331	$106,741	$216,748
Net liabilities recognized in the consolidated balance sheets	$(115,274)	$(6,174)	$(101,214)	$(14,744)

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$19,540	$—	$19,521	$—
Current liabilities	(6,899)	—	(6,568)	—
Long-term liabilities	(127,915)	(6,174)	(114,167)	(14,744)
Net liabilities recognized in the consolidated balance sheets	$(115,274)	$(6,174)	$(101,214)	$(14,744)

Actuarial assumptions as of the year-end measurement date:
Discount rate	3.69%	4.54%	4.12%	4.84%
Rate of compensation increase	3.19%	None	3.16%	None
Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	December 31, 2023		January 1, 2023		January 2, 2022
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	4.12%	4.84%	1.41%	2.44%	0.92%	2.21%
Rate of compensation increase	3.16%	None	2.78%	None	2.78%	None
Expected rate of return on assets	3.92%	4.80%	1.11%	7.25%	2.10%	7.25%

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
The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	December 31, 2023	January 1, 2023
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$134,814	$120,736
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$134,409	$120,283
Fair value of plan assets	—	—
 Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 31, 2023 and January 1, 2023, and target asset allocations for fiscal year 2024 are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 29, 2024		December 31, 2023		January 1, 2023
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	0-5%	0-10%	—%	6%	—%	44%
Debt securities	0-5%	90-100%	—%	94%	—%	56%
Other	95-100%	0-10%	100%	—%	100%	—%
Total	100%	100%	100%	100%	100%	100%
The Company maintains target allocation percentages among various asset classes based on investment policies established for the pension plans which are designed to maximize the total rate of return (income and appreciation) after inflation within the limits of prudent risk taking, while providing for adequate near-term liquidity for benefit payments.
The target allocations for plan assets are listed in the above table. Equity securities primarily include investments in mutual funds with holdings in large-cap and mid-cap companies located in the United States and abroad. Debt securities include corporate bonds of companies from diversified industries, high-yield bonds, and U.S. government securities. Other types of investments include investments in non-U.S. government index linked bonds, multi-strategy hedge funds, venture capital funds and foreign liability driven investments that follow several different strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of the Company’s pension plan assets as of December 31, 2023 and January 1, 2023 by asset category, classified in the three levels of inputs described in Note 20 to the consolidated financial statements are as follows:

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$14,223	$14,223	$—	$—
Equity securities:
U.S. large-cap	7,011	7,011	—	—
International large-cap value	2,350	2,350	—	—
Emerging markets growth	1,068	1,068	—	—
Fixed income securities:
Corporate and U.S. debt instruments	189,318	65,228	124,090	—
Other types of investments:
Foreign liability driven instrument	100,666	—	—	100,666
Total assets measured at fair value	$314,636	$89,880	$124,090	$100,666

		Fair Value Measurements at January 1, 2023 Using:
	Total Carrying Value at January 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$14,483	$14,483	$—	$—
Equity Securities:
U.S. large-cap	61,680	61,680	—	—
International large-cap value	20,148	20,148	—	—
Emerging markets growth	9,902	9,902	—	—
Fixed income securities:
Corporate and U.S. debt instruments	105,126	36,346	68,780	—
Corporate bonds	17,088	—	17,088	—
Other types of investments:
Foreign liability driven instrument	95,062	—	—	95,062
Total assets measured at fair value	$323,489	$142,559	$85,868	$95,062

Valuation Techniques:    Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 31, 2023 compared to January 1, 2023. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

Equity Securities: Mutual funds held by the Master Trust are open‑ended mutual funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value and to transact at that price. The mutual funds held by the Master Trust are deemed to be actively traded. These are categorized as Level 1 assets.

Fixed Income Securities: Fixed income U.S. government bonds are valued at quoted market prices and are categorized as Level 1 assets.
Fixed income corporate bond exchange traded funds or individual fixed income corporate bonds are categorized as Level 2 assets except where sufficient quoted prices exist in active markets, in which case such securities are categorized as Level 1 assets. These securities are valued using third-party pricing services. These services may use, for example, model-based pricing methods that utilize observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Types of Investments:   In September 2021, the Company’s UK pension scheme executed a buy-in contract with Phoenix Life LTD (“Phoenix”), under which the Company made an upfront payment to Phoenix in exchange for Phoenix agreeing to make the benefit payments under the Company’s UK pension scheme due to specified participants and their beneficiaries, thus transferring most of the investment and longevity risk associated with the covered participants and beneficiaries from the Company to Phoenix. This buy-in contract can be considered a liability-driven investment (“LDI”) solution that hedges not only the investment risk but also the longevity risk under the Company’s UK pension scheme. Like other LDI solutions, it does not eliminate ongoing administrative costs. These are categorized as Level 3 assets.
The Company’s policy is to recognize significant transfers between levels at the actual date of the event.
A reconciliation of the beginning and ending Level 3 foreign liability driven investments is as follows:

(In thousands)
Balance at January 2, 2022	$165,680
Pension benefits paid	(6,639)
Foreign exchange losses	(18,411)
Return on plan assets	(45,568)
Balance at January 1, 2023	95,062
Pension benefits paid	(6,051)
Foreign exchange gains	5,957
Return on plan assets	5,698
Balance at December 31, 2023	$100,666

With respect to plans outside of the United States, the Company expects to contribute $6.9 million in the aggregate during fiscal year 2024. During fiscal year 2023, the Company contributed $10.0 million to its defined benefit pension plan in the United States for the plan year 2022.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2024	$12,331	$18,882
2025	12,598	18,583
2026	12,720	18,240
2027	12,673	17,864
2028	12,914	17,408
2029-2033	64,702	77,782

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 31, 2023 and January 1, 2023, the projected benefit obligations were $18.6 million and $18.9 million, respectively. Assets with a fair value of $0.6 million and $0.9 million, segregated in a trust (which is included in marketable securities in the Other assets, net, on the consolidated balance sheets), were available to meet this obligation as of December 31, 2023 and January 1, 2023, respectively. Pension expenses and income for this plan netted to expense of $1.5 million in fiscal year 2023, income of $3.2 million in fiscal year 2022 and expense of $0.2 million in fiscal year 2021.

Postretirement Medical Plans:  The Company provides healthcare benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. Eligible U.S. employees qualify for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities and are available only to pay retiree health benefits. The costs of these plans are not material and the net assets in the plans totaled $18.5 million and $17.1 million at December 31, 2023 and January 1, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:    Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $14.1 million and $12.2 million as of December 31, 2023 and January 1, 2023, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at December 31, 2023 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance restricted stock units, performance units and stock grants, included in the Company’s consolidated statements of operations:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Cost of product and service revenue	$4,224	$7,459	$3,193
Research and development expenses	5,276	6,799	2,393
Selling, general and administrative expenses	31,910	37,260	24,089
Total stock-based compensation expense	$41,410	$51,518	$29,675
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $10.6 million in fiscal year 2023, $12.8 million in fiscal year 2022 and $12.2 million in fiscal year 2021. Stock-based compensation costs capitalized as part of inventory were immaterial in all periods presented.

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

	December 31, 2023	January 1, 2023	January 2, 2022
Risk-free interest rate	4.1%	2.3%	0.9%
Expected dividend yield	0.2%	0.2%	0.2%
Expected lives	5 years	5 years	5 years
Expected stock volatility	32.7%	28.5%	27.3%

The following table summarizes stock option activity for the fiscal year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	1,048	$132.32
Granted	168	128.35
Exercised	(58)	76.12
Canceled	(49)	154.37
Forfeited	(36)	146.13
Outstanding at end of year	1,073	$133.28
Exercisable at end of year	693	$125.06

The aggregate intrinsic value for stock options outstanding at December 31, 2023 was $9.4 million with a weighted-average remaining contractual term of 4.1 years. The aggregate intrinsic value for stock options exercisable at December 31, 2023 was $9.3 million with a weighted-average remaining contractual term of 3.4 years. At December 31, 2023, there were 1.1 million stock options that were vested and expected to vest in the future, with an aggregate intrinsic value of $9.4 million and a weighted-average remaining contractual term of 4.1 years.

The weighted-average grant-date fair value of options granted during fiscal years 2023, 2022 and 2021 was $45.18, $48.09, and $40.00 per share, respectively. The total intrinsic value of options exercised during fiscal years 2023, 2022 and 2021 was $2.4 million, $13.9 million, and $32.4 million, respectively. Cash received from option exercises for fiscal years 2023, 2022 and 2021 was $4.3 million, $14.1 million, and $25.1 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $9.1 million in fiscal year 2023, $9.5 million in fiscal year 2022 and $5.6 million in fiscal year 2021.
There was $11.2 million of total unrecognized compensation cost related to nonvested stock options granted as of December 31, 2023. This cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Awards:    The Company has awarded shares of restricted stock and restricted stock units to certain employees and non-employee directors at no cost to them, which cannot be sold, assigned, transferred or pledged during the restriction period. The restricted stock and restricted stock units vest through the passage of time, assuming continued employment. The fair value of the award at the time of the grant is expensed on a straight-line basis primarily in selling, general and administrative expenses over the vesting period, which is generally 3 years. Recipients of the restricted stock have the right to vote such shares and receive dividends.

The following table summarizes restricted stock award activity for the fiscal year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	453	$152.79
Granted	139	128.79
Vested	(221)	142.69
Forfeited	(30)	147.80
Nonvested at end of year	341	$149.98

The fair value of restricted stock awards vested during fiscal years 2023, 2022 and 2021 was $31.5 million, $32.8 million, and $11.6 million, respectively. The total compensation expense recognized related to the restricted stock awards was $28.3 million in fiscal year 2023, $34.2 million in fiscal year 2022 and $16.3 million in fiscal year 2021.

As of December 31, 2023, there was $27.1 million of total unrecognized compensation cost, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan:
In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Company's Board of Directors (the “Board”) voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2023, the Company issued 28,899 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $108.37 per share. During fiscal year 2022, the Company issued 30,818 shares under this plan at a weighted-average price of $134.05 per share. During fiscal year 2021, the Company issued 21,578 shares under this plan at a weighted-average price of $168.11 per share. At December 31, 2023 there remains available for sale to employees an aggregate of 0.7 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 18:    Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance, January 3, 2021	$(30,937)	$(747)	$(277)	$(31,961)
Current year change	(130,873)	(95)	237	(130,731)
Balance, January 2, 2022	(161,810)	(842)	(40)	(162,692)
Current year change	(284,854)	44	5	(284,805)
Balance, January 1, 2023	(446,664)	(798)	(35)	(447,497)
Current year change	80,172	—	(181)	79,991
Reclassification to retained earnings	90,814	—	—	90,814
Balance, December 31, 2023	$(275,678)	$(798)	$(216)	$(276,692)

During fiscal year 2023, the Company transferred $90.8 million from cumulative translation adjustments in AOCI to the gain on sale in the consolidated statement of operations as a result of the sale of the Business.
Stock Repurchases:
On July 22, 2022, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $300.0 million under a stock repurchase program (the “Repurchase Program”). On April 27, 2023, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on April 26, 2025 unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2023, the Company repurchased 1,004,544 shares of common stock under the Repurchase Program for an aggregate cost of $131.3 million. During fiscal year 2023, the Company repurchased 2,159,985 shares of common stock under the New Repurchase Program for an aggregate cost of $244.6 million. As of December 31, 2023, $355.4 million remained available for aggregate repurchases of shares under the New Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During fiscal year 2023, the Company repurchased 103,144 shares of common stock for this purpose at an aggregate cost of $13.1 million. During fiscal year 2022, the Company repurchased 115,247 shares of common stock for this purpose at an aggregate cost of $18.1 million. During fiscal year 2021, the Company repurchased 71,248 shares of common stock for this purpose at an aggregate cost of $10.5 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2023, 2022 and 2021, resulting in an annual dividend rate of $0.28 per share. At December 31, 2023, the Company had accrued $8.6 million for a dividend declared in October 2023 for the fourth quarter of fiscal year 2023 that was paid in February 2024. On January 25, 2024, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2024 that will be payable in May 2024. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $412.1 million at December 31, 2023 and $476.9 million at January 1, 2023, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2023, 2022 and 2021.
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
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 31, 2023, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $19.5 million, $(34.5) million and $(33.2) million during the fiscal years 2023, 2022 and 2021, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income (loss) into interest and other expense, net within the next twelve months.

Note 20:    Fair Value Measurements
 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of December 31, 2023.
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
 The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 and January 1, 2023 classified in one of the three classifications described above:

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$13,913	$13,913	$—	$—
Foreign exchange derivative assets	1,697	—	1,697	—
Foreign exchange derivative liabilities	(1,763)	—	(1,763)	—
Contingent consideration asset	14,890	$—	$—	14,890
Contingent consideration liability	(40,005)	—	—	(40,005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at January 1, 2023 Using:
	Total Carrying Value at January 1, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$11,083	$11,083	$—	$—
Foreign exchange derivative assets	2,142	—	2,142	—
Foreign exchange derivative liabilities	(1,549)	—	(1,549)	—
Contingent consideration liability	(46,618)	—	—	(46,618)

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

Marketable securities - available for sale: Includes equity and mutual fund investments measured at fair value using the quoted market prices in active markets at the reporting date.

Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s consolidated balance sheet on a net basis and are recorded in other assets. As of both December 31, 2023 and January 1, 2023, none of the master netting arrangements involved collateral.

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
The fair value of the contingent consideration asset was initially measured using a lattice model and recognized upon the sale of the Business on March 13, 2023. In accordance with the terms of the sale of the Business, the Company is entitled to receive up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital event related to the Business. Potential valuation adjustments may be made as additional information and market factors that impact the expected exit valuation of the Business becomes available, with the impact of such adjustments being recorded in the Company’s consolidated statements of operations.
A reconciliation of the beginning and ending Level 3 asset for contingent consideration is as follows:

(In thousands)
Balance at January 1, 2023	$—
Amount recognized upon the sale of the Business	15,930
Change in fair value (included within selling, general and administrative expenses)	(1,040)
Balance at December 31, 2023	$14,890
The fair values of contingent consideration liability are routinely updated based on a collaborative effort of the Company’s regulatory, research and development, operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards achieving proof of concept, regulatory approvals and revenue targets as compared to initial projections, the impact of market competition and market landscape shifts from non-invasive prenatal testing products, with the impact of such adjustments being recorded in the consolidated statements of operations.

As of December 31, 2023, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods that are substantially all revenue-based considerations, of up to $98.0 million. The expected maximum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnout period for acquisitions with open contingency period is 7.9 years from December 31, 2023, and the remaining weighted average expected earnout period at December 31, 2023 was 5.0 years.

A reconciliation of the beginning and ending Level 3 liabilities for contingent consideration is as follows:

(In thousands)
Balance at January 3, 2021	$(2,953)
Additions	(57,431)
Amounts paid and foreign currency translation	5,507
Change in fair value (included within selling, general and administrative expenses)	(3,119)
Balance at January 2, 2022	(57,996)
Additions	(4,961)
Amounts paid and foreign currency translation	2,562
Purchase accounting adjustments recognized to goodwill	12,400
Change in fair value (included within selling, general and administrative expenses)	1,377
Balance at January 1, 2023	(46,618)
Amounts paid and foreign currency translation	9,741
Change in fair value (included within selling, general and administrative expenses)	(3,128)
Balance at December 31, 2023	$(40,005)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s investments in U.S. treasury securities that are classified as held-to-maturity had a fair value of $688.7 million and a carrying value of $689.9 million as of December 31, 2023. The fair value were classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $3,474.5 million and aggregate carrying value of $3,889.3 million as of December 31, 2023. The Company’s outstanding senior unsecured notes had an aggregate fair value of $3,812.3 million and aggregate carrying value of $4,390.5 million as of January 1, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $10.3 million and $3.7 million as of December 31, 2023 and January 1, 2023, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 21:    Leases
Lessee Disclosures
The Company leases certain property and equipment under operating and finance leases. The Company’s leases have remaining lease terms of less than 1 year to 26 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. Finance leases are not material to the Company.
The components of lease expense were as follows:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Lease Cost:
Operating lease cost	$47,738	$39,989	$39,516

Supplemental cash flow information related to leases was as follows:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,597	$37,488	$38,970
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	10,049	55,016	12,345
Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	January 1, 2023
	(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$155,083	$188,351

Operating lease liabilities included in Accrued expenses and other current liabilities	$32,906	$31,217
Operating lease liabilities	132,747	169,968
Total operating lease liabilities	$165,653	$201,185

Weighted Average Remaining Lease Term in Years
Operating leases	7.2	6.1

Weighted Average Remaining Discount Rate
Operating leases	3.8%	2.6%
Lease costs from finance leases, short-term leases, variable lease costs and sub-lease income are not material.
Future payments of operating lease liabilities as of December 31, 2023 were as follows:

(In thousands)
2024	$40,010
2025	31,197
2026	24,747
2027	21,368
2028	17,382
2029 and thereafter	56,051
Total lease payments	190,755
Less imputed interest	(25,102)
Total	$165,653

Note 22:    Industry Segment and Geographic Area Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income as adjusted for certain items. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1.
The principal products and services of the Company’s two reportable segments are:
•Life Sciences. Provides products and services targeted towards the life sciences customers.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the reproductive health, emerging market diagnostics and applied genomics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue and operating income from continuing operations by reportable segment are shown in the table below for the fiscal years ended:

	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
Revenues
Life Sciences	$1,292,340	$1,292,909	$897,718
Diagnostics	1,459,058	2,019,727	2,932,738
Revenue purchase accounting adjustments	(827)	(814)	(2,648)
Total revenues	$2,750,571	$3,311,822	$3,827,808

Segment Operating Income
Life Sciences	$489,349	$503,243	$281,602
Diagnostics	320,928	781,985	1,432,769
Corporate	(40,417)	(73,431)	(77,364)
Subtotal reportable segments	769,860	1,211,797	1,637,007
Amortization of intangible assets	(365,113)	(370,638)	(256,569)
Purchase accounting adjustments	(5,956)	(45,681)	(40,993)
Acquisition and divestiture-related costs	(69,159)	(39,826)	(62,760)
Asset impairment	—	—	(3,767)
Significant litigation matters and settlements	(12)	627	(103)
Significant environmental matters	(2,457)	—	—
Restructuring and other, net	(26,601)	(13,580)	(14,358)
Operating income from continuing operations	300,562	742,699	1,258,457
Interest and other expense, net	117,586	90,862	54,875
Income from continuing operations before income taxes	$182,976	$651,837	$1,203,582
Additional information relating to the Company’s reportable segments is as follows for the three fiscal years ended December 31, 2023:

	Depreciation and Amortization Expense			Capital Expenditures
	December 31, 2023	January 1, 2023	January 2, 2022	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)			(In thousands)
Life Sciences	$276,118	$263,698	$94,700	$35,335	$41,532	$27,818
Diagnostics	153,099	161,394	214,178	39,894	40,671	57,206
Corporate	2,552	1,908	2,565	6,139	3,429	996
Continuing operations	$431,769	$427,000	$311,443	$81,368	$85,632	$86,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Assets
	December 31, 2023	January 1, 2023
	(In thousands)
Life Sciences	$8,401,851	$8,330,045
Diagnostics	4,136,305	3,991,659
Corporate	1,026,509	114,447
Current and long-term assets of discontinued operations	—	1,693,704
Total assets	$13,564,665	$14,129,855
The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended December 31, 2023 and net long-lived assets based on physical location as of December 31, 2023 and January 1, 2023:

	Revenue
	December 31, 2023	January 1, 2023	January 2, 2022
	(In thousands)
U.S.	$1,117,654	$1,546,520	$1,682,294
International:
China	454,426	476,366	449,588
United Kingdom	125,419	136,017	357,911
Other international	1,053,072	1,152,919	1,338,015
Total international	1,632,917	1,765,302	2,145,514
Total revenue	$2,750,571	$3,311,822	$3,827,808

	Net Long-Lived Assets(1)
	December 31, 2023	January 1, 2023
	(In thousands)
U.S.	$317,226	$311,661
International:
Germany	158,228	147,766
China	59,602	68,072
Other international	223,820	216,235
Total international	441,650	432,073
Total net long-lived assets	$758,876	$743,734
(1) Long-lived assets consist of property and equipment, net, operating lease right-of-use assets, rental equipment, software and other long-term assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Revvity, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Revvity, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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

/s / DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2024

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or officers adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2024 under the captions “Proposal No. 1 Election of Directors” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.
We have adopted a code of ethics, our Standards of Business Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “Investors” section of our website, http://www.revvity.com. This information is also available in print to any stockholder who requests it, by writing to Revvity, Inc., 940 Winter Street, Waltham, Massachusetts 02451, Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.    Executive Compensation
     The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2024 under the captions “Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2024 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.
     The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2024 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
     The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2024 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.
The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2024 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services
     The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 23, 2024 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 31, 2023

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 31, 2023
Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 31, 2023

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 31, 2023

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULE

We have omitted financial statement schedules because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

3. EXHIBITS

Exhibit No.	Exhibit Title
2.1(1)
Agreement and Plan of Merger, dated as of July 25, 2021, by and among Revvity, Inc., Burton Acquisition I, Inc., Burton Acquisition II, Inc., BioLegend, Inc. and Gene Lay, solely in his capacity as the Stockholder Representative, filed with the Commission on July 27, 2021 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

2.2(1)
Amended and Restated Master Purchase and Sale Agreement, dated as of March 11, 2023, by and between PerkinElmer, Inc., PerkinElmer U.S. LLC and PerkinElmer Topco, L.P. , filed with the Commission on March 16, 2023 as Exhibit 2.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

3.1
Revvity, Inc.'s Restated Articles of Organization, filed with the Commission on May 12, 2023 as Exhibit 3.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

3.2	Revvity, Inc.'s Amended and Restated By-laws, filed with the Commission on May 12, 2023 as Exhibit 3.2 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

4.1
Specimen Certificate of Revvity, Inc.'s Common Stock, $1 par value, filed with the Commission on August 15, 2001 as Exhibit 4.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

4.2
Description of Revvity, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed with the Commission on March 3, 2022 as Exhibit 4.2 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

4.3
Indenture dated as of October 25, 2011 between Revvity, Inc. and U.S. Bank National Association, filed with the Commission on October 27, 2011 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

4.4
Third Supplemental Indenture, dated as of July 19, 2016, among Revvity, Inc., U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, filed with the Commission on July 19, 2016 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

Exhibit No.	Exhibit Title
4.5
Paying Agency Agreement, dated July 19, 2016, among Revvity, Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar, filed with the Commission on July 19, 2016 as Exhibit 4.3 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

4.6
Fifth Supplemental Indenture, dated as of September 12, 2019, by and between Revvity, Inc. and U.S. Bank National Association, as trustee (including the form of note contained therein) filed with the Commission on September 12, 2019 as Exhibit 4.2 to our current report on Form 8-K (File No. 001-05075)) and herein incorporated by reference.

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

10.1
Credit Agreement, dated as of August 24, 2021, among Revvity, Inc., Revvity Health Sciences, Inc., Revvity Life Sciences International Holdings, Revvity Global Holdings S.à r.l. and Revvity Health Sciences B.V. as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Commission on August 25, 2021 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.2
First Amendment to Credit Agreement, dated as of April 24, 2023, among Revvity, Inc., Revvity Health Sciences, Inc., Revvity Life Sciences International Holdings, Revvity Global Holdings S.à r.l. and Revvity Health Sciences B.V. as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Commission on August 9, 2023 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

10.3*	Employment Contracts:

(1) Amended and Restated Employment Agreement, dated as of August 21, 2019, between Dr. Prahlad R. Singh and Revvity, Inc., filed with the Commission on August 21, 2019 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and incorporated herein by reference.

(2) Employment Agreement between Joel S. Goldberg and Revvity, Inc. dated as of July 21, 2008, filed with the Commission on August 8, 2008 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference;

(3) Form of Amendment between Joel S. Goldberg and Revvity, Inc. dated as of December 3, 2010, filed with the Commission on March 1, 2011 as Exhibit 10.4(7) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(4) Employment Agreement between Daniel R. Tereau and Revvity, Inc. dated as of February 1, 2016, filed with the Commission on March 1, 2016 as Exhibit 10.2(8) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(5) Employment Agreement between Tajinder Vohra and Revvity, Inc. dated as of January 29, 2018, filed with the Commission on May 8, 2018 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

(6) Employment Agreement between Miriame Victor and Revvity, Inc. dated as of January 1, 2022, filed with the Commission on March 3, 2022 as Exhibit 10.3(8) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(7) Employment Agreement between Maxwell Krakowiak and Revvity, Inc. dated as of August 16, 2022, filed with the Commission on August 17, 2022 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.4*
Revvity, Inc.'s 2009 Incentive Plan, filed with the Commission on March 12, 2014 as Appendix A to our definitive proxy statement on Schedule 14A (File No. 001-05075) and herein incorporated by reference.

Exhibit No.	Exhibit Title
10.5*
Revvity, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 12, 2008 as Exhibit 10.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.6*
First Amendment to Revvity, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on March 1, 2011 as Exhibit 10.9 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.7*
Second Amendment to Revvity, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on May 10, 2022 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

10.8*
Revvity, Inc. 1998 Employee Stock Purchase Plan as Amended and Restated on December 10, 2009, filed with the Commission on March 1, 2010 as Exhibit 10.15 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.9*
Form of Stock Option Agreement given by Revvity, Inc. to its executive officers for use under the 2009 Incentive Plan, filed with the Commission on April 28, 2009 as Exhibit 10.3 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

10.10*
Revvity, Inc. Savings Plan Amended and Restated effective January 1, 2021, filed with the Commission on March 2, 2021 as Exhibit 10.16 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.11*
Revvity, Inc. Employees Retirement Plan Amended and Restated effective January 1, 2012, as further amended, filed with the Commission on February 26, 2019 as Exhibit 10.26 to our annual report on Form 10-K (file No. 001-05075) and herein incorporated by reference.

10.12*	Revvity, Inc. Amended and Restated Global Incentive Compensation Plan (Executive Officers) effective October 2, 2023, attached hereto as Exhibit 10.12.

10.13*
Revvity, Inc.'s 2019 Incentive Plan, filed with the Commission on March 13, 2019 as Appendix B to our definitive proxy statement on Schedule 14A (File No. 001-05075) and herein incorporated by reference.

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
10.22*
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

10.27*	Form of Stock Option Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.27.

10.28*	Form of Stock Option Agreement with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.28.

10.29*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.29.

10.30*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.30.

10.31*
Form of Restricted Stock Unit Agreement (Time-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.31.

10.32*
Form of Restricted Stock Unit Agreement (Time-based vesting) with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, attached hereto as Exhibit 10.32.

21	Subsidiaries of Revvity, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.

97*	Revvity, Inc. Dodd-Frank Compensation Recovery Policy effective October 2, 2023, attached hereto as Exhibit 97.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

Exhibit No.	Exhibit Title
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2023, (ii) Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2023, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President and Chief Executive Officer	February 27, 2024
	Prahlad Singh, PhD	(Principal Executive Officer)

By:	/s/ MAXWELL KRAKOWIAK	Sr. Vice President and Chief Financial Officer	February 27, 2024
	Maxwell Krakowiak	(Principal Financial Officer)

By:	/s/ ANITA GONZALES	Vice President and Controller	February 27, 2024
	Anita Gonzales	(Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Revvity, Inc., hereby severally constitute Prahlad Singh and Maxwell Krakowiak, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names, in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable Revvity, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby rectifying and confirming signed by our said attorneys, and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President, Chief Executive Officer and	February 27, 2024
	Prahlad Singh, PhD	Director (Principal Executive Officer)

By:	/s/ MAXWELL KRAKOWIAK	Sr. Vice President and	February 27, 2024
	Maxwell Krakowiak	Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANITA GONZALES	Vice President and Controller	February 27, 2024
	Anita Gonzales	(Principal Accounting Officer)

By:	/s/ PETER BARRETT, PhD	Director	February 27, 2024
Peter Barrett, PhD

By:	/s/ SAMUEL R. CHAPIN	Director	February 27, 2024
Samuel R. Chapin

By:	/s/ SYLVIE GRÉGOIRE, PharmD	Director	February 27, 2024
Sylvie Grégoire, PharmD

By:	/s/ MICHAEL A. KLOBUCHAR	Director	February 27, 2024
Michael A. Klobuchar

By:	/s/ MICHELLE MCMURRY-HEATH, MD PhD	Director	February 27, 2024
Michelle McMurry-Heath, MD PhD

By:	/s/ ALEXIS P. MICHAS	Director	February 27, 2024
Alexis P. Michas

By:	/s SOPHIE V. VANDEBROEK, PhD	Director	February 27, 2024
Sophie V. Vandebroek, PhD

By:	/s/ MICHEL VOUNATSOS	Director	February 27, 2024
Michel Vounatsos

By:	/s/ FRANK WITNEY, PhD	Director	February 27, 2024
Frank Witney, PhD

By:	/s/ PASCALE WITZ	Director	February 27, 2024
Pascale Witz