Form 10-Q
period 2024-03-31
REVVITY, INC.
filed 2024-05-07
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 3, 2024, there were outstanding 123,392,991 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands, except per share data)
Product revenue	$565,755	$592,280
Service revenue	84,165	82,585
Total revenue	649,920	674,865
Cost of product revenue	262,523	257,901
Cost of service revenue	32,350	35,598
Total cost of revenue	294,873	293,499
Selling, general and administrative expenses	260,571	248,557
Research and development expenses	50,360	56,690
Operating income from continuing operations	44,116	76,119
Interest and other expense, net	9,567	46,679
Income from continuing operations before income taxes	34,549	29,440
Provision for income taxes	5,853	4,595
Income from continuing operations	28,696	24,845
(Loss) income from discontinued operations	(2,683)	544,630
Net income	$26,013	$569,475

Basic earnings per share:
Income from continuing operations	$0.23	$0.20
(Loss) income from discontinued operations	(0.02)	4.31
Net income	$0.21	$4.51
Diluted earnings per share:
Income from continuing operations	$0.23	$0.20
(Loss) income from discontinued operations	(0.02)	4.31
Net income	$0.21	$4.50
Weighted average shares of common stock outstanding:
Basic	123,428	126,285
Diluted	123,538	126,469
Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Net income	$26,013	$569,475
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes:
Amounts recognized in other comprehensive income	(48,927)	52,008
Less: amounts reclassified to earnings	—	(90,814)
Net foreign currency translation adjustments, net of income taxes	(48,927)	142,822
Unrealized gain on securities, net of income taxes	265	294
Other comprehensive (loss) income	(48,662)	143,116
Comprehensive (loss) income	$(22,649)	$712,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$998,081	$913,163
Marketable securities	697,327	689,916
Accounts receivable, net	588,974	632,811
Inventories, net	414,029	428,062
Other current assets	360,929	337,139
Total current assets	3,059,340	3,001,091
Property, plant and equipment, net	503,964	509,654
Operating lease right-of-use assets	148,724	155,083
Intangible assets, net	2,919,145	3,022,321
Goodwill	6,503,897	6,533,550
Other assets, net	297,635	342,966
Total assets	$13,432,705	$13,564,665
Current liabilities:
Current portion of long-term debt	$711,443	$721,872
Accounts payable	183,532	204,121
Accrued expenses and other current liabilities	479,247	524,470
Total current liabilities	1,374,222	1,450,463
Long-term debt	3,164,994	3,177,770
Deferred taxes and long-term liabilities	919,795	930,946
Operating lease liabilities	127,198	132,747
Total liabilities	5,586,209	5,691,926
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 123,492,000 shares and 123,426,000 shares at March 31, 2024 and December 31, 2023, respectively	123,492	123,426
Capital in excess of par value	2,421,778	2,416,793
Retained earnings	5,626,580	5,609,212
Accumulated other comprehensive loss	(325,354)	(276,692)
Total stockholders’ equity	7,846,496	7,872,739
Total liabilities and stockholders’ equity	$13,432,705	$13,564,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three-Month Period Ended March 31, 2024
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	26,013	—	26,013
Other comprehensive loss	—	—	—	—	(48,662)	(48,662)
Dividends	—	—	—	(8,645)	—	(8,645)
Exercise of employee stock options	75	75	4,036	—	—	4,111
Purchases of common stock	(103)	(103)	(10,653)	—	—	(10,756)
Issuance of common stock for long-term incentive program	94	94	9,041	—	—	9,135
Stock compensation	—	—	2,561	—	—	2,561
Balance, March 31, 2024	123,492	$123,492	$2,421,778	$5,626,580	$(325,354)	$7,846,496

	For the Three-Month Period Ended April 2, 2023
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	569,475	—	569,475
Other comprehensive income	—	—	—	—	143,116	143,116
Dividends	—	—	—	(8,841)	—	(8,841)
Exercise of employee stock options	9	9	514	—	—	523
Purchases of common stock	(516)	(516)	(67,013)	—	—	(67,529)
Issuance of common stock for long-term incentive program	188	188	10,970	—	—	11,158
Stock compensation	—	—	3,032	—	—	3,032
Balance, April 2, 2023	125,981	$125,981	$2,700,558	$5,511,652	$(304,381)	$8,033,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Operating activities:
Net income	$26,013	$569,475
Loss (income) from discontinued operations, net of income taxes	2,683	(544,630)
Income from continuing operations	28,696	24,845
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	11,692	9,893
Restructuring and other costs, net	12,356	3,096
Depreciation and amortization	107,802	109,008
Change in fair value of contingent consideration	6,173	(1,360)
Amortization of deferred debt financing costs and accretion of discounts	1,736	1,792
Change in fair value of financial securities	806	(2,768)
Debt extinguishment income	—	(3,345)
Unrealized foreign exchange (gain) loss	(377)	26,095
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	37,189	34,424
Inventories	7,209	(18,520)
Accounts payable	(18,227)	(4,895)
Accrued expenses and other	(44,909)	(106,591)
Net cash provided by operating activities of continuing operations	150,146	71,674
Net cash used in operating activities of discontinued operations	(2,583)	(8,211)
Net cash provided by operating activities	147,563	63,463
Investing activities:
Capital expenditures	(17,844)	(20,946)
Purchases of marketable securities	—	(193,454)
Purchases of notes receivable	(337)	—
Cash paid for acquisitions, net of cash acquired	—	(686)
Net cash used in investing activities of continuing operations	(18,181)	(215,086)
Net cash provided by investing activities of discontinued operations	—	2,079,588
Net cash (used in) provided by investing activities	(18,181)	1,864,502
Financing activities:
Payments of senior unsecured notes	—	(49,603)
Net (payments) proceeds of other credit facilities	(10,811)	7,867
Payments for acquisition-related contingent consideration	(8,749)	(1,475)
Proceeds from issuance of common stock under stock plans	3,943	523
Purchases of common stock	(10,756)	(61,656)
Dividends paid	(8,640)	(8,841)
Net cash used in financing activities	(35,013)	(113,185)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,277)	(16,969)
Net increase in cash, cash equivalents and restricted cash	85,092	1,797,811

Cash, cash equivalents and restricted cash at beginning of period	914,373	470,746
Cash, cash equivalents and restricted cash at end of period	$999,465	$2,268,557

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$998,081	$2,267,183
Restricted cash included in other current assets	1,384	1,019
Restricted cash included in other assets	—	355
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$999,465	$2,268,557

Supplemental disclosures of non-cash investing and financing activities:
Consideration receivable from sale of business	$—	$261,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC (the “2023 Form 10-K”). The balance sheet amounts at December 31, 2023 in this report were derived from the Company’s audited 2023 consolidated financial statements included in the 2023 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 31, 2024 and April 2, 2023, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

In March 2023, the Company completed the previously announced sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in the Company’s condensed consolidated financial statements.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets and major goods and service lines.

	Reportable Segments
	Three Months Ended
	March 31, 2024			April 2, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$156,328	$138,026	$294,354	$163,854	$138,174	$302,028
Europe	69,645	108,917	178,562	80,285	104,612	184,897
Asia	77,064	99,940	177,004	84,302	103,638	187,940
	$303,037	$346,883	$649,920	$328,441	$346,424	$674,865

Major goods/service lines
Life Sciences reagents	$177,225	$—	$177,225	$189,878	$—	$189,878
Life Sciences instruments	80,910	—	80,910	96,174	—	96,174
Life Sciences software	44,902	—	44,902	42,389	—	42,389
Reproductive health	—	123,875	123,875	—	122,121	122,121
Applied genomics	—	47,447	47,447	—	63,410	63,410
Immunodiagnostics	—	175,561	175,561	—	160,893	160,893
	$303,037	$346,883	$649,920	$328,441	$346,424	$674,865

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
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related services for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in “Accounts payable” or “Accrued expenses and other current liabilities” or as long-term in “Long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three month period. The performance obligations that are unsatisfied (or partially unsatisfied) at the end of each period presented are not material to the Company.
Contract balances were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Contract assets	$54,577	$52,648
Contract liabilities	(22,680)	(22,504)

Note 3: Discontinued Operations
On March 13, 2023, the Company completed the sale (the “Closing”) of the Business to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. The Company received approximately $2.13 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. The Company is entitled to an additional $75.0 million in proceeds as consideration for the Company’s ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser. This consideration is expected to be received in installments through the first half of 2025. The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. The Company also recorded a receivable, included in Other current assets in the condensed consolidated balance sheets, of approximately $161.0 million as of March 31, 2024 for post-closing adjustments that is expected to be received during fiscal year 2024. The final amount of the receivable related to the post-closing adjustments is subject to change.
The Company has measured the gain on sale and related income tax provision, however, additional adjustments may arise that may impact the final measurement of the gain. The elements of the gain calculation that may result in adjustments include the measurement of the proceeds, including the settlement of the post-closing adjustments, as well as the related tax effects of such adjustments and the filing of tax returns for the period that includes the sale.
In connection and concurrent with the Closing, the Company also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months from the Closing. The costs and amounts of reimbursements related to the TSA and other commercial transactions between the parties were not significant in fiscal year 2023 or the first quarter of fiscal year 2024 and the amounts in future periods are not expected to be significant.
The Business had been reported in the Company’s Discovery & Analytical Solutions segment, which is now referred to as the Life Sciences segment. The sale of the Business represented a strategic shift that has had a major effect on the Company’s operations and financial statements. Accordingly, the Business is reported for all periods as discontinued operations in the

Company’s consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as (loss) income from discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Revenue	$—	$175,423
Cost of revenue	—	124,647
Selling, general and administrative expenses	—	74,794
Research and development expenses	—	10,434
Operating loss	—	(34,452)
Other (expense) income:
(Loss) gain on sale	(1,710)	866,919
Other income, net	—	913
Total other (expense) income	(1,710)	867,832
(Loss) income from discontinued operations before income taxes	(1,710)	833,380
Provision for income tax	973	288,750
(Loss) income from discontinued operations	$(2,683)	$544,630

Note 4: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Interest income	$(20,086)	$(5,272)
Interest expense	24,397	22,738
Change in fair value of financial securities	806	(2,768)
Other components of net periodic pension cost	1,917	2,189
Foreign exchange losses and other expense, net	2,533	29,792
Total interest and other expense, net	$9,567	$46,679

Note 5: Inventories, net

Inventories, net consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Raw materials	$194,263	$197,268
Work in progress	69,377	69,176
Finished goods	150,389	161,618
Total inventories, net	$414,029	$428,062

Note 6: Debt

The Company’s debt consisted of the following:

	March 31, 2024
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(1,785)	$(1,785)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026	539,500	(1,266)	(1,154)	537,080
1.900% Senior Unsecured Notes due in 2028	500,000	(238)	(2,875)	496,887
3.3% Senior Unsecured Notes due in 2029	850,000	(1,662)	(4,601)	843,737
2.55% Senior Unsecured Notes due in March 2031	400,000	(98)	(2,557)	397,345
2.250% Senior Unsecured Notes due in September 2031	500,000	(1,175)	(3,353)	495,472
3.625% Senior Unsecured Notes due in 2051	400,000	(4)	(4,140)	395,856
Other Debt Facilities, non-current	402	—	—	402
Total Long-Term Debt	$3,189,902	$(4,443)	$(20,465)	$3,164,994
Current Portion of Long-term Debt:
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	711,479	(76)	(842)	710,561
Other Debt Facilities, current	882	—	—	882
Total Current Portion of Long-Term Debt	712,361	(76)	(842)	711,443
Total	$3,902,263	$(4,519)	$(21,307)	$3,876,437

At March 31, 2024, the Company had outstanding U.S. treasury securities with a carrying amount of $697.3 million whose proceeds upon maturity are intended to be utilized to repay the outstanding 2024 Notes due in September 2024 (see Note 12).

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

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Number of common shares—basic	123,428	126,285
Effect of dilutive securities:
Stock options	58	151
Restricted stock awards	52	33
Number of common shares—diluted	123,538	126,469
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,032	753
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its operating segments based on revenue and operating income as adjusted for certain items. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1, Nature of Operations and Accounting Policies, to the audited consolidated financial statements in the 2023 Form 10-K.
The principal products and services of the Company’s two operating segments are:
•Life Sciences. Provides products and services targeted towards life sciences customers.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the areas of reproductive health, emerging market diagnostics and applied genomics.
The Company has included the expenses for its corporate headquarters, such as legal, tax, audit, human resources, information technology, and other management and compliance costs, as “Corporate” below. The Company has a process to allocate and recharge expenses to the reportable segments when these costs are administered or paid by the corporate headquarters based on the extent to which the segment benefited from the expenses. These amounts have been calculated in a consistent manner and are included in the Company’s calculations of segment results to internally plan and assess the performance of each segment for all purposes, including determining the compensation of the business leaders for each of the Company’s operating segments.
The primary financial measure by which the Company evaluates the performance of its segments is adjusted operating income, which consists of operating income excluding the effects of amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily change in fair value of contingent consideration), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, including primarily restructuring actions.
Revenue and operating income (loss) from continuing operations by reportable segment are shown in the table below:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Revenues
Life Sciences	$303,037	$328,441
Diagnostics	347,092	346,630
Revenue purchase accounting adjustments	(209)	(206)
Total revenues	$649,920	$674,865

Segment Operating Income
Life Sciences	$101,725	$129,459
Diagnostics	75,430	74,432
Corporate	(11,361)	(14,697)
Subtotal reportable segments adjusted operating income	165,794	189,194
Amortization of intangible assets	(91,238)	(91,811)
Purchase accounting adjustments	(6,622)	914
Acquisition, divestiture and rebranding costs	(11,462)	(17,951)
Significant environmental matters	—	(1,132)
Restructuring and other, net	(12,356)	(3,095)
Operating income from continuing operations	44,116	76,119
Interest and other expense, net (see Note 4)	9,567	46,679
Income from continuing operations before income taxes	$34,549	$29,440

Note 9: Stockholders’ Equity
Comprehensive (Loss) Income:
The components of accumulated other comprehensive loss consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(324,605)	$(275,678)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net gains (losses) on marketable securities, net of income taxes	49	(216)
Accumulated other comprehensive loss	$(325,354)	$(276,692)

Stock Repurchases:
On April 27, 2023, the Company's Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on April 26, 2025, unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended March 31, 2024, the Company repurchased 63,170 shares of common stock under the Repurchase Program for an aggregate cost of $6.6 million. As of March 31, 2024, $348.9 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended March 31, 2024, the Company repurchased 40,084 shares of common stock for this purpose at an aggregate cost of $4.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2024 and in each quarter of fiscal year 2023. At March 31, 2024, the Company had accrued $8.6 million for dividends declared on January 25, 2024 for the first quarter of fiscal year 2024 that will be paid in May 2024. On April 25, 2024, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2024 that will be payable in August 2024. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units as of January 1, 2024, its annual impairment testing date for fiscal year 2024. There were no impairments measured in the periods presented. While the Company believes that its estimates of current value are reasonable, if actual results differ from the estimates and judgments used, including such items as future cash flows and the volatility inherent in markets which the Company serves, impairment charges against the carrying value of those assets could be required in the future.

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 31, 2023	$4,587,938	$1,945,612	$6,533,550
Foreign currency translation	(20,823)	(8,830)	(29,653)
Balance at March 31, 2024	$4,567,115	$1,936,782	$6,503,897
Identifiable intangible asset balances by category were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Patents	$27,808	$27,811
Less: Accumulated amortization	(26,159)	(26,072)
Net patents	1,649	1,739
Trade names and trademarks	144,206	145,542
Less: Accumulated amortization	(78,131)	(73,781)
Net trade names and trademarks	66,075	71,761
Licenses	26,908	27,018
Less: Accumulated amortization	(16,755)	(16,551)
Net licenses	10,153	10,467
Core technology	1,574,307	1,582,458
Less: Accumulated amortization	(639,010)	(607,814)
Net core technology	935,297	974,644
Customer relationships	2,825,635	2,842,531
Less: Accumulated amortization	(919,664)	(878,821)
Net customer relationships	1,905,971	1,963,710
Total	$2,919,145	$3,022,321
Total amortization expense related to amortizable intangible assets was $91.2 million and $91.8 million for the three months ended March 31, 2024 and April 2, 2023, respectively. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $269.0 million for the remainder of fiscal year 2024, $333.4 million for fiscal year 2025, $327.2 million for fiscal year 2026, $300.2 million for fiscal year 2027, and $274.6 million for fiscal year 2028.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $426.6 million, $412.1 million and $291.4 million at March 31, 2024, December 31, 2023 and April 2, 2023, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended March 31, 2024 and April 2, 2023.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of March 31, 2024, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(13.9) million and $9.3 million for the three months ended March 31, 2024 and April 2, 2023, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of March 31, 2024.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 31, 2024.  The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2024 and December 31, 2023 classified in one of the three classifications described above:

		Fair Value Measurements at March 31, 2024 Using:
	Total Carrying Value at March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$13,655	$13,655	$—	$—
Foreign exchange derivative assets	279	—	279	—
Foreign exchange derivative liabilities	(1,894)	—	(1,894)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(30,516)	—	—	(30,516)

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$13,913	$13,913	$—	$—
Foreign exchange derivative assets	1,697	—	1,697	—
Foreign exchange derivative liabilities	(1,763)	—	(1,763)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(40,005)	—	—	(40,005)
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
Foreign exchange derivative assets and liabilities:    Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both March 31, 2024 and December 31, 2023, none of the master netting arrangements involved collateral.
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
A reconciliation of the beginning and ending Level 3 asset for contingent consideration is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Balance at beginning of period	$14,890	$—
Amount recognized upon the sale of the Business	—	15,930
Change in fair value	—	—
Balance at end of period	$14,890	$15,930

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
A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Balance at beginning of period	$(40,005)	$(46,618)
Amounts paid and foreign currency translation	15,662	1,424
Change in fair value (included within selling, general and administrative expenses)	(6,173)	1,360
Balance at end of period	$(30,516)	$(43,834)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s investments in U.S. treasury securities that are classified as held-to-maturity had a fair value of $696.3 million and a carrying value of $697.3 million as of March 31, 2024. The Company’s investments in U.S. treasury securities that are classified as held-to-maturity had a fair value of $688.7 million and a carrying value of $689.9 million as of December 31, 2023. The fair values were classified as Level 1.
The Company’s outstanding senior unsecured notes had a fair value of $3,450.8 million and a carrying value of $3,876.9 million as of March 31, 2024. The Company’s outstanding senior unsecured notes had a fair value of $3,474.5 million and a carrying value of $3,889.3 million as of December 31, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $1.3 million and $10.3 million as of March 31, 2024 and December 31, 2023, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $14.4 million and $14.1 million as of March 31, 2024 and December 31, 2023, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at March 31, 2024 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
The principal products and services of our two reportable segments are:
•Life Sciences. Provides products and services targeted towards life sciences customers.
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the areas of reproductive health, emerging market diagnostics and applied genomics.
Overview of the First Quarter of Fiscal Year 2024
Our overall revenue in the first quarter of fiscal year 2024 was $649.9 million which decreased by $24.9 million, or 4%, as compared to the first quarter of fiscal year 2023, reflecting a decrease of $25.4 million, or 8%, in our Life Sciences segment revenue, which was partially offset by an increase of $0.5 million, or less than 1%, in our Diagnostics segment revenue. The decrease in our Life Sciences segment revenue for the first quarter of fiscal year 2024 was driven by a decrease in instruments revenue and reagents revenue due to market headwinds, partially offset by an increase in software revenue. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2024 was driven by increased demand in our reproductive health and immunodiagnostics businesses, partially offset by a decrease in revenue from our applied genomics business.
Our consolidated gross margins decreased 188 basis points in the first quarter of fiscal year 2024, as compared to the first quarter of fiscal year 2023, primarily due to lower sales volume partially offset by pricing actions and productivity gains. For the first quarter of fiscal year 2024 and in the same period last year, supply chain disruptions and inflation did not materially impact our results of operations as the effects of our initiatives to reduce transportation costs more than offset the impact of inflation on our raw materials purchases. Our consolidated operating margins decreased from 11% to 7% in the first quarter of fiscal year 2024, as compared to the first quarter of fiscal year 2023, primarily due to lower sales volume and increased expenses related to rebranding and normalization of variable compensation.

Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounting for business combinations, divestitures, long-lived assets, including goodwill and other intangible assets, and employee compensation and benefits. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include policies regarding business combinations, divestitures, valuation of long-lived assets, including goodwill and other intangibles and employee compensation and benefits.

For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended March 31, 2024 was $649.9 million, as compared to $674.9 million for the three months ended April 2, 2023, a decrease of $24.9 million, or approximately 4%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $303.0 million for the three months ended March 31, 2024, as compared to $328.4 million for the three months ended April 2, 2023, a decrease of $25.4 million, or 8%, driven by a decrease of $15.3 million in instruments revenue and a decrease of $12.7 million in reagents revenue, partially offset by an increase of $2.5 million in software revenue. Diagnostics segment revenue was $347.1 million for the three months ended March 31, 2024, as compared to $346.6 million for the three months ended April 2, 2023, an increase of $0.5 million, or less than 1%, due to an increase of $14.7 million in immunodiagnostics revenue and an increase of $1.8 million in reproductive health revenue, partially offset by a decrease of $16.0 million in applied genomics revenue.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2024 was $294.9 million, as compared to $293.5 million for the three months ended April 2, 2023, an increase of $1.4 million, or approximately 0.5%. As a percentage of revenue, cost of revenue increased to 45.4% for the three months ended March 31, 2024, from 43.5% for the three months ended April 2, 2023, resulting in a decrease in gross margin of 188 basis points to 54.6% for the three months ended March 31, 2024, from 56.5% for the three months ended April 2, 2023, primarily due to lower sales volume partially offset by pricing actions and productivity gains. Rebranding costs added an incremental expense of $4.5 million for the three months ended March 31, 2024. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.2 million for the three months ended March 31, 2024, as compared to $0.9 million for the three months ended April 2, 2023. Amortization of intangible assets was $35.4 million for the three months ended March 31, 2024, as compared to $38.4 million for the three months ended April 2, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 were $260.6 million, as compared to $248.6 million for the three months ended April 2, 2023, an increase of $12.0 million, or 5%. As a percentage of revenue, selling, general and administrative expenses increased and were 40.1% for the three months ended March 31, 2024, as compared to 36.8% for the three months ended April 2, 2023. Amortization of intangible assets increased and was $55.8 million for the three months ended March 31, 2024, as compared to $53.4 million for the three months ended April 2, 2023. Purchase accounting adjustments added an incremental expense of $6.2 million for the three months ended March 31, 2024, which primarily consisted of a change in contingent consideration, as compared to decreasing expenses by $1.3 million for the three months ended April 2, 2023. Restructuring and other costs, net, increased and was $12.4 million for the three months ended March 31, 2024, as compared to $3.1 million for the three months ended April 2, 2023. The above increases were partially offset by a decrease in acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, and which added an incremental expense of $6.1 million for the three months ended March 31, 2024, as compared to $15.9 million for the three months ended April 2, 2023. Costs for significant environmental matters also added an incremental expense of $1.1 million for the three months ended April 2, 2023. Excluding the factors above, the net increase in selling, general and administrative expenses was the result of a normalization in variable compensation partially offset by cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2024 were $50.4 million, as compared to $56.7 million for the three months ended April 2, 2023, a decrease of $6.3 million, or 11%. As a percentage of revenue, research and development expenses decreased and were 7.7% for the three months ended March 31, 2024, as compared to 8.4% for the three months ended April 2, 2023. The decrease in research and development expenses was primarily driven by a cost containment and productivity initiatives, as well as a decrease in stock compensation expense related to awards given to

BioLegend employees post-acquisition, which added an incremental expense of $0.7 million for the three months ended March 31, 2024 as compared to $1.2 million for the three months ended April 2, 2023.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Interest income	$(20,086)	$(5,272)
Interest expense	24,397	22,738
Change in fair value of financial securities	806	(2,768)
Other components of net periodic pension cost	1,917	2,189
Foreign exchange losses and other expense, net	2,533	29,792
Total interest and other expense, net	$9,567	$46,679
The increase in interest income was primarily due to an increase in investments and higher interest rates. Interest expense was lower for the three months ended April 2, 2023 primarily due to $3.3 million of debt extinguishment income. Foreign exchange losses and other expense, net, was higher for the three months ended April 2, 2023 mainly due to a foreign exchange loss of $26.1 million related to the cash proceeds from the sale of the Business that were held offshore.
Provision for Income Taxes
The provision for income taxes from continuing operations was $5.9 million for the three months ended March 31, 2024, as compared to $4.6 million for the three months ended April 2, 2023.
The effective tax rate from continuing operations was 16.9% for the three months ended March 31, 2024, as compared to 15.6% for the three months ended April 2, 2023. The effective tax rate during the three months ended March 31, 2024 was higher primarily due to projected higher income in certain higher tax rate jurisdictions in fiscal year 2024 as compared to fiscal year 2023. The effective tax rate during the three months ended April 2, 2023 was lower as it included a discrete tax benefit totaling $1.6 million that was recognized in the first quarter of fiscal year 2023. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2024.

Reporting Segment Results of Continuing Operations
Diagnostics
Revenue for the three months ended March 31, 2024 was $347.1 million, as compared to $346.6 million for the three months ended April 2, 2023, an increase of $0.5 million, or less than 1%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the three months ended March 31, 2024 was driven by an increase of $14.7 million in immunodiagnostics revenue and an increase of $1.8 million in reproductive health revenue, partially offset by a decrease of $16.0 million in applied genomics revenue.
Segment operating income for the three months ended March 31, 2024 was $75.4 million, as compared to $74.4 million for the three months ended April 2, 2023, an increase of $1.0 million, or 1%. Segment operating margin increased 26 basis points in the three months ended March 31, 2024, as compared to the three months ended April 2, 2023, primarily due to cost containment and productivity initiatives, partially offset by unfavorable shift in product mix.
Life Sciences
Revenue for the three months ended March 31, 2024 was $303.0 million, as compared to $328.4 million for the three months ended April 2, 2023, a decrease of $25.4 million, or 8%. The decrease in our Life Sciences segment revenue during the three months ended March 31, 2024 was driven by a decrease of $15.3 million in instruments revenue and a decrease of $12.7 million in reagents revenue, partially offset by an increase of $2.5 million in software revenue.
Segment operating income for the three months ended March 31, 2024 was $101.7 million, as compared to $129.5 million for the three months ended April 2, 2023, a decrease of $27.7 million, or 21%. Segment operating margin decreased 585 basis points in the three months ended March 31, 2024, as compared to the three months ended April 2, 2023, primarily due to lower sales volume, a normalization of variable compensation, and investments in innovation, partially offset by pricing actions and cost containment and productivity initiatives.

Discontinued Operations
On March 13, 2023, we completed the sale (the “Closing”) of certain assets and the equity interests of certain entities constituting our Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. We received approximately $2.13 billion in cash proceeds, before transaction costs and subject to post-closing adjustments. We are entitled to an additional $75.0 million in proceeds as consideration for our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser. This consideration is expected to be received in installments through the first half of 2025. The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. We also recorded a receivable of approximately $161.0 million as of March 31, 2024 for post-closing adjustments that are expected to be settled with the Purchaser during fiscal year 2024. The final amount of the receivable related to the post-closing adjustments is subject to change.
The Business is reported for all periods as discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as (Loss) income from discontinued operations in our condensed consolidated statements of operations:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Revenue	$—	$175,423
Cost of revenue	—	124,647
Selling, general and administrative expenses	—	74,794
Research and development expenses	—	10,434
Operating loss	—	(34,452)
Other (expense) income:
(Loss) gain on sale	(1,710)	866,919
Other expense, net	—	913
Total other (expense) income	(1,710)	867,832
(Loss) income from discontinued operations before income taxes	(1,710)	833,380
Provision for income tax	973	288,750
(Loss) income from discontinued operations	$(2,683)	$544,630
The results of discontinued operations during the three months ended April 2, 2023 include the results of the Business through March 13, 2023. During the three months ended March 31, 2024, we recognized $1.7 million of other expense primarily due to divestiture-related costs in gain on sale, as compared to $19.0 million during the three months ended April 2, 2023, a decrease of $17.3 million. During the three months ended April 2, 2023, we recognized $36.0 million of divestiture-related costs in selling, general and administrative expenses in discontinued operations.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations, borrowing capacity available under our senior unsecured revolving credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans. The sale of the Business generated approximately $2.13 billion in cash proceeds. We expect to use these proceeds for a combination of funding upcoming debt maturities, opportunistic share repurchases and continued strategic and value creating acquisitions.
At March 31, 2024, we had cash and cash equivalents of $998.1 million, of which $411.1 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. At March 31, 2024, we had investments in U.S. treasury securities with a carrying amount of $697.3 million whose proceeds upon maturity are intended to be utilized to repay our outstanding 0.850% Senior Unsecured Notes due in September 2024 (“2024 Notes”).
In connection with the sale of the Business, we are entitled to an additional $75.0 million in proceeds as consideration for our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser. This consideration is expected to be received in installments through the first half of 2025. In addition, we have also recorded a receivable of approximately $161.0 million as of March 31, 2024 for post-closing adjustments related to the sale of the Business that is expected to be received during fiscal year 2024.
On April 27, 2023, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on April 26, 2025, unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended March 31, 2024, we repurchased 63,170 shares of common stock under the Repurchase Program for an aggregate cost of $6.6 million. As of March 31, 2024, $348.9 million remained available for aggregate repurchases of shares under the Repurchase Program. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of March 31, 2024, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $80.9 million. As of March 31, 2024, we have recorded contingent consideration obligations of $30.5 million, of which $12.1 million was recorded in accrued expenses and other current liabilities, and $18.4 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 7.7 years from March 31, 2024, and the remaining weighted average expected earnout period at March 31, 2024 was 4.9 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the three months ended March 31, 2024, we contributed $1.7 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $5.2 million by the end of fiscal year 2024. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $150.1 million for the three months ended March 31, 2024, as compared to $71.7 million for the three months ended April 2, 2023, an increase of $78.5 million, primarily due to less cash used for investments in working capital during the three months ended March 31, 2024 as compared to the three months ended April 2, 2023. The cash provided by operating activities for the three months ended March 31, 2024 was principally a result of income from continuing operations of $28.7 million, adjustments for non-cash charges aggregating to $140.2 million, including depreciation and amortization of $107.8 million, and a net cash decrease in working capital of $18.7 million. The cash provided by operating activities for the three months ended April 2, 2023 was principally a result of income from continuing operations of $24.8 million, and adjustments for non-cash charges aggregating to $142.4 million, including depreciation and amortization of $109.0 million, as well as net cash decrease in working capital of $95.6 million. During the three months ended March 31, 2024, we contributed $1.7 million, in the aggregate, to pension plans outside of the United States.

Investing Activities. Net cash used in investing activities of our continuing operations was $18.2 million for the three months ended March 31, 2024, as compared to $215.1 million for the three months ended April 2, 2023, a decrease of $196.9 million. For the three months ended March 31, 2024, the net cash used for capital expenditures was $17.8 million, as compared to $20.9 million for the three months ended April 2, 2023. During the three months ended April 2, 2023, purchases of investments in U.S. treasury securities amounted to $193.5 million and net cash used for acquisitions was $0.7 million.
Financing Activities. Net cash used in financing activities was $35.0 million for the three months ended March 31, 2024, as compared to $113.2 million for the three months ended April 2, 2023, a decrease in net cash used in financing activities of $78.2 million. During the three months ended March 31, 2024, we made net payments of $10.8 million on debts, as compared to $41.7 million during the three months ended April 2, 2023. The changes in both periods reflect our intentions to pay down debt, which we expect to continue throughout fiscal year 2024. During the three months ended March 31, 2024, we repurchased shares of our common stock for a total cost of $10.8 million, as compared to $61.7 million in the prior year period. We paid $8.7 million for acquisition-related contingent consideration during the three months ended March 31, 2024, as compared to $1.5 million in the prior year period. We paid $8.6 million in dividends for the three months ended March 31, 2024, as compared to $8.8 million for the three months ended April 2, 2023. The cash used in financing activities during the three months ended March 31, 2024 was partially offset by proceeds from the issuance of common stock under our stock plans of $3.9 million during the three months ended March 31, 2024, as compared to $0.5 million for the three months ended April 2, 2023.
Borrowing Arrangements
At March 31, 2024, our 2024 Notes had $711.5 million in outstanding principal and we had investments in U.S. treasury securities with a carrying amount of $697.3 million whose proceeds upon maturity are intended to be utilized to repay the outstanding 2024 Notes. See Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2023 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2024 and in each quarter of fiscal year 2023. At March 31, 2024, we had accrued $8.6 million for dividends declared on January 25, 2024 for the first quarter of fiscal year 2024 that will be paid in May 2024. On April 25, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2024 that will be payable in August 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2023 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended December 31, 2023.
We have not adopted any new accounting pronouncements during the three months ended March 31, 2024.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. Our market risks are not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Form 10-K.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt; however, there is $1.3 million of variable rate instruments. Our cash and cash equivalents, for which we receive interest at variable rates, were $998.1 million at March 31, 2024. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at March 31, 2024.
Interest Rate Risk—Sensitivity. Our 2023 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at March 31, 2024 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
As of March 31, 2024, our total assets included $9.4 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 25, 2024, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2024 that will be paid in May 2024. On April 25, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2024 that will be payable in August 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2024—February 4, 2024	304	$106.41	—	$355,447,934
February 5, 2024—March 3, 2024	65,709	104.28	26,070	352,747,638
March 3, 2024—March 31, 2024	37,241	103.93	37,100	348,892,122
Activity for quarter ended March 31, 2024	103,254	$104.16	63,170	$348,892,122
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended March 31, 2024, we repurchased 40,084 shares of common stock for this purpose at an aggregate cost of $4.2 million.

(2)On April 27, 2023, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600 million under a stock repurchase program (the “Repurchase Program”). During the three months ended March 31, 2024, we repurchased 63,170 shares of common stock under the Repurchase Program for an aggregate cost of $6.6 million. As of March 31, 2024, $348.9 million remained available for aggregate repurchases of shares under the Repurchase Program. The Repurchase Program will expire on April 26, 2025, unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, Joel S. Goldberg, Daniel R. Tereau and Prahlad Singh, each an officer for purposes of Section 16 of the Securities Exchange Act of 1934, adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	February 7, 2024	June 7, 2024 - January 31, 2025	Up to 22,670
Daniel R. Tereau	Senior Vice President, Strategy and Business Development	February 20, 2024	June 20, 2024 - June 28, 2024	Up to 2,000
Prahlad Singh	President and Chief Executive Officer	February 29, 2024	July 1, 2024 - February 28, 2025	Up to 18,365

During the three months ended March 31, 2024, none of our directors or officers adopted a “non-Rule 10b5-1 trading arrangement”, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.
Subsequent to March 31, 2024, Mr. Singh terminated his above referenced “Rule 10b5-1 trading arrangement” effective April 9, 2024.

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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended March 31, 2024 (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and April 2, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and April 2, 2023, (iv) Condensed

Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and April 2, 2023, (vi) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and April 2, 2023, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

May 7, 2024	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

May 7, 2024	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Controller (Principal Accounting Officer)