Form 10-Q
period 2024-06-30
REVVITY, INC.
filed 2024-08-06
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 2, 2024, there were outstanding 123,336,708 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands, except per share data)
Product revenue	$606,891	$624,456	$1,172,646	$1,216,736
Service revenue	84,794	84,610	168,959	167,195
Total revenue	691,685	709,066	1,341,605	1,383,931
Cost of product revenue	274,669	274,566	537,192	532,467
Cost of service revenue	31,510	32,169	63,860	67,767
Total cost of revenue	306,179	306,735	601,052	600,234
Selling, general and administrative expenses	251,650	267,022	512,221	515,579
Research and development expenses	48,132	57,253	98,492	113,943
Operating income from continuing operations	85,724	78,056	129,840	154,175
Interest and other (income) expense, net	(938)	6,502	8,629	53,181
Income from continuing operations before income taxes	86,662	71,554	121,211	100,994
Provision for income taxes	14,056	12,932	19,909	17,527
Income from continuing operations	72,606	58,622	101,302	83,467
(Loss) income from discontinued operations	(17,246)	(23,063)	(19,929)	521,567
Net income	$55,360	$35,559	$81,373	$605,034

Basic earnings per share:
Income from continuing operations	$0.59	$0.47	$0.82	$0.66
(Loss) income from discontinued operations	(0.14)	(0.18)	(0.16)	4.15
Net income	$0.45	$0.28	$0.66	$4.81
Diluted earnings per share:
Income from continuing operations	$0.59	$0.47	$0.82	$0.66
(Loss) income from discontinued operations	(0.14)	(0.18)	(0.16)	4.14
Net income	$0.45	$0.28	$0.66	$4.80
Weighted average shares of common stock outstanding:
Basic	123,354	125,215	123,391	125,745
Diluted	123,477	125,398	123,494	125,918

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Net income	$55,360	$35,559	$81,373	$605,034
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes:
Amounts recognized in other comprehensive income	(16,717)	(594)	(65,644)	51,414
Amounts recognized in discontinued operations	—	—	—	90,814
Net foreign currency translation adjustments, net of income taxes	(16,717)	(594)	(65,644)	142,228
Unrealized gain on securities, net of income taxes	137	3	402	297
Other comprehensive (loss) income	(16,580)	(591)	(65,242)	142,525
Comprehensive income	$38,780	$34,968	$16,131	$747,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,248,120	$913,163
Marketable securities	706,070	689,916
Accounts receivable, net	597,436	632,811
Inventories, net	401,432	428,062
Other current assets	205,631	337,139
Total current assets	3,158,689	3,001,091
Property, plant and equipment, net	503,119	509,654
Operating lease right-of-use assets	143,789	155,083
Intangible assets, net	2,825,487	3,022,321
Goodwill	6,496,971	6,533,550
Other assets, net	296,794	342,966
Total assets	$13,424,849	$13,564,665
Current liabilities:
Current portion of long-term debt	$711,414	$721,872
Accounts payable	174,871	204,121
Accrued expenses and other current liabilities	503,728	524,470
Total current liabilities	1,390,013	1,450,463
Long-term debt	3,162,600	3,177,770
Deferred taxes and long-term liabilities	878,788	930,946
Operating lease liabilities	123,134	132,747
Total liabilities	5,554,535	5,691,926
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 123,368,000 shares and 123,426,000 shares at June 30, 2024 and December 31, 2023, respectively	123,368	123,426
Capital in excess of par value	2,415,583	2,416,793
Retained earnings	5,673,297	5,609,212
Accumulated other comprehensive loss	(341,934)	(276,692)
Total stockholders’ equity	7,870,314	7,872,739
Total liabilities and stockholders’ equity	$13,424,849	$13,564,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended June 30, 2024
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	26,013	—	26,013
Other comprehensive loss	—	—	—	—	(48,662)	(48,662)
Dividends	—	—	—	(8,645)	—	(8,645)
Exercise of employee stock options	75	75	4,036	—	—	4,111
Purchases of common stock	(103)	(103)	(10,653)	—	—	(10,756)
Issuance of common stock for long-term incentive program	94	94	9,041	—	—	9,135
Stock compensation	—	—	2,561	—	—	2,561
Balance, March 31, 2024	123,492	$123,492	$2,421,778	$5,626,580	$(325,354)	$7,846,496
Net income	—	—	—	55,360	—	55,360
Other comprehensive loss	—	—	—	—	(16,580)	(16,580)
Dividends	—	—	—	(8,643)	—	(8,643)
Exercise of employee stock options	22	22	1,837	—	—	1,859
Issuance of common stock for employee stock purchase plans	14	14	1,414	—	—	1,428
Purchases of common stock	(196)	(196)	(19,943)	—	—	(20,139)
Issuance of common stock for long-term incentive program	36	36	8,030	—	—	8,066
Stock compensation	—	—	2,467	—	—	2,467
Balance, June 30, 2024	123,368	$123,368	$2,415,583	$5,673,297	$(341,934)	$7,870,314

	For the Six-Month Period Ended July 2, 2023
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	569,475	—	569,475
Other comprehensive income	—	—	—	—	143,116	143,116
Dividends	—	—	—	(8,841)	—	(8,841)
Exercise of employee stock options	9	9	514	—	—	523
Purchases of common stock	(516)	(516)	(67,013)	—	—	(67,529)
Issuance of common stock for long-term incentive program	188	188	10,970	—	—	11,158
Stock compensation	—	—	3,032	—	—	3,032
Balance, April 2, 2023	125,981	$125,981	$2,700,558	$5,511,652	$(304,381)	$8,033,810
Net income	—	—	—	35,559	—	35,559
Other comprehensive loss	—	—	—	—	(591)	(591)
Dividends	—	—	—	(8,687)	—	(8,687)
Exercise of employee stock options	33	33	2,659	—	—	2,692
Issuance of common stock for employee stock purchase plans	15	15	1,624	—	—	1,639
Purchases of common stock	(1,707)	(1,707)	(206,439)	—	—	(208,146)
Issuance of common stock for long-term incentive program	25	25	10,768	—	—	10,793
Stock compensation	—	—	2,889	—	—	2,889
Balance, July 2, 2023	124,347	$124,347	$2,512,059	$5,538,524	$(304,972)	$7,869,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2024	July 2, 2023
	(In thousands)
Operating activities:
Net income	$81,373	$605,034
Loss (income) from discontinued operations, net of income taxes	19,929	(521,567)
Income from continuing operations	101,302	83,467
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	22,218	23,526
Restructuring and other costs, net	22,201	5,104
Depreciation and amortization	215,146	217,938
Change in fair value of contingent consideration	6,349	1,085
Amortization of deferred debt financing costs and accretion of discounts	3,509	3,818
Change in fair value of financial securities	(6,971)	(745)
Debt extinguishment income	—	(3,345)
Unrealized foreign exchange (gain) loss	(857)	23,679
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	28,194	(10,216)
Inventories	17,251	(26,775)
Accounts payable	(22,974)	(49,225)
Accrued expenses and other	(52,894)	(240,285)
Net cash provided by operating activities of continuing operations	332,474	28,026
Net cash used in operating activities of discontinued operations	(26,290)	(99,882)
Net cash provided by (used in) operating activities	306,184	(71,856)
Investing activities:
Capital expenditures	(39,875)	(34,895)
Purchases of investments and notes receivables	(4,337)	(5,000)
Purchases of marketable securities	—	(831,219)
Proceeds from marketable securities	—	100,000
Cash paid for acquisitions, net of cash acquired	—	(686)
Net cash used in investing activities of continuing operations	(44,212)	(771,800)
Net cash provided by investing activities of discontinued operations	147,522	2,065,261
Net cash provided by investing activities	103,310	1,293,461
Financing activities:
Payments of senior unsecured notes	—	(50,835)
Payments of debt financing and equity issuance costs	—	(15)
Net (payments) proceeds of other credit facilities	(11,200)	7,231
Payments for acquisition-related contingent consideration	(8,749)	(10,117)
Proceeds from issuance of common stock under stock plans	6,032	3,215
Purchases of common stock	(30,309)	(273,299)
Dividends paid	(17,282)	(17,638)
Net cash used in financing activities	(61,508)	(341,458)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,931)	(17,571)

Net increase in cash, cash equivalents and restricted cash	335,055	862,576
Cash, cash equivalents and restricted cash at beginning of period	914,373	470,746
Cash, cash equivalents and restricted cash at end of period	$1,249,428	$1,333,322

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,248,120	$1,331,903
Restricted cash included in other current assets	1,308	1,062
Restricted cash included in other assets	—	357
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,249,428	$1,333,322

Supplemental disclosures of non-cash investing and financing activities:
Consideration receivable from sale of business	$—	$261,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC (the “2023 Form 10-K”). The balance sheet amounts at December 31, 2023 in this report were derived from the Company’s audited 2023 consolidated financial statements included in the 2023 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 30, 2024 and July 2, 2023, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

In March 2023, the Company completed the previously announced sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in the Company’s condensed consolidated financial statements.
Accounting Standards Recently Adopted: In November 2023, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends Accounting Standards Codification 280, Segment Reporting (“ASC 280”) to require public entities to disclose significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of a reportable segment’s profit or loss, on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is required to be applied retrospectively to all periods presented in the financial statements, unless impracticable. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. On January 1, 2024, the Company adopted ASU 2023-07 and it will first apply to the Company’s annual disclosures for the year ending December 29, 2024, which the Company is in the process of drafting.
Accounting Standards Not Yet Adopted: In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The guidance is required to be applied on a prospective basis; retrospective application is permitted. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Although the guidance only requires additional disclosures, the Company is in the process of determining the impact of this guidance to its income tax disclosures.

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets and major goods and service lines.

	Reportable Segments
	Three Months Ended
	June 30, 2024			July 2, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$168,413	$139,370	$307,783	$184,795	$134,032	$318,827
Europe	67,358	117,230	184,588	74,707	116,910	191,617
Asia	78,076	121,238	199,314	76,851	121,771	198,622
	$313,847	$377,838	$691,685	$336,353	$372,713	$709,066

Major goods/service lines
Life Sciences reagents	$176,852	$—	$176,852	$192,208	$—	$192,208
Life Sciences instruments	86,252	—	86,252	100,101	—	100,101
Life Sciences software	50,743	—	50,743	44,044	—	44,044
Reproductive health	—	129,175	129,175	—	128,621	128,621
Applied genomics	—	51,287	51,287	—	59,097	59,097
Immunodiagnostics	—	197,376	197,376	—	184,995	184,995
	$313,847	$377,838	$691,685	$336,353	$372,713	$709,066

	Reportable Segments
	Six Months Ended
	June 30, 2024			July 2, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$324,741	$277,396	$602,137	$348,649	$272,206	$620,855
Europe	137,003	226,147	363,150	154,992	221,522	376,514
Asia	155,140	221,178	376,318	161,153	225,409	386,562
	$616,884	$724,721	$1,341,605	$664,794	$719,137	$1,383,931

Major goods/service lines
Life Sciences reagents	$354,077	$—	$354,077	$382,086	$—	$382,086
Life Sciences instruments	167,162	—	167,162	196,275	—	196,275
Life Sciences software	95,645	—	95,645	86,433	—	86,433
Reproductive health	—	253,050	253,050	—	250,742	250,742
Applied genomics	—	98,734	98,734	—	122,507	122,507
Immunodiagnostics	—	372,937	372,937	—	345,888	345,888
	$616,884	$724,721	$1,341,605	$664,794	$719,137	$1,383,931

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
Contract balances were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Contract assets	$50,413	$52,648
Contract liabilities	(20,369)	(22,504)

Note 3: Discontinued Operations
On March 13, 2023, the Company completed the sale (the “Closing”) of the Business to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. The Company received approximately $2.27 billion in cash proceeds before transaction costs. At the Closing, the Company was entitled to an additional $75.0 million in proceeds payable in installments to commence upon the Company’s ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (“Brand Fee”). The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. During the second quarter of fiscal year 2024, the Company received the first installment of the Brand Fee. The Company expects to receive the remaining balance of the Brand Fee in installments through the first quarter of 2025. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. The Company received approximately $138.5 million of cash for post-closing adjustments during the second quarter of fiscal year 2024. During the three and six months ended June 30, 2024, the Company recognized $23.7 million and $25.5 million, respectively, of other expense primarily due to the adjustment to the receivable related to the post-closing adjustment and divestiture-related costs in gain on sale.
In connection and concurrent with the Closing, the Company also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months from the Closing. The costs and amounts of reimbursements related to the TSA and other commercial transactions between the parties were not significant in fiscal year 2023 or the first half of fiscal year 2024. The amounts in future periods are not expected to be significant.
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

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Revenue	$—	$—	$—	$175,423
Cost of revenue	—	—	—	124,647
Selling, general and administrative expenses	—	—	—	74,794
Research and development expenses	—	—	—	10,434
Operating loss	—	—	—	(34,452)
Other (expense) income:
(Loss) gain on sale	(23,749)	(31,232)	(25,459)	835,687
Other income, net	—	—	—	913
Total other (expense) income	(23,749)	(31,232)	(25,459)	836,600
(Loss) income from discontinued operations before income taxes	(23,749)	(31,232)	(25,459)	802,148
(Benefit from) provision for income taxes	(6,503)	(8,169)	(5,530)	280,581
(Loss) income from discontinued operations	$(17,246)	$(23,063)	$(19,929)	$521,567

Note 4: Interest and Other Expense, Net

Interest and other (income) expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Interest income	$(20,512)	$(25,046)	$(40,598)	$(30,318)
Interest expense	24,717	26,007	49,114	48,745
Change in fair value of financial securities	(7,777)	2,023	(6,971)	(745)
Other components of net periodic pension cost	1,905	2,286	3,822	4,475
Foreign exchange losses and other expense, net	729	1,232	3,262	31,024
Total interest and other (income) expense, net	$(938)	$6,502	$8,629	$53,181

Note 5: Inventories, net

Inventories, net consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Raw materials	$197,619	$197,268
Work in progress	71,366	69,176
Finished goods	132,447	161,618
Total inventories, net	$401,432	$428,062

Note 6: Debt

The Company’s debt consisted of the following:

	June 30, 2024
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(1,604)	$(1,604)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026	535,700	(1,121)	(1,029)	533,550
1.900% Senior Unsecured Notes due in 2028	500,000	(224)	(2,707)	497,069
3.3% Senior Unsecured Notes due in 2029	850,000	(1,580)	(4,372)	844,048
2.55% Senior Unsecured Notes due in March 2031	400,000	(93)	(2,455)	397,452
2.250% Senior Unsecured Notes due in September 2031	500,000	(1,124)	(3,231)	495,645
3.625% Senior Unsecured Notes due in 2051	400,000	(3)	(4,091)	395,906
Other Debt Facilities, non-current	534	—	—	534
Total Long-Term Debt	$3,186,234	$(4,145)	$(19,489)	$3,162,600
Current Portion of Long-term Debt:
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	711,479	(35)	(383)	711,061
Other Debt Facilities, current	353	—	—	353
Total Current Portion of Long-Term Debt	711,832	(35)	(383)	711,414
Total	$3,898,066	$(4,180)	$(19,872)	$3,874,014

At June 30, 2024, the Company had outstanding U.S. treasury securities with a carrying amount of $706.1 million whose proceeds upon maturity are intended to be utilized to repay the outstanding 2024 Notes due in September 2024 (see Note 12).

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

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Number of common shares—basic	123,354	125,215	123,391	125,745
Effect of dilutive securities:
Stock options	39	123	51	136
Restricted stock awards	84	60	52	37
Number of common shares—diluted	123,477	125,398	123,494	125,918
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	998	767	2,030	766
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
Revenue and operating income (loss) from continuing operations by reportable segment are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Revenues
Life Sciences	$313,847	$336,353	$616,884	$664,794
Diagnostics	378,045	372,919	725,137	719,549
Revenue purchase accounting adjustments	(207)	(206)	(416)	(412)
Total revenues	$691,685	$709,066	$1,341,605	$1,383,931

Segment Operating Income
Life Sciences	$112,401	$127,759	$214,126	$257,218
Diagnostics	97,915	85,241	173,345	159,673
Corporate	(11,449)	(8,707)	(22,810)	(23,404)
Subtotal reportable segments adjusted operating income	198,867	204,293	364,661	393,487
Amortization of intangible assets	(90,620)	(92,758)	(181,858)	(184,569)
Purchase accounting adjustments	(623)	(2,891)	(7,245)	(1,977)
Acquisition, divestiture and rebranding costs	(5,779)	(28,579)	(17,241)	(46,530)
Significant litigation matters and settlements	(6,276)	—	(6,276)	—
Significant environmental matters	—	—	—	(1,132)
Restructuring and other, net	(9,845)	(2,009)	(22,201)	(5,104)
Operating income from continuing operations	85,724	78,056	129,840	154,175
Interest and other (income) expense, net (see Note 4)	(938)	6,502	8,629	53,181
Income from continuing operations before income taxes	$86,662	$71,554	$121,211	$100,994

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(341,322)	$(275,678)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net gains (losses) on marketable securities, net of income taxes	186	(216)
Accumulated other comprehensive loss	$(341,934)	$(276,692)

Stock Repurchases:
On April 27, 2023, the Company's Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on April 26, 2025, unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended June 30, 2024, the Company repurchased 188,532 shares of common stock under the Repurchase Program for an aggregate cost of $19.3 million. During the six months ended June 30, 2024, the Company repurchased 251,702 shares of common stock under the Repurchase Program for an aggregate cost of $25.8 million. As of June 30, 2024, $329.6 million remained available for aggregate repurchases of shares under the Repurchase Program.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended June 30, 2024, the Company repurchased 7,574 shares of common stock for this purpose at an aggregate cost of $0.8 million. During the six months ended June 30, 2024, the Company repurchased 47,658 shares of common stock for this purpose at an aggregate cost of $5.0 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2024 and in each quarter of fiscal year 2023. At June 30, 2024, the Company had accrued $8.6 million for dividends declared on April 25, 2024 for the second quarter of fiscal year 2024 that will be paid in August 2024. On July 25, 2024, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2024 that will be payable in November 2024. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 31, 2023	$4,587,938	$1,945,612	$6,533,550
Foreign currency translation	(25,686)	(10,893)	(36,579)
Balance at June 30, 2024	$4,562,252	$1,934,719	$6,496,971

Identifiable intangible asset balances by category were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Patents	$27,808	$27,811
Less: Accumulated amortization	(26,181)	(26,072)
Net patents	1,627	1,739
Trade names and trademarks	143,930	145,542
Less: Accumulated amortization	(82,645)	(73,781)
Net trade names and trademarks	61,285	71,761
Licenses	26,866	27,018
Less: Accumulated amortization	(17,077)	(16,551)
Net licenses	9,789	10,467
Core technology	1,572,822	1,582,458
Less: Accumulated amortization	(673,335)	(607,814)
Net core technology	899,487	974,644
Customer relationships	2,820,177	2,842,531
Less: Accumulated amortization	(966,878)	(878,821)
Net customer relationships	1,853,299	1,963,710
Total	$2,825,487	$3,022,321
Total amortization expense related to amortizable intangible assets was $90.6 million and $181.9 million for the three and six months ended June 30, 2024, respectively, and $92.8 million and $184.6 million for the three and six months ended July 2, 2023, respectively. Estimated amortization expense related to amortizable intangible assets is $177.5 million for the remainder of fiscal year 2024, $332.9 million for fiscal year 2025, $326.8 million for fiscal year 2026, $299.8 million for fiscal year 2027, and $274.3 million for fiscal year 2028.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $432.0 million, $412.1 million and $296.4 million at June 30, 2024, December 31, 2023 and July 2, 2023, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended June 30, 2024 and July 2, 2023.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of June 30, 2024, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(3.8) million and $(17.7) million for the three and six months ended June 30, 2024, and $2.7 million and $12.0 million for the three and six months ended July 2, 2023, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of June 30, 2024.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 30, 2024.  The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2024 and December 31, 2023 classified in one of the three classifications described above:

		Fair Value Measurements at June 30, 2024 Using:
	Total Carrying Value at June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$24,016	$24,016	$—	$—
Foreign exchange derivative assets	1,025	—	1,025	—
Foreign exchange derivative liabilities	(693)	—	(693)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(30,540)	—	—	(30,540)

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$13,913	$13,913	$—	$—
Foreign exchange derivative assets	1,697	—	1,697	—
Foreign exchange derivative liabilities	(1,763)	—	(1,763)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(40,005)	—	—	(40,005)
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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both June 30, 2024 and December 31, 2023, none of the master netting arrangements involved collateral.
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
A reconciliation of the beginning and ending Level 3 asset for contingent consideration is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Balance at beginning of period	$14,890	$15,930	$14,890	$—
Amount recognized upon the sale of the Business	—	—	—	15,930
Change in fair value	—	—	—	—
Balance at end of period	$14,890	$15,930	$14,890	$15,930

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
A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Balance at beginning of period	$(30,516)	$(43,834)	$(40,005)	$(46,618)
Amounts paid and foreign currency translation	152	8,718	15,814	10,142
Change in fair value (included within selling, general and administrative expenses)	(176)	(2,445)	(6,349)	(1,085)
Balance at end of period	$(30,540)	$(37,561)	$(30,540)	$(37,561)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s investments in U.S. treasury securities that are classified as held-to-maturity had a fair value of $704.5 million and a carrying value of $706.1 million as of June 30, 2024. The Company’s investments in U.S. treasury securities that are classified as held-to-maturity had a fair value of $688.7 million and a carrying value of $689.9 million as of December 31, 2023. The fair values were classified as Level 1.
The Company’s outstanding senior unsecured notes had a fair value of $3,469.7 million and a carrying value of $3,874.7 million as of June 30, 2024. The Company’s outstanding senior unsecured notes had a fair value of $3,474.5 million and a carrying value of $3,889.3 million as of December 31, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $0.9 million and $10.3 million as of June 30, 2024 and December 31, 2023, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $14.5 million and $14.1 million as of June 30, 2024 and December 31, 2023, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at June 30, 2024 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the Second Quarter of Fiscal Year 2024
Our overall revenue in the second quarter of fiscal year 2024 was $691.7 million which decreased by $17.4 million, or 2%, as compared to the second quarter of fiscal year 2023, reflecting a decrease of $22.5 million, or 7%, in our Life Sciences segment revenue, which was partially offset by an increase of $5.1 million, or 1%, in our Diagnostics segment revenue. The decrease in our Life Sciences segment revenue for the second quarter of fiscal year 2024 was driven by a decrease in reagents revenue and instruments revenue due to market headwinds, partially offset by an increase in software revenue. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2024 was driven by increased demand in our immunodiagnostics and reproductive health businesses, partially offset by a decrease in revenue from our applied genomics business.
Our consolidated gross margins decreased 101 basis points in the second quarter of fiscal year 2024, as compared to the second quarter of fiscal year 2023, primarily due to lower sales volume and increased material costs, partially offset by pricing actions, productivity gains, and transportation cost initiatives. Our consolidated operating margins increased from 11% to 12% in the second quarter of fiscal year 2024, as compared to the second quarter of fiscal year 2023, primarily due to productivity gains and cost containment more than offsetting lower gross margins.

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

For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended June 30, 2024 was $691.7 million, as compared to $709.1 million for the three months ended July 2, 2023, a decrease of $17.4 million, or approximately 2%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $313.8 million for the three months ended June 30, 2024, as compared to $336.4 million for the three months ended July 2, 2023, a decrease of $22.5 million, or 7%, driven by a decrease of $15.4 million in reagents revenue and a decrease of $13.8 million in instruments revenue, partially offset by an increase of $6.7 million in software revenue. Diagnostics segment revenue was $378.0 million for the three months ended June 30, 2024, as compared to $372.9 million for the three months ended July 2, 2023, an increase of $5.1 million, or 1%, due to an increase of $12.4 million in immunodiagnostics revenue and an increase of $0.6 million in reproductive health revenue, partially offset by a decrease of $7.8 million in applied genomics revenue.
Revenue for the six months ended June 30, 2024 was $1,341.6 million, as compared to $1,383.9 million for the six months ended July 2, 2023, a decrease of $42.3 million, or approximately 3%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $616.9 million for the six months ended June 30, 2024, as compared to $664.8 million for the six months ended July 2, 2023, a decrease of $47.9 million, or 7%, driven by a decrease of $29.1 million in instruments revenue and a decrease of $28.0 million in reagents revenue, partially offset by an increase of $9.2 million in software revenue. Diagnostics segment revenue was $725.1 million for the six months ended June 30, 2024, as compared to $719.5 million for the six months ended July 2, 2023, an increase of $5.6 million, or 1%, due to an increase of $27.0 million in immunodiagnostics revenue and an increase of $2.3 million in reproductive health revenue, partially offset by a decrease of $23.8 million in applied genomics revenue.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2024 was $306.2 million, as compared to $306.7 million for the three months ended July 2, 2023, a decrease of $0.6 million, or less than 1%. As a percentage of revenue, cost of revenue increased to 44.3% for the three months ended June 30, 2024, from 43.3% for the three months ended July 2, 2023, resulting in a decrease in gross margin of 101 basis points to 55.7% for the three months ended June 30, 2024, from 56.7% for the three months ended July 2, 2023, primarily due to lower sales volume and increased material costs, partially offset by pricing actions, productivity gains and transportation cost initiatives. Rebranding costs were $1.6 million for the three months ended June 30, 2024. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.2 million for the three months ended June 30, 2024, as compared to $0.8 million for the three months ended July 2, 2023. Amortization of intangible assets was $37.3 million for the three months ended June 30, 2024, as compared to $38.9 million for the three months ended July 2, 2023.
Cost of revenue for the six months ended June 30, 2024 was $601.1 million, as compared to $600.2 million for the six months ended July 2, 2023, an increase of $0.8 million, or less than 1%. As a percentage of revenue, cost of revenue increased to 44.8% for the six months ended June 30, 2024, from 43.4% for the six months ended July 2, 2023, resulting in a decrease in gross margin of 143 basis points to 55.2% for the six months ended June 30, 2024, from 56.6% for the six months ended July 2, 2023, primarily due to lower sales volume and increased material costs, partially offset by pricing actions and productivity gains. Rebranding costs were $6.1 million for the six months ended June 30, 2024. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.4 million for the six months ended June 30, 2024, as compared to $1.7 million for the six months ended July 2, 2023. Amortization of intangible assets was $72.7 million for the six months ended June 30, 2024, as compared to $77.3 million for the six months ended July 2, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 were $251.7 million, as compared to $267.0 million for the three months ended July 2, 2023, a decrease of $15.4 million, or 6%. As a percentage of revenue, selling, general and administrative expenses decreased and were 36.4% for the three months ended June 30, 2024, as compared to 37.7% for the three months ended July 2, 2023. Amortization of intangible assets decreased and was $53.3 million for the three months ended June 30, 2024, as compared to $53.9 million for the three months ended July 2, 2023. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition added an incremental expense of $3.3 million for the three months ended June 30, 2024, as compared to $26.6 million for the three months ended July 2, 2023. Purchase accounting adjustments added an incremental expense of $0.2 million for the three months ended June 30, 2024, which primarily consisted of a change in contingent consideration, as compared to $2.5 million for the three months ended July 2, 2023. The above decreases were partially offset by an increase in restructuring and other costs, net, which was $9.8 million for the three months ended June 30, 2024, as compared to $2.0 million for the three months ended July 2, 2023. Significant litigation matters and settlements added an incremental expense of $6.3 million for the three months ended June 30, 2024. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the six months ended June 30, 2024 were $512.2 million, as compared to $515.6 million for the six months ended July 2, 2023, a decrease of $3.4 million, or 1%. As a percentage of revenue, selling, general and administrative expenses increased and were 38.2% for the six months ended June 30, 2024, as compared to 37.3% for the six months ended July 2, 2023. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $9.4 million for the six months ended June 30, 2024, as compared to $42.4 million for the six months ended July 2, 2023. Costs for significant environmental matters added an incremental expense of $1.1 million for the six months ended July 2, 2023. The above decreases were partially offset by an increase in amortization of intangible assets, which was $109.2 million for the six months ended June 30, 2024, as compared to $107.3 million for the six months ended July 2, 2023. Restructuring and other costs, net, increased and was $22.2 million for the six months ended June 30, 2024, as compared to $5.1 million for the six months ended July 2, 2023. Purchase accounting adjustments added an incremental expense of $6.4 million for the six months ended June 30, 2024, which primarily consisted of a change in contingent consideration, as compared to $1.2 million for the six months ended July 2, 2023. Significant litigation matters and settlements added an incremental expense of $6.3 million for the six months ended June 30, 2024. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2024 were $48.1 million, as compared to $57.3 million for the three months ended July 2, 2023, a decrease of $9.1 million, or 16%. As a percentage of revenue, research and development expenses decreased and were 7.0% for the three months ended June 30, 2024, as compared to 8.1% for the three months ended July 2, 2023. The decrease in research and development expenses was primarily driven by cost containment and productivity initiatives, as well as a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $0.7 million for the three months ended June 30, 2024 as compared to $1.2 million for the three months ended July 2, 2023.
Research and development expenses for the six months ended June 30, 2024 were $98.5 million, as compared to $113.9 million for the six months ended July 2, 2023, a decrease of $15.5 million, or 14%. As a percentage of revenue, research and development expenses decreased and were 7.3% for the six months ended June 30, 2024, as compared to 8.2% for the six months ended July 2, 2023. The decrease in research and development expenses was primarily driven by cost containment and productivity initiatives, as well as a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $1.4 million for the six months ended June 30, 2024 as compared to $2.4 million for the six months ended July 2, 2023.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Interest income	$(20,512)	$(25,046)	$(40,598)	$(30,318)
Interest expense	24,717	26,007	49,114	48,745
Change in fair value of financial securities	(7,777)	2,023	(6,971)	(745)
Other components of net periodic pension cost	1,905	2,286	3,822	4,475
Foreign exchange losses and other expense, net	729	1,232	3,262	31,024
Total interest and other (income) expense, net	$(938)	$6,502	$8,629	$53,181
The decrease in interest income for the three months ended June 30, 2024, as compared to the three months ended July 2, 2023 was primarily due to a decrease in investments. Interest expense was lower for the three months ended June 30, 2024 as compared to the same period in prior year primarily due to a lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2023.
The increase in interest income for the six months ended June 30, 2024 as compared to the six months ended July 2, 2023 was primarily due to an increase in investments and higher interest rates. Foreign exchange losses and other expense, net, was lower for the six months ended June 30, 2024 as compared to the same period in prior year mainly due to a foreign exchange loss of $23.7 million that was recognized during the six months ended July 2, 2023, related to the cash proceeds from the sale of the Business that were held offshore.
Provision for Income Taxes
The provision for income taxes from continuing operations was $14.1 million for the three months ended June 30, 2024, as compared to $12.9 million for the three months ended July 2, 2023. The provision for income taxes from continuing operations was $19.9 million for the six months ended June 30, 2024, as compared to $17.5 million for the six months ended July 2, 2023.
The effective tax rate from continuing operations was 16.2% and 16.4% for the three and six months ended June 30, 2024, respectively, as compared to 18.1% and 17.4% for the three and six months ended July 2, 2023, respectively. The effective tax rate during the three months ended June 30, 2024 was lower primarily due to return to provision adjustments in foreign locations pertaining to prior year provision that were recorded in 2024. The effective tax rate during the six months ended June 30, 2024 was lower primarily due to return to provision adjustments in foreign locations pertaining to prior year provision that were recorded in 2024. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2024.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended June 30, 2024 was $313.8 million, as compared to $336.4 million for the three months ended July 2, 2023, a decrease of $22.5 million, or 7%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The decrease in our Life Sciences segment revenue during the three months ended June 30, 2024 was driven by a decrease of $15.4 million in reagents revenue and a decrease of $13.8 million in instruments revenue, partially offset by an increase of $6.7 million in software revenue.
Revenue for the six months ended June 30, 2024 was $616.9 million, as compared to $664.8 million for the six months ended July 2, 2023, a decrease of $47.9 million, or 7%. The decrease in our Life Sciences segment revenue during the six months ended June 30, 2024 was driven by a decrease of $29.1 million in instruments revenue and a decrease of $28.0 million in reagents revenue, partially offset by an increase of $9.2 million in software revenue.
Segment operating income for the three months ended June 30, 2024 was $112.4 million, as compared to $127.8 million for the three months ended July 2, 2023, a decrease of $15.4 million, or 12%. Segment operating margin decreased 217 basis points in the three months ended June 30, 2024, as compared to the three months ended July 2, 2023, primarily due to lower sales volume and unfavorable product mix, partially offset by pricing actions and cost containment.
Segment operating income for the six months ended June 30, 2024 was $214.1 million, as compared to $257.2 million for the six months ended July 2, 2023, a decrease of $43.1 million, or 17%. Segment operating margin decreased 398 basis points in the six months ended June 30, 2024, as compared to the six months ended July 2, 2023, primarily due to lower sales volume and unfavorable product mix, partially offset by pricing actions and productivity initiatives.
Diagnostics
Revenue for the three months ended June 30, 2024 was $378.0 million, as compared to $372.9 million for the three months ended July 2, 2023, an increase of $5.1 million, or 1%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the three months ended June 30, 2024 was driven by an increase of $12.4 million in immunodiagnostics revenue and an increase of $0.6 million in reproductive health revenue, partially offset by a decrease of $7.8 million in applied genomics revenue.
Revenue for the six months ended June 30, 2024 was $725.1 million, as compared to $719.5 million for the six months ended July 2, 2023, an increase of $5.6 million, or 1%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the six months ended June 30, 2024 was driven by an increase of $27.0 million in immunodiagnostics revenue and an increase of $2.3 million in reproductive health revenue, partially offset by a decrease of $23.8 million in applied genomics revenue.
Segment operating income for the three months ended June 30, 2024 was $97.9 million, as compared to $85.2 million for the three months ended July 2, 2023, an increase of $12.7 million, or 15%. Segment operating margin increased 304 basis points in the three months ended June 30, 2024, as compared to the three months ended July 2, 2023, primarily due to higher sales volume, pricing actions, cost containment, and productivity initiatives.
Segment operating income for the six months ended June 30, 2024 was $173.3 million, as compared to $159.7 million for the six months ended July 2, 2023, an increase of $13.7 million, or 9%. Segment operating margin increased 171 basis points in the six months ended June 30, 2024, as compared to the six months ended July 2, 2023, primarily due to higher sales volume, pricing actions, cost containment, and productivity initiatives.

Discontinued Operations
On March 13, 2023, we completed the sale (the “Closing”) of certain assets and the equity interests of certain entities constituting our Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. We received approximately $2.27 billion in cash proceeds before transaction costs. At Closing, we were entitled to an additional $75.0 million in proceeds payable in installments to commence upon our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (“Brand Fee”). The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. During the second quarter of fiscal year 2024, we received the first installment of the Brand Fee. We expect to receive the remaining balance of the Brand Fee in installments through the first quarter of 2025. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. We received approximately $138.5 million of cash for post-closing adjustments during the second quarter of fiscal year 2024.
The Business is reported for all periods as discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as (Loss) income from discontinued operations in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Revenue	$—	$—	$—	$175,423
Cost of revenue	—	—	—	124,647
Selling, general and administrative expenses	—	—	—	74,794
Research and development expenses	—	—	—	10,434
Operating loss	—	—	—	(34,452)
Other (expense) income:
(Loss) gain on sale	(23,749)	(31,232)	(25,459)	835,687
Other income, net	—	—	—	913
Total other (expense) income	(23,749)	(31,232)	(25,459)	836,600
(Loss) income from discontinued operations before income taxes	(23,749)	(31,232)	(25,459)	802,148
(Benefit from) provision for income tax	(6,503)	(8,169)	(5,530)	280,581
(Loss) income from discontinued operations	$(17,246)	$(23,063)	$(19,929)	$521,567
The results of discontinued operations during the three and six months ended July 2, 2023 include the results of the Business through March 13, 2023. During the three and six months ended June 30, 2024, we recognized $23.7 million and $25.5 million, respectively, of other expense primarily due to the adjustment to the receivable related to the post-closing adjustment and divestiture-related costs in gain on sale. During the three and six months ended July 2, 2023, we recognized $31.2 million and $31.7 million, respectively, of other expense primarily due to divestiture-related costs in gain on sale.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations, borrowing capacity available under our senior unsecured revolving credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities, such as contributions to our postretirement benefit plans. The sale of the Business generated approximately $2.27 billion in cash proceeds. We expect to continue to use these proceeds for a combination of funding upcoming debt maturities, opportunistic share repurchases and continued strategic and value creating acquisitions.

At June 30, 2024, we had cash and cash equivalents of $1,248.1 million, of which $430.9 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. At June 30, 2024, we had investments in U.S. treasury securities with a carrying amount of $706.1 million whose proceeds upon maturity are intended to be utilized to repay our outstanding 0.850% Senior Unsecured Notes due in September 2024 (“2024 Notes”).
In connection with the sale of the Business, we expect to receive the remaining balance related to the Brand Fee of $65.6 million as of June 30, 2024, in installments through the first quarter of 2025.
On April 27, 2023, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on April 26, 2025, unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended June 30, 2024, we repurchased 188,532 shares of common stock under the Repurchase Program for an aggregate cost of $19.3 million. During the six months ended June 30, 2024, we repurchased 251,702 shares of common stock under the Repurchase Program for an aggregate cost of $25.8 million. As of June 30, 2024, $329.6 million remained available for aggregate repurchases of shares under the Repurchase Program. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of June 30, 2024, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $80.9 million. As of June 30, 2024, we have recorded contingent consideration obligations of $30.5 million, of which $12.5 million was recorded in accrued expenses and other current liabilities, and $18.0 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 7.4 years from June 30, 2024, and the remaining weighted average expected earnout period at June 30, 2024 was 4.6 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the six months ended June 30, 2024, we contributed $3.4 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $3.5 million by the end of fiscal year 2024. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
We may from time to time, evaluate various opportunities to deploy capital towards the repayment or early retirement of our outstanding debt, including without limitation through the purchase of U.S. treasury securities whose proceeds upon maturity may be utilized to repay outstanding debt securities or used to fund our operations. We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
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
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $332.5 million for the six months ended June 30, 2024, as compared to $28.0 million for the six months ended July 2, 2023, an increase of $304.4 million, primarily due to higher income from continuing operations and less cash used for investments in working capital during the six months ended June 30, 2024 as compared to the six months ended July 2, 2023. The cash provided by operating activities for the six months ended June 30, 2024 was principally a result of income from continuing operations of $101.3 million, adjustments for non-cash charges aggregating to $261.6 million, including depreciation and amortization of $215.1 million, and a net cash decrease in working capital of $30.4 million. The cash provided by operating activities for the six months ended July 2, 2023 was principally a result of income from continuing operations of $83.5 million, and adjustments for non-cash charges aggregating to $271.1 million, including depreciation and amortization of $217.9 million, as well as net cash decrease in working capital of $326.5 million.

Investing Activities. Net cash used in investing activities of our continuing operations was $44.2 million for the six months ended June 30, 2024, as compared to $771.8 million for the six months ended July 2, 2023, a decrease of $727.6 million. For the six months ended June 30, 2024, the net cash used for capital expenditures was $39.9 million, as compared to $34.9 million for the six months ended July 2, 2023. During the six months ended June 30, 2024, purchases of investments and notes receivables were $4.3 million, as compared to $5.0 million for the six months ended July 2, 2023. During the six months ended July 2, 2023, purchases of investments in U.S. treasury securities amounted to $831.2 million, and net cash used for acquisitions was $0.7 million, which were partially offset by proceeds from maturity of U.S. treasury securities totaling $100.0 million.
Financing Activities. Net cash used in financing activities was $61.5 million for the six months ended June 30, 2024, as compared to $341.5 million for the six months ended July 2, 2023, a decrease in net cash used in financing activities of $280.0 million. During the six months ended June 30, 2024, we made net payments of $11.2 million on debts, as compared to $43.6 million during the six months ended July 2, 2023. The changes in both periods reflect our intentions to pay down debt, which we expect to continue throughout fiscal year 2024. During the six months ended June 30, 2024, we repurchased shares of our common stock for a total cost of $30.3 million, as compared to $273.3 million in the prior year period. We paid $8.7 million for acquisition-related contingent consideration during the six months ended June 30, 2024, as compared to $10.1 million in the prior year period. We paid $17.3 million in dividends for the six months ended June 30, 2024, as compared to $17.6 million for the six months ended July 2, 2023. The cash used in financing activities during the six months ended June 30, 2024 was partially offset by proceeds from the issuance of common stock under our stock plans of $6.0 million during the six months ended June 30, 2024, as compared to $3.2 million for the six months ended July 2, 2023.
Borrowing Arrangements
At June 30, 2024, our 2024 Notes had $711.5 million in outstanding principal and we had investments in U.S. treasury securities with a carrying amount of $706.1 million whose proceeds upon maturity are intended to be utilized to repay the outstanding 2024 Notes. See Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2023 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first and second quarters of fiscal year 2024 and in each quarter of fiscal year 2023. At June 30, 2024, we had accrued $8.6 million for dividends declared on April 25, 2024 for the second quarter of fiscal year 2024 that will be paid in August 2024. On July 25, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2024 that will be payable in November 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
On January 1, 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) and it will first apply to the annual disclosures for the year ending December 29, 2024, which we are in the process of drafting. See Note 1, Basis of Presentation, in the Notes to the Consolidated Statements for a detailed discussion.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt; however, there is $0.9 million of variable rate instruments. Our cash and cash equivalents, for which we receive interest at variable rates, were $1,248.1 million at June 30, 2024. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at June 30, 2024.
Interest Rate Risk—Sensitivity. Our 2023 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at June 30, 2024 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
    Our growth and profitability are subject to global economic and political conditions, and operational disruptions at our facilities.
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
As of June 30, 2024, our total assets included $9.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On April 25, 2024, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2024 that will be paid in August 2024. On July 25, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2024 that will be payable in November 2024. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2024—April 28, 2024	125,005	$101.68	108,661	$337,865,445
April 29, 2024—May 26, 2024	52,146	103.16	61,278	331,556,677
May 27, 2024—June 30, 2024	18,955	104.50	18,593	329,615,266
Activity for quarter ended June 30, 2024	196,106	$102.35	188,532	$329,615,266
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended June 30, 2024, we repurchased 7,574 shares of common stock for this purpose at an aggregate cost of $0.8 million.

(2)On April 27, 2023, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600 million under a stock repurchase program (the “Repurchase Program”). During the three months ended June 30, 2024, we repurchased 188,532 shares of common stock under the Repurchase Program for an aggregate cost of $19.3 million. As of June 30, 2024, $329.6 million remained available for aggregate repurchases of shares under the Repurchase Program. The Repurchase Program will expire on April 26, 2025, unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, Prahlad Singh and Tajinder S. Vohra, each an officer for purposes of Section 16 of the Securities Exchange Act of 1934, adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Prahlad Singh	President and Chief Executive Officer	May 6, 2024	January 30, 2025 - January 31, 2025	Up to 18,365
Tajinder S. Vohra	Senior Vice President, Global Operations	June 7, 2024	January 7, 2025 - January 8, 2025	Up to 11,953

During the three months ended June 30, 2024, none of our directors or officers adopted a “non-Rule 10b5-1 trading arrangement”, or terminated “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.
On April 9, 2024, Mr. Singh terminated in its entirety, his “Rule 10b5-1 trading arrangement” that was adopted on February 29, 2024, which provided for the sale of up to 18,365 securities of our Company's common stock and had an expiration date of February 28, 2025.

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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended June 30, 2024 (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and July 2, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and July 2, 2023, (iv) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2024 and July 2, 2023, (vi) Condensed Consolidated Statements of

Cash Flows for the six months ended June 30, 2024 and July 2, 2023, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

August 6, 2024	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

August 6, 2024	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Controller (Principal Accounting Officer)