Form 10-Q
period 2024-09-29
REVVITY, INC.
filed 2024-11-06
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-5075
_______________________________________
Revvity, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Massachusetts			04-2052042
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

77 4th Avenue,	Waltham,	Massachusetts	02451
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 1, 2024, there were outstanding 121,702,145 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands, except per share data)
Product revenue	$598,773	$586,676	$1,771,419	$1,803,412
Service revenue	85,276	84,063	254,235	251,258
Total revenue	684,049	670,739	2,025,654	2,054,670
Cost of product revenue	268,391	265,178	805,583	797,645
Cost of service revenue	30,842	33,045	94,702	100,812
Total cost of revenue	299,233	298,223	900,285	898,457
Selling, general and administrative expenses	237,521	250,249	749,742	765,828
Research and development expenses	49,144	53,039	147,636	166,982
Operating income from continuing operations	98,151	69,228	227,991	223,403
Interest and other (income) expense, net	(2,206)	18,625	6,423	71,806
Income from continuing operations before income taxes	100,357	50,603	221,568	151,597
Provision for income taxes	6,971	18,134	26,880	35,661
Income from continuing operations	93,386	32,469	194,688	115,936
Income (loss) from discontinued operations	981	(22,972)	(18,948)	498,595
Net income	$94,367	$9,497	$175,740	$614,531

Basic earnings per share:
Income from continuing operations	$0.76	$0.26	$1.58	$0.93
Income (loss) from discontinued operations	0.01	(0.18)	(0.15)	3.98
Net income	$0.77	$0.08	$1.43	$4.91
Diluted earnings per share:
Income from continuing operations	$0.76	$0.26	$1.58	$0.93
Income (loss) from discontinued operations	0.01	(0.18)	(0.15)	3.98
Net income	$0.77	$0.08	$1.42	$4.90
Weighted average shares of common stock outstanding:
Basic	122,810	123,992	123,198	125,161
Diluted	123,026	124,203	123,336	125,335

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Net income	$94,367	$9,497	$175,740	$614,531
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes:
Amounts recognized in other comprehensive income (loss)	109,774	(74,258)	44,130	(22,844)
Amounts recognized in discontinued operations	—	—	—	90,814
Net foreign currency translation adjustments, net of income taxes	109,774	(74,258)	44,130	67,970
Unrealized gain (loss) on securities, net of income taxes	245	(10)	647	287
Other comprehensive income (loss)	110,019	(74,268)	44,777	68,257
Comprehensive income (loss)	$204,386	$(64,771)	$220,517	$682,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2024	December 31, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,229,778	$913,163
Marketable securities	—	689,916
Accounts receivable, net	602,141	632,811
Inventories, net	404,570	428,062
Other current assets	211,917	337,139
Total current assets	2,448,406	3,001,091
Property, plant and equipment, net	517,932	509,654
Operating lease right-of-use assets, net	149,305	155,083
Intangible assets, net	2,763,211	3,022,321
Goodwill	6,558,660	6,533,550
Other assets, net	332,223	342,966
Total assets	$12,769,737	$13,564,665
Current liabilities:
Current portion of long-term debt	$1,045	$721,872
Accounts payable	176,407	204,121
Accrued expenses and other current liabilities	510,488	524,470
Total current liabilities	687,940	1,450,463
Long-term debt	3,185,699	3,177,770
Deferred taxes and other long-term liabilities	845,998	930,946
Operating lease liabilities	128,399	132,747
Total liabilities	4,848,036	5,691,926
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 122,091,000 shares and 123,426,000 shares at September 29, 2024 and December 31, 2023, respectively	122,091	123,426
Capital in excess of par value	2,272,405	2,416,793
Retained earnings	5,759,120	5,609,212
Accumulated other comprehensive loss	(231,915)	(276,692)
Total stockholders’ equity	7,921,701	7,872,739
Total liabilities and stockholders’ equity	$12,769,737	$13,564,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine-Month Period Ended September 29, 2024
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	26,013	—	26,013
Other comprehensive loss	—	—	—	—	(48,662)	(48,662)
Dividends	—	—	—	(8,645)	—	(8,645)
Exercise of employee stock options	75	75	4,036	—	—	4,111
Purchases of common stock	(103)	(103)	(10,653)	—	—	(10,756)
Issuance of common stock for long-term incentive program	94	94	9,041	—	—	9,135
Stock compensation	—	—	2,561	—	—	2,561
Balance, March 31, 2024	123,492	$123,492	$2,421,778	$5,626,580	$(325,354)	$7,846,496
Net income	—	—	—	55,360	—	55,360
Other comprehensive loss	—	—	—	—	(16,580)	(16,580)
Dividends	—	—	—	(8,643)	—	(8,643)
Exercise of employee stock options	22	22	1,837	—	—	1,859
Issuance of common stock for employee stock purchase plans	14	14	1,414	—	—	1,428
Purchases of common stock	(196)	(196)	(19,943)	—	—	(20,139)
Issuance of common stock for long-term incentive program	36	36	8,030	—	—	8,066
Stock compensation	—	—	2,467	—	—	2,467
Balance, June 30, 2024	123,368	$123,368	$2,415,583	$5,673,297	$(341,934)	$7,870,314
Net income	—	—	—	94,367	—	94,367
Other comprehensive income	—	—	—	—	110,019	110,019
Dividends	—	—	—	(8,544)	—	(8,544)
Exercise of employee stock options	2	2	139	—	—	141
Purchases of common stock	(1,285)	(1,285)	(153,833)	—	—	(155,118)
Issuance of common stock for long-term incentive program	6	6	7,871	—	—	7,877
Stock compensation	—	—	2,645	—	—	2,645
Balance, September 29, 2024	122,091	$122,091	$2,272,405	$5,759,120	$(231,915)	$7,921,701

	For the Nine-Month Period Ended October 1, 2023
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	569,475	—	569,475
Other comprehensive income	—	—	—	—	143,116	143,116
Dividends	—	—	—	(8,841)	—	(8,841)
Exercise of employee stock options	9	9	514	—	—	523
Purchases of common stock	(516)	(516)	(67,013)	—	—	(67,529)
Issuance of common stock for long-term incentive program	188	188	10,970	—	—	11,158
Stock compensation	—	—	3,032	—	—	3,032
Balance, April 2, 2023	125,981	$125,981	$2,700,558	$5,511,652	$(304,381)	$8,033,810
Net income	—	—	—	35,559	—	35,559
Other comprehensive loss	—	—	—	—	(591)	(591)
Dividends	—	—	—	(8,687)	—	(8,687)
Exercise of employee stock options	33	33	2,659	—	—	2,692
Issuance of common stock for employee stock purchase plans	15	15	1,624	—	—	1,639
Purchases of common stock	(1,707)	(1,707)	(206,439)	—	—	(208,146)
Issuance of common stock for long-term incentive program	25	25	10,768	—	—	10,793
Stock compensation	—	—	2,889	—	—	2,889
Balance, July 2, 2023	124,347	$124,347	$2,512,059	$5,538,524	$(304,972)	$7,869,958
Net income	—	—	—	9,497	—	9,497
Other comprehensive loss	—	—	—	—	(74,268)	(74,268)
Dividends	—	—	—	(8,619)	—	(8,619)
Exercise of employee stock options	6	6	500	—	—	506
Purchases of common stock	(1,013)	(1,013)	(112,449)	—	—	(113,462)
Issuance of common stock for long-term incentive program	9	9	8,154	—	—	8,163
Stock compensation	—	—	2,506	—	—	2,506
Balance, October 1, 2023	123,349	$123,349	$2,410,770	$5,539,402	$(379,240)	$7,694,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(In thousands)
Operating activities:
Net income	$175,740	$614,531
Loss (income) from discontinued operations, net of income taxes	18,948	(498,595)
Income from continuing operations	194,688	115,936
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	32,756	34,229
Restructuring and other costs, net	22,119	15,936
Depreciation and amortization	322,816	326,201
Change in fair value of contingent consideration	6,006	1,718
Amortization of deferred debt financing costs and accretion of discounts	5,051	5,800
Change in fair value of financial securities	(13,975)	12,842
Debt extinguishment gain	—	(3,422)
Unrealized foreign exchange (gain) loss	(1,063)	23,679
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	33,291	(30,913)
Inventories	26,817	(34,834)
Accounts payable	(24,782)	(85,394)
Accrued expenses and other	(114,236)	(322,995)
Net cash provided by operating activities of continuing operations	489,488	58,783
Net cash used in operating activities of discontinued operations	(35,419)	(164,124)
Net cash provided by (used in) operating activities	454,069	(105,341)
Investing activities:
Capital expenditures	(62,194)	(57,252)
Purchases of investments and notes receivables	(4,337)	(6,000)
Proceeds from investments and notes receivables	2,500	—
Purchases of marketable securities	—	(831,219)
Proceeds from marketable securities	710,000	550,000
Proceeds from disposition of businesses and assets	—	153
Cash paid for acquisitions, net of cash acquired	—	(2,086)
Net cash provided by (used in) investing activities of continuing operations	645,969	(346,404)
Net cash provided by investing activities of discontinued operations	147,522	2,074,734
Net cash provided by investing activities	793,491	1,728,330
Financing activities:
Payments of senior unsecured notes	(711,479)	(517,973)
Payments of debt financing and equity issuance costs	—	(15)
Net (payments) proceeds of other credit facilities	(10,771)	7,218
Payments for acquisition-related contingent consideration	(8,832)	(10,117)
Proceeds from issuance of common stock under stock plans	6,173	3,721
Purchases of common stock	(184,421)	(384,014)
Dividends paid	(25,915)	(26,327)
Net cash used in financing activities	(935,245)	(927,507)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,120	(28,270)

Net increase in cash, cash equivalents and restricted cash	316,435	667,212
Cash, cash equivalents and restricted cash at beginning of period	914,373	470,746
Cash, cash equivalents and restricted cash at end of period	$1,230,808	$1,137,958

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,229,778	$1,136,721
Restricted cash included in other current assets	1,030	1,237
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,230,808	$1,137,958

Supplemental disclosures of non-cash investing and financing activities:
Consideration receivable from sale of business	$—	$261,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC (the “2023 Form 10-K”). The balance sheet amounts at December 31, 2023 in this report were derived from the Company’s audited 2023 consolidated financial statements included in the 2023 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 29, 2024 and October 1, 2023, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.

In March 2023, the Company completed the sale of certain assets and the equity interests of certain entities constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”). The Business is reported for all periods as discontinued operations in the Company’s condensed consolidated financial statements.
Accounting Standards Recently Adopted: In November 2023, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends Accounting Standards Codification 280, Segment Reporting (“ASC 280”) to require public entities to disclose significant segment expenses and other segment items that are regularly provided to the chief operating decision maker and included in each reported measure of a reportable segment’s profit or loss, on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is required to be applied retrospectively to all periods presented in the financial statements, unless impracticable. On January 1, 2024, the Company adopted ASU 2023-07 and it will first apply to the Company’s annual disclosures for the year ending December 29, 2024, which the Company is in the process of drafting.
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

Note 2: Revenue

Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical markets and major goods and service lines.

	Reportable Segments
	Three Months Ended
	September 29, 2024			October 1, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$163,071	$139,254	$302,325	$159,916	$133,679	$293,595
Europe	67,708	114,330	182,038	72,638	105,420	178,058
Asia	70,142	129,544	199,686	75,301	123,785	199,086
	$300,921	$383,128	$684,049	$307,855	$362,884	$670,739

Major goods/service lines
Life Sciences reagents	$178,779	$—	$178,779	$171,924	$—	$171,924
Life Sciences instruments	78,797	—	78,797	89,658	—	89,658
Life Sciences software	43,345	—	43,345	46,273	—	46,273
Reproductive health	—	132,743	132,743	—	123,169	123,169
Applied genomics	—	52,691	52,691	—	53,434	53,434
Immunodiagnostics	—	197,694	197,694	—	186,281	186,281
	$300,921	$383,128	$684,049	$307,855	$362,884	$670,739

	Reportable Segments
	Nine Months Ended
	September 29, 2024			October 1, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$487,812	$416,650	$904,462	$508,565	$405,885	$914,450
Europe	204,711	340,477	545,188	227,630	326,942	554,572
Asia	225,282	350,722	576,004	236,454	349,194	585,648
	$917,805	$1,107,849	$2,025,654	$972,649	$1,082,021	$2,054,670

Major goods/service lines
Life Sciences reagents	$532,856	$—	$532,856	$554,010	$—	$554,010
Life Sciences instruments	245,959	—	245,959	285,933	—	285,933
Life Sciences software	138,990	—	138,990	132,706	—	132,706
Reproductive health	—	385,793	385,793	—	373,911	373,911
Applied genomics	—	151,425	151,425	—	175,941	175,941
Immunodiagnostics	—	570,631	570,631	—	532,169	532,169
	$917,805	$1,107,849	$2,025,654	$972,649	$1,082,021	$2,054,670

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
Contract liabilities: The contract liabilities primarily relate to the advance consideration received from customers for products and related services for which transfer of control has not occurred at the balance sheet date. Contract liabilities are classified as either current in “Accounts payable” or “Accrued expenses and other current liabilities” or as long-term in “Deferred taxes and long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The contract liability balances at the beginning of each period presented were generally fully recognized in the subsequent three month period. The performance obligations that are unsatisfied (or partially unsatisfied) at the end of each period presented are not material to the Company.
Contract balances were as follows:

	September 29, 2024	December 31, 2023
	(In thousands)
Contract assets	$50,561	$52,648
Contract liabilities	(20,021)	(22,504)

Note 3: Discontinued Operations
On March 13, 2023, the Company completed the sale (the “Closing”) of the Business to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. The Company received approximately $2.27 billion in cash proceeds before transaction costs. At the Closing, the Company was entitled to an additional $75.0 million in proceeds payable in installments to commence upon the Company’s ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (“Brand Fee”). The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. During the second quarter of fiscal year 2024, the Company received the first installment of the Brand Fee. The Company expects to receive the remaining balance of the Brand Fee in installments through March 2025. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. The Company received approximately $138.5 million of cash for post-closing adjustments during the second quarter of fiscal year 2024.
In connection and concurrent with the Closing, the Company also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months from the Closing. The costs and amounts of reimbursements related to the TSA and other commercial transactions between the parties were not significant in fiscal year 2023 or the nine months ended September 29, 2024. The amounts in future periods are not expected to be significant.
The Business had been reported in the Company’s Discovery & Analytical Solutions segment, which is now referred to as the Life Sciences segment. The sale of the Business represented a strategic shift that has had a major effect on the Company’s operations and financial statements. Accordingly, the Business is reported for all periods as discontinued operations in the

Company’s consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as income (loss) from discontinued operations in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Revenue	$—	$—	$—	$175,423
Cost of revenue	—	—	—	124,647
Selling, general and administrative expenses	—	—	—	74,794
Research and development expenses	—	—	—	10,434
Operating loss	—	—	—	(34,452)
Other income (expense):
Gain (loss) on sale	402	(58)	(25,057)	835,629
Other income, net	—	—	—	913
Total other (expense) income	402	(58)	(25,057)	836,542
Income (loss) from discontinued operations before income taxes	402	(58)	(25,057)	802,090
(Benefit from) provision for income taxes	(579)	22,914	(6,109)	303,495
Income (loss) from discontinued operations	$981	$(22,972)	$(18,948)	$498,595

Note 4: Interest and Other Expense, Net

Interest and other (income) expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Interest income	$(22,764)	$(23,450)	$(63,362)	$(53,768)
Interest expense	24,383	25,486	73,497	74,231
Change in fair value of financial securities	(7,004)	13,587	(13,975)	12,842
Other components of net periodic pension cost	1,956	497	5,778	4,972
Foreign exchange losses and other expense, net	1,223	2,505	4,485	33,529
Total interest and other (income) expense, net	$(2,206)	$18,625	$6,423	$71,806

Note 5: Inventories, net

Inventories, net consisted of the following:

	September 29, 2024	December 31, 2023
	(In thousands)
Raw materials	$193,599	$197,268
Work in progress	70,988	69,176
Finished goods	139,983	161,618
Total inventories, net	$404,570	$428,062

Note 6: Debt

The Company’s debt consisted of the following:

	September 29, 2024
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(1,422)	$(1,422)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026	557,900	(1,028)	(905)	555,967
1.900% Senior Unsecured Notes due in 2028	500,000	(211)	(2,543)	497,246
3.3% Senior Unsecured Notes due in 2029	850,000	(1,502)	(4,157)	844,341
2.55% Senior Unsecured Notes due in March 2031	400,000	(90)	(2,358)	397,552
2.250% Senior Unsecured Notes due in September 2031	500,000	(1,094)	(3,146)	495,760
3.625% Senior Unsecured Notes due in 2051	400,000	(3)	(4,051)	395,946
Other Debt Facilities, non-current	309	—	—	309
Total Long-Term Debt	$3,208,209	$(3,928)	$(18,582)	$3,185,699
Current Portion of Long-term Debt:
Other Debt Facilities, current	1,045	—	—	1,045
Total Current Portion of Long-Term Debt	1,045	—	—	1,045
Total	$3,209,254	$(3,928)	$(18,582)	$3,186,744

During the three months ended September 29, 2024, the Company paid in full $711.5 million of outstanding 0.850% Senior Unsecured Notes that became due in September 2024 (“2024 Notes”). During the three months ended September 29, 2024, the Company received proceeds of $710.0 million upon the maturity of all its outstanding U.S. Treasury securities and utilized those proceeds to partially repay the outstanding 2024 Notes.

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

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Number of common shares—basic	122,810	123,992	123,198	125,161
Effect of dilutive securities:
Stock options	56	106	54	125
Restricted stock awards	160	105	84	49
Number of common shares—diluted	123,026	124,203	123,336	125,335
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	949	750	2,979	750
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
Revenue and operating income (loss) from continuing operations by reportable segment are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Segment Revenues
Life Sciences	$300,921	$307,855	$917,805	$972,649
Diagnostics	383,333	363,090	1,108,470	1,082,639
Revenue purchase accounting adjustments	(205)	(206)	(621)	(618)
Total revenues	$684,049	$670,739	$2,025,654	$2,054,670

Segment Operating Income
Life Sciences	$102,979	$114,192	$317,105	$371,410
Diagnostics	101,434	81,741	274,779	241,414
Corporate	(10,915)	(11,323)	(33,725)	(34,727)
Subtotal reportable segments adjusted operating income	193,498	184,610	558,159	578,097
Amortization of intangible assets	(89,642)	(90,920)	(271,500)	(275,489)
Purchase accounting adjustments	(103)	(1,080)	(7,348)	(3,057)
Acquisition, divestiture and rebranding costs	(4,874)	(12,550)	(22,115)	(59,080)
Significant litigation matters and settlements	(810)	—	(7,086)	—
Significant environmental matters	—	—	—	(1,132)
Restructuring and other, net	82	(10,832)	(22,119)	(15,936)
Operating income from continuing operations	98,151	69,228	227,991	223,403
Interest and other (income) expense, net (see Note 4)	(2,206)	18,625	6,423	71,806
Income from continuing operations before income taxes	$100,357	$50,603	$221,568	$151,597

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	September 29, 2024	December 31, 2023
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(231,548)	$(275,678)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net gains (losses) on marketable securities, net of income taxes	431	(216)
Accumulated other comprehensive loss	$(231,915)	$(276,692)

Stock Repurchases:
On April 27, 2023, the Company's Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended September 29, 2024, the Company repurchased 1,283,609 shares of common stock under the Repurchase Program for an aggregate cost of $153.4 million. During the nine months ended September 29, 2024, the Company repurchased 1,535,311 shares of common stock under the Repurchase Program for an aggregate cost of $179.3 million. Subsequent to the third quarter of fiscal year 2024, the Company repurchased 284,985 shares of common stock under the Repurchase Program at an aggregate cost of $34.3 million.
On October 24, 2024, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination.

The New Repurchase Program will expire on October 23, 2026 unless terminated earlier by the Board and may be suspended or discontinued at any time. Subsequent to October 24, 2024, the Company repurchased 171,400 shares of common stock under the New Repurchase Program at an aggregate cost of $20.3 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended September 29, 2024, the Company repurchased 1,383 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the nine months ended September 29, 2024, the Company repurchased 49,041 shares of common stock for this purpose at an aggregate cost of $5.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2024 and in each quarter of fiscal year 2023. At September 29, 2024, the Company had accrued $8.5 million for dividends declared on July 25, 2024 for the third quarter of fiscal year 2024 that will be paid in November 2024. On October 24, 2024, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2024 that will be payable in February 2025. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The changes in the carrying amount of goodwill for the nine months ended September 29, 2024 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 31, 2023	$4,587,938	$1,945,612	$6,533,550
Foreign currency translation	20,307	4,803	25,110
Balance at September 29, 2024	$4,608,245	$1,950,415	$6,558,660

Identifiable intangible asset balances by category were as follows:

	September 29, 2024	December 31, 2023
	(In thousands)
Patents	$27,810	$27,811
Less: Accumulated amortization	(26,240)	(26,072)
Net patents	1,570	1,739
Trade names and trademarks	147,668	145,542
Less: Accumulated amortization	(88,516)	(73,781)
Net trade names and trademarks	59,152	71,761
Licenses	27,444	27,018
Less: Accumulated amortization	(17,582)	(16,551)
Net licenses	9,862	10,467
Core technology	1,600,787	1,582,458
Less: Accumulated amortization	(724,620)	(607,814)
Net core technology	876,167	974,644
Customer relationships	2,852,499	2,842,531
Less: Accumulated amortization	(1,036,039)	(878,821)
Net customer relationships	1,816,460	1,963,710
Total	$2,763,211	$3,022,321
Total amortization expense related to amortizable intangible assets was $89.6 million and $271.5 million for the three and nine months ended September 29, 2024, respectively, and $90.9 million and $275.5 million for the three and nine months ended October 1, 2023, respectively. Estimated amortization expense related to amortizable intangible assets is $89.4 million for the remainder of fiscal year 2024, $337.3 million for fiscal year 2025, $331.0 million for fiscal year 2026, $303.5 million for fiscal year 2027, and $277.6 million for fiscal year 2028.

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
In the ordinary course of business, the Company enters into foreign exchange contracts for periods consistent with its committed exposures to mitigate the effect of foreign currency movements on transactions denominated in foreign currencies. The intent of these economic hedges is to offset gains and losses that occur on the underlying exposures from these currencies, with gains and losses resulting from the forward currency contracts that hedge these exposures. Transactions covered by hedge contracts include intercompany and third-party receivables and payables. The contracts are primarily in European and Asian currencies, have maturities that do not exceed 12 months, have no cash requirements until maturity, and are recorded at fair value on the Company’s condensed consolidated balance sheets. The unrealized gains and losses on the Company’s foreign currency contracts are recognized immediately in interest and other (income) expense, net. The cash flows related to the settlement of these hedges are included in cash flows from operating activities within the Company’s condensed consolidated statement of cash flows.
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $445.4 million, $412.1 million and $362.0 million at September 29, 2024, December 31, 2023 and October 1, 2023, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended September 29, 2024 and October 1, 2023.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 29, 2024, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $22.1 million and $4.4 million for the three and nine months ended September 29, 2024, and $(17.3) million and $(5.3) million for the three and nine months ended October 1, 2023, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities and accounts receivable. The Company believes it had no significant concentrations of credit risk as of September 29, 2024.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 29, 2024.  The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of September 29, 2024 and December 31, 2023 classified in one of the three classifications described above:

		Fair Value Measurements at September 29, 2024 Using:
	Total Carrying Value at September 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$31,000	$31,000	$—	$—
Foreign exchange derivative assets	205	—	205	—
Foreign exchange derivative liabilities	(1,405)	—	(1,405)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(31,085)	—	—	(31,085)

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$13,913	$13,913	$—	$—
Foreign exchange derivative assets	1,697	—	1,697	—
Foreign exchange derivative liabilities	(1,763)	—	(1,763)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(40,005)	—	—	(40,005)
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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both September 29, 2024 and December 31, 2023, none of the master netting arrangements involved collateral.
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
A reconciliation of the beginning and ending Level 3 contingent consideration asset is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Balance at beginning of period	$14,890	$15,930	$14,890	$—
Amount recognized upon the sale of the Business	—	—	—	15,930
Change in fair value (included within selling, general and administrative expenses)	—	—	—	—
Balance at end of period	$14,890	$15,930	$14,890	$15,930

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
A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Balance at beginning of period	$(30,540)	$(37,561)	$(40,005)	$(46,618)
Amounts paid and foreign currency translation	(889)	817	14,925	10,959
Change in fair value (included within selling, general and administrative expenses)	344	(633)	(6,005)	(1,718)
Balance at end of period	$(31,085)	$(37,377)	$(31,085)	$(37,377)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s investments in U.S. treasury securities that were classified as held-to-maturity as of December 31, 2023 had a fair value of $688.7 million and a carrying value of $689.9 million. If measured at fair value, the investments in U.S. treasury securities would be classified as Level 1.
The Company’s outstanding senior unsecured notes had a fair value of $2,889.4 million and a carrying value of $3,186.8 million as of September 29, 2024. The Company’s outstanding senior unsecured notes had a fair value of $3,474.5 million and a carrying value of $3,889.3 million as of December 31, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $1.4 million and $10.3 million as of September 29, 2024 and December 31, 2023, respectively. The carrying values approximate fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $14.5 million and $14.1 million as of September 29, 2024 and December 31, 2023, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings, regulatory matters, and investigations covering a wide range of matters that arise in the ordinary course of its business activities. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving these contingencies at September 29, 2024 would not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the Third Quarter of Fiscal Year 2024
Our overall revenue in the third quarter of fiscal year 2024 was $684.0 million which increased by $13.3 million, or 2%, as compared to the third quarter of fiscal year 2023, reflecting an increase of $20.2 million, or 6%, in our Diagnostics segment revenue, which was partially offset by a decrease of $6.9 million, or 2%, in our Life Sciences segment revenue. The increase in our Diagnostics segment revenue for the third quarter of fiscal year 2024 was driven by increased demand in our immunodiagnostics and reproductive health businesses, partially offset by a decrease in revenue from our applied genomics business. The decrease in our Life Sciences segment revenue for the third quarter of fiscal year 2024 was driven by a decrease in instruments and software revenue, partially offset by an increase in reagents revenue.
Our consolidated gross margins increased 72 basis points in the third quarter of fiscal year 2024, as compared to the third quarter of fiscal year 2023, primarily due to higher sales volume and productivity gains. Our consolidated operating margins increased from 10% to 14% in the third quarter of fiscal year 2024, as compared to the third quarter of fiscal year 2023, primarily due to higher sales volume, productivity gains and cost containment.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 29, 2024.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended September 29, 2024 was $684.0 million, as compared to $670.7 million for the three months ended October 1, 2023, an increase of $13.3 million, or approximately 2%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $300.9 million for the three months ended September 29, 2024, as compared to $307.9 million for the three months ended October 1, 2023, a decrease of $6.9 million, or 2%, driven by a decrease of $10.9 million in instruments revenue and a decrease of $2.9 million in software revenue, partially offset by an increase of $6.9 million in reagents revenue. Diagnostics segment revenue was $383.3 million for the three months ended September 29, 2024, as compared to $363.1 million for the three months ended October 1, 2023, an increase of $20.2 million, or 6%, due to an increase of $11.4 million in immunodiagnostics revenue and an increase of $9.6 million in reproductive health revenue, partially offset by a decrease of $0.7 million in applied genomics revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.2 million of revenue for each of the three months ended September 29, 2024 and October 1, 2023 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Revenue for the nine months ended September 29, 2024 was $2,025.7 million, as compared to $2,054.7 million for the nine months ended October 1, 2023, a decrease of $29.0 million, or approximately 1%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $917.8 million for the nine months ended September 29, 2024, as compared to $972.6 million for the nine months ended October 1, 2023, a decrease of $54.8 million, or 6%, driven by a decrease of $40.0 million in instruments revenue and a decrease of $21.2 million in reagents revenue, partially offset by an increase of $6.3 million in software revenue. Diagnostics segment revenue was $1,108.5 million for the nine months ended September 29, 2024, as compared to $1,082.6 million for the nine months ended October 1, 2023, an increase of $25.8 million, or 2%, due to an increase of $38.5 million in immunodiagnostics revenue and an increase of $11.9 million in reproductive health revenue, partially offset by a decrease of $24.5 million in applied genomics revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.6 million of revenue for each of the nine months ended September 29, 2024 and October 1, 2023 that otherwise would have been recorded by the acquired businesses during each of the respective periods.
Cost of Revenue
Cost of revenue for the three months ended September 29, 2024 was $299.2 million, as compared to $298.2 million for the three months ended October 1, 2023, an increase of $1.0 million, or less than 1%. As a percentage of revenue, cost of revenue decreased to 43.7% for the three months ended September 29, 2024, from 44.5% for the three months ended October 1, 2023, resulting in an increase in gross margin of 72 basis points to 56.3% for the three months ended September 29, 2024, from 55.5% for the three months ended October 1, 2023, primarily due to higher sales volume and productivity gains. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.2 million for the three months ended September 29, 2024, as compared to $0.8 million for the three months ended October 1, 2023. Rebranding costs were $0.1 million for the three months ended September 29, 2024. Amortization of intangible assets was $36.4 million for the three months ended September 29, 2024, as compared to $35.7 million for the three months ended October 1, 2023.
Cost of revenue for the nine months ended September 29, 2024 was $900.3 million, as compared to $898.5 million for the nine months ended October 1, 2023, an increase of $1.8 million, or less than 1%. As a percentage of revenue, cost of revenue increased to 44.4% for the nine months ended September 29, 2024, from 43.7% for the nine months ended October 1, 2023, resulting in a decrease in gross margin of 72 basis points to 55.6% for the nine months ended September 29, 2024, from 56.3% for the nine months ended October 1, 2023, primarily due to lower sales volume and higher product costs, partially offset by productivity gains. Rebranding costs were $6.2 million for the nine months ended September 29, 2024. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.6 million for the nine months ended September 29, 2024, as compared to $2.5 million for the nine months ended October 1, 2023. Amortization of intangible assets was $109.1 million for the nine months ended September 29, 2024, as compared to $113.0 million for the nine months ended October 1, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 29, 2024 were $237.5 million, as compared to $250.2 million for the three months ended October 1, 2023, a decrease of $12.7 million, or 5%. As a percentage of revenue, selling, general and administrative expenses decreased and were 34.7% for the three months ended September 29, 2024, as compared to 37.3% for the three months ended October 1, 2023. Amortization of intangible assets decreased and was $53.2 million for the three months ended September 29, 2024, as compared to $55.2 million for the three months ended October 1, 2023. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition added an incremental expense of $3.9 million for the three months ended September 29, 2024, as compared to $10.6 million for the three months ended October 1, 2023. Purchase accounting adjustments decreased expenses by $0.3 million for the three months ended September 29, 2024, which primarily consisted of a change in contingent consideration, as compared to increasing expenses by $0.7 million for the three months ended October 1, 2023. Restructuring and other costs, net, decreased expenses by $0.1 million for the three months ended September 29, 2024, as compared to increased expenses of $10.8 million for the three months ended October 1, 2023. The above decreases were partially offset by significant litigation matters and settlements, which added an incremental expense of $0.8 million for the three months ended September 29, 2024. Excluding the factors above, the decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives.
Selling, general and administrative expenses for the nine months ended September 29, 2024 were $749.7 million, as compared to $765.8 million for the nine months ended October 1, 2023, a decrease of $16.1 million, or 2%. As a percentage of revenue, selling, general and administrative expenses decreased and were 37.0% for the nine months ended September 29, 2024, as compared to 37.3% for the nine months ended October 1, 2023. Amortization of intangible assets decreased and was $162.4 million for the nine months ended September 29, 2024, as compared to $162.5 million for the nine months ended October 1, 2023. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $13.2 million for the nine months ended September 29, 2024, as compared to $53.0 million for the nine months ended October 1, 2023. Costs for significant environmental matters added an incremental expense of $1.1 million for the nine months ended October 1, 2023. The above decreases were partially offset by an increase in restructuring and other costs, net, which were $22.1 million for the nine months ended September 29, 2024, as compared to $15.9 million for the nine months ended October 1, 2023. Purchase accounting adjustments added an incremental expense of $6.1 million for the nine months ended September 29, 2024, which primarily consisted of a change in contingent consideration, as compared to $1.8 million for the nine months ended October 1, 2023. Significant litigation matters and settlements added an incremental expense of $7.1 million for the nine months ended September 29, 2024. Excluding the factors above, the decrease in selling, general and administrative expenses was the result of cost containment and productivity initiatives.
Research and Development Expenses
Research and development expenses for the three months ended September 29, 2024 were $49.1 million, as compared to $53.0 million for the three months ended October 1, 2023, a decrease of $3.9 million, or 7%. As a percentage of revenue, research and development expenses decreased and were 7.2% for the three months ended September 29, 2024, as compared to 7.9% for the three months ended October 1, 2023. The decrease in research and development expenses was primarily driven by cost containment and productivity initiatives, as well as a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $0.7 million for the three months ended September 29, 2024 as compared to $1.2 million for the three months ended October 1, 2023.
Research and development expenses for the nine months ended September 29, 2024 were $147.6 million, as compared to $167.0 million for the nine months ended October 1, 2023, a decrease of $19.3 million, or 12%. As a percentage of revenue, research and development expenses decreased and were 7.3% for the nine months ended September 29, 2024, as compared to 8.1% for the nine months ended October 1, 2023. The decrease in research and development expenses was primarily driven by cost containment and productivity initiatives, as well as a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $2.1 million for the nine months ended September 29, 2024 as compared to $3.5 million for the nine months ended October 1, 2023.

Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Interest income	$(22,764)	$(23,450)	$(63,362)	$(53,768)
Interest expense	24,383	25,486	73,497	74,231
Change in fair value of financial securities	(7,004)	13,587	(13,975)	12,842
Other components of net periodic pension cost	1,956	497	5,778	4,972
Foreign exchange losses and other expense, net	1,223	2,505	4,485	33,529
Total interest and other (income) expense, net	$(2,206)	$18,625	$6,423	$71,806
The decrease in interest income for the three months ended September 29, 2024, as compared to the three months ended October 1, 2023 was primarily due to a decrease in marketable securities and short-term investments. Interest expense was lower for the three months ended September 29, 2024 as compared to the same period in prior year primarily due to a lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2023.
The increase in interest income for the nine months ended September 29, 2024 as compared to the nine months ended October 1, 2023 was primarily due to an increase in marketable securities and short-term investments and higher interest rates. Foreign exchange losses and other expense, net, was lower for the nine months ended September 29, 2024 as compared to the same period in prior year mainly due to a foreign exchange loss of $23.3 million that was recognized during the nine months ended October 1, 2023, related to the cash proceeds from the sale of the Business that were held offshore.
Provision for Income Taxes
The provision for income taxes from continuing operations was $7.0 million for the three months ended September 29, 2024, as compared to $18.1 million for the three months ended October 1, 2023. The provision for income taxes from continuing operations was $26.9 million for the nine months ended September 29, 2024, as compared to $35.7 million for the nine months ended October 1, 2023.
The effective tax rate from continuing operations was 6.9% and 12.1% for the three and nine months ended September 29, 2024, respectively, as compared to 35.8% and 23.5% for the three and nine months ended October 1, 2023, respectively. The effective tax rate for the three months ended September 29, 2024 was lower primarily due to a net favorable impact of return to provision adjustments in foreign locations of $7.1 million. The effective tax rate for the three months ended October 1, 2023 was higher primarily due to a discrete tax expense of $29.8 million related to unfavorable developments in respect of an uncertain tax position with a foreign tax authority, partially offset by a discrete tax benefit related to a favorable ruling from a foreign tax authority of $15.2 million. The effective tax rate for the nine months ended September 29, 2024 was lower primarily due to a net favorable impact of return to provision adjustments in foreign locations of $10.8 million. The effective tax rate for the nine months ended October 1, 2023 was higher primarily due to a discrete tax expense of $28.7 million related to unfavorable developments in respect of an uncertain tax position with a foreign tax authority, partially offset by a discrete tax benefit related to a favorable ruling from a foreign tax authority of $15.2 million. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2024.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended September 29, 2024 was $300.9 million, as compared to $307.9 million for the three months ended October 1, 2023, a decrease of $6.9 million, or 2%. The decrease in our Life Sciences segment revenue during the three months ended September 29, 2024 was driven by a decrease of $10.9 million in instruments revenue and a decrease of $2.9 million in software revenue, partially offset by an increase of $6.9 million in reagents revenue.
Revenue for the nine months ended September 29, 2024 was $917.8 million, as compared to $972.6 million for the nine months ended October 1, 2023, a decrease of $54.8 million, or 6%. The decrease in our Life Sciences segment revenue during the nine months ended September 29, 2024 was driven by a decrease of $40.0 million in instruments revenue and a decrease of $21.2 million in reagents revenue, partially offset by an increase of $6.3 million in software revenue.
Segment operating income for the three months ended September 29, 2024 was $103.0 million, as compared to $114.2 million for the three months ended October 1, 2023, a decrease of $11.2 million, or 10%. Segment operating margin decreased 287 basis points in the three months ended September 29, 2024, as compared to the three months ended October 1, 2023, primarily due to lower sales volume and continued investments, partially offset by pricing actions.
Segment operating income for the nine months ended September 29, 2024 was $317.1 million, as compared to $371.4 million for the nine months ended October 1, 2023, a decrease of $54.3 million, or 15%. Segment operating margin decreased 364 basis points in the nine months ended September 29, 2024, as compared to the nine months ended October 1, 2023, primarily due to lower sales volume and unfavorable product mix, partially offset by pricing actions and cost containment.
Diagnostics
Revenue for the three months ended September 29, 2024 was $383.3 million, as compared to $363.1 million for the three months ended October 1, 2023, an increase of $20.2 million, or 6%. The increase in our Diagnostics segment revenue during the three months ended September 29, 2024 was driven by an increase of $11.4 million in immunodiagnostics revenue and an increase of $9.6 million in reproductive health revenue, partially offset by a decrease of $0.7 million in applied genomics revenue.
Revenue for the nine months ended September 29, 2024 was $1,108.5 million, as compared to $1,082.6 million for the nine months ended October 1, 2023, an increase of $25.8 million, or 2%, which includes a 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the nine months ended September 29, 2024 was driven by an increase of $38.5 million in immunodiagnostics revenue and an increase of $11.9 million in reproductive health revenue, partially offset by a decrease of $24.5 million in applied genomics revenue.
Segment operating income for the three months ended September 29, 2024 was $101.4 million, as compared to $81.7 million for the three months ended October 1, 2023, an increase of $19.7 million, or 24%. Segment operating margin increased 395 basis points in the three months ended September 29, 2024, as compared to the three months ended October 1, 2023, primarily due to higher sales volume, cost containment, and productivity initiatives.
Segment operating income for the nine months ended September 29, 2024 was $274.8 million, as compared to $241.4 million for the nine months ended October 1, 2023, an increase of $33.4 million, or 14%. Segment operating margin increased 249 basis points in the nine months ended September 29, 2024, as compared to the nine months ended October 1, 2023, primarily due to higher sales volume, cost containment, and productivity initiatives.

Discontinued Operations
On March 13, 2023, we completed the sale (the “Closing”) of certain assets and the equity interests of certain entities constituting our Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. We received approximately $2.27 billion in cash proceeds before transaction costs. At Closing, we were entitled to an additional $75.0 million in proceeds payable in installments to commence upon our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (“Brand Fee”). The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds. During the second quarter of fiscal year 2024, we received the first installment of the Brand Fee. We expect to receive the remaining balance of the Brand Fee in installments through March 2025. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. We received approximately $138.5 million of cash for post-closing adjustments during the second quarter of fiscal year 2024.
The Business is reported for all periods as discontinued operations in our condensed consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as income (loss) from discontinued operations in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Revenue	$—	$—	$—	$175,423
Cost of revenue	—	—	—	124,647
Selling, general and administrative expenses	—	—	—	74,794
Research and development expenses	—	—	—	10,434
Operating loss	—	—	—	(34,452)
Other income (expense):
Gain (loss) on sale	402	(58)	(25,057)	835,629
Other income, net	—	—	—	913
Total other income (expense)	402	(58)	(25,057)	836,542
Income (loss) from discontinued operations before income taxes	402	(58)	(25,057)	802,090
(Benefit from) provision for income tax	(579)	22,914	(6,109)	303,495
Income (loss) from discontinued operations	$981	$(22,972)	$(18,948)	$498,595
The results of discontinued operations during the three and nine months ended October 1, 2023 include the results of the Business through March 13, 2023. During the nine months ended September 29, 2024, we recognized $25.1 million of other expense primarily due to the adjustment to the receivable related to the post-closing adjustment and divestiture-related costs in gain on sale. During the nine months ended October 1, 2023, we recognized $35.3 million and $36.0 million of divestiture-related costs in gain on sale and selling, general and administrative expenses in discontinued operations, respectively.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are from our operations, borrowing capacity available under our senior unsecured revolving credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, smaller acquisitions, interest payments on our debt and dividends on our common stock, in the foreseeable future, including at least in the next 12 months. However, we expect to use external sources to satisfy the balance of our debt when due, any larger acquisitions and other long-term liabilities. The sale of the Business generated approximately $2.27 billion in cash proceeds. We expect to continue to use these proceeds for a combination of opportunistic share repurchases and continued strategic and value creating acquisitions.

At September 29, 2024, we had cash and cash equivalents of $1,229.8 million, of which $511.7 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.
In connection with the sale of the Business, we expect to receive the remaining balance related to the Brand Fee of $65.6 million as of September 29, 2024, in installments through March 2025.
On April 27, 2023, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). During the three months ended September 29, 2024, we repurchased 1,283,609 shares of common stock under the Repurchase Program for an aggregate cost of $153.4 million. During the nine months ended September 29, 2024, we repurchased 1,535,311 shares of common stock under the Repurchase Program for an aggregate cost of $179.3 million. Subsequent to the third quarter of fiscal year 2024, we repurchased 284,985 shares of common stock under the Repurchase Program at an aggregate cost of $34.3 million. On October 24, 2024, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 23, 2026 unless terminated earlier by our Board and may be suspended or discontinued at any time. Subsequent to October 24, 2024, we repurchased 171,400 shares of common stock under the New Repurchase Program at an aggregate cost of $20.3 million. If we continue to repurchase shares, the New Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of September 29, 2024, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $82.7 million. As of September 29, 2024, we have recorded contingent consideration obligations of $31.1 million, of which $13.0 million was recorded in accrued expenses and other current liabilities, and $18.1 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 7.2 years from September 29, 2024, and the remaining weighted average expected earnout period at September 29, 2024 was 4.4 years.
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
Our pension plans have not experienced a material impact on liquidity or counterparty exposure due to the volatility and uncertainty in the credit markets. During the nine months ended September 29, 2024, we contributed $5.2 million, in the aggregate, to pension plans outside of the United States, and expect to contribute an additional $1.7 million by the end of fiscal year 2024. We could potentially have to make additional contributions in future periods for all pension plans. We expect to use existing cash and external sources to satisfy future contributions to our pension plans.
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
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $489.5 million for the nine months ended September 29, 2024, as compared to $58.8 million for the nine months ended October 1, 2023, an increase of $430.7 million, primarily due to higher income from continuing operations and less cash used for investments in working capital during the nine months ended September 29, 2024 as compared to the nine months ended October 1, 2023. The cash provided by operating activities for the nine months ended September 29, 2024 was principally a result of income from continuing operations of $194.7 million, adjustments for non-cash charges aggregating to $373.7 million, including depreciation and amortization of $322.8 million, and a net cash decrease in working capital of $78.9 million. The cash provided by operating activities for the nine months ended October 1, 2023 was principally a result of income from continuing operations of $115.9 million, and adjustments for non-cash charges aggregating to $417.0 million, including depreciation and amortization of $326.2 million, as well as net cash decrease in working capital of $474.1 million.

Investing Activities. Net cash provided by investing activities of our continuing operations was $646.0 million for the nine months ended September 29, 2024, as compared to net cash used in investing activities of $346.4 million for the nine months ended October 1, 2023, an increase of $992.4 million. During the nine months ended September 29, 2024, proceeds from maturity of U.S. treasury securities were $710.0 million and proceeds from investments and notes receivables were $2.5 million. The cash provided by investing activities during the nine months ended September 29, 2024 was partially offset by net cash used for capital expenditures of $62.2 million, as compared to $57.3 million for the nine months ended October 1, 2023. During the nine months ended September 29, 2024, purchases of investments and notes receivables were $4.3 million, as compared to $6.0 million for the nine months ended October 1, 2023. During the nine months ended October 1, 2023, purchases of investments in U.S. treasury securities amounted to $831.2 million, and net cash used for acquisitions was $2.1 million, which were partially offset by proceeds from maturity of U.S. treasury securities totaling $550.0 million.
Financing Activities. Net cash used in financing activities was $935.2 million for the nine months ended September 29, 2024, as compared to $927.5 million for the nine months ended October 1, 2023, an increase in net cash used in financing activities of $7.7 million. During the nine months ended September 29, 2024, we made net payments of $722.3 million on debts, as compared to $510.8 million during the nine months ended October 1, 2023. During the nine months ended September 29, 2024, we repurchased shares of our common stock for a total cost of $184.4 million, as compared to $384.0 million in the prior year period. We paid $8.8 million for acquisition-related contingent consideration during the nine months ended September 29, 2024, as compared to $10.1 million in the prior year period. We paid $25.9 million in dividends for the nine months ended September 29, 2024, as compared to $26.3 million for the nine months ended October 1, 2023. The cash used in financing activities during the nine months ended September 29, 2024 was partially offset by proceeds from the issuance of common stock under our stock plans of $6.2 million during the nine months ended September 29, 2024, as compared to $3.7 million for the nine months ended October 1, 2023.
Borrowing Arrangements
During the third quarter of fiscal year 2024, we paid in full $711.5 million of outstanding 0.850% Senior Unsecured Notes that became due in September 2024. See Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2023 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2024 and in each quarter of fiscal year 2023. At September 29, 2024, we had accrued $8.5 million for dividends declared on July 25, 2024 for the third quarter of fiscal year 2024 that will be paid in November 2024. On October 24, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2024 that will be payable in February 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt; however, there is $1.4 million of variable rate instruments. Our cash and cash equivalents, for which we receive interest at variable rates, were $1,229.8 million at September 29, 2024. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at September 29, 2024.
Interest Rate Risk—Sensitivity. Our 2023 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2023 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 29, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended September 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at September 29, 2024 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
•expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,
•contract terminations, adverse litigation outcomes, and litigation costs,
•differing tax laws and changes in those laws (including the enactment by countries of the Organization for Economic Cooperation and Development (OECD) Base Erosion and Profit Shifting Pillar Two, which would impose a minimum corporate income tax rate of least 15%), or changes in the countries in which we are subject to taxation,
•changes in our effective tax rate,
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
As of September 29, 2024, our total assets included $9.3 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Our senior unsecured revolving credit facility, senior unsecured notes due in 2026 (“2026 Notes”), senior unsecured notes due in 2028 (“2028 Notes”), senior unsecured notes due in 2029 (“2029 Notes”), senior unsecured notes due in March 2031 (“March 2031 Notes”), senior unsecured notes due in September 2031 (“September 2031 Notes”) and senior unsecured notes due in 2051 (“2051 Notes”) include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the 2026 Notes, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes, the 2051 Notes or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
On July 25, 2024, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2024 that will be paid in November 2024. On October 24, 2024, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2024 that will be payable in February 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2024—July 28, 2024	32,347	$103.37	32,347	$326,271,448
July 29, 2024—August 25, 2024	691,796	119.78	691,488	243,445,001
August 26, 2024—September 29, 2024	560,849	120.10	559,774	176,215,836
Activity for quarter ended September 29, 2024	1,284,992	$119.51	1,283,609	$176,215,836
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended September 29, 2024, we repurchased 1,383 shares of common stock for this purpose at an aggregate cost of $0.2 million.

(2)On April 27, 2023, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600 million under a stock repurchase program (the “Repurchase Program”). During the three months ended September 29, 2024, we repurchased 1,283,609 shares of common stock under the Repurchase Program for an aggregate cost of $153.4 million. Subsequent to the third quarter of fiscal year 2024, we repurchased 284,985 shares of common stock under the Repurchase Program at an aggregate cost of $34.3 million. On October 24, 2024, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 23, 2026 unless terminated earlier by our Board and may be suspended or discontinued at any time. Subsequent to October 24, 2024, we repurchased 171,400 shares of common stock under the New Repurchase Program at an aggregate cost of $20.3 million.

Item 5.Other Information
Rule 10b5-1 Trading Plans
On August 1, 2024, Prahlad Singh, an officer for purposes of Section 16 of the Securities Exchange Act of 1934, amended his “Rule 10b5-1 trading arrangement” that was adopted on May 26, 2024, which provided for the sale of up to 18,365 securities of our Company’s common stock and had an expiration date of January 31, 2025.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Prahlad Singh	President and Chief Executive Officer	August 1, 2024	December 2, 2024 - January 30, 2025	Up to 18,365

During the three months ended September 29, 2024, none of our other directors or officers, for purposes of Section 16 of the Securities Exchange Act of 1934, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit Number	Exhibit Name
3.1	Revvity, Inc.’s Restated Articles of Organization, as amended, attached hereto as Exhibit 3.1.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended September 29, 2024 (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2024 and October 1, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2024 and October 1, 2023, (iv) Condensed Consolidated Balance Sheets at September 29, 2024 and December 31, 2023, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 29, 2024 and October 1, 2023, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2024 and October 1, 2023, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

November 6, 2024	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

November 6, 2024	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Controller (Principal Accounting Officer)