Form 10-K
period 2024-12-29
REVVITY, INC.
filed 2025-02-25
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________
Commission file number 001-5075
_____________________________________
Revvity, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts			04-2052042
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

77 4th Avenue	Waltham,	Massachusetts	02451
(Address of Principal Executive Offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,871,238,120 based upon the last reported sale of $104.86 per share of common stock on June 28, 2024.
As of February 21, 2025, there were outstanding 120,187,286 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revvity, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2025 are incorporated by reference into Part III of this Form 10-K.

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
Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 160 countries. As of December 29, 2024, we employed approximately 11,000 employees. Our common stock is listed on the New York Stock Exchange under the symbol “RVTY” and we are a component of the S&P 500 Index.
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

Life Sciences Segment
Our comprehensive portfolio of technologies helps life sciences researchers better understand diseases and develop treatments. We provide a broad suite of products, solutions and services that facilitate optimized workflows, increase productivity, and accelerate every stage of the drug discovery and development pipeline. Our offerings span the areas of cell, gene, and protein research, enabling scientists to work smarter, make research breakthroughs, and transform those breakthroughs into real-world outcomes. We partner with global pharmaceutical, biotech and contract research organizations, as well as academic and government institutions, to enable them to discover and develop better treatments and therapeutics to fight disease faster and more efficiently.

Principal Products:
Our principal products and services for Life Sciences applications include the following:

•Reagents
◦Radiometric detection solutions, including over 750 radiochemicals and instrumentation such as the Tri-Carb® and Quantulus® GCT families of liquid scintillation analyzers, Wizard2TM Gamma counters and MicroBeta2TM plate based LSA are used for beta, gamma and luminescence counting in microplate and vial formats utilized in research, environmental and drug discovery applications.
◦Reagents and solutions for microscopy and imaging applications. These include PhenoVue® cellular imaging reagents and cell painting kits, PhenoPlate (formerly CellCarrier Ultra™) cellular imaging microplates and GrowDexTM hydrogels, fluorophore-conjugated and enzyme-conjugated antibodies, as well as buffers and solutions, such as our Ce3D™ collection of buffers for 3D tissue imaging.
◦A wide range of homogeneous biochemical and cell-based reagents using HTRF®, LANCE® Ultra™, DELFIA®, AlphaLISA®, AlphaLISA® SureFire® Ultra™, AlphaScreen®, AlphaPlex® and luminescence assay technologies that can be paired with our microplates, which cover a variety of applications.
◦New assay kits for Adeno-associated Virus Vectors (AAVs) and gene therapy applications in our range of HTRF® and AlphaLISA® reagents, for detecting and quantifying CHO HCP impurities in biotherapeutics development, as well as kits across oncology, neuroscience, and targeted protein degradation applications.
◦A broad portfolio of recombinant GPCR and ion channel cell lines, including over 300 products and 120 ready-to-use frozen cell lines for a wide range of disease areas.
◦Dharmacon® reagents and gene modulation technologies such as RNAi that support drug discovery and development for greater understanding of gene function, identifying genetic drivers behind human disease, developing and validating diagnostic workflows, and helping deliver biotherapeutics, cellular and gene therapies for precision medicine with a portfolio of cell engineering tools.
◦BioLegend® ELISA MAX™ Standard Sets, ELISA MAX™ Deluxe Sets, LEGEND MAX™ ELISA Kits, and RAPID MAX™ ELISA Kits as well as complementary solutions and buffers for immunoassays to cover more than 200 targets for human, mouse, and rat samples, many of which are designed to assess the immune environment and its inflammatory state for vaccine, infectious disease and autoimmune disease research.
◦BioLegend® LEGENDplex™ bead-based reagents, which, in contrast to single analyte assays such as enzyme-linked immunosorbent assays (“ELISAs”), can quantitate up to 14 targets from one small sample volume and read on common flow cytometers, and include both desktop and cloud-based analysis software.
◦BioLegend® best-in-class antibodies, recombinant proteins, and related reagents are used across multiple applications and research areas, including proteogenomics, tissue, cell and protein analysis, cancer research, immunology, cell and gene therapy, stem cell therapy and neuroscience.
◦Fluorophore-conjugated antibodies are used in flow cytometers to characterize protein expression on the surface and in internal compartments of cells. The large collection of dyes and antibodies allows for an increasing number of conjugate options, facilitating the use of bigger and better flow cytometry panels using conventional and spectral flow cytometers. Notable products are Brilliant Violet™ and the Spark and FireTM dye series, among others.
◦BioLegend® TotalSeq™ reagents are oligonucleotide-barcoded antibodies that enable protein detection to be combined with traditional RNA or DNA sequencing experiments with high-parameter protein detection. Data can be analyzed with their complimentary and comprehensive cloud-based Multiomics Analysis Software.
◦Cell culture and biofunctional assay reagents, including bioactive recombinant proteins, as well as other specialized reagents such as Cell-Vive™ T-NK Xeno-Free Serum Substitute (compliant with Good Manufacturing Practice requirements (“GMP”)), and other GMP-produced recombinant proteins and reagents. These products serve several markets, notably cell and gene therapy applications.
◦BioLegend®’s MojoSort™ for cell separation that complements our fluorophore-antibody conjugates, used for FACS (Fluorescence-activated Cell Sorting), thus covering most cell separation and cell sorting technologies and applications.
◦BioLegend’s catalog of more than 33,000 SKUs, incorporating antibodies and a large collection of antibody conjugates and modifications as well as recombinant proteins, immunoassays, and other supportive reagents and solutions for cell and molecular analysis.
◦Flex-T™ reagents that utilize peptide-loaded major histocompatibility molecules assembled into tetramers for the identification of antigen-specific T cells. Our Flex-T products can be used to screen the efficacy of antigen peptides for vaccine and drug trials, as well as characterize the dominance of cancer-specific self-peptides, and more recently, SARS-CoV-2 peptides for COVID-19 research.
◦Antibodies and solutions for Western blotting, as well as supporting buffers and substrates, provide a convenient set of tools to characterize protein size and relative expression levels in cell or tissue lysates.

◦MimixTM reference standards are cell line-derived to mimic patient samples and suitable for next generation sequencing, droplet-digital and real-time PCR as well as Sanger sequencing. The platform is agnostic for seamless integration into quality control workflows.
◦OptiScint™ NPE-free scintillation cocktails and quench standards, providing a more environmentally friendly alternative without compromising performance.
◦Expansion of our Western blotting reagents with the addition of the Western Lightning™ One range, which has a pre-mixed one component chemiluminescent HRP substrate for more consistent results.
◦Additional Spark and FireTM dye-conjugated antibodies, enabling higher-parameter flow cytometry. Notable products are the Spark PLUS UV395™ and Spark PLUS B550™ conjugates.
◦For the TotalSeq™ reagent portfolio, more large panels of pre-titrated oligo-conjugated antibodies released in universal panels for the analysis of human and mouse samples. New options were created for intracellular target staining and protein-only analysis.
◦New fluorescent stains, reagents and secondary antibodies in our PhenoVueTM cellular imaging reagents portfolio for the detection and analysis of cellular components.
◦GoInVivo™ as well as Ultra-LEAF™ and LEAF™ functional antibodies provide an affordable solution for researchers performing in vivo and ex vivo studies.

•Instruments
◦The Opera Phenix® Plus high-content screening system for sensitive and high-speed phenotypic drug screening of complex cellular models.
◦The Operetta® CLS™ high-content analysis system enables scientists to reveal fine sub-cellular details from everyday assays as well as more complex studies, for example using live cells, 3D and stem cells.
◦The VICTOR NivoTM multimode plate reader benchtop system designed for assay development and academic labs, including those using HTRF® and AlphaLISA® assay technologies.
◦The EnVisionTM multimode plate reader designed for high-throughput screening laboratories, including those using HTRF®, AlphaScreen® and AlphaLISA® assay technologies.
◦The EnVision NexusTM multimode plate reader, our next generation system for high-throughput screening with advanced detection technologies for Alpha, TRF, and Luminescence.
◦In vivo optical imaging platforms and reagents for preclinical research, comprised of the IVIS® Spectrum™ series for 2D and 3D optical imaging and optionally integrated low-dose CT imaging and the IVIS® Lumina™ series for benchtop 2D imaging, along with IVISbrite® bioluminescent and IVISense® fluorescent imaging agents and imaging reagents.
◦The QuantumTM GX3 system, which enables low-dose in vivo CT imaging of multiple species and areas of anatomical interest across multiple disease areas by way of high-resolution, tomographic imaging.
◦The Vega™ ultrasound system, a hands-free automated ultrasound platform delivers high-resolution 2D and 3D imaging in just a few minutes. This innovative in vivo ultrasound system removes the challenges associated with conventional hand-held systems through the use of automated transducers located under the imaging stage and is easy to use, requires minimal training and produces more consistent results. It is complemented by GoInVivo™ as well as Ultra-LEAF™ and LEAF™ functional antibodies providing an affordable solution for researchers performing in vivo and ex vivo studies.
◦The high-throughput, microwell Celigo® image cytometry system, the Cellaca® MX high-throughput cell counter, the Cellaca® PLX image cytometry system, and the Cellometer® automated cell counters, complemented by consumables and reagents, including reagents and kits for cell counting assays and cell viability, microplates, slides, and counting beads.
◦Cellaca® PLX™ image cytometry system combines best-in-class image cytometer hardware, software, validated consumables and optimized reagent kits with validated antibodies from our BioLegend business, and trackable data reporting to enable the simultaneous detection of multiple markers and to streamline cell and gene therapy workflows.

•Software
◦The Signals Image Artist™ next-generation image analysis and management platform for drug discovery research, to help scientists process and analyze high-content screening (HCS) and cellular imaging data in a matter of hours versus days or weeks, so they can make more informed decisions faster.
◦Signals Research platform equips pharmaceutical scientists with the essential tools to gather, search, mine, analyze and visualize critical data, yielding actionable insights in an automated, predictive, and scalable manner. Within life science research and development and clinical research applications, our software accelerates innovation, development, collaboration and research, ultimately leading to accelerated life-enhancing medical breakthroughs, promoting our vision of a healthier humankind. In addition, it also empowers scientists and formulators in specialty chemical and food sciences to analyze food, and additives, and create high-performing materials that align with sustainability initiatives, promoting energy efficiency, lower toxicity and a circular economy.
◦The Signals NotebookTM secure cloud-native electronic lab notebook (ELN) for chemistry, biology, research, and formulations. From increased collaboration to securely accessible data, the Signals NotebookTM offering accelerates research and development workflows, increases collaboration, integrates with Microsoft Office and more.
◦Signals ChemDraw® software providing solutions with powerful capabilities and integrations to help quickly turn ideas and drawings into publications since 1985. Signals ChemDraw® software automates chemical drawings and transforms them into chemical knowledge by facilitating the management, reporting and presenting of chemistry research.
◦Signals Clinical offering provides a single unified platform to support data access, preparation and analytics, from source to visualization to action. With unrivaled workflow flexibility to support dynamic collaboration, Signals Clinical’s SaaS solution helps accelerate the delivery of urgently needed therapeutics to patients.
◦Signals DLX™ powered by Scitara® establishes seamless, bidirectional connectivity across instruments, LIMS, ELNs and other critical lab systems that previously existed in isolation.
◦The latest version of the Signals Image Artist™ next-generation image analysis and management platform provides improved 3D cell segmentation and analysis, an AWS S3 cloud deployment option and enhanced cloud security, and compatibility with a broader range of systems, including the Nexcelom from Revvity Celigo®TM image cytometer.
◦An updated VICTOR Nivo™ multimode plate reader with a new software version for streamlined data analysis.
◦Software solutions for BioLegend®LEGENDplex™ assays and multiomics analysis with TotalSeq™ reagents, that are now part of BioLegend’s data integration offerings.

•Technology and Licensing
◦The Pin-point™ base editing platform is a CRISPR-Cas9-based technology that allows researchers to make precision base changes in genomic DNA. Editing with such precision can be used to silence disease-causing genes, correct disease-associated mutations, and optimize cell therapies.
◦CHOSOURCE™ platform was expanded to include a CHO-K1 ADCC+ expression cell line for development of therapeutic antibodies in oncology, infectious disease and autoimmune conditions.
◦Gene Delivery services and technologies to design and manufacture viral vectors for cell and gene therapy research and preclinical development. This includes LentiBOOST® transduction enhancer technology for improved lentiviral transduction efficiency, helping to reduce the cost of goods for cell therapies.
◦Preclinical services for oncology, leveraging capabilities such as cell panel screening, cell line engineering, functional genomic screening, and immune cell screening, for a range of applications to help accelerate the drug development process.

New Products:
New products introduced or acquired for Life Sciences applications in fiscal year 2024 include the following:

•Reagents
◦Biolegend launched new dyes to expand flow cytometry panel building options, including PE/Fire™ 744, Spark PLUS UV395™, Spark PLUS™ B550 antibody conjugates and Zombie UV387™ for dead cell analysis. In addition, the Flexi-Fluor™ portfolio of reagents was created as a made-to-order, rapid alternative to traditional custom products.
◦Oligo-conjugated antibodies for intracellular detection of proteins and cytokines introduced in BioLegend's TotalSeqTM portfolio. BioLegend also introduced a solution for high-throughput, high-parameter single-cell protein analysis - TotalSeq™ PhenoCyteTM. PhenoCyteTM provides a streamlined, instrument-free workflow for scalable single-cell immunoprofiling.

•Instruments
◦The Cellometer™ Ascend™ automated cell counter accelerates lab workflow by mitigating human error, all while providing a consistent, standardized cell count. Incorporated with its user-friendly Matrix software, this product performs an automated and sophisticated image analysis workflow that delivers reliable results in seconds.

•Software
◦Phenologic.AI™ software, a module in our Harmony™ high-content imaging and analysis software and in our Signals Image Artist™ image analysis and data management platform uses a pre-trained deep-learning image-analysis model to enable analysis of brightfield images and provides an additional channel for multiplexing and easier analysis of live cell assays.

Brand Names:
Our Life Sciences segment offers additional products under various brand names:
Accell™, AdenoBOOST™, AlphaLISA®, AlphaPlex™, AlphaScreen®, Alpha™ SureFire®, BioLegend®, Brilliant Violet™, Ce3D™, CellCarrier®, Cellaca™, Celigo™, Cellometer™, cell::explorer™, Cell-Vive™, Chalice™, Chem3D®, ChemDraw®, ChemOffice®, CHOSOURCE™, DELFIA®, Dharmacon™, DharmaFECT™, Edit-R™, ELISA MAX™, EnVisionTM, EnVision NexusTM, Flex-T™, FMT®, FolateRSense™, GoInVivo™, HTRF®, ImmuSignature ™, IVIS®, IVISbrite®, IVISense®, LANCE®, LANCE ® Ultra ™, LEAF™, LEGEND MAX™, LEGENDplex™, LentiBOOST®, Lincode™, Living Image®, Lumina™, MicroBetaTM, MimixTM, Mini ELISA Plate Reader™, miRIDIAN™, MojoSort™, MuviCyte™, NEN ® , OncoSignature™, OncoSpanTM, ON-TARGET™, ON-TARGETplus™, Opera PhenixTM Plus, Operetta-CLS™, OptiScint™, PhenoPlate™, PhenoVue™, Pin-point™, Quantulus™ GCT, Quantum™, RAPID MAX™, RediJect™, RNAiONE™, Signals™, Signals Image Artist™, SMARTpools™, SMARTvector™, Spark PLUS™, Spectrum™, TotalSeq™, Tri-CarbTM, Ultra-LEAF™, VegaTM, VesselVue®, ViaStain™, VICTOR Nivo™, Western Lightning™, and Wizard2TM.

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
Principal Products:
Our principal products and services for Diagnostics applications include the following:
•Reproductive Health
◦The DELFIA® Xpress screening platform, a complete solution for prenatal and maternal health screening including a fast continuous loading system. It is supported by kits for first, second and third trimester analyses for prenatal screening and clinically validated LifeCycle™ software.
◦The DELFIA® Xpress sFlt-1 kit enables short term prediction of pre-eclampsia and aids in diagnosis in the second and third trimesters of pregnancy together with the previously launched DELFIA® Xpress PlGF 1-2-3™ assay.
◦The NeoBase™ non-derivatized MS/MS AAAC kits is used to support detection of metabolic disorders in newborns through tandem mass spectrometry. The kits analyze newborn dry blood spot samples for measurement of amino acids and other metabolic analytes for specific diseases.
◦The GSP® Neonatal hTSH, T4 17á-OHP, GALT IRT, BTD, PKU, Total Galactose, CK-MM and G6PD kits, used for screening congenital neonatal conditions from a drop of blood.
◦The Specimen Gate® informatics data management solution, designed specifically for newborn screening laboratories.
◦The NeoLSD™ MS/MS kit, the first commercial IVD kit for screening of Pompe, MPS-I, Fabry, Gaucher, Niemann-Pick A/B and Krabbe disorders from a single dried blood spot sample.
◦QSight® 210MD and 225MD UHPLC MS/MS instruments used for newborn screening.
◦Vanadis® NIPT, a non-PCR non-sequencing fully automated cfDNA technology for use in any laboratory for screening common trisomies in the pregnant population.

◦The EONIS™ assay, a CE marked and United States Food and Drug Administration (“FDA”) authorized system utilizing real-time PCR technology, which allows for simultaneous screening of SMA, SCID and XLA in newborns from a single DBS punch.
◦EONIS™ Q novel “dry-chemistry” qPCR newborn screening workflow for SCID, SMA, and XALD screening.
◦DELFIA™ Trio automated plate dispenser, washer and disk remover for the manual newborn screening and prenatal workflows.
◦EVOYA® cloud-based, newborn screening, informatics and data management software.
◦ViaCord® umbilical cord blood banking services for the banking of stem cells harvested from umbilical cord blood and cord tissue, for potential therapeutic application in transplant and regenerative medicine.
◦Revvity Omics global laboratory network offering multi-OMIC clinical grade services for testing over an individual’s lifetime (prenatal to adults) in cytogenetics, biochemical genetics, molecular genetics and immunodiagnostics. The laboratory network includes testing laboratories in the United States, Sweden, India, China and the United Kingdom.
◦Utilizing next-generation sequencing, Revvity Omics labs provide testing solutions including but not limited to whole genome sequencing, whole exome sequencing, curated and customized gene panels.
◦Revvity Omics Whole Genome Sequencing test provides dual genome analysis (nuclear and mitochondrial) detecting single nucleotide variants, chromosomal and intragenic copy number events, short tandem repeats analysis for >30genes and SMN1 copy number characterization. This test also provides additional findings like pharmacogenomic analysis and carrier status among others.
◦Ultrarapid Whole Genome Sequencing test, a variant of the whole genome sequencing (WGS) analysis, bundles the StepOne biochemical profile, cCMV analysis and metagenomic analysis with the standard WGS analysis to help babies in the NICU with a result as fast as five days.
◦Using WGS as a backbone, Revvity Omics provides two unique products, the CNGnome® NGS Array and WholePanel ™ test. Utilizing the uniform coverage across genome, the CNGnome NGS array is used to detect copy number events over 25kb in size, making this as a new gold standard in CNV detection. The WholePanel test provides enhanced coverage including the intronic regions for the expertly curated WholeCancer, WholeAtaxia, WholeCardiology and WholeMuscularDystrophy gene panels.
•Applied Genomics
◦The Omni Bead Ruptor® Elite Bead Mill Homogenizer enables grinding, lysing, and homogenization of biological samples prior to molecular analyte extraction, delivering repeatable sample disassociation.
◦The Omni Prep 96 Automated Homogenizer Workstation, a fully automated homogenizer enabling true walk-away processing for high-throughput labs.
◦Automated liquid handling platforms (Fontus™, JANUS®, Sciclone®, Zephyr® and FlexDrop™) offering a choice of robotic solutions in genomics, biotherapeutics, high throughput screening and high content analysis to assist life science research from bench to clinic.
◦JANUS® BioTx™ and PreNAT II™ workstations for automated small-scale purification, offering column, tip and plate-based chromatography on a single platform.
◦The LabChip® GXII Touch™ protein characterization system provides a means of characterizing multiple protein product attributes for research labs through QC.
◦The explorer™ automated workstation allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.
◦The PG-Seq™ Rapid kit v2 analyzes picogram quantities of DNA from an embryo biopsy for preimplantation genetic research with enhanced whole genome coverage and accuracy.
◦DOPlify® WGA V2 kit performs fast whole genome amplification on single cells or limited template DNA samples, allowing cell chromosome copy number status to be determined.
◦NEXTFLEX® library prep kits simplify library prep with optimized protocols and reagents, making the library preparation process more efficient and reliable.
◦Automation protocols and kits launched for the BioQule™ NGS System, making it an open system that combines automation, reagents, consumables and scripts, enabling walkaway automation to simplify low throughput nucleic acid isolation, NGS library preparation and quantitation.
◦The Fontus™ liquid handler is available in multiple versions to automate both NGS and life science workflows.
•Immunodiagnostics
◦The chemagic™ Prime™ instrument is a fully automated, LIMS-compatible solution for primary sample transfer, DNA and RNA isolation, to normalization and the setup of PCR and Next Generation Sequencing (“NGS”) applications.
◦The chemagic™ 360 instrument is a flexible solution for automated nucleic acid isolation from 0.1-18 ml sample volumes of diverse sample materials. The chemagic™ 360-D instrument (IVDR) and chemagic™

Prime™ Junior-D instrument (IVDR), together with the chemagic™ IVD Kits, are the optimal choice for automated IVDR compliant nucleic acid isolation for clinical diagnostics.
◦The Oxford Immunotec T-SPOT® Technology platform, a modified ELISPOT used to detect a T cell immune response to infection.
◦The Oxford Immunotec T-SPOT®TB test, an in vitro diagnostic test for the detection of effector T cells that respond to stimulation by mycobacterium tuberculosis antigens by capturing interferon gamma in the vicinity of T cells in human whole blood. It is intended for use as an aid in the diagnosis of tuberculosis infection.
◦An expanded portfolio of molecular-based infectious disease screening technologies for blood bank and clinical laboratory settings in China. The tools include a qualitative 3-in-1 assay for the detection of hepatitis B, hepatitis C and HIV, as well as assays for other communicable diseases.
◦TRF-based Anti HBs/HCV/TP kits for infectious disease testing.
◦Chitas® instrument and HBV/HCV/HIV 3-in-1 PCR reagents for blood screening, and Hi Sensitivity HBV DNA and HCV RNA assays for clinical infectious disease testing.
◦Chemiluminescence immunoassays and ELISA for therapeutic drug monitoring.
◦A comprehensive portfolio of chemiluminescence immunoassays and ELISAs for endocrinology testing.
◦Radioactive immunoassays in testing calcium metabolism.
◦Autoimmune testing, including indirect immunofluorescence tests (IIFT), ELISA, chemiluminescence immunoassays and immunoblots, covering rheumatology, hepatology, gastroenterology, endocrinology, neurology, nephrology, dermatology and infertility.
◦Allergy testing covering allergen-specific immunoglobin E (IgE), measuring the level of different IgE antibodies or total IgE in blood using multiplex EUROLINETM immunoblot assays as well as singleplex chemiluminescence immunoassays.
◦Infectious disease testing, including IIFT, ELISA, chemiluminescence immunoassays, immunoblots, microarrays and real-time PCR, covering bacteria, viruses, fungi and parasites.
◦A complete portfolio of chemiluminescence immunoassays (“ChLIA”) for precise Alzheimer’s disease diagnostics providing reliable analysis of the established CSF biomarkers beta-amyloid (1-40), beta-amyloid (1-42), total tau and pTau (181) and a high degree of standardization due to fully automated processing.
◦EUROLabPolaris platform provides the secure transfer of indirect immunofluorescence data to several locations enabling central evaluation within the software.
◦EUROLabOfficeTM4.0 laboratory management system provides a central interface between devices to simplify and speed up the diagnostic routine and increases security through organization of all lab procedures and traceable documentation of all data and processes.
◦EUROPattern ClassifierTM 2.4 AI-enhanced software module of EUROLabOfficeTM4.0 offers automated result proposals from images captured with the all-in-one IFA instrument UNIQO 160 as well as from the automated microscopes EUROPattern and EUROPattern Microscope Live.
◦EUROLabWorkstationTM IFA and EUROLabWorkstation ELISA provide fully automated processing of IIFT and ELISA, respectively, for laboratories with high sample throughput.
◦EUROPatternTM microscope provides fully automated immunofluorescence microscopy including IIFT pattern recognition and titer determination.
◦EUROPatternTM microscope live provides fully automated and fast image recording and modern on-screen reporting, also including IIFT pattern recognition and titer determination.
◦EUROBlotOneTM compact tabletop device for complete processing of immunoblots.
◦UNIQO160TM device for fully automated processing of IIFT from primary sample to final microscopy result for up to 160 samples and 18 slides.
◦IDS-i10TM compact random-access solution for the processing of ChLIA in the field of autoimmune and infection diagnostics as well as antigen detection, providing sample throughput of up to 170 tests per hour.
◦IDS-iSYS Multi-Discipline Automated System is a compact automation solution for the processing of ChLIA in the field of autoimmune, infection and allergy diagnostics as well as antigen detection, providing sample throughput of up to 120 samples per hour.
◦MyFoodProfile immunoblots for the determination of IgG and IgE reactivity against more than 200 foods (CE-marked).

New Products:
New products or services introduced or acquired for Diagnostics applications in fiscal year 2024 include the following:
•Reproductive Health
◦CD34+ hematopoietic stem cells from human umbilical cord blood (for research use only and not for use in diagnostic procedures).
◦The NEXTFLEX® Neo NGS RUO Panel 1 kit, which is part of a new end-to-end workflow solution for newborn sequencing research.

◦Revvity Genomics LIMS cloud-based, genomic platform solution is primed for secure data management and LIS integration.
◦Revvity Genomics AnalyzeTM genomics primary and secondary analysis software for variant calling.
◦Revvity Genomics InterpretTM tertiary and reporting software for genomic testing.
◦Revvity Transcribe AITM innovative OCR service designed to convert handwritten text on test request forms into a digitized format.
•Applied Genomics

◦LabChip® Plasmid DNA assay enables purity and sizing analysis of the three primary isoforms of pDNA during the manufacturing of proteins, viral vectors, and messenger RNA.

•Immunodiagnostics

◦Auto-PureTM 2400 automated liquid handling platform designed to provide efficient workflows in the lab for T-SPOT.TB® testing.
◦EUROStar IV Plus, a new model of EUROIMMUN's successful LED microscope series for convenient manual fluorescence microscopy with attractive new features for easy and ergonomic manual microscopy.
◦The optimised (IVDR-compliant) “RVTY”"CSF ELISA 2.0" series for facilitated handling and resource savings.
◦The GeneProof-ALPCOTM portfolio for molecular diagnostics.
◦EURORealTime APOE for APOE genotyping to assess a patient’s risk for side effects prior to the start of an anti-amyloid (beta) therapy in Alzheimer’s disease.

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including:

AutoDELFIA®, BACS-on-Beads®, BIOCHIPs, Bioo Scientific®, BioQule™, BoBs®, chemagic™, Chitas®, DELFIA®, DELFIA® Xpress, DOPlify®, EONIS™, EUROArray™ , EUROIMMUN®, EUROLabWorkstation™, EUROLINE™, EUROPatternTM, Evolution™ Evoya®, explorer™, Fontus™, GSP®, Haoyuan™, IDS® Immunodiagnosticsystems, IDS-i10®, IDS-i10T®, IDS-iSYS®, iLab™, iQ™, JANUS®, LabChip®, LifeCycle™, LimsLink™, Migele®, MultiPROBE®, NEXTFLEX®, NextPrep™, Omni Bead Ruptor®, Omni Bead Ruptor Elite™, Omni Tip™, Pannoramic™, Panthera Puncher™, PG-Seq™, PG-Find™, PreNAT II™, Prime™, Protein Clear™, ProteinEXact™, QuantiVac™, RONIA®, Sciclone®, SimplicityChrom™, Specimen Gate®, Superflex™, Symbio™, T-SPOT®, Touch™, Twister®, Vanadis®, VariSpec™, ViaCord®, VICTOR2™D, and Zephyr®.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of December 29, 2024, we employed approximately 1,400 sales and service representatives operating in approximately 40 countries and marketing products and services in more than 160 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $14.2 million and $14.1 million as of December 29, 2024 and December 31, 2023, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Human Capital Management
As of December 29, 2024, we employed approximately 11,000 employees on a worldwide basis. Roughly 80% of our workforce is based outside of the United States. Several of our subsidiaries outside the United States have employment contracts with our employees where the terms and conditions are influenced by labor unions and workers’ councils’ agreements that involve approximately 4,000 of our employees. During fiscal year 2024, our voluntary turnover rate was approximately 9%. We believe that management of our human capital resources is vital to the continued growth and success of our company, and we endeavor to create an environment that encourages productivity, rewards performance and values employees. There are several ways in which we attempt to attract, develop and retain highly qualified employees, as set forth below.
Our human capital objectives include, as applicable, identifying, recruiting, developing, retaining, incentivizing, and integrating our existing and new employees. We strive to meet this objective by offering competitive compensation and benefits, in a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers. We hold our employees to high performance standards and our compensation plans are designed to deliver competitive base pay and attractive incentive opportunities. Our benefits programs are specifically tailored to the various countries in which we operate and maintain a significant workforce. We benchmark for market practices and adjust our compensation and benefits programs to ensure they remain both equitable and competitive.
Fostering a Positive Workplace Culture
We believe in a workplace, where everyone feels valued, respected, and has the opportunity to contribute their unique perspectives and talents. We have employees in roughly 40 countries around the world.
esg.revvity.com is a home for information related to Environmental, Social, and Governance policies and initiatives at Revvity. The site provides information for our employees, customers and investors on our environmental and social performance, including key metrics and relevant policies. We highlight our global efforts to preserve our environment, support the communities where we operate, and foster a positive workplace. The site showcases our commitment to responsible business practices and how these contribute to long-term value creation for our stakeholders.

We understand that our ability to operate in a multicultural world is critical to our long-term value creation. We strive to create a workplace where everyone feels valued and respected, believing that this fosters innovation and enables all employees to contribute fully to our shared goals. We make employment decisions based on legitimate business needs and in compliance with all applicable laws.
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
With regards to career growth, we regularly fill open vacancies with internal candidates. Our internal mobility program empowers employees to explore many different career options available to them. Career options vary based on an employee’s aspirations and can include specific project work, stretch assignments, job rotations, mentoring, networking, or internal job changes.
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
Community
At Revvity, we have long held the view that responsible global citizenship along with good governance principles and ethical business practices are essential tenets for sustainability and success. We encourage our employees to support the communities in which they live and where we operate, and to assist in that effort, we fund a long-term charitable matching program for our employees. In addition, we have established a group comprised of management and subject matter experts at our company to focus on developing and delivering on measurable advancements in the areas of reducing waste, reducing carbon emissions and improving employee engagement.

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
Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly revenue and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, the inability of our customers to secure credit or funding, restrictions in capital expenditures, general economic conditions, cuts in government funding, deficit reduction efforts or other actions that reduce or freeze the availability of government funding for healthcare and research or unfavorable changes in government regulations would likely result in a reduction in demand for our products and services and additional pricing pressures, as well as create potential collection risk associated with those sales. In addition, government funding is subject to economic conditions and the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals or reductions in government funding. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability.
    Our growth and profitability are subject to global economic and political conditions, and operational disruptions at our facilities.
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, trade protectionism, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity, interest rates and currency volatility or devaluation. Environmental events and political changes, including trade barriers and tariffs, and war or other conflicts, such as the current conflicts in Ukraine and the Middle East, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed in the short term, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:
•demand for and market acceptance of our products,
•competitive pressures resulting in lower selling prices,
•changes in the level of economic activity in regions in which we do business, including as a result of global health crises or pandemics,
•changes in trade policy applicable to the regions in which we do business,
•changes in general economic conditions or government funding,
•settlements of income tax audits,

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
The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and other goods can usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers. In addition, global health crises or pandemics, changes in trade policy, wars, conflicts, or other changes in a country’s or region’s political or economic conditions, could have a significant adverse effect on our supply chain.
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
As of December 29, 2024, our total assets included $9.1 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2024. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our senior unsecured revolving credit facility, the 2026 Notes, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes, the 2051 Notes, including our new senior unsecured revolving credit facility that was entered into in January 2025, or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
On October 24, 2024, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2024 that was paid in February 2025. On January 23, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2025 that will be payable in May 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C.    Cybersecurity Disclosures
 We have developed and maintain a Material Cyber Incident Disclosure Program. The program includes processes for the identification, review and assessment of materiality of cyber events, notification of our senior leadership and Board of Directors of such events, and financial reporting disclosure where applicable. As part of the program, we also engage in due diligence regarding the cybersecurity capabilities of our current and potential third-party vendors in accordance with industry best practices. Under the program, all material cyber incidents will be reported to our Board of Directors. The program is led by our Cyber Event Disclosure Committee, which includes members of our Information Security, Corporate Legal, External Reporting and Enterprise Risk Management teams. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. For all critical third party service provides, we perform a review of the vendor's System and Organization Controls (SOC), which is referred to as a SOC 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to understand and mitigate any additional risks. Our assessment of risks associated with use of third-party providers is part of our overall risk management framework. We have implemented comprehensive cybersecurity initiatives for our employees, including education, training, and testing. These measures are conducted annually to ensure our employees remain up-to-date with the latest security practices, complementing our continuously improving processes and systems.
Our Chief Information Officer is responsible for developing and implementing our information security program. Our Information Security team monitors our exposure to external cybersecurity threats, leveraging automated tools and manual processes to ensure cybersecurity risk is effectively mitigated on a continuous basis. This team leverages internal IT resources, a managed security service provider, and additional third-party security software and technology services. When a specific incident has been identified, the Information Security team leverages our Cyber Incident Response Plan in conjunction with established Information Security policies to begin assessment of the incident. Depending on the type and/or severity of the incident, our Information Security team will determine (in compliance with our Cyber Incident Response Plan) whether third party expertise or consultation is necessary. If such expertise or consultation is determined to be necessary, our Information Security and Corporate Legal teams will engage with third-party experts. As part of its review of incidents, our Information Security team considers the risk exposure, potential impact, severity and implications with respect to our information technology systems. Our Information Security team is responsible for escalating incidents which are determined to be higher risk to our Cyber Event Disclosure Committee. The Cyber Event Disclosure Committee will work with our General Counsel to determine the materiality of the incident and any required disclosure. When an incident is determined to be material and is required to be disclosed, the Cyber Event Disclosure Committee will notify our senior leadership and our Board of Directors through the Audit Committee of our Board of Directors. The Cyber Event Disclosure Committee will collaborate with our Corporate Legal and Financial Reporting teams to develop any required Form 8-K Item 1.05 disclosure.
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

Item 2.    Properties

We conduct operations for both our Life Sciences and Diagnostics segments in manufacturing and assembly plants, research laboratories, administrative offices and other facilities. A majority of all such facilities utilized are leased from third parties. Our real property leases are both short-term and long-term. See Note 20, Leases, in the Notes to Consolidated Financial Statements for further discussion of our leases.

Item 3.    Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 29, 2024 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below are our executive officers as of February 25, 2025. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Prahlad Singh	President and Chief Executive Officer	60
Maxwell Krakowiak	Senior Vice President and Chief Financial Officer	35
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	56
Miriame Victor	Senior Vice President, Chief Commercial Officer	44
Tajinder Vohra	Senior Vice President, Global Operations	59
Anita Gonzales	Vice President, Controller	49

Prahlad Singh, 60. Dr. Singh currently serves as President and Chief Executive Officer of Revvity, having previously served as President and Chief Operating Officer of Revvity from January 2019 through December 2019. Dr. Singh joined Revvity as the President of our Diagnostics business in May 2014. He was elected Senior Vice President in September 2016 and Executive Vice President in March 2018. Prior to joining Revvity, Dr. Singh was General Manager of GE Healthcare’s Women’s Health business from 2012 to 2014, with responsibility for its mammography and bone densitometry businesses. Before that, Dr. Singh held senior executive level roles in strategy, business development and mergers & acquisitions at both GE Healthcare and Philips Healthcare. Earlier in his career, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol-Myers Squibb Medical Imaging, which included managing the Asia Pacific and Middle East region. Dr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.
Maxwell Krakowiak, 35. Mr. Krakowiak was appointed Senior Vice President and Chief Financial Officer of Revvity in August 2022 after having most recently served as our Vice President, Corporate Finance, focusing on driving global finance transformation through people, process and automation. Mr. Krakowiak joined Revvity in October 2018, and prior to being appointed as our Senior Vice President and Chief Financial Officer held several financial leadership positions of increasing scope and responsibilities, including oversight of financial planning and analysis, commercial finance and business development. Prior to joining Revvity, Mr. Krakowiak worked for General Electric Company (“GE”) for seven years, most recently as Executive Audit Manager, working globally across GE’s businesses on financial audits and operational excellence projects. During his tenure at GE, he served in a number of progressively responsible leadership roles across GE’s Corporate Audit Staff and Financial Management leadership programs. Mr. Krakowiak holds a Bachelor of Science degree in finance from Fordham University.
 Joel S. Goldberg, 56. Mr. Goldberg currently serves as our Senior Vice President, Administration, General Counsel and Secretary, having joined as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.
Miriame Victor, 44. Ms. Victor joined Revvity in October 2014 as Sales Leader for the Diagnostics business in Europe and most recently served as Vice President and General Manager for EMEAI, prior to being appointed Senior Vice President and Chief Commercial Officer in January 2021. In that role, she oversees Revvity’s product commercialization efforts across all businesses, having previously completed the successful consolidation of the Diagnostics business with other businesses into one unified commercial organization. Prior to joining Revvity, Ms. Victor held various commercial leadership positions in the pharmaceutical industry with MSD and Novartis, and in the medical device industry with GE Healthcare. Ms. Victor holds a Bachelor of Science degree in pharmacy and pharmaceutical sciences from Cairo University and earned her Master of Business Administration from Arab Academy for Science, Technology and Maritime Transport.
Tajinder Vohra, 59. Mr. Vohra joined Revvity in October 2015 as Vice President of Global Operations and was appointed Senior Vice President, Global Operations in January 2018. He oversees all of Revvity’s global operations, including manufacturing, supply chain, customer care and distribution. Prior to joining Revvity, Mr. Vohra served at ABB as a Country Operations Leader, where he was responsible for India-wide operations and Supply Chains for India, Middle East and Africa.

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
Anita Gonzales, 49. Mrs. Gonzales was appointed our Vice President and Controller in May 2023, having joined Revvity as Senior Director of Integration and Controllership Initiatives in March 2021. Prior to joining Revvity, Mrs. Gonzales was at General Electric Company (“GE”) for ten years. During her tenure at GE, Mrs. Gonzales was Director of Audit and Advisory Practices Corporate division from 2016 to 2021, with responsibility for technical accounting and auditing standards of the Corporate Audit Staff. Before that, Mrs. Gonzales held executive roles at GE Aviation including Global Controller- Commercial Engines. Earlier in her career, she held roles of increasing responsibility, up to Senior Manager, at PricewaterhouseCoopers. Mrs. Gonzales holds Master of Public Accounting and Bachelor of Business Administration degrees from the University of Texas at Austin and is a Certified Public Accountant.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity
We only have one class of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “RVTY”. As of February 21, 2025, we had approximately 2,753 holders of record of our common stock.
Stock Repurchases and Dividends
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Aggregate Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2024 - October 27, 2024	351,461	$120.54	30,000	$996,456,502
October 28, 2024 - November 24, 2024	537,773	115.16	537,705	934,536,467
November 25, 2024 - December 29, 2024	671,949	115.23	671,050	857,209,712
Activity for quarter ended December 29, 2024	1,561,183	$116.40	1,238,755	$857,209,712
________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2024, we repurchased 37,443 shares of common stock for this purpose at an aggregate cost of $4.6 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)On April 27, 2023, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). On October 24, 2024, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 23, 2026, unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2024, we repurchased 1,820,296 shares of common stock under the Repurchase Program for an aggregate cost of $213.6 million. During the fourth quarter of fiscal year 2024, we repurchased 284,985 shares of common stock under the Repurchase Program for an aggregate cost of $34.3 million. During the fourth quarter of fiscal year 2024, we repurchased 1,238,755 shares of common stock under the New Repurchase Program for an aggregate cost of $142.8 million. As of December 29, 2024, $857.2 million remained available for aggregate repurchases of shares under the New Repurchase Program.

Our Board of Directors declared a cash dividend of $0.07 per share during the fourth quarter of fiscal year 2024 that was paid in February 2025. Refer to Note 17, Stockholders' Equity, in the Notes to Consolidated Financial Statements for further discussion regarding stock repurchases and dividends.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and the S&P 500 Life Sciences Tools & Services Industry Index for the five fiscal years from December 29, 2019 to December 29, 2024.

Comparison of Five-Year Cumulative Total Return
Among Revvity, Inc. Common Stock, S&P Composite-500 and
S&P 500 Life Sciences Tools & Services Industry Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

$250
$200
$150
$100
$50
$0
12/29/2019
1/3/2021
1/2/2022
1/1/2023
12/31/2023
12/29/2024
Revvity, Inc.
S&P 500
S&P Life Sciences Tools & Services

	12/29/2019	1/3/2021	1/2/2022	1/1/2023	12/31/2023	12/29/2024
Revvity, Inc.	$100.00	$148.27	$208.13	$145.42	$113.62	$116.71
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Life Sciences Tools & Services Industry Index	$100.00	$133.01	$184.53	$142.26	$137.88	$133.07

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53-week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 29, 2024 (“fiscal year 2024”), December 31, 2023 (“fiscal year 2023”) and January 1, 2023 (“fiscal year 2022”) included 52 weeks. The fiscal year ending December 28, 2025 (“fiscal year 2025”) will include 52 weeks.

Overview of Fiscal Year 2024
During fiscal year 2024, we again delivered differentiated financial performance despite market headwinds, demonstrating the strength of our product portfolio and innovation. Our overall revenue in fiscal year 2024 increased by $4.5 million, or less than 1%, as compared to fiscal year 2023, reflecting an increase of $42.7 million, or 3%, in Diagnostics segment revenue and a decrease of $38.2 million, or 3%, in Life Sciences segment revenue. The increase in Diagnostics segment revenue was primarily driven by increased demand in our immunodiagnostics and reproductive health businesses, partially offset by a decrease in revenue from our applied genomics business. The decrease in Life Sciences segment revenue was driven by a decrease in instruments and reagents revenue due to pharmaceutical and biotechnology market headwinds, partially offset by an increase in software revenue from the timing of contract renewals and new orders.
Our consolidated gross margin decreased 16 basis points in fiscal year 2024, as compared to fiscal year 2023, primarily due to an unfavorable shift in product mix and higher product costs, partially offset by pricing actions and productivity initiatives. Our consolidated operating margin increased 166 basis points in fiscal year 2024, as compared to fiscal year 2023, due to productivity initiatives and cost containment.
Overall, we believe that our range of product offerings, leading market positions, global scale and financial strength provides us with a foundation for continued long-term growth, margin expansion and robust cash flow generation.

Consolidated Results of Operations
 Fiscal Year 2024 Compared to Fiscal Year 2023
Revenue
Revenue for fiscal year 2024 was $2,755.0 million, as compared to $2,750.6 million for fiscal year 2023, an increase of $4.5 million, or less than 1%. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2024 as compared to fiscal year 2023 and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $1,254.1 million for fiscal year 2024, as compared to $1,292.3 million for fiscal year 2023, a decrease of $38.2 million, or 3%, driven by a decrease of $47.2 million in instruments revenue and a decrease of $13.5 million in reagents revenue, partially offset by an increase of $22.5 million in software revenue. Diagnostics segment revenue for fiscal year 2024 was $1,500.9 million, as compared to $1,458.2 million for fiscal year 2023, an increase of $42.7 million, or 3%, due to an increase of $43.7 million in immunodiagnostics revenue and an increase of $22.6 million in reproductive health revenue, partially offset by a decrease of $23.7 million in applied genomics revenue. As a result of adjustments to deferred revenue related to certain acquisitions required by business combination accounting rules, we did not recognize $0.8 million of revenue for each of the fiscal years 2024 and 2023 that otherwise would have been recorded by the acquired businesses during each of the respective periods.

Cost of Revenue
Cost of revenue for fiscal year 2024 was $1,217.4 million, as compared to $1,210.9 million for fiscal year 2023, an increase of approximately $6.5 million, or 1%. As a percentage of revenue, cost of revenue increased to 44.2% in fiscal year 2024 from 44.0% in fiscal year 2023, resulting in a decrease in gross margin of approximately 16 basis points to 55.8% in fiscal year 2024 from 56.0% in fiscal year 2023 due to an unfavorable shift in product mix and higher product costs, partially offset by pricing actions and productivity initiatives. Rebranding costs were $6.2 million for fiscal year 2024. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.6 million for fiscal year 2024, as compared to $2.8 million for fiscal year 2023. Amortization of intangible assets was $144.4 million for fiscal year 2024, as compared to $147.6 million for fiscal year 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2024 were $994.1 million, as compared to $1,022.6 million for fiscal year 2023, a decrease of $28.5 million, or 3%. As a percentage of revenue, selling, general and administrative expenses decreased to 36.1% in fiscal year 2024 from 37.2% in fiscal year 2023. Amortization of intangible assets decreased and was $215.0 million for fiscal year 2024, as compared to $217.5 million for fiscal year 2023. Restructuring and other costs, net, decreased and were $17.5 million for fiscal year 2024, as compared to $26.6 million for fiscal year 2023. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $16.3 million for fiscal year 2024, as compared to $62.0 million for fiscal year 2023. Purchase accounting adjustments decreased expenses by $1.7 million for fiscal year 2024, which primarily consisted of a change in fair value of contingent consideration, as compared to increasing expenses by $4.3 million for fiscal year 2023. Costs for significant environmental matters also added an incremental expense of $2.5 million for fiscal year 2023. The above decreases were partially offset by an increase in asset impairments, which added an incremental expense of $22.8 million for fiscal year 2024. Significant litigation matters and settlements added an incremental expense of $7.8 million for fiscal year 2024 and were minimal for fiscal year 2023. Excluding the factors above, the net decrease in selling, general and administrative expenses was the result of productivity initiatives and cost containment.
Research and Development Expenses
Research and development expenses for fiscal year 2024 were $196.8 million, as compared to $216.6 million for fiscal year 2023, a decrease of $19.7 million, or 9%. As a percentage of revenue, research and development expenses decreased to 7.1% in fiscal year 2024 from 7.9% in fiscal year 2023. The decrease in research and development expenses was primarily driven by productivity initiatives and cost containment, as well as a decrease in stock compensation expense related to awards given to BioLegend employees post-acquisition, which added an incremental expense of $2.2 million in fiscal year 2024, as compared to $4.3 million for fiscal year 2023.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 29, 2024	December 31, 2023
	(In thousands)
Interest income	$(73,190)	$(72,131)
Interest expense	96,278	98,813
Change in fair value of investments	(7,958)	33,921
Other components of net periodic pension cost	8,508	19,006
Foreign exchange losses and other expense, net	6,977	37,977
Total interest and other expense, net	$30,615	$117,586
Interest income increased due to an increase in short-term investments and higher interest rates. Interest expense decreased primarily due to lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2023 and September 2024. Change in fair value of investments resulted in income of $8.0 million in fiscal year 2024 as compared to expense of $33.9 million in fiscal year 2023 primarily due to the fluctuation in share price of investments in marketable securities, partially offset by fair value changes in notes receivables and other investments. Other components of net periodic pension cost decreased primarily due to increases in applicable discount rates. Foreign exchange losses and other expense, net, was lower during fiscal year 2024 as compared to the same period in the prior year primarily due to a foreign exchange loss of $24.0 million that was recognized in fiscal year 2023 related to the cash proceeds from the sale of the Business that were held offshore. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”
Provision for Income Taxes
The effective tax rates were 10.5% and 1.9% for fiscal years 2024 and 2023, respectively. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 29, 2024	December 31, 2023
	(In thousands)
Tax at statutory rate	$66,386	$38,346
Non-U.S. rate differential, net	(13,332)	(18,479)
U.S. taxation of multinational operations	(28,879)	(4,594)
State income taxes, net	2,174	(265)
Impact of rate changes	—	(12,795)
Prior year tax matters	(9,389)	3,971
Effect of stock compensation	2,960	2,225
General business tax credits	(17,634)	(4,718)
Transfer pricing matters	(2,391)	(6,725)
Change in valuation allowance	29,781	6,772
Effect of foreign repatriations	5,329	(4,737)
Other, net	(1,950)	4,472
Total	$33,055	$3,473

The variation in our effective tax rate from the statutory rate for fiscal year 2024 was primarily the result of general business tax credits of $17.6 million, a prior year true-up related to the tax on foreign earnings of approximately $9.4 million, and favorability in our U.S. taxation of multinational operations of $28.9 million, which were partially offset by an increase in valuation allowance of $29.8 million. The variation in our effective tax rate from the statutory tax rate for fiscal year 2023 was primarily the result of a favorable ruling from a foreign tax authority of approximately $15.2 million, a prior year true-up related to the tax on foreign earnings of approximately $7.0 million, and a benefit for the state tax rate change on deferred taxes of $12.8 million, which were partially offset by an increase in tax reserves of approximately $33.2 million in respect of unfavorable developments with respect to an uncertain tax position with a foreign tax authority that was partially related to continuing operations.

Fiscal Year 2023 Compared to Fiscal Year 2022
For a discussion of our results of operations for fiscal year 2023 as compared to fiscal year 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 27, 2024.

Reporting Segment Results
Life Sciences
 Fiscal Year 2024 Compared to Fiscal Year 2023
Revenue for fiscal year 2024 was $1,254.1 million, as compared to $1,292.3 million for fiscal year 2023, a decrease of $38.2 million, or 3%. The decrease in our Life Sciences segment revenue was driven by a decrease of $47.2 million in instruments revenue and a decrease of $13.5 million in reagents revenue, partially offset by an increase of $22.5 million in software revenue.
Segment operating income for fiscal year 2024 was $448.0 million, as compared to $489.3 million for fiscal year 2023, a decrease of $41.3 million, or 8%. Segment operating margin decreased 214 basis points in fiscal year 2024, as compared to fiscal year 2023, primarily due to lower volume and continued investments in new product development, digital capabilities and growth initiatives, partially offset by pricing actions and productivity initiatives.
Fiscal Year 2023 Compared to Fiscal Year 2022
For a discussion of our results of operations for fiscal year 2023 as compared to fiscal year 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 27, 2024.
Diagnostics
 Fiscal Year 2024 Compared to Fiscal Year 2023
Revenue for fiscal year 2024 was $1,500.9 million, as compared to $1,458.2 million for fiscal year 2023, an increase of $42.7 million, or 3%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during fiscal year 2024 was due to an increase of $43.7 million in immunodiagnostics revenue and an increase of $22.6 million in reproductive health revenue, partially offset by a decrease of $23.7 million in applied genomics revenue.
Segment operating income for fiscal year 2024 was $372.4 million, as compared to $320.1 million for fiscal year 2023, an increase of $52.3 million, or 16%. Segment operating margin increased 286 basis points in fiscal year 2024, as compared to fiscal year 2023, primarily due to higher volume, productivity initiatives, and cost containment.
Fiscal Year 2023 Compared to Fiscal Year 2022
For a discussion of our results of operations for fiscal year 2023 as compared to fiscal year 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 27, 2024.

Discontinued Operations
On March 13, 2023, we completed the sale (the “Closing”) of certain assets and the equity interests of certain entities constituting our Applied, Food and Enterprise Services businesses (the “Business”) to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. We received approximately $2.27 billion in cash proceeds before transaction costs. At the Closing, we were entitled to an additional $75.0 million in proceeds payable in installments to commence upon our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (the “Brand Fee”). The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds at Closing. During the fiscal year 2024, we received $18.8 million of the Brand Fee. We expect to receive the remaining balance of the Brand Fee in installments in 2025. In addition, we are entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. During fiscal year 2024, we received approximately $138.5 million of cash from the Purchaser and recognized a loss of $19.8 million primarily related to post-closing adjustments.
The Business is reported for all periods as discontinued operations in our consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as income from discontinued operations in our consolidated statements of operations:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Revenue	$—	$176,324	$1,298,376
Cost of revenue	—	125,219	859,330
Selling, general and administrative expenses	—	78,613	306,032
Research and development expenses	—	10,434	64,605
Operating (loss) income	—	(37,942)	68,409
Other (loss) income:
(Loss) gain on sale	(25,448)	811,472	—
Other (expense) income, net	—	(49)	5,195
Total other (loss) income	(25,448)	811,423	5,195
(Loss) income from discontinued operations before income taxes	(25,448)	773,481	73,604
(Benefit from) provision for income tax	(12,762)	259,890	17,101
(Loss) income from discontinued operations	$(12,686)	$513,591	$56,503
The results of discontinued operations during fiscal year 2023 include the results of the Business through March 13, 2023. During fiscal year 2024, we recognized $25.4 million of other expense primarily due to the adjustment to the receivable related to the post-closing adjustment and divestiture-related costs in gain on sale. During fiscal year 2023 we recognized $37.1 million of divestiture-related costs incurred after the Closing in gain on sale and $36.0 million of divestiture-related costs incurred prior to Closing in selling, general and administrative expenses in discontinued operations.
For a discussion of our discontinued operations for fiscal year 2023 as compared to fiscal year 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 27, 2024.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, make strategic acquisitions, service our debt and other long-term liabilities, repurchase shares of our common stock and pay dividends on our common stock. Our principal sources of funds are our internal operations, borrowing capacity available under our senior unsecured revolving credit facility and access to debt markets. We anticipate that our internal operations will generate sufficient cash to fund our operating expenses, capital expenditures, acquisitions, interest payments on our debt and dividends on our common stock, for the foreseeable future, including at least the next 12 months. The sale of the Business generated approximately $2.27 billion in cash proceeds. We expect to continue to use these proceeds for a combination of debt retirement, opportunistic share repurchases and continued strategic and value creating acquisitions.
Cash Flows
Fiscal Year 2024 Compared to Fiscal Year 2023
Operating Activities. Net cash provided by continuing operations was $665.0 million for fiscal year 2024, as compared to $279.4 million for fiscal year 2023, an increase of $385.6 million, primarily due to higher income from continuing operations and less cash used to fund working capital during fiscal year 2024 as compared to fiscal year 2023. The cash provided by operating activities for fiscal year 2024 was principally a result of income from continuing operations of $283.1 million, adjustments for non-cash charges aggregating to $400.2 million, including depreciation and amortization of $427.8 million, and a net cash decrease in working capital of $18.3 million. The cash provided by operating activities for fiscal year 2023 was principally a result of income from continuing operations of $179.5 million, adjustments for non-cash charges aggregating to $491.2 million, including depreciation and amortization of $431.8 million, and a net cash decrease in working capital of $391.3 million. Contingent consideration payments of $6.1 million during fiscal year 2024 as compared to $0.6 million during fiscal year 2023 were included in cash flows from operating activities.
Investing Activities. Net cash provided by the investing activities of our continuing operations was $619.3 million for fiscal year 2024, as compared to a $761.2 million net cash usage for fiscal year 2023, an increase of $1,380.5 million. During fiscal year 2024, proceeds from maturity of U.S. treasury securities were $710.0 million and proceeds from investments and notes receivables were $2.5 million. The cash provided by investing activities during fiscal year 2024 was partially offset by net cash used for capital expenditures of $86.6 million, as compared to $81.4 million for fiscal year 2023. During fiscal year 2024, purchases of investments and notes receivables were $6.6 million, as compared to $6.3 million for fiscal year 2023. During fiscal year 2023, purchases of investments in U.S. treasury securities amounted to $1.2 billion, and net cash used for acquisitions was $2.1 million, which were partially offset by proceeds from maturity of U.S. treasury securities totaling $550.0 million.
Financing Activities. Net cash used in financing activities was $1,128.2 million for fiscal year 2024, as compared to $947.1 million for fiscal year 2023, an increase of $181.1 million. During fiscal year 2024, we made net payments of $723.1 million on debts, as compared to $517.5 million during fiscal year 2023. During fiscal year 2024, we repurchased shares of our common stock for a total cost of $369.6 million, as compared to $388.9 million in fiscal year 2023. We paid $34.5 million in dividends for fiscal year 2024, as compared to $35.0 million in fiscal year 2023. We paid $8.8 million for acquisition-related contingent consideration during fiscal year 2024, as compared to $10.1 million in the prior year period. The cash used in financing activities during fiscal year 2024 was partially offset by proceeds from the issuance of common stock under our stock plans of $7.7 million during fiscal year 2024, as compared to $4.3 million in fiscal year 2023.
Fiscal Year 2023 Compared to Fiscal Year 2022
For a discussion of our results of operations for fiscal year 2023 as compared to fiscal year 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 27, 2024.

Borrowing Arrangements
During fiscal year 2024, we paid in full $711.5 million of outstanding 0.850% Senior Unsecured Notes that became due in September 2024 (the “2024 Notes”). During fiscal year 2024, we received proceeds of $710.0 million upon the maturity of all our outstanding U.S. Treasury securities and utilized those proceeds to partially repay the outstanding 2024 Notes. In addition, on January 7, 2025, our prior senior unsecured revolving credit facility was cancelled and replaced with a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030. See Note 12, Debt, in the Notes to Consolidated Financial Statements for a detailed discussion of our borrowing arrangements.

Dividends
Our Board of Directors (our “Board”) declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2024, 2023 and 2022, resulting in an annual dividend rate of $0.28 per share. At December 29, 2024, we had accrued $8.6 million for a dividend declared in October 2024 for the fourth quarter of fiscal year 2024 that was paid in February 2025. On January 23, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2025 that will be payable in May 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Capital Expenditures
We project an increase in capital expenditures in fiscal year 2025 relative to fiscal year 2024. This planned increase reflects our strategic commitment to enhancing our digital capabilities, product innovations, and realigning our production infrastructure. We anticipate funding these initiatives through a combination of our existing cash reserves and internally generated funds from our continuing operations, ensuring a prudent approach to financial management while pursuing these critical growth and optimization strategies.

Other Potential Liquidity Considerations
At December 29, 2024, we had cash and cash equivalents of $1,163.4 million, of which $562.6 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We recorded the applicable taxes associated with the future remittance of undistributed foreign earnings previously taxed at the U.S. federal level and/or that would be claimed for a dividend received deduction if repatriated.

In connection with the sale of the Business, we expect to receive the remaining balance related to the Brand Fee of $56.3 million as of December 29, 2024, in installments through fiscal year 2025.
On April 27, 2023, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). On October 24, 2024, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 23, 2026, unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2024, we repurchased 1,820,296 shares of common stock under the Repurchase Program for an aggregate cost of $213.6 million. During fiscal year 2024, we repurchased 1,238,755 shares of common stock under the New Repurchase Program for an aggregate cost of $142.8 million. As of December 29, 2024, $857.2 million remained available for aggregate repurchases of shares under the New Repurchase Program. If we continue to repurchase shares, the New Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of December 29, 2024, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $75.9 million. As of December 29, 2024, we have recorded contingent consideration obligations of $21.8 million, of which $4.3 million was recorded in accrued expenses and other current liabilities, and $17.4 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 6.9 years from December 29, 2024, and the remaining weighted average expected earnout period at December 29, 2024 was 4.3 years.
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
Effects of Recently Issued and Adopted Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, in the Notes to Consolidated Financial Statements for a summary of recently issued accounting pronouncements. We adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during fiscal year 2024 and have included the additional disclosures related to the reportable segments in Note 21, Industry Segment and Geographic Area Information, in the Notes to Consolidated Financial Statements. We are in the process of determining the impact of the recently issued accounting pronouncements that have not yet been adopted in our consolidated financial statements.
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
Divestitures: As part of our continuing efforts to focus on higher growth opportunities, we have disposed of or sold certain businesses. In accounting for such transactions, we apply the applicable accounting guidance under U.S. GAAP pertaining to discontinued operations and disposals of components of an entity. When the discontinued operations represented a strategic shift that will have a major effect on our operations and financial statements, we accounted for these businesses as discontinued operations. We recognize divestiture-related costs that are not part of divestiture consideration as general and administrative expense as they are incurred. These costs typically include transaction and disposal costs, such as legal, accounting, and other professional fees. The accounting for divestiture requires estimates and judgment as to the determination of the gain or loss on sale and the fair value of the different elements of consideration received. We received cash proceeds of $2.27 billion and we are entitled to two elements of additional consideration that become payable upon the resolution of certain events. First, we are entitled to proceeds of $75.0 million as consideration for our ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (“Brand Sale”). During the fiscal year 2024, we received $18.8 million of the Brand Fee. The remaining consideration is expected to be received in installments through fiscal year 2025. We are also entitled to proceeds of up to $150.0 million that is contingent on the proceeds that the Purchaser and its affiliates receive on a subsequent sale or other capital event related to the Business (“Contingent Gain”).
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
Goodwill: We periodically review the carrying value of our goodwill, based, in part, upon current estimates of fair values and our projections of anticipated future cash flows. We undertake this review (i) on an annual basis, and (ii) on a periodic basis when facts and circumstances indicate that goodwill may not be recoverable. Any impairment charge that we record reduces our earnings.
The goodwill impairment test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. During the fourth quarter of fiscal year 2024, we voluntarily changed our annual goodwill impairment testing date from the later of January 1 or the first day of each fiscal year to the later of November 1 or the first day of our eleventh fiscal month of each fiscal year. We changed the measurement date to more closely align the annual impairment testing date with the most current information from the budgeting and strategic planning process. We believe the change in goodwill impairment testing date does not represent a material change to our method of applying the accounting principle in light of our internal controls and requirements to assess goodwill impairment upon certain triggering events. This change was applied prospectively and therefore, we performed our annual impairment testing for our reporting units for fiscal year 2024 as of January 1, 2024 and November 1, 2024. We have identified six reporting units and consistently employ the income approach to estimate the current fair value when testing for impairment of goodwill. We corroborate the income approach with a market approach.
A number of significant estimates are involved in the application of the income approach to arrive at forecasted cash flows. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and on our long-range plan in later years. The income approach is sensitive to changes in revenue growth rates and the discount rates.
As of the November 1, 2024 impairment testing, the fair value of each of our reporting units substantially exceeded the respective carrying value of each reporting unit with the exception of the Life Sciences reporting unit. The Life Sciences reporting unit, which had a goodwill balance of $4,332.5 million at December 29, 2024, had a fair value that exceeded its carrying value by more than 10% but less than 20% as of the November 1, 2024 impairment testing date. While we believe that our estimates used in measuring fair value are reasonable, if actual results differ from the estimates and judgments used, including estimates of future revenue growth and volatility in discount rate, impairment charges may be incurred in the future.
    Post-retirement benefits: We sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans and other post-retirement benefits. Retirement and post-retirement benefit plans are a significant cost of doing business, and represent obligations that will be ultimately settled far in the future, and therefore are subject to estimation. Retirement and post-retirement benefit plan expenses are allocated to cost of revenue, research and development, and selling, general and administrative expenses, in our consolidated statements of operations. We immediately recognize actuarial gains and losses in operating results in the year in which the gains and losses occur. Actuarial gains and losses are measured annually as of the calendar month-end that is closest to our fiscal year end and accordingly will be recorded in the fourth quarter, unless we are required to perform an interim remeasurement.
We recognized total costs of $9.3 million in fiscal year 2024 and $20.2 million in fiscal year 2023, for our retirement and post-retirement benefit plans, which include the charge for the mark-to-market adjustment for the benefit plans. The loss related to the mark-to-market adjustment on benefit plans was $1.0 million in fiscal year 2024 and $9.9 million in fiscal year 2023. It is difficult to reliably calculate and predict whether there will be a mark-to-market adjustment in fiscal year 2025. Mark-to-market adjustments are often driven by events and circumstances beyond our control, but primarily relate to changes in interest rates and actual return on investments on plan assets. To the extent the discount rates decrease or the value of our plan assets decrease, mark-to market losses will be recognized. Conversely, to the extent the discount rates increase or the value of our plan assets increase more than expected, mark-to market gains will be recognized.
If the discount rate used to measure the pension obligations were to change as of December 29, 2024, our pension plan expenses would also change as follows:

		Increase (Decrease) at December 29, 2024
	Percentage Point Change	Non-U.S.	U.S.
Pension plans discount rate	+0.25	$(5,986)	$(1,686)
	-0.25	6,280	1,747

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, derivatives, marketable securities, accounts receivable and notes receivables. We believe we had no significant concentrations of credit risk as of December 29, 2024.
We only use derivative instruments as part of our risk management strategy including derivatives utilized as economic hedges that are not designated as hedging instruments. By nature, all financial instruments involve market and credit risks. We enter into derivative instruments with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. We do not enter into derivative contracts for trading or other speculative purposes, nor do we use leveraged financial instruments.
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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $409.8 million at December 29, 2024 and $412.1 million at December 31, 2023, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts is generally 30 days.
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 29, 2024, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(31.7) million, $19.5 million and $(34.5) million during the fiscal years 2024, 2023 and 2022, respectively.
We do not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income (loss) into interest and other expense, net within the next twelve months.
See Note 18, Derivatives and Hedging Activities, in the Notes to Consolidated Financial Statements for a detailed discussion of our derivative instruments and hedging activities.
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
Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 29, 2024, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $1.8 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2024, the Value-At-Risk ranged between $1.0 million and $1.8 million, with an average of approximately $1.5 million.
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt; however, there is $0.5 million of variable rate instruments. Our cash and cash equivalents, for which we receive interest at variable rates, were $1,163.4 million at December 29, 2024. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at December 29, 2024.

Interest Rate Risk—Sensitivity. Our current earnings exposure for changes in interest rates can be summarized as follows:
i. Changes in interest rates can cause our interest expense and cash flows to fluctuate to the extent we have borrowing outstanding on our revolving credit facility.
ii.Changes in interest rates can cause our interest income and cash flows to fluctuate.
We believe that we do not have any material exposure of interest rate risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Revvity, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Revvity, Inc. and subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill of Life Sciences Reporting Unit — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. As of December 29, 2024, the Company’s balance of goodwill was $6.5 billion, of which $4.3 billion was allocated to the Life Sciences reporting unit.

In connection with the annual impairment assessment as of November 1, 2024, the Company concluded that the fair value of each reporting unit exceeded the carrying value of each reporting unit and no impairment was recognized. The fair value of the Life Sciences reporting unit exceeded the carrying value by more than 10% but less than 20%. The Company determined the fair value of the Life Sciences reporting unit using a combination of an income approach and a discounted cash flow model. The discounted cash flow model required management to make significant estimates and assumptions related to the discount rate and forecasts of future revenue. Changes in these assumptions could have a significant impact on the fair value of the reporting unit.

We identified the valuation of the Life Sciences reporting unit as a critical audit matter because of the significant estimates and assumptions management made to measure the fair value of the Life Sciences reporting unit. These fair value measurements required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenue and the selection of the discount rate for the Life Sciences reporting unit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and selection of the discount rate included the following, among others:
–We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those controls related to management’s forecasts and selection of the discount rate used in measuring the fair value of the Life Sciences reporting unit.
–We evaluated management’s ability to accurately forecast operating results by comparing actual results to management’s historical forecasts.
–We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications, budgets and other information obtained while performing the audit and (3) external information.
–With the assistance of our fair value specialists, we performed the following:
–We evaluated the discount rate, including testing the underlying source information and developing a range of independent estimates and comparing those to the discount rate selected by management.
–We tested the mathematical accuracy of the calculations.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2025

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands, except per share data)
Revenue
Product revenue	$2,338,211	$2,415,893	$2,634,582
Service revenue	416,815	334,678	677,240
Total revenue	2,755,026	2,750,571	3,311,822
Cost of product revenue	1,041,749	1,077,744	1,150,402
Cost of service revenue	175,618	133,136	171,590
Selling, general and administrative expenses	994,074	1,022,551	1,025,514
Research and development expenses	196,844	216,578	221,617
Operating income from continuing operations	346,741	300,562	742,699
Interest and other expense, net	30,615	117,586	90,862
Income from continuing operations before income taxes	316,126	182,976	651,837
Provision for income taxes	33,055	3,473	139,161
Income from continuing operations	283,071	179,503	512,676
(Loss) income from discontinued operations	(12,686)	513,591	56,503
Net income	$270,385	$693,094	$569,179

Basic earnings per share:
Income from continuing operations	$2.31	$1.44	$4.06
(Loss) income from discontinued operations	(0.10)	4.12	0.45
Net income	$2.21	$5.56	$4.51
Diluted earnings per share:
Income from continuing operations	$2.30	$1.44	$4.06
(Loss) income from discontinued operations	(0.10)	4.11	0.45
Net income	$2.20	$5.55	$4.50

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Net income	$270,385	$693,094	$569,179
Other comprehensive (loss) income
Foreign currency translation adjustments, net of income taxes:
Amount recognized in other comprehensive income	(119,260)	80,172	(284,854)
Amounts recognized in discontinued operations	—	90,814	—
Net foreign currency translation adjustments, net of income taxes	(119,260)	170,986	(284,854)
Unrecognized prior service credit, net of tax	—	—	44
Unrealized (losses) gains on securities, net of tax	(153)	(181)	5
Other comprehensive (loss) income	(119,413)	170,805	(284,805)
Comprehensive income	$150,972	$863,899	$284,374

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 29, 2024	December 31, 2023
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,163,396	$913,163
Marketable securities	—	689,916
Accounts receivable, net	632,400	632,811
Inventories, net	367,587	428,062
Other current assets	186,225	337,139
Total current assets	2,349,608	3,001,091
Property, plant and equipment, net	482,217	509,654
Operating lease right-of-use assets, net	167,716	155,083
Intangible assets, net	2,640,921	3,022,321
Goodwill	6,463,619	6,533,550
Other assets, net	288,397	342,966
Total assets	$12,392,478	$13,564,665
Current liabilities:
Current portion of long-term debt	$242	$721,872
Accounts payable	167,463	204,121
Accrued expenses and other current liabilities	485,395	524,470
Total current liabilities	653,100	1,450,463
Long-term debt	3,150,476	3,177,770
Deferred taxes and other long-term liabilities	770,523	930,946
Operating lease liabilities	151,505	132,747
Total liabilities	4,725,604	5,691,926
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 120,646,000 and 123,426,000 shares at December 29, 2024 and December 31, 2023, respectively	120,646	123,426
Capital in excess of par value	2,097,110	2,416,793
Retained earnings	5,845,223	5,609,212
Accumulated other comprehensive loss	(396,105)	(276,692)
Total stockholders’ equity	7,666,874	7,872,739
Total liabilities and stockholders’ equity	$12,392,478	$13,564,665

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, January 2, 2022	126,241	$126,241	$2,760,522	$4,417,174	$(162,692)	$7,141,245
Net income	—	—	—	569,179	—	569,179
Other comprehensive loss	—	—	—	—	(284,805)	(284,805)
Dividends ($0.28 per common share, see Note 17)	—	—	—	(35,335)	—	(35,335)
Exercise of employee stock options	195	195	13,919	—	—	14,114
Issuance of common stock for employee stock purchase plans	31	31	4,141	—	—	4,172
Purchases of common stock	(493)	(493)	(80,145)	—	—	(80,638)
Issuance of common stock for long-term incentive program	326	326	44,235	—	—	44,561
Stock-based compensation	—	—	10,383	—	—	10,383
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	693,094	—	693,094
Other comprehensive loss	—	—	—	—	170,805	170,805
Dividends ($0.28 per common share, see Note 17)	—	—	—	(34,900)	—	(34,900)
Exercise of employee stock options	58	58	4,286	—	—	4,344
Issuance of common stock for employee benefit plans	29	29	3,103	—	—	3,132
Purchases of common stock	(3,267)	(3,267)	(389,035)	—	—	(392,302)
Issuance of common stock for long-term incentive program	306	306	34,886	—	—	35,192
Stock-based compensation	—	—	10,498	—	—	10,498
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	270,385	—	270,385
Other comprehensive income	—	—	—	—	(119,413)	(119,413)
Dividends ($0.28 per common share, see Note 17)	—	—	—	(34,374)	—	(34,374)
Exercise of employee stock options	117	117	7,584	—	—	7,701
Issuance of common stock for employee stock purchase plans	14	14	1,414	—	—	1,428
Purchases of common stock	(3,146)	(3,146)	(366,222)	—	—	(369,368)
Issuance of common stock for long-term incentive program	235	235	27,831	—	—	28,066
Stock-based compensation	—	—	9,710	—	—	9,710
Balance, December 29, 2024	120,646	$120,646	$2,097,110	$5,845,223	$(396,105)	$7,666,874
 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Operating activities:
Net income	$270,385	$693,094	$569,179
Loss (income) from discontinued operations	12,686	(513,591)	(56,503)
Income from continuing operations	283,071	179,503	512,676
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and other costs, net	17,454	26,601	13,580
Depreciation and amortization	427,849	431,769	427,000
Stock-based compensation	37,809	41,410	51,518
Pension and other post-retirement expense (income)	9,381	23,089	(23,104)
Change in fair value of contingent consideration	(1,869)	4,168	(1,377)
Deferred taxes	(102,232)	(123,664)	(105,923)
Contingencies and non-cash tax matters	(8,073)	26,183	(1,488)
Amortization of deferred debt issuance costs and accretion of discounts	6,073	7,349	7,310
Gain on disposition of businesses and assets, net	—	—	(2,887)
Amortization of acquired inventory revaluation	—	—	45,289
Asset impairment	22,814	—	—
Change in fair value of investments	(7,958)	33,921	15,754
Debt extinguishment gain	—	(3,685)	(2,880)
Unrealized foreign exchange loss	(1,059)	24,089	—
Changes in assets and liabilities which provided (used) cash, excluding effects from companies acquired:
Accounts receivable, net	(15,969)	(8,997)	66,093
Inventories	45,086	(14,109)	(48,634)
Accounts payable	(26,025)	(76,426)	(43,804)
Accrued expenses and other	(21,397)	(291,814)	(236,623)
Net cash provided by operating activities of continuing operations	664,955	279,387	672,500
Net cash (used in) provided by operating activities of discontinued operations	(36,656)	(188,115)	7,310
Net cash provided by operating activities	628,299	91,272	679,810
Investing activities:
Capital expenditures	(86,648)	(81,368)	(85,632)
Purchases of investments and notes receivables	(6,587)	(6,300)	(47,181)
Purchases of marketable securities	—	(1,221,609)	—
Proceeds from maturities of marketable securities	710,000	550,000	—
Proceeds from investments and notes receivables	2,500	—	8,890
Proceeds from disposition of businesses and assets	—	153	14,505
Cash paid for acquisitions, net of cash acquired	—	(2,086)	(7,518)
Net cash provided by (used in) investing activities of continuing operations	619,265	(761,210)	(116,936)
Net cash provided by (used in) investing activities of discontinued operations	156,897	2,074,734	(15,915)

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Net cash provided by (used in) investing activities	776,162	1,313,524	(132,851)
Financing activities:
Payments on borrowings	—	—	(740,000)
Proceeds from borrowings	—	—	240,000
Payments of senior unsecured notes	(711,479)	(523,808)	(57,876)
Payments of debt financing and equity issuance costs	—	(15)	—
Net (payments) proceeds on other credit facilities	(11,593)	6,323	(1,292)
Settlement of cash flow hedges	—	—	(762)
Payments for acquisition-related contingent consideration	(8,832)	(10,117)	(5)
Proceeds from issuance of common stock under stock plans	7,701	4,344	14,114
Purchases of common stock	(369,578)	(388,882)	(80,638)
Dividends paid	(34,454)	(34,966)	(35,344)
Net cash used in financing activities of continuing operations	(1,128,235)	(947,121)	(661,803)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,147)	(14,048)	(33,747)
Net increase (decrease) in cash, cash equivalents and restricted cash	250,079	443,627	(148,591)
Cash, cash equivalents and restricted cash at beginning of year	914,373	470,746	619,337
Cash, cash equivalents and restricted cash at end of year	$1,164,452	$914,373	$470,746

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
Cash and cash equivalents	$1,163,396	$913,163	$454,358
Restricted cash included in other current assets	1,056	1,210	1,040
Restricted cash included in other assets	—	—	349
Cash and cash equivalents included in current assets of discontinued operations	—	—	14,999
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,164,452	$914,373	$470,746

Cash paid during the year for:
Interest	$91,092	$94,008	$97,934
Income taxes	154,876	359,800	323,077

Supplemental disclosures of non-cash investing and financing activities:
Consideration receivable from sale of Business	$—	$241,353	$—

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
The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a
52/53-week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 29, 2024 (“fiscal year 2024”), December 31, 2023 (“fiscal year 2023”) and January 1, 2023 (“fiscal year 2022”) included 52 weeks. The fiscal year ending December 28, 2025 (“fiscal year 2025”) will include 52 weeks.
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
Property, Plant and Equipment: The Company depreciates property, plant and equipment using the straight-line method over its estimated useful lives, which generally fall within the following ranges: buildings - 10 to 40 years; leasehold improvements - estimated useful life or remaining term of lease, whichever is shorter; and machinery, equipment and capitalized internal-use software - 3 to 10 years. Certain tooling costs are capitalized and amortized over a 3-year life, while repairs and maintenance costs are expensed. The Company capitalizes certain qualified costs incurred in connection with the development of internal-use software. The Company evaluates the costs incurred during the application development stage of internal use software to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred.
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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. During the fourth quarter of fiscal year 2024, the Company voluntarily changed its annual goodwill impairment testing date from the later of January 1 or the first day of each fiscal year to the later of November 1 or the first day of its eleventh fiscal month of each fiscal year. The Company changed the measurement date to more closely align the annual impairment testing date with the most current information from the budgeting and strategic planning process. The Company believes the change in goodwill impairment testing date does not represent a material change to the Company’s method of applying an accounting principle in light of the Company’s internal controls and requirements to assess goodwill impairment upon certain triggering events. This change was applied prospectively and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
therefore, the Company performed its annual impairment testing for its reporting units for fiscal year 2024 as of January 1, 2024 and November 1, 2024. The Company concluded that there was no goodwill impairment in the periods presented.
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
Stock-Based Compensation: The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model or the quoted price of the Company’s stock on the grant date. The fair value is recognized as expense in the consolidated financial statements over the requisite service period. The determination of fair value and the timing of expense using option pricing models such as the Black-Scholes model require the input of subjective assumptions, including the expected term and the expected price volatility of the underlying stock. The Company estimates the expected term assumption based on historical experience. In determining the Company’s expected stock price volatility assumption, the Company reviews both the historical and implied volatility of the Company’s common stock. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation.
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
Restructuring and Other Costs: Generally, costs associated with an exit or disposal activity are recognized when the liability is incurred. Prior to recording restructuring charges for employee separation agreements, the Company notifies all employees of termination. Costs related to employee separation arrangements requiring future service beyond a specified minimum retention period are recognized over the service period. The Company recorded restructuring charges, included in selling, general and administrative expenses in the consolidated statements of operations, of $17.5 million, $26.6 million and $13.6 million primarily associated with workforce reductions during fiscal years 2024, 2023 and 2022, respectively. The Company expects severance payments will be substantially completed during fiscal year 2025.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In November 2024, the FASB issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require public entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items. Such disclosures are required on an annual and interim basis in a tabular presentation in the footnotes to the financial statements. In addition, ASU 2024-03 requires public entities to disclose selling expenses on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the impact of this guidance on its financial statements and disclosures.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The guidance is required to be applied on a prospective basis; retrospective application is permitted. The guidance is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends Accounting Standards Codification 280, Segment Reporting (“ASC 280”) to require public entities to disclose significant segment expenses and other segment items that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of a reportable segment’s profit or loss, on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 permits entities to report multiple measures of a reportable segment’s profit or loss if the CODM uses those measures to allocate resources and assess performance. The Company adopted the guidance in fiscal year 2024 and has included the additional disclosures related to the reportable segments in Note 21, Industry Segment and Geographic Area Information.

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
The revenue generated from the sale of instruments (inclusive of consumables), reagents, and certain software is recognized at a point in time. The Company recognizes revenue in these arrangements at the point in time when control of the products has been transferred to customers, which is typically at delivery. Certain of the Company’s products require specialized installation and configuration at the customer's site. Revenue for these products is deferred until installation is complete and customer acceptance has been received. When the Company places the instrument at the customer's site and sells the reagents to a customer, the instrument and reagents are accounted for together as one performance obligation. The Company does not charge a fee for the use of the instrument and retains ownership of the placed instrument. The Company recognizes revenue upon delivery of reagents, which is the point in time where the Company has performed its obligation to provide a screening solution to the customer. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days.
The revenue generated from the sale of licenses for software as a service, cloud services, subscriptions, and laboratory services and training is recognized over time. Software as a service, subscriptions and cloud services, are generally recognized ratably over the contract period. The Company sells its software subscriptions and cloud services with maintenance services and, in some cases, with consulting services. The Company recognizes revenue for the software commencing when the service is made available to the customer. For maintenance and consulting services, revenue is recognized over the period in which the services are provided. Revenue for laboratory services is recognized over the contract period or when the service is billable, based on an input method that is based on time and materials.
Product revenue is recognized at a point in time and service revenue is generally recognized over time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical market and major good and service lines.

	Reportable Segments
	For the fiscal year ended
	December 29, 2024			December 31, 2023			January 1, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$659,444	$563,642	$1,223,086	$671,738	$543,875	$1,215,613	$683,170	$979,473	$1,662,643
Europe	283,256	459,358	742,614	308,567	438,457	747,024	297,468	534,343	831,811
Asia	311,445	477,881	789,326	312,035	475,899	787,934	312,271	505,097	817,368
	$1,254,145	$1,500,881	$2,755,026	$1,292,340	$1,458,231	$2,750,571	$1,292,909	$2,018,913	$3,311,822

Major goods/service lines
Life Sciences reagents	$719,268	$—	$719,268	$732,789	$—	$732,789	$691,344	$—	$691,344
Life Sciences instruments	334,078	—	334,078	381,262	—	381,262	405,554	—	405,554
Life Sciences software	200,799	—	200,799	178,289	—	178,289	196,011	—	196,011
Reproductive health	—	523,931	523,931	—	501,302	501,302	—	516,574	516,574
Applied genomics	—	204,760	204,760	—	228,443	228,443	—	393,602	393,602
Immunodiagnostics	—	772,190	772,190	—	728,486	728,486	—	1,108,737	1,108,737
	$1,254,145	$1,500,881	$2,755,026	$1,292,340	$1,458,231	$2,750,571	$1,292,909	$2,018,913	$3,311,822

Major Customer Concentration
No single customer comprises more than 10% of net revenues during the fiscal years 2024 and 2023. Revenues from one customer in the Company’s Diagnostics segment represented approximately $330.7 million, or 10%, of the Company’s total revenue during the fiscal year 2022.
Contract Balances
Unbilled receivable and Contract assets: The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, the Company records an unbilled receivable on its consolidated balance sheets. The unbilled receivables are classified as either current in “Accounts receivable, net” or as long-term in “Other assets, net” in the consolidated balance sheets. Unbilled receivables totaled $80.6 million and $75.8 million at December 29, 2024 and December 31, 2023, respectively, primarily related to the Life Sciences software business. The Company has no material contract assets as of December 29, 2024 and December 31, 2023.
Deferred revenue and Customer deposits: Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue is classified as either current in “Accrued expenses and other current liabilities” or as long-term in “Long-term liabilities” in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. Substantially all of the deferred revenue is expected to be recognized in revenue within 12 months of the balance sheet date, and has been classified within accrued expenses and other current liabilities. The deferred revenue balance is primarily related to our software as a service offerings, maintenance contracts and prepaid storage arrangements. Deferred revenue totaled $212.8 million and $209.7 million at December 29, 2024 and December 31, 2023, respectively. The Company also has customer deposits received in advance of the transfer of control totaling $19.5 million and $22.1 million at December 29, 2024 and December 31, 2023, respectively. The Company expects that these customer deposits will be recognized in revenue within 3 months of the balance sheet date.
Transaction price allocated to the remaining performance obligations
The Company applies the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The estimated revenue expected to be recognized in the future related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the period are not material to the Company. The remaining performance obligations primarily include noncancelable purchase orders, noncancelable software subscriptions and cloud service contracts and long-term prepaid storage contracts.

Note 3:        Discontinued Operations
On March 13, 2023, the Company completed the sale (the “Closing”) of the Business to PerkinElmer Topco, L.P. (formerly known as Polaris Purchaser, L.P.) (the “Purchaser”), a Delaware limited partnership owned by funds managed by affiliates of New Mountain Capital L.L.C. (the “Sponsor”), for an aggregate purchase price of up to $2.45 billion. The Company received approximately $2.27 billion in cash proceeds before transaction costs. At the Closing, the Company was entitled to an additional $75.0 million in proceeds payable in installments to commence upon the Company’s ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the Purchaser (the “Brand Fee”). The discounted value of the $75.0 million was measured as $65.2 million and was included in the proceeds at Closing. During the fiscal year 2024, the Company received $18.8 million of the Brand Fee. The Company expects to receive the remaining balance of the Brand Fee in installments in 2025. In addition, the Company is entitled to additional consideration of up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital events related to the Business. The fair value of this element of consideration was determined to be $15.9 million and was included in the proceeds at Closing. During fiscal year 2024, the Company received approximately $138.5 million of cash from the Purchaser and recognized a loss of $19.8 million primarily related to post-closing adjustments.
In connection and concurrent with the Closing, the Company has also entered into a Transition Services Agreement (“TSA”) with the Purchaser for a period of up to 24 months from the Closing, with the options to renew. The costs and amounts of reimbursements related to the TSA and other commercial transactions between the parties were not significant in fiscal years 2024 and 2023 and the amounts in future periods are not expected to be significant.
The Business had been reported in the Company’s Discovery & Analytical Solutions segment, which is now referred to as the Life Sciences segment. The sale of the Business represented a strategic shift that had a major effect on the Company's operations and financial statements. Accordingly, the Business is reported for all periods as discontinued operations in the Company’s consolidated financial statements. The following table summarizes the results of discontinued operations which are presented as income from discontinued operations in the Company’s consolidated statements of operations:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Revenue	$—	$176,324	$1,298,376
Cost of revenue	—	125,219	859,330
Selling, general and administrative expenses	—	78,613	306,032
Research and development expenses	—	10,434	64,605
Operating (loss) income	—	(37,942)	68,409
Other (loss) income:
(Loss) gain on sale	(25,448)	811,472	—
Other (expense) income, net	—	(49)	5,195
Total other (loss) income	(25,448)	811,423	5,195
(Loss) income from discontinued operations before income taxes	(25,448)	773,481	73,604
(Benefit from) provision for income tax	(12,762)	259,890	17,101
(Loss) income from discontinued operations	$(12,686)	$513,591	$56,503
The following operating and investing items from discontinued operations were as follows for the fiscal years ended:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Depreciation	$—	$—	$8,011
Amortization	—	—	16,984
Capital expenditures	—	1,292	10,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:        Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Interest income	$(73,190)	$(72,131)	$(3,589)
Interest expense	96,278	98,813	103,955
Change in fair value of investments	(7,958)	33,921	15,754
Other components of net periodic pension cost (credit)	8,508	19,006	(33,158)
Foreign exchange losses and other expense, net	6,977	37,977	7,900
Total interest and other expense, net	$30,615	$117,586	$90,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5:        Income Taxes
The components of income from continuing operations before income taxes were as follows for the fiscal years ended:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
U.S.	$134,177	$51,314	$326,438
Non-U.S.	181,949	131,662	325,399
Total	$316,126	$182,976	$651,837
The components of the provision for income taxes on continuing operations were as follows:

	Current Expense	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 29, 2024
Federal	$42,708	$(34,407)	$8,301
State	17,040	(10,962)	6,078
Non-U.S.	75,539	(56,863)	18,676
Total	$135,287	$(102,232)	$33,055
Fiscal year ended December 31, 2023
Federal	$39,800	$(60,845)	$(21,045)
State	9,183	(19,619)	(10,436)
Non-U.S.	78,154	(43,200)	34,954
Total	$127,137	$(123,664)	$3,473
Fiscal year ended January 1, 2023
Federal	$115,436	$(45,246)	$70,190
State	27,757	(16,139)	11,618
Non-U.S.	101,891	(44,538)	57,353
Total	$245,084	$(105,923)	$139,161
The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Continuing operations	$33,055	$3,473	$139,161
Discontinued operations	(12,762)	259,890	17,101
Total	$20,293	$263,363	$156,262
 A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Tax at statutory rate	$66,386	$38,346	$136,886
Non-U.S. rate differential, net	(13,332)	(18,479)	(5,221)
U.S. taxation of multinational operations	(28,879)	(4,594)	22,102
State income taxes, net	2,174	(265)	7,820
Impact of rate changes	—	(12,795)	—
Prior year tax matters	(9,389)	3,971	(10,160)
Effect of stock compensation	2,960	2,225	845
General business tax credits	(17,634)	(4,718)	(7,132)
Transfer pricing matters	(2,391)	(6,725)	—
Change in valuation allowance	29,781	6,772	4,964
Effect of foreign repatriations	5,329	(4,737)	(4,940)
Other, net	(1,950)	4,472	(6,003)
Total	$33,055	$3,473	$139,161
The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company makes adjustments to its unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position. The Company has recognized the change in tax positions in prior periods through both continuing and discontinuing operations.
The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Unrecognized tax benefits, beginning of year	$129,056	$57,948	$61,658
Gross increases—tax positions in prior periods	29,623	64,697	1,489
Gross decreases—tax positions in prior periods	—	—	(2,519)
Gross increases—current-period tax positions	—	14,969	7,187
Lapse of statute of limitations	(7,251)	(10,830)	(8,625)
Foreign currency translation adjustments	(1,643)	2,272	(1,242)
Unrecognized tax benefits, end of year	$149,785	$129,056	$57,948
The Company classifies interest and penalties as a component of income tax expense. At December 29, 2024 and December 31, 2023, the Company had accrued interest and penalties of $5.1 million and $6.3 million, respectively. During fiscal years 2024, 2023 and 2022, the Company recognized a net benefit of $1.2 million, $1.1 million and $0.5 million, respectively, for interest and penalties in its total tax provision. At December 29, 2024, substantially all of the unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company believes that it is reasonably possible that approximately $76.1 million of its uncertain tax positions at December 29, 2024, including accrued interest and penalties, and net of tax benefits, may be resolved over the next twelve months as a result of lapses in applicable statutes of limitations and potential settlements. Various tax years after 2010 remain open to examination by certain jurisdictions in which the Company has significant business operations, such as China, Finland, Germany, Luxembourg, The Netherlands, Singapore, the United Kingdom and the United States. The tax years under examination vary by jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities were as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Inventory	$11,548	$12,934
Reserves and accruals	70,544	63,711
Accrued compensation	23,637	18,339
Net operating loss and credit carryforwards	176,504	133,919
Accrued pension	12,773	11,089
Restructuring reserve	1,369	1,588
Deferred revenue	18,388	17,539
Capitalized research and development expenses	69,208	47,188
Operating lease liabilities	33,468	29,319
Unrealized foreign exchange loss	2,612	12,502
All other, net	775	1,610
Total deferred tax assets	420,826	349,738
Deferred tax liabilities:
Postretirement health benefits	(5,139)	(4,452)
Depreciation and amortization	(688,771)	(784,925)
Operating lease right-of-use assets	(30,881)	(26,301)
Prepaid expenses	(375)	(349)
Deferred tax liability on foreign earnings	(19,662)	(17,587)
Total deferred tax liabilities	(744,828)	(833,614)
Valuation allowance	(126,488)	(84,626)
Net deferred tax liabilities	$(450,490)	$(568,502)

The components of net deferred tax liabilities were recognized in the consolidated balance sheets as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Other assets, net	$5,613	$8,158
Deferred taxes and other long-term liabilities	(456,103)	(576,660)
Total	$(450,490)	$(568,502)

At December 29, 2024, the Company had U.S. federal net operating loss carryforwards of $104.9 million, state net operating loss carryforwards of $6.2 million, foreign net operating loss carryforwards of $549.8 million, state tax credit carryforwards of $11.8 million and foreign tax credit carryforwards of $24.7 million. Certain net operating loss carryforwards and state credit carryforwards do not expire, while other losses begin to expire in 2025.
Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The increase in the valuation allowance of $29.8 million in fiscal year 2024 was primarily due to generation of foreign tax credit carryforwards for which a benefit is not expected to be realized in future periods.
The Company records the applicable taxes associated with the future remittance of undistributed foreign earnings previously taxed at the U.S. federal level and/or that would be claimed for a dividend received deduction if repatriated. For the remaining other undistributed foreign earnings and outside basis differences we continue to be indefinitely reinvested and have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not provided any taxes for these amounts, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.

Note 6:    Earnings Per Share
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

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Number of common shares—basic	122,756	124,704	126,155
Effect of dilutive securities:
Stock options	57	108	249
Restricted stock awards	9	—	22
Number of common shares—diluted	122,822	124,812	126,426
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	951	1,089	611
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

Note 7:     Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Accounts receivable, net	$632,400	$632,811
Long-term accounts receivable, net, included in Other assets, net	28,163	29,593
Total accounts receivable, net	$660,563	$662,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for credit losses consisted of the following:

	Balance at Beginning of Year	Provisions	Charges/ Write-offs	Other(1)	Balance at End of Year
	(In thousands)
Year ended January 1, 2023	$38,254	$9,857	$(9,672)	$(896)	$37,543
Year ended December 31, 2023	37,543	9,067	(3,559)	329	43,380
Year ended December 29, 2024	43,380	9,715	(4,487)	(636)	47,972
(1) Other amounts primarily relate to the impact of acquisitions, discontinued operations and foreign exchange movements.

Note 8:    Inventories, Net
Inventories, net consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Raw materials	$174,502	$197,268
Work in progress	65,191	69,176
Finished goods	127,894	161,618
Total inventories, net	$367,587	$428,062

Note 9:    Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
At cost:
Land	$29,521	$29,635
Building and leasehold improvements	364,556	358,380
Machinery, equipment and capitalized internal-use software	587,807	595,124
Total property, plant and equipment	981,884	983,139
Accumulated depreciation	(499,667)	(473,485)
Total property, plant and equipment, net	$482,217	$509,654
Depreciation expense on property, plant and equipment for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 was $68.5 million, $66.7 million and $56.4 million, respectively. During fiscal year 2024, the Company recognized an asset impairment amounting to $22.8 million related to capitalized internal-use software in the Diagnostics segment, which is included in Selling, general and administrative expenses in the consolidated statements of operations.

Note 10:    Marketable Securities and Investments
 Investments consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Marketable securities - held to maturity (current)	$—	$689,916
Marketable securities - available for sale	27,413	13,913
Equity investments	56,170	57,206
Notes receivables and other investments	12,337	12,280
	$95,920	$773,315

Marketable securities - held to maturity. The Company’s investments in U.S. treasury securities were classified as held-to-maturity and measured at amortized cost. The Company has no outstanding investments in U.S. treasury securities as of December 29, 2024. All the outstanding investments in U.S. treasury securities as of December 31, 2023 had a contractual maturity of less than one year and have been classified as current in the consolidated balance sheet to match the maturities of the long-term debt that was retired concurrently with the maturity of the marketable securities.
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
Equity investments. The Company has equity interests in privately-held entities over which the Company neither has significant influence nor control. Equity investments, which are included in Other assets, net, as of December 29, 2024 and December 31, 2023 consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Equity investments, carried at cost minus impairment, if any	$46,460	$47,260
Equity investments, carried at fair value	9,710	9,946
	$56,170	$57,206
The amount of upward adjustments during the periods presented were not material. The cumulative amount of upward adjustments as of each of December 29, 2024 and December 31, 2023 was $31.3 million. The amount of impairment during fiscal year 2024 was $2.1 million. The cumulative amount of impairments and downward adjustments as of December 29, 2024 and December 31, 2023 was $7.1 million and $5.0 million, respectively.
Notes receivables and other investments. Notes receivables and other investments, which are included in Other assets, net, are carried at cost less allowance for credit losses. The amortized cost of these investments are not materially different than the fair value. Notes receivables and other investments with a notional amount and carrying value of $0.3 million are due within one to five years. Notes receivables and other investments with a notional amount and carrying value of $12.0 million are convertible into equity securities or are due and payable upon an event of default (as defined in the applicable agreement). The credit losses, included in Interest and other expense, net, in the consolidated statements of operations, during fiscal years 2024, 2023 and 2022 were $1.8 million, $34.5 million and $—, respectively.

Note 11:    Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for fiscal years 2024 and 2023 are as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at January 1, 2023	$4,551,575	$1,930,193	$6,481,768
Foreign currency translation	36,363	15,419	51,782
Balance at December 31, 2023	4,587,938	1,945,612	6,533,550
Foreign currency translation	(46,471)	(23,460)	(69,931)
Balance at December 29, 2024	$4,541,467	$1,922,152	$6,463,619

Identifiable intangible asset balances at December 29, 2024 and December 31, 2023 were as follows:

	December 29, 2024	December 31, 2023
	(In thousands)
Patents	$27,808	$27,811
Less: Accumulated amortization	(26,293)	(26,072)
Net patents	1,515	1,739
Trade names and trademarks	142,588	145,542
Less: Accumulated amortization	(87,824)	(73,781)
Net trade names and trademarks	54,764	71,761
Licenses	27,164	27,018
Less: Accumulated amortization	(17,855)	(16,551)
Net licenses	9,309	10,467
Core technology	1,561,831	1,582,458
Less: Accumulated amortization	(735,532)	(607,814)
Net core technology	826,299	974,644
Customer relationships	2,807,909	2,842,531
Less: Accumulated amortization	(1,058,875)	(878,821)
Net customer relationships	1,749,034	1,963,710
Net amortizable intangible assets	$2,640,921	$3,022,321
Total amortization expense related to amortizable intangible assets was $359.4 million in fiscal year 2024, $365.1 million in fiscal year 2023 and $370.6 million in fiscal year 2022. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $331.5 million in fiscal year 2025, $325.6 million in fiscal year 2026, $298.8 million in fiscal year 2027, $273.4 million in fiscal year 2028, and $244.9 million in fiscal year 2029.

Note 12:    Debt
 The Company’s debt consisted of the following:

	December 29, 2024
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(1,208)	$(1,208)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	521,700	(834)	(780)	520,086
1.900% Senior Unsecured Notes due in 2028 (“2028 Notes”)	500,000	(200)	(2,408)	497,392
3.3% Senior Unsecured Notes due in 2029 (“2029 Notes”)	850,000	(1,448)	(4,010)	844,542
2.55% Senior Unsecured Notes due in March 2031 (“March 2031 Notes”)	400,000	(88)	(2,294)	397,618
2.250% Senior Unsecured Notes due in September 2031 (“September 2031 Notes”)	500,000	(1,065)	(3,059)	495,876
3.625% Senior Unsecured Notes due in 2051 (“2051 Notes”)	400,000	(4)	(4,059)	395,937
Other Debt Facilities, non-current	233	—	—	233
Total Long-Term Debt	3,171,933	(3,639)	(17,818)	3,150,476
Current Portion of Long-Term Debt:
Other Debt Facilities, current	242	—	—	242
Total Current Portion of Long-Term Debt	242	—	—	242
Total Debt	$3,172,175	$(3,639)	$(17,818)	$3,150,718

	December 31, 2023
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(1,966)	$(1,966)
2026 Notes	553,450	(1,438)	(1,279)	550,733
2028 Notes	500,000	(250)	(3,024)	496,726
2029 Notes	850,000	(1,727)	(4,781)	843,492
March 2031 Notes	400,000	(101)	(2,638)	397,261
September 2031 Notes	500,000	(1,210)	(3,568)	495,222
2051 Notes	400,000	(4)	(4,158)	395,838
Other Debt Facilities, non-current	464	—	—	464
Total Long-Term Debt	3,203,914	(4,730)	(21,414)	3,177,770
Current Portion of Long-Term Debt:
0.850% Senior Unsecured Notes due in 2024 (“2024 Notes”)	711,479	(118)	(1,301)	710,060
Other Debt Facilities, current	11,812	—	—	11,812
Total Current Portion of Long-Term Debt	723,291	(118)	(1,301)	721,872
Total Debt	$3,927,205	$(4,848)	$(22,715)	$3,899,642

Senior Unsecured Revolving Credit Facility. On August 24, 2021, the Company entered into a senior unsecured revolving credit facility (“2021 Senior Unsecured Revolving Credit Facility”) with a five-year term and a borrowing capacity of $1.5 billion available through August 24, 2026. As of December 29, 2024, undrawn letters of credit in the aggregate amount of $4.2 million were treated as issued and outstanding when calculating the borrowing availability under the facility. As of December 29, 2024, the Company had $1.5 billion available for additional borrowing under the facility. Borrowings bore interest, payable quarterly or, if earlier, at the end of any interest period, at the Company’s option at either (a) the base rate (as described in the credit agreement), or (b) the eurocurrency rate (a publicly published rate), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate was the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) the Eurocurrency Rate plus 1.00%. The credit agreement for the facility contained customary affirmative, negative and financial covenants and events of default. The financial covenants included a debt-to-capitalization ratio that remained applicable for so long as the Company’s debt was rated as investment grade. In the event that the Company’s debt was not rated as investment grade, the debt-to-capitalization ratio covenant was replaced with leverage ratio and interest coverage ratio covenants.
On January 7, 2025, the 2021 Senior Unsecured Revolving Credit Facility was cancelled and replaced with a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030. Borrowings will bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company’s option at either (a) the base rate (as described in the credit agreement), or (b) the Term Secured Overnight Financing Rate (“Term SOFR”) (as described in the credit agreement), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) Term SOFR plus 1.00%. The credit agreement for the new facility contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capitalization ratio that remains applicable for so long as the Company’s debt is rated as investment grade. In the event that the Company’s debt is not rated as investment grade, the debt-to-capitalization ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.
During fiscal year 2024, the Company paid in full $711.5 million of outstanding 2024 Notes that became due in September 2024. During fiscal year 2024, the Company received proceeds of $710.0 million upon the maturity of all its outstanding U.S. Treasury securities and utilized those proceeds to partially repay the outstanding 2024 Notes.
The following table summarizes the maturities of the Company’s indebtedness as of December 29, 2024:

(In thousands)
2025	$242
2026	521,781
2027	81
2028	500,071
2029	850,000
2030 and thereafter	1,300,000
Total debt payments	$3,172,175

Note 13:    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 29, 2024	December 31, 2023
	(In thousands)
Payroll and incentives	$74,984	$50,526
Employee benefits	44,183	43,279
Deferred revenue	140,212	135,555
Federal, non-U.S. and state income taxes	74,403	88,159
Operating lease liabilities	23,582	32,906
Other accrued operating expenses	128,031	174,045
Total accrued expenses and other current liabilities	$485,395	$524,470

Note 14:    Employee Benefit Plans
 Savings Plan:    The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $13.3 million in fiscal year 2024, $15.0 million in fiscal year 2023, and $20.0 million in fiscal year 2022.
Pension Plans:    The Company has a defined benefit pension plan covering certain U.S. employees and non-U.S. pension plans for certain non-U.S. employees. The principal U.S. defined benefit pension plan is closed to new hires and plan benefits have been frozen. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.
In December 2024, the Company entered into an annuity purchase agreement to irrevocably transfer a portion of the U.S. pension benefit obligation to a third-party insurance company. The annuity purchase price was $96.3 million and was funded from U.S. pension plan assets. The resulting settlement of the U.S. pension plan was not material and included in the actuarial gains and losses recognized during the fiscal year 2024.
In January 2025, the Company executed a sale of its United Kingdom (“UK”) pension plan to a third party as part of a multi-year buy-out plan. The resulting settlement of the UK pension plan was not material.
 Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Service and administrative costs	$5,017	$5,736	$6,331
Interest cost	17,008	19,585	10,751
Expected return on plan assets	(12,899)	(14,600)	(22,056)
Actuarial losses (gains)	1,188	9,341	(23,706)
Net periodic pension cost (credit)	$10,314	$20,062	$(28,680)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 29, 2024 and December 31, 2023.

	December 29, 2024		December 31, 2023
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$212,120	$90,293	$227,174	$208,505
Change in benefit obligations:
Projected benefit obligations at beginning of year	$227,579	$208,505	$207,955	$231,492
Service and administrative costs	3,442	1,575	4,011	1,725
Interest cost	7,966	9,042	8,843	10,742
Benefits paid and plan expenses	(14,770)	(20,986)	(15,061)	(39,895)
Plan settlements	—	(96,270)	—	—
Actuarial losses (gains)	(2,950)	(11,573)	12,871	4,441
Effect of exchange rate changes	(9,147)	—	8,960	—
Projected benefit obligations at end of year	$212,120	$90,293	$227,579	$208,505
Change in plan assets:
Fair value of plan assets at beginning of year	$112,305	$202,331	$106,741	$216,748
Actual return on plan assets	(9,513)	6,702	7,094	15,478
Benefits paid and plan expenses	(14,770)	(20,986)	(15,061)	(39,895)
Employer’s contributions	7,066	—	7,606	10,000
Plan settlements	—	(96,270)	—	—
Effect of exchange rate changes	(1,588)	—	5,925	—
Fair value of plan assets at end of year	$93,500	$91,777	$112,305	$202,331
Net liabilities recognized in the consolidated balance sheets	$(118,620)	$1,484	$(115,274)	$(6,174)

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$7,552	$1,484	$19,540	$—
Current liabilities	(7,099)	—	(6,899)	—
Long-term liabilities	(119,073)	—	(127,915)	(6,174)
Net liabilities recognized in the consolidated balance sheets	$(118,620)	$1,484	$(115,274)	$(6,174)

Actuarial assumptions as of the year-end measurement date:
Discount rate	4.19%	5.71%	3.69%	4.54%
Rate of compensation increase	3.19%	None	3.19%	None
Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	December 29, 2024		December 31, 2023		January 1, 2023
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	3.69%	4.54%	4.12%	4.84%	1.41%	2.44%
Rate of compensation increase	3.19%	None	3.16%	None	2.78%	None
Expected rate of return on assets	3.78%	4.60%	3.92%	4.80%	1.11%	7.25%

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
The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	December 29, 2024	December 31, 2023
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$126,172	$134,814
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$126,172	$134,409
Fair value of plan assets	—	—
 Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 29, 2024 and December 31, 2023, and target asset allocations for fiscal year 2025 are as follows:

	Target Allocation		Percentage of Plan Assets at
	December 28, 2025		December 29, 2024		December 31, 2023
Asset Category	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Equity securities	0-5%	0-10%	—%	5%	—%	6%
Debt securities	0-5%	90-100%	—%	95%	—%	94%
Other	95-100%	0-10%	100%	—%	100%	—%
Total	100%	100%	100%	100%	100%	100%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of the Company’s pension plan assets as of December 29, 2024 and December 31, 2023 by asset category, classified in the three levels of inputs described in Note 19, Fair Value Measurements, are as follows:

		Fair Value Measurements at December 29, 2024 Using:
	Total Carrying Value at December 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$7,555	$7,555	$—	$—
Equity securities:
U.S. large-cap	3,049	3,049	—	—
International large-cap value	887	887	—	—
Emerging markets growth	403	403	—	—
Fixed income securities:
Corporate and U.S. debt instruments	83,267	25,905	57,362	—
Short-term corporate bonds	1,630	—	1,630	—
Other types of investments:
Foreign liability driven instrument	88,486	—	—	88,486
Total assets measured at fair value	$185,277	$37,799	$58,992	$88,486

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$14,223	$14,223	$—	$—
Equity Securities:
U.S. large-cap	7,011	7,011	—	—
International large-cap value	2,350	2,350	—	—
Emerging markets growth	1,068	1,068	—	—
Fixed income securities:
Corporate and U.S. debt instruments	189,318	65,228	124,090	—
Corporate bonds	—	—	—	—
Other types of investments:
Foreign liability driven instrument	100,666	—	—	100,666
Total assets measured at fair value	$314,636	$89,880	$124,090	$100,666

Valuation Techniques: Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 29, 2024 compared to December 31, 2023. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

Equity Securities: Mutual funds held by the Master Trust are open‑ended mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset value and to transact at that price. The mutual funds held by the Master Trust are deemed to be actively traded. These are categorized as Level 1 assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
methods that utilize observable market data as inputs. Broker dealer bids or quotes of securities with similar characteristics may also be used.
Other Types of Investments:   In September 2021, the Company’s UK pension plan executed a buy-in contract with Phoenix Life LTD (“Phoenix”), under which the Company made an upfront payment to Phoenix in exchange for Phoenix agreeing to make the benefit payments under the Company’s UK pension plan due to specified participants and their beneficiaries, thus transferring most of the investment and longevity risk associated with the covered participants and beneficiaries from the Company to Phoenix. This buy-in contract can be considered a liability-driven investment (“LDI”) solution that hedges not only the investment risk but also the longevity risk under the Company’s UK pension plan. Like other LDI solutions, it does not eliminate ongoing administrative costs. These are categorized as Level 3 assets.
The Company’s policy is to recognize significant transfers between levels at the actual date of the event.
A reconciliation of the beginning and ending Level 3 investments is as follows:

(In thousands)
Balance at January 1, 2023	$95,062
Pension benefits paid	(6,051)
Foreign exchange losses	5,957
Return on plan assets	5,698
Balance at December 31, 2023	100,666
Pension benefits paid	(6,216)
Foreign exchange gains	(1,237)
Return on plan assets	(4,727)
Balance at December 29, 2024	$88,486

With respect to plans outside of the United States, the Company expects to contribute $6.8 million in the aggregate during fiscal year 2025.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2025	$12,813	$8,298
2026	12,891	8,273
2027	12,817	8,228
2028	13,039	8,159
2029	12,961	8,001
2030-2033	65,156	36,400

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 29, 2024 and December 31, 2023, the projected benefit obligations were $16.4 million and $18.6 million, respectively. Assets with a fair value of $0.6 million, segregated in a trust (which is included in marketable securities in the Other assets, net, on the consolidated balance sheets), were available to meet this obligation as of each of December 29, 2024 and December 31, 2023. Pension income and expenses for this plan netted to income of $0.3 million in fiscal year 2024, expense of $1.5 million in fiscal year 2023 and income of $3.2 million in fiscal year 2022.

Post-retirement Medical Plan:  The Company provides healthcare benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. Eligible U.S. employees qualify for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities and are available only to pay retiree health benefits. The costs of this plan are not material and the net assets in the plan totaled $19.2 million and $18.5 million at December 29, 2024 and December 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15:    Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $14.2 million and $14.1 million as of December 29, 2024 and December 31, 2023, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at December 29, 2024 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 16:    Stock Plans

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

The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance restricted stock units and stock grants, included in the Company’s consolidated statements of operations:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Cost of product and service revenue	$2,495	$4,224	$7,459
Research and development expenses	3,863	5,276	6,799
Selling, general and administrative expenses	31,451	31,910	37,260
Total stock-based compensation expense	$37,809	$41,410	$51,518

The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $8.0 million in fiscal year 2024, $10.6 million in fiscal year 2023 and $12.8 million in fiscal year 2022. Stock-based compensation costs capitalized as part of inventory were immaterial in all periods presented.

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

	December 29, 2024	December 31, 2023	January 1, 2023
Risk-free interest rate	4.1%	4.1%	2.3%
Expected dividend yield	0.3%	0.2%	0.2%
Expected lives	5 years	5 years	5 years
Expected stock volatility	33.6%	32.7%	28.5%

The following table summarizes stock option activity for the fiscal year ended December 29, 2024:

	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	1,073	$133.28
Granted	316	105.91
Exercised	(117)	65.77
Canceled	(68)	163.53
Forfeited	(44)	143.11
Outstanding at end of year	1,160	$130.50
Exercisable at end of year	719	$139.01

The aggregate intrinsic value for outstanding and exercisable stock options at December 29, 2024 was $4.8 million with a weighted-average remaining contractual term of 3.2 years. At December 29, 2024, there were 1.2 million outstanding stock options that were vested and expected to vest in the future, with an aggregate intrinsic value of $6.8 million and a weighted-average remaining contractual term of 4.2 years.

The weighted-average grant-date fair value of options granted during fiscal years 2024, 2023 and 2022 was $37.85, $45.18, and $48.09 per share, respectively. The total intrinsic value of options exercised during fiscal years 2024, 2023 and 2022 was $4.9 million, $2.4 million, and $13.9 million, respectively. Cash received from option exercises for fiscal years 2024, 2023 and 2022 was $7.7 million, $4.3 million, and $14.1 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $9.8 million in fiscal year 2024, $9.1 million in fiscal year 2023 and $9.5 million in fiscal year 2022.
There was $11.5 million of total unrecognized compensation cost related to nonvested stock options granted as of December 29, 2024. This cost is expected to be recognized over a weighted-average period of 1.9 years.
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

The following table summarizes restricted stock award activity for the fiscal year ended December 29, 2024:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(Shares in thousands)
Nonvested at beginning of year	341	$149.98
Granted	153	106.93
Vested	(200)	154.96
Forfeited	(19)	144.59
Nonvested at end of year	275	$122.80

The fair value of restricted stock awards vested during fiscal years 2024, 2023 and 2022 was $30.9 million, $31.5 million, and $32.8 million, respectively. The total compensation expense recognized related to the restricted stock awards was $22.3 million in fiscal year 2024, $28.3 million in fiscal year 2023 and $34.2 million in fiscal year 2022.

As of December 29, 2024, there was $17.6 million of total unrecognized compensation cost, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan:
In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Company’s Board of Directors (the “Board”) voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2024, the Company issued 14,339 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $99.62 per share. During fiscal year 2023, the Company issued 28,899 shares under this plan at a weighted-average price of $108.37 per share. During fiscal year 2022, the Company issued 30,818 shares under this plan at a weighted-average price of $134.05 per share. At December 29, 2024, there remains available for sale to employees an aggregate of 0.7 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 17:    Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, January 2, 2022	$(161,810)	$(842)	$(40)	$(162,692)
Current year change	(284,854)	44	5	(284,805)
Balance, January 1, 2023	(446,664)	(798)	(35)	(447,497)
Current year change	80,172	—	(181)	79,991
Reclassification to retained earnings	90,814	—	—	90,814
Balance, December 31, 2023	(275,678)	(798)	(216)	(276,692)
Current year change	(119,260)	—	(153)	(119,413)
Balance, December 29, 2024	$(394,938)	$(798)	$(369)	$(396,105)

Stock Repurchases:
On April 27, 2023, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $600.0 million under a stock repurchase program (the “Repurchase Program”). On October 24, 2024, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 24, 2026 unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2024, the Company repurchased 1,820,296 shares of common stock under the Repurchase Program for an aggregate cost of $213.6 million. During fiscal year 2024, the Company repurchased 1,238,755 shares of common stock under the New Repurchase Program for an aggregate cost of $142.8 million. As of December 29, 2024, $857.2 million remained available for aggregate repurchases of shares under the New Repurchase Program.
Subsequent to fiscal year 2024, the Company repurchased 575,758 shares of common stock under the New Repurchase Program at an aggregate cost of $66.8 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During fiscal year 2024, the Company repurchased 86,484 shares of common stock for this purpose at an aggregate cost of $9.8 million. During fiscal year 2023, the Company repurchased 103,144 shares of common stock for this purpose at an aggregate cost of $13.1 million. During fiscal year 2022, the Company repurchased 115,247 shares of common stock for this purpose at an aggregate cost of $18.1 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2024, 2023 and 2022, resulting in an annual cash dividends of $0.28 per share for fiscal years 2024, 2023 and 2022. At December 29, 2024, the Company had accrued $8.6 million for a dividend declared in October 24, 2024 for the fourth quarter of fiscal year 2024 that was paid in February 2025. On January 23, 2025, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2025 that will be payable in May 2025. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $409.8 million at December 29, 2024 and $412.1 million at December 31, 2023, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2024, 2023 and 2022.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 29, 2024, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(31.7) million, $19.5 million and $(34.5) million during the fiscal years 2024, 2023 and 2022, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income (loss) into interest and other expense, net within the next twelve months.

Note 19:    Fair Value Measurements
 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities, accounts receivable and notes receivable. The Company believes it had no significant concentrations of credit risk as of December 29, 2024.
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
 The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 29, 2024 and December 31, 2023 classified in one of the three classifications described above:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 29, 2024 Using:
	Total Carrying Value at December 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,413	$27,413	$—	$—
Foreign exchange derivative assets	861	—	861	—
Foreign exchange derivative liabilities	(1,048)	—	(1,048)	—
Contingent consideration asset	14,890	$—	$—	14,890
Contingent consideration liability	(21,753)	—	—	(21,753)

		Fair Value Measurements at December 31, 2023 Using:
	Total Carrying Value at December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$13,913	$13,913	$—	$—
Foreign exchange derivative assets	1,697	—	1,697	—
Foreign exchange derivative liabilities	(1,763)	—	(1,763)	—
Contingent consideration asset	14,890	$—	$—	14,890
Contingent consideration liability	(40,005)	—	—	(40,005)

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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s consolidated balance sheet on a net basis and are recorded in other assets. As of both December 29, 2024 and December 31, 2023, none of the master netting arrangements involved collateral.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the contingent consideration asset was initially measured using a lattice model and recognized upon the sale of the Business on March 13, 2023. In accordance with the terms of the sale of the Business, the Company is entitled to receive up to $150.0 million that is contingent on the exit valuation the Sponsor and its affiliated funds receive on a sale or other capital event related to the Business. Potential valuation adjustments may be made as additional information and market factors that impact the expected exit valuation of the Business becomes available, with the impact of such adjustments being recorded in the Company’s consolidated statements of operations. Adjustments to the fair value since initial recognition were not material.
A reconciliation of the beginning and ending Level 3 contingent consideration asset is as follows:

(In thousands)
Balance at January 1, 2023	$—
Amount recognized upon the sale of the Business	15,930
Change in fair value (included within selling, general and administrative expenses)	(1,040)
Balance at December 31, 2023	14,890
Change in fair value (included within selling, general and administrative expenses)	—
Balance at December 29, 2024	$14,890

The fair values of contingent consideration liability are calculated on a quarterly basis based on a collaborative effort of the Company’s operations, finance and accounting groups, as appropriate. Potential valuation adjustments are made as additional information becomes available, including the progress towards achieving the revenue targets, with the impact of such adjustments being recorded in the consolidated statements of operations.

As of December 29, 2024, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods that are substantially all revenue-based considerations, of up to $75.9 million. The expected maximum earnout period for acquisitions with open contingency period is 6.9 years from December 29, 2024, and the remaining weighted average expected earnout period at December 29, 2024 was 4.3 years.

A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

(In thousands)
Balance at January 2, 2022	(57,996)
Additions	(4,961)
Amounts paid and foreign currency translation	2,562
Purchase accounting adjustments recognized to goodwill	12,400
Change in fair value (included within selling, general and administrative expenses)	1,377
Balance at January 1, 2023	(46,618)
Amounts paid and foreign currency translation	9,741
Change in fair value (included within selling, general and administrative expenses)	(3,128)
Balance at December 31, 2023	(40,005)
Amounts paid and foreign currency translation	16,383
Change in fair value (included within selling, general and administrative expenses)	1,869
Balance at December 29, 2024	$(21,753)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s investments in U.S. treasury securities that were classified as held-to-maturity had a fair value of $688.7 million and a carrying value of $689.9 million as of December 31, 2023. If measured at fair value, the investments in U.S. treasury securities would be classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,765.5 million and aggregate carrying value of $3,151.5 million as of December 29, 2024. The Company’s outstanding senior unsecured notes had an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate fair value of $3,474.5 million and aggregate carrying value of $3,889.3 million as of December 31, 2023. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $0.5 million and $10.3 million as of December 29, 2024 and December 31, 2023, respectively. The carrying value approximates fair value and were classified as Level 2.

Note 20:    Leases
Lessee Disclosures
The Company leases certain property and equipment under operating and finance leases. The Company’s leases have remaining lease terms of less than 1 year to 25 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. Finance leases are not material to the Company.
The components of lease expense were as follows:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Operating lease cost	$40,957	$47,738	$39,989
Supplemental cash flow information related to leases was as follows:

	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,198	$42,597	$37,488
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	47,649	10,049	55,016
Supplemental balance sheet information related to leases was as follows:

	December 29, 2024	December 31, 2023
	(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$167,716	$155,083

Operating lease liabilities included in Accrued expenses and other current liabilities	$23,582	$32,906
Operating lease liabilities	151,505	132,747
Total operating lease liabilities	$175,087	$165,653

Weighted Average Remaining Lease Term in Years
Operating leases	8.2	7.2

Weighted Average Remaining Discount Rate
Operating leases	4.7%	3.8%
Lease costs from finance leases, short-term leases, variable lease costs and sub-lease income are not material.

Future payments of operating lease liabilities as of December 29, 2024 were as follows:

(In thousands)
2025	$31,198
2026	30,359
2027	28,536
2028	23,737
2029	18,871
2030 and thereafter	80,835
Total lease payments	213,536
Less imputed interest	(38,449)
Total	$175,087

Note 21:    Industry Segment and Geographic Area Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The CODM of the Company is the Chief Executive Officer (“CEO”). The CEO evaluates the performance of its operating segments based on revenue and operating income as adjusted for certain items. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1.
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
The primary financial measure by which the Company evaluates the performance of its segments is adjusted operating income, which consists of operating income plus amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily adjustments to the fair value of acquired inventory that are subsequently recognized), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, including primarily restructuring actions. The CODM does not evaluate operating segments using discrete asset information and there are no segment assets reported to the CODM. Accordingly, no segment assets have been reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income, including significant segment expenses, by reportable segment are shown in the table below for the fiscal years ended:

	December 29, 2024			December 31, 2023			January 1, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$1,254,145	$1,500,881	$2,755,026	$1,292,340	$1,458,231	$2,750,571	$1,292,909	$2,018,913	$3,311,822
Segment cost of revenue	421,035	644,143		431,883	628,001		418,833	710,040
Segment selling, general and administrative expenses	294,789	380,292		280,585	388,638		282,977	399,545
Segment research and development expenses	90,300	104,082		90,523	121,491		87,856	128,157
Segment operating income	$448,021	$372,364	820,385	$489,349	$320,101	809,450	$503,243	$781,171	1,284,414
Corporate expenses			(41,754)			(40,417)			(73,431)
Amortization of intangible assets			(359,376)			(365,113)			(370,638)
Purchase accounting adjustments			908			(5,129)			(44,867)
Acquisition and divestiture-related costs			(25,379)			(69,159)			(39,826)
Asset impairment			(22,814)			—			—
Significant litigation matters and settlements			(7,775)			(12)			627
Significant environmental matters			—			(2,457)			—
Restructuring and other, net			(17,454)			(26,601)			(13,580)
Interest and other expense, net			(30,615)			(117,586)			(90,862)
Income from continuing operations before income taxes			$316,126			$182,976			$651,837

Depreciation expense included in the Company’s reportable segment operating income and corporate expenses is as follows:

	Depreciation Expense
	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
Life Sciences	$30,128	$30,110	$24,511
Diagnostics	36,074	33,994	29,942
Corporate	2,271	2,551	1,908
Total depreciation expense	$68,473	$66,655	$56,361
The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended December 29, 2024 and net long-lived assets based on physical location as of December 29, 2024 and December 31, 2023:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenue
	December 29, 2024	December 31, 2023	January 1, 2023
	(In thousands)
U.S.	$1,097,856	$1,117,654	$1,546,520
International:
China	450,007	454,426	476,366
United Kingdom	112,883	125,419	136,017
Other international	1,094,280	1,053,072	1,152,919
Total international	1,657,170	1,632,917	1,765,302
Total revenue	$2,755,026	$2,750,571	$3,311,822

	Net Long-Lived Assets(1)
	December 29, 2024	December 31, 2023
	(In thousands)
U.S.	$348,868	$317,226
International:
Germany	134,713	158,228
China	49,207	59,602
Other international	213,092	223,820
Total international	397,012	441,650
Total net long-lived assets	$745,880	$758,876
(1) Long-lived assets consist of property and equipment, net, operating lease right-of-use assets, rental equipment and other long-term assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on this assessment, our management concluded that, as of December 29, 2024, our internal control over financial reporting was effective based on those criteria.
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Revvity, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Revvity, Inc. and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s / DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 25, 2025

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 29, 2024, none of our directors or officers adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information required to be disclosed by the Item pursuant to Item 401, Item 405. Item 407 and Item 408(b) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2025 under the captions “Proposal No. 1 Election of Directors”, “Delinquent Section 16(a) Reports” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.
We have adopted a code of ethics, our Standards of Business Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “Investors” section of our website, http://www.revvity.com. This information is also available in print without charge to any stockholder who requests it, by writing to Revvity, Inc., 77 4th Avenue, Waltham, Massachusetts 02451, Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.    Executive Compensation
     The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2025 under the captions “Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2025 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.
     The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2025 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
     The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2025 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.
The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2025 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services
     The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 22, 2025 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 29, 2024

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 29, 2024
Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 29, 2024

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 29, 2024

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

3.1
Revvity, Inc.'s Restated Articles of Organization, as amended, filed with the Commission on November 6, 2024 as Exhibit 3.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

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

10.1
Credit Agreement, dated as of January 7, 2025, among Revvity, Inc. and Revvity Health Sciences, Inc. as Borrowers, Bank of America, N.A. as Administrative Agent, Swing Line Lender and an L/C Issuer, the Lenders party thereto and the other L/C Issuers party thereto, filed with the Commission on January 7, 2025 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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

(4) Employment Agreement between Tajinder Vohra and Revvity, Inc. dated as of January 29, 2018, filed with the Commission on May 8, 2018 as Exhibit 10.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

(5) Employment Agreement between Miriame Victor and Revvity, Inc. dated as of January 1, 2022, filed with the Commission on March 3, 2022 as Exhibit 10.3(8) to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

(6) Employment Agreement between Maxwell Krakowiak and Revvity, Inc. dated as of August 16, 2022, filed with the Commission on August 17, 2022 as Exhibit 99.1 to our current report on Form 8-K (File No. 001-05075) and herein incorporated by reference.

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

10.7*
Third Amendment to Revvity, Inc.'s 2008 Deferred Compensation Plan, filed with the Commission on December 4, 2024 as Exhibit 99.4 to our registration statement on Form S-8 (File No. 333-283604) and herein incorporated by reference.

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

10.12*
Revvity, Inc. Amended and Restated Global Incentive Compensation Plan (Executive Officers) effective October 2, 2023, filed with the Commission on February 27, 2024 as Exhibit 10.12 to our annual report on Form 10-K (file No. 001-05075) and herein incorporated by reference.

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

10.27*
Form of Stock Option Agreement with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on February 27, 2024 as Exhibit 10.27 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.28*
Form of Stock Option Agreement with double-trigger vesting acceleration following a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on February 27, 2024 as Exhibit 10.28 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.29*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on February 27, 2024 as Exhibit 10.29 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.30*
Form of Restricted Stock Unit Agreement (Performance-based vesting) with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on February 27, 2024 as Exhibit 10.30 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.31*
Form of Restricted Stock Unit Agreement (Time-based vesting) with single-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on February 27, 2024 as Exhibit 10.31 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

10.32*
Form of Restricted Stock Unit Agreement (Time-based vesting) with double-trigger vesting acceleration upon a change of control for grants to executive officers under the 2019 Incentive Plan, filed with the Commission on February 27, 2024 as Exhibit 10.32 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

19	Securities Trading Policy dated as of February 11, 2025, attached hereto as Exhibit 19.

21	Subsidiaries of Revvity, Inc., attached hereto as Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm, attached hereto as Exhibit 23.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, attached hereto as Exhibit 31.2.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.1.

97*
Revvity, Inc. Dodd-Frank Compensation Recovery Policy effective October 2, 2023, filed with the Commission on February 27, 2024 as Exhibit 97 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 29, 2024, (ii) Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 29, 2024, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 29, 2024, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2024, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President and Chief Executive Officer	February 25, 2025
	Prahlad Singh, PhD	(Principal Executive Officer)

By:	/s/ MAXWELL KRAKOWIAK	Sr. Vice President and Chief Financial Officer	February 25, 2025
	Maxwell Krakowiak	(Principal Financial Officer)

By:	/s/ ANITA GONZALES	Vice President and Controller	February 25, 2025
	Anita Gonzales	(Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President, Chief Executive Officer and	February 25, 2025
	Prahlad Singh, PhD	Director (Principal Executive Officer)

By:	/s/ MAXWELL KRAKOWIAK	Sr. Vice President and	February 25, 2025
	Maxwell Krakowiak	Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANITA GONZALES	Vice President and Controller	February 25, 2025
	Anita Gonzales	(Principal Accounting Officer)

By:	/s/ PETER BARRETT, PhD	Director	February 25, 2025
Peter Barrett, PhD

By:	/s/ SAMUEL R. CHAPIN	Director	February 25, 2025
Samuel R. Chapin

By:	/s/ MICHAEL A. KLOBUCHAR	Director	February 25, 2025
Michael A. Klobuchar

By:	/s/ MICHELLE MCMURRY-HEATH, MD PhD	Director	February 25, 2025
Michelle McMurry-Heath, MD PhD

By:	/s/ ALEXIS P. MICHAS	Director	February 25, 2025
Alexis P. Michas

By:	/s SOPHIE V. VANDEBROEK, PhD	Director	February 25, 2025
Sophie V. Vandebroek, PhD

By:	/s/ MICHEL VOUNATSOS	Director	February 25, 2025
Michel Vounatsos

By:	/s/ FRANK WITNEY, PhD	Director	February 25, 2025
Frank Witney, PhD

By:	/s/ PASCALE WITZ	Director	February 25, 2025
Pascale Witz