Form 10-Q
period 2025-03-30
REVVITY, INC.
filed 2025-05-06
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 2, 2025, there were outstanding 117,869,660 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands, except per share data)
Product revenue	$562,680	$548,839
Service revenue	102,082	101,081
Total revenue	664,762	649,920
Cost of product revenue	250,155	250,709
Cost of service revenue	39,061	44,164
Total cost of revenue	289,216	294,873
Selling, general and administrative expenses	249,719	260,571
Research and development expenses	53,597	50,360
Operating income from continuing operations	72,230	44,116
Interest and other expense, net	19,848	9,567
Income from continuing operations before income taxes	52,382	34,549
Provision for income taxes	10,713	5,853
Income from continuing operations	41,669	28,696
Income (loss) from discontinued operations	568	(2,683)
Net income	$42,237	$26,013

Basic earnings per share:
Income from continuing operations	$0.35	$0.23
Income (loss) from discontinued operations	0.00	(0.02)
Net income	$0.35	$0.21
Diluted earnings per share:
Income from continuing operations	$0.35	$0.23
Income (loss) from discontinued operations	0.00	(0.02)
Net income	$0.35	$0.21

Weighted average shares of common stock outstanding:
Basic	120,137	123,428
Diluted	120,233	123,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Net income	$42,237	$26,013
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	79,654	(48,927)
Unrealized gain on securities, net of income taxes	—	265
Other comprehensive income (loss)	79,654	(48,662)
Comprehensive income (loss)	$121,891	$(22,649)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2025	December 29, 2024
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,137,620	$1,163,396
Accounts receivable, net	617,418	632,400
Inventories, net	381,308	367,587
Other current assets	181,592	186,225
Total current assets	2,317,938	2,349,608
Property, plant and equipment, net	486,711	482,217
Operating lease right-of-use assets, net	173,667	167,716
Intangible assets, net	2,571,368	2,640,921
Goodwill	6,511,488	6,463,619
Other assets, net	299,552	288,397
Total assets	$12,360,724	$12,392,478
Current liabilities:
Current portion of long-term debt	$242	$242
Accounts payable	178,086	167,463
Accrued expenses and other current liabilities	469,859	485,395
Total current liabilities	648,187	653,100
Long-term debt	3,168,384	3,150,476
Deferred taxes and other long-term liabilities	750,284	770,523
Operating lease liabilities	156,739	151,505
Total liabilities	4,723,594	4,725,604
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 119,409,000 shares and 120,646,000 shares at March 30, 2025 and December 29, 2024, respectively	119,409	120,646
Capital in excess of par value	1,954,955	2,097,110
Retained earnings	5,879,217	5,845,223
Accumulated other comprehensive loss	(316,451)	(396,105)
Total stockholders’ equity	7,637,130	7,666,874
Total liabilities and stockholders’ equity	$12,360,724	$12,392,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three-Month Period Ended March 30, 2025
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 29, 2024	120,646	$120,646	$2,097,110	$5,845,223	$(396,105)	$7,666,874
Net income	—	—	—	42,237	—	42,237
Other comprehensive income	—	—	—	—	79,654	79,654
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,243)	—	(8,243)
Exercise of employee stock options	32	32	2,600	—	—	2,632
Issuance of common stock for employee stock purchase plans	12	12	1,260	—	—	1,272
Purchases of common stock	(1,356)	(1,356)	(153,631)	—	—	(154,987)
Issuance of common stock for long-term incentive program	75	75	5,524	—	—	5,599
Stock compensation	—	—	2,092	—	—	2,092
Balance, March 30, 2025	119,409	$119,409	$1,954,955	$5,879,217	$(316,451)	$7,637,130

	For the Three-Month Period Ended March 31, 2024
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	26,013	—	26,013
Other comprehensive loss	—	—	—	—	(48,662)	(48,662)
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,645)	—	(8,645)
Exercise of employee stock options	75	75	4,036	—	—	4,111
Purchases of common stock	(103)	(103)	(10,653)	—	—	(10,756)
Issuance of common stock for long-term incentive program	94	94	9,041	—	—	9,135
Stock compensation	—	—	2,561	—	—	2,561
Balance, March 31, 2024	123,492	$123,492	$2,421,778	$5,626,580	$(325,354)	$7,846,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Operating activities:
Net income	$42,237	$26,013
(Income) loss from discontinued operations, net of income taxes	(568)	2,683
Income from continuing operations	41,669	28,696
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	7,731	11,692
Restructuring and other costs, net	3,239	12,356
Depreciation and amortization	97,422	107,802
Change in fair value of contingent consideration	(625)	6,173
Amortization of deferred debt financing costs and accretion of discounts	1,102	1,736
Change in fair value of investments	(3,073)	806
Unrealized foreign exchange gain	(66)	(377)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	18,140	37,189
Inventories	(5,486)	7,209
Accounts payable	8,854	(18,227)
Accrued expenses and other	(34,810)	(44,909)
Net cash provided by operating activities of continuing operations	134,097	150,146
Net cash used in operating activities of discontinued operations	(5,942)	(2,583)
Net cash provided by operating activities	128,155	147,563
Investing activities:
Capital expenditures	(15,982)	(17,844)
Purchases of investments and notes receivables	—	(337)
Proceeds from disposition of businesses and assets	229	—
Net cash used in investing activities of continuing operations	(15,753)	(18,181)
Net cash provided by investing activities of discontinued operations	9,375	—
Net cash used in investing activities	(6,378)	(18,181)
Financing activities:
Payments of debt financing issuance costs	(2,402)	—
Payments of other credit facilities	(50)	(10,811)
Payments for acquisition-related contingent consideration	(1,817)	(8,749)
Proceeds from issuance of common stock under stock plans	2,632	3,943
Purchases of common stock	(153,594)	(10,756)
Dividends paid	(8,433)	(8,640)
Net cash used in financing activities	(163,664)	(35,013)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,122	(9,277)

Net (decrease) increase in cash, cash equivalents and restricted cash	(25,765)	85,092
Cash, cash equivalents and restricted cash at beginning of period	1,164,452	914,373
Cash, cash equivalents and restricted cash at end of period	$1,138,687	$999,465

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,137,620	$998,081
Restricted cash included in other current assets	1,067	1,384
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,138,687	$999,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the SEC (the “2024 Form 10-K”). The balance sheet amounts at December 29, 2024 in this report were derived from the Company’s audited 2024 consolidated financial statements included in the 2024 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. Certain software revenue and related costs for the quarter ended March 31, 2024 have been reclassified from product revenue and cost of product revenue to service revenue and cost of service revenue, respectively, in the statement of operations to correct and conform to the current year presentation. The effects of the reclassifications are not significant. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended March 30, 2025 and March 31, 2024, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
Accounting Standards Not Yet Adopted: In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require public entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items. Such disclosures are required on an annual and interim basis in a tabular presentation in the footnotes to the financial statements. In addition, ASU 2024-03 requires public entities to disclose selling expenses on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the impact of this guidance on its financial statements and disclosures.
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

Note 2: Revenue

Disaggregation of revenue
Disaggregated revenue by primary geographical markets and major goods and service lines are as follows:

	Reportable Segments
	Three Months Ended
	March 30, 2025			March 31, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$184,279	$120,350	$304,629	$176,577	$117,777	$294,354
Europe	76,022	105,770	181,792	77,456	101,106	178,562
Asia	80,094	98,247	178,341	82,481	94,523	177,004
	$340,395	$324,367	$664,762	$336,514	$313,406	$649,920

Major goods/service lines
Life Sciences Solutions	$286,453	$—	$286,453	$291,612	$—	$291,612
Software	53,942	—	53,942	44,902	—	44,902
Immunodiagnostics	—	197,562	197,562	—	188,661	188,661
Reproductive health	—	126,805	126,805	—	124,745	124,745
	$340,395	$324,367	$664,762	$336,514	$313,406	$649,920
Contract Balances
Unbilled receivable and Contract assets: The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, the Company records an unbilled receivable on its consolidated balance sheets. The unbilled receivables are classified as either current in “Accounts receivable, net” or as long-term in “Other assets, net” in the condensed consolidated balance sheets. Unbilled receivables totaled $80.4 million and $80.6 million at March 30, 2025 and December 29, 2024, respectively, primarily related to the Life Sciences software business. The Company had no material contract assets as of March 30, 2025 and December 29, 2024.
Deferred revenue and Customer deposits: Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue is classified as either current in “Accrued expenses and other current liabilities” or as long-term in “Other long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. Substantially all of the deferred revenue is expected to be recognized in revenue within 12 months of the balance sheet date, and has been classified within accrued expenses and other current liabilities. The deferred revenue balance is primarily related to the Company’s software as a service offerings, maintenance contracts and prepaid storage arrangements. Deferred revenue totaled $223.1 million and $212.8 million at March 30, 2025 and December 29, 2024, respectively. The Company also had customer deposits received in advance of the transfer of control totaling $19.6 million and $19.5 million at March 30, 2025 and December 29, 2024, respectively. The Company expects that these customer deposits will be recognized in revenue within three months of the balance sheet date.
Transaction price allocated to the remaining performance obligations
The Company applies the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the period are not material to the Company. The remaining performance obligations primarily include noncancelable purchase orders, noncancelable software subscriptions and cloud service contracts and long-term prepaid storage contracts.

Note 3: Discontinued Operations
During fiscal year 2023, the Company completed the sale of certain assets and the equity interests constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”) for approximately $2.27 billion in cash proceeds before transaction costs. During fiscal year 2023 and fiscal year 2024, the Company recognized a pre-tax gain (loss) on sale of $811.5 million and $(25.4) million, respectively. During fiscal year 2023 and fiscal year 2024, the Company recognized income (loss) from discontinued operations of $513.6 million and $(12.7) million, respectively. The Business was a component of the Company’s Discovery & Analytical Solutions segment, which is now referred to as the Life Sciences segment. The sale of the Business was reported as discontinued operations in the Company’s condensed consolidated financial statements.
During the three months ended March 30, 2025 and March 31, 2024, the Company recorded a gain (loss) on sale of $0.8 million and $(1.7) million, respectively, and a provision for income taxes of $0.2 million and $1.0 million, respectively, related to the sale of the Business.

Note 4: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Interest income	$(10,081)	$(20,086)
Interest expense	22,964	24,397
Change in fair value of investments	(3,073)	806
Other components of net periodic pension cost	6,787	1,917
Foreign exchange losses and other expense, net	3,251	2,533
Total interest and other expense, net	$19,848	$9,567

Note 5: Inventories, net

Inventories, net consisted of the following:

	March 30, 2025	December 29, 2024
	(In thousands)
Raw materials	$181,535	$174,502
Work in progress	68,000	65,191
Finished goods	131,773	127,894
Total inventories, net	$381,308	$367,587

Note 6: Debt

The Company’s debt consisted of the following:

	March 30, 2025
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,320)	$(3,320)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	540,950	(730)	(655)	539,565
1.900% Senior Unsecured Notes due in 2028	500,000	(188)	(2,267)	497,545
3.3% Senior Unsecured Notes due in 2029	850,000	(1,389)	(3,847)	844,764
2.55% Senior Unsecured Notes due in March 2031	400,000	(85)	(2,223)	397,692
2.250% Senior Unsecured Notes due in September 2031	500,000	(1,032)	(2,967)	496,001
3.625% Senior Unsecured Notes due in 2051	400,000	(4)	(4,058)	395,938
Other Debt Facilities, non-current	199	—	—	199
Total Long-Term Debt	$3,191,149	$(3,428)	$(19,337)	$3,168,384
Current Portion of Long-term Debt:
Other Debt Facilities, current	242	—	—	242
Total	$3,191,391	$(3,428)	$(19,337)	$3,168,626

The Company entered into a senior unsecured revolving credit facility in 2021 (the “2021 Senior Unsecured Revolving Credit Facility”) with a five-year term and a borrowing capacity of $1.5 billion available through August 24, 2026. On January 7, 2025, the 2021 Senior Unsecured Revolving Credit Facility was replaced with a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030. Borrowings will bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company’s option at either (a) the base rate (as described in the credit agreement), or (b) the Term Secured Overnight Financing Rate (“Term SOFR”) (as described in the credit agreement), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) Term SOFR plus 1.00%. The credit agreement for the new facility contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capitalization ratio that remains applicable for so long as the Company’s debt is rated as investment grade. In the event that the Company’s debt is not rated as investment grade, the debt-to-capitalization ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.

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

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Number of common shares—basic	120,137	123,428
Effect of dilutive securities:
Stock options	42	58
Restricted stock awards	54	52
Number of common shares—diluted	120,233	123,538
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,134	1,032
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1, Nature of Operations and Accounting Policies, to the audited consolidated financial statements in the 2024 Form 10-K.
Effective at the beginning of fiscal year 2025, the Company implemented changes to its operating model. The majority of the Company’s Applied Genomics business, previously reported as part of the Diagnostics segment, has been integrated into a newly formed Life Sciences Solutions business, encompassing all Life Sciences reagents and consumables, instruments and services, as well as technology and licensing, which is reported as part of the Life Sciences segment. Beginning in fiscal year 2025, the Life Sciences segment consists of Life Sciences Solutions and Software, while the Diagnostics segment consists of Immunodiagnostics and Reproductive Health.
The effect of the change is not significant. Prior period financial information has been reclassified to reflect this new segment composition for consistent comparison.
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
The primary financial measures by which the Company’s chief operating decision maker (“CODM”) evaluates the performance of the Company’s segments are revenue and adjusted operating income. Adjusted operating income consists of operating income plus amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily adjustments to the fair value of acquired inventory that are subsequently recognized), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, including primarily significant litigation matters and restructuring actions. The CODM does not evaluate operating segments using discrete asset information and there are no segment assets reported to the CODM. Accordingly, no segment assets have been reported.
Revenue and operating income, including significant segment expenses, by reportable segment are shown in the table below:

	March 30, 2025			March 31, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$340,395	$324,367	$664,762	$336,514	$313,406	$649,920
Segment cost of revenue	119,321	135,190		123,561	131,098
Segment selling, general and administrative expenses	87,094	89,891		85,937	82,600
Segment research and development expenses	28,269	25,271		26,065	23,504
Segment operating income	$105,711	$74,015	179,726	$100,951	$76,204	177,155
Corporate expenses			(9,815)			(11,361)
Amortization of intangible assets			(82,700)			(91,238)
Purchase accounting adjustments			177			(6,622)
Acquisition and divestiture-related costs			(2,541)			(11,462)
Significant litigation matters and settlements			(10,586)			—
Significant environmental matters			1,208			—
Restructuring and other, net			(3,239)			(12,356)
Interest and other expense, net			(19,848)			(9,567)
Income from continuing operations before income taxes			$52,382			$34,549
Depreciation expense included in the Company’s reportable segment operating income and corporate expenses is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Life Sciences	$7,185	$8,270
Diagnostics	6,846	7,702
Corporate	691	591
Total depreciation expense	$14,722	$16,563

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	March 30, 2025	December 29, 2024
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(315,284)	$(394,938)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net losses on marketable securities, net of income taxes	(369)	(369)
Accumulated other comprehensive loss	$(316,451)	$(396,105)
The unrealized foreign exchange losses (gains) on intercompany debt for which repayment is not anticipated in the foreseeable future that was recorded in accumulated other comprehensive income (“AOCI”) were $(57.5) million and $(4.8) million for the three months ended March 30, 2025 and March 31, 2024, respectively.

Stock Repurchases:
On October 24, 2024, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 23, 2026 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended March 30, 2025, the Company repurchased 1,324,629 shares of common stock under the Repurchase Program for an aggregate cost of $150.0 million. As of March 30, 2025, $707.2 million remained available for aggregate repurchases of shares under the Repurchase Program.
Subsequent to the first quarter of fiscal year 2025, the Company repurchased 1,561,807 shares of common stock under the Repurchase Program at an aggregate cost of $150.0 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended March 30, 2025, the Company repurchased 31,036 shares of common stock for this purpose at an aggregate cost of $3.6 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2025 and in each quarter of fiscal year 2024. At March 30, 2025, the Company had accrued $8.2 million for dividends declared on January 23, 2025 for the first quarter of fiscal year 2025 that will be paid in May 2025. On April 24, 2025, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2025 that will be payable in August 2025. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Note 10: Goodwill and Intangible Assets, Net
The Company tests goodwill at least annually for possible impairment. The Company completes the annual testing of impairment for goodwill on the later of November 1 or the first day of its eleventh fiscal month of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of goodwill.
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company performed its annual impairment testing for its reporting units for fiscal year 2024 as of November 1, 2024. There were no impairments measured in the periods presented. While the Company believes that its estimates of current value are reasonable, if actual results differ from the estimates and judgments used, including such items as future cash flows and the volatility inherent in markets which the Company serves, impairment charges against the carrying value of those assets could be required in the future.
The changes in the carrying amount of goodwill for the three months ended March 30, 2025 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 29, 2024	$4,541,467	$1,922,152	$6,463,619
Foreign currency translation	33,634	14,235	47,869
Acquisitions, earn-outs and other	98	(98)	—
Balance at March 30, 2025	$4,575,199	$1,936,289	$6,511,488

Identifiable intangible asset balances by category were as follows:

	March 30, 2025	December 29, 2024
	(In thousands)
Patents	$27,801	$27,808
Less: Accumulated amortization	(26,351)	(26,293)
Net patents	1,450	1,515
Trade names and trademarks	145,081	142,588
Less: Accumulated amortization	(91,709)	(87,824)
Net trade names and trademarks	53,372	54,764
Licenses	27,230	27,164
Less: Accumulated amortization	(18,319)	(17,855)
Net licenses	8,911	9,309
Core technology	1,584,184	1,561,831
Less: Accumulated amortization	(785,646)	(735,532)
Net core technology	798,538	826,299
Customer relationships	2,823,800	2,807,909
Less: Accumulated amortization	(1,114,703)	(1,058,875)
Net customer relationships	1,709,097	1,749,034
Total	$2,571,368	$2,640,921
Total amortization expense related to amortizable intangible assets was $82.7 million and $91.2 million for the three months ended March 30, 2025 and March 31, 2024, respectively. Estimated amortization expense related to amortizable intangible assets is $250.3 million for the remainder of fiscal year 2025, $327.8 million for fiscal year 2026, $300.7 million for fiscal year 2027, $275.1 million for fiscal year 2028, and $246.3 million for fiscal year 2029.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $503.8 million and $409.8 million at March 30, 2025 and December 29, 2024, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended March 30, 2025 and March 31, 2024.

During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of March 30, 2025, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $19.2 million and $(13.9) million for the three months ended March 30, 2025 and March 31, 2024, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, accounts receivable and notes receivable. The Company believes it had no significant concentrations of credit risk as of March 30, 2025.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended March 30, 2025.  The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of March 30, 2025 and December 29, 2024 classified in one of the three classifications described above:

		Fair Value Measurements at March 30, 2025 Using:
	Total Carrying Value at March 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$30,442	$30,442	$—	$—
Foreign exchange derivative assets	1,170	—	1,170	—
Foreign exchange derivative liabilities	(600)	—	(600)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(19,740)	—	—	(19,740)

		Fair Value Measurements at December 29, 2024 Using:
	Total Carrying Value at December 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,413	$27,413	$—	$—
Foreign exchange derivative assets	861	—	861	—
Foreign exchange derivative liabilities	(1,048)	—	(1,048)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(21,753)	—	—	(21,753)
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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both March 30, 2025 and December 29, 2024, none of the master netting arrangements involved collateral.
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
A reconciliation of the beginning and ending Level 3 contingent consideration asset is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Balance at beginning of period	$14,890	$14,890
Amount recognized upon the sale of the Business	—	—
Change in fair value (included within selling, general and administrative expenses)	—	—
Balance at end of period	$14,890	$14,890

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
A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Balance at beginning of period	$(21,753)	$(40,005)
Amounts paid and foreign currency translation	1,388	15,662
Change in fair value (included within selling, general and administrative expenses)	625	(6,173)
Balance at end of period	$(19,740)	$(30,516)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,828.3 million and an aggregate carrying value of $3,171.5 million as of March 30, 2025. The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,765.5 million and an aggregate carrying value of $3,151.5 million as of December 29, 2024. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $0.4 million and $0.5 million as of March 30, 2025 and December 29, 2024, respectively. The carrying values approximate fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $11.9 million and $14.2 million as of March 30, 2025 and December 29, 2024, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at March 30, 2025 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the areas of reproductive health and emerging market diagnostics.
Effective at the beginning of fiscal year 2025, we implemented changes to our operating model. The majority of our Applied Genomics business, previously reported as part of the Diagnostics segment, has been integrated into a newly formed Life Sciences Solutions business, encompassing all Life Sciences reagents and consumables, instruments and services, as well as technology and licensing, which is reported as part of the Life Sciences segment. Beginning in fiscal year 2025, the Life Sciences segment consists of Life Sciences Solutions and Software, while the Diagnostics segment consists of Immunodiagnostics and Reproductive Health.
Overview of the First Quarter of Fiscal Year 2025
Our overall revenue in the first quarter of fiscal year 2025 was $664.8 million which increased by $14.8 million, or 2%, as compared to the first quarter of fiscal year 2024, reflecting an increase of $11.0 million, or 3%, in our Diagnostics segment revenue, and an increase of $3.9 million, or 1%, in our Life Sciences segment revenue. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2025 was driven by increased demand in our Immunodiagnostics and Reproductive Health businesses. The increase in our Life Sciences segment revenue for the first quarter of fiscal year 2025 was driven by an increase in our Software revenue, partially offset by a decrease in our Life Sciences Solutions revenue.
Our consolidated gross margins increased 186 basis points in the first quarter of fiscal year 2025, as compared to the first quarter of fiscal year 2024, primarily due to higher sales volume and productivity, and favorable product mix. Our consolidated operating margins increased from 7% to 11% in the first quarter of fiscal year 2025, as compared to the first quarter of fiscal year 2024, primarily due to gross margin expansion and cost containment.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (our “2024 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 30, 2025.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended March 30, 2025 was $664.8 million, as compared to $649.9 million for the three months ended March 31, 2024, an increase of $14.8 million, or approximately 2%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $340.4 million for the three months ended March 30, 2025, as compared to $336.5 million for the three months ended March 31, 2024, an increase of $3.9 million, or 1%, driven by an increase of $9.0 million in software revenue, partially offset by a decrease of $5.2 million in life sciences solutions revenue. Diagnostics segment revenue was $324.4 million for the three months ended March 30, 2025, as compared to $313.4 million for the three months ended March 31, 2024, an increase of $11.0 million, or 3%, due to an increase of $8.9 million in immunodiagnostics revenue and an increase of $2.1 million in reproductive health revenue.
Cost of Revenue
Cost of revenue for the three months ended March 30, 2025 was $289.2 million, as compared to $294.9 million for the three months ended March 31, 2024, a decrease of $5.7 million, or 2%. As a percentage of revenue, cost of revenue decreased to 43.5% for the three months ended March 30, 2025, from 45.4% for the three months ended March 31, 2024, resulting in an increase in gross margin of 186 basis points to 56.5% for the three months ended March 30, 2025, from 54.6% for the three months ended March 31, 2024, primarily due to higher sales volume, productivity and favorable product mix. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.2 million for the three months ended March 31, 2024. Rebranding costs were $4.5 million for the three months ended March 31, 2024. Amortization of intangible assets was $34.4 million for the three months ended March 30, 2025, as compared to $35.4 million for the three months ended March 31, 2024.
We estimate that pursuant to the tariffs recently enacted and currently in effect, our gross cost of revenue for the current fiscal year could increase by approximately $135 million, however, we anticipate that as the result of the mitigating actions that we have taken and plan to take, the decrease to our operating income as a result of the tariffs for the current fiscal year will be approximately $20 million. The majority of this impact affects products manufactured in the U.S. and sold into China, with the remainder affecting products manufactured in Europe for the U.S. market. For U.S.-manufactured products sold to China, we expect to almost fully neutralize the tariff impact within the next two months through operational adjustments. Regarding European-manufactured products sold to the U.S., we are implementing a comprehensive mitigation strategy that includes manufacturing optimization, supplier collaboration, selective pricing actions, and targeted temporary cost measures to minimize financial exposure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 30, 2025 were $249.7 million, as compared to $260.6 million for the three months ended March 31, 2024, a decrease of $10.9 million, or 4%. As a percentage of revenue, selling, general and administrative expenses decreased and were 37.6% for the three months ended March 30, 2025, as compared to 40.1% for the three months ended March 31, 2024. Amortization of intangible assets decreased and was $48.3 million for the three months ended March 30, 2025, as compared to $55.8 million for the three months ended March 31, 2024. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, added an incremental expense of $2.5 million for the three months ended March 30, 2025. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $6.1 million for the three months ended March 31, 2024. Purchase accounting adjustments decreased expenses by $0.4 million for the three months ended March 30, 2025, which primarily consisted of a change in contingent consideration, as compared to increasing expenses by $6.2 million for the three months ended March 31, 2024. Restructuring and other costs, net, decreased and was $3.2 million for the three months ended March 30, 2025, as compared to $12.4 million for the three months ended March 31, 2024. Costs for significant environmental matters decreased by $1.2 million for the three months ended March 30, 2025 as compared to the three months ended March 31,

2024. The above decreases were also partially offset by significant litigation matters and settlements, which added an incremental expense of $10.6 million for the three months ended March 30, 2025. Excluding the factors above, the increase in selling, general and administrative expenses was the result of investments in people, innovation and digital capabilities.
Research and Development Expenses
Research and development expenses for the three months ended March 30, 2025 were $53.6 million, as compared to $50.4 million for the three months ended March 31, 2024, an increase of $3.2 million, or 6%. As a percentage of revenue, research and development expenses increased and were 8.1% for the three months ended March 30, 2025, as compared to 7.7% for the three months ended March 31, 2024. The increase in research and development expenses was primarily driven by our investments in new product development. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.7 million for the three months ended March 31, 2024.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Interest income	$(10,081)	$(20,086)
Interest expense	22,964	24,397
Change in fair value of investments	(3,073)	806
Other components of net periodic pension cost	6,787	1,917
Foreign exchange losses and other expense, net	3,251	2,533
Total interest and other expense, net	$19,848	$9,567
The decrease in interest income for the three months ended March 30, 2025 as compared to the three months ended March 31, 2024 was primarily due to a decrease in marketable securities and short-term investments. Interest expense was lower for the three months ended March 30, 2025 as compared to the same period in prior year primarily due to a lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2024.
Provision for Income Taxes
The provision for income taxes from continuing operations was $10.7 million for the three months ended March 30, 2025, as compared to $5.9 million for the three months ended March 31, 2024.
The effective tax rate from continuing operations was 20.5% for the three months ended March 30, 2025, as compared to 16.9% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 30, 2025 was higher primarily due to projected higher income in certain higher tax rate jurisdictions in fiscal year 2025 as compared to fiscal year 2024. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2025.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended March 30, 2025 was $340.4 million, as compared to $336.5 million for the three months ended March 31, 2024, an increase of $3.9 million, or 1%, which includes an approximate 1% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue during the three months ended March 30, 2025 was driven by an increase of $9.0 million in Software revenue, partially offset by a decrease of $5.2 million in Life Sciences Solutions revenue.
Segment operating income for the three months ended March 30, 2025 was $105.7 million, as compared to $101.0 million for the three months ended March 31, 2024, an increase of $4.8 million, or 5%. Segment operating margin increased 106 basis points in the three months ended March 30, 2025, as compared to the three months ended March 31, 2024, primarily due to higher sales volume and productivity, and favorable product mix.

Diagnostics
Revenue for the three months ended March 30, 2025 was $324.4 million, as compared to $313.4 million for the three months ended March 31, 2024, an increase of $11.0 million, or 3%, which includes an approximate 2% decrease in revenue attributable to unfavorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the three months ended March 30, 2025 was driven by an increase of $8.9 million in Immunodiagnostics revenue and an increase of $2.1 million in Reproductive Health revenue.
Segment operating income for the three months ended March 30, 2025 was $74.0 million, as compared to $76.2 million for the three months ended March 31, 2024, a decrease of $2.2 million, or 3%. Segment operating margin decreased 150 basis points in the three months ended March 30, 2025, as compared to the three months ended March 31, 2024, primarily due to continued investments in new product development, digital capabilities and growth initiatives, partially offset by pricing actions and higher productivity.

Discontinued Operations
During fiscal year 2023, we completed the sale of certain assets and the equity interests constituting our Applied, Food and Enterprise Services businesses (the “Business”) for approximately $2.27 billion in cash proceeds before transaction costs. During fiscal year 2023 and fiscal year 2024, we recognized a pre-tax gain (loss) on sale of $811.5 million and $(25.4) million, respectively. During fiscal year 2023 and fiscal year 2024, we recognized income (loss) from discontinued operations of $513.6 million and $(12.7) million, respectively. The Business was a component of our Discovery & Analytical Solutions segment, which is now referred to as the Life Sciences segment. The sale of the Business was reported as discontinued operations in our condensed consolidated financial statements.
During the three months ended March 30, 2025 and March 31, 2024, we recorded a gain (loss) on sale of $0.8 million and $(1.7) million, respectively, and a provision for income taxes of $0.2 million and $1.0 million, respectively, related to the sale of the Business.

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
At March 30, 2025, we had cash and cash equivalents of $1,137.6 million, of which $533.7 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.
In connection with the sale of the Business, we are entitled to proceeds in installments that commenced upon our ceasing the use of the former brand and related trademarks and transferring them to the purchaser of the Business (the “Brand Fee”). As of March 30, 2025, the remaining balance related to the Brand Fee is $46.9 million, which is expected to be received in installments through the second half of fiscal year 2025.
On October 24, 2024, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 23, 2026 unless terminated earlier by our Board and may be suspended or discontinued at any time. As of March 30, 2025, $707.2 million remained available for aggregate repurchases of shares under the Repurchase Program. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of March 30, 2025, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $75.9 million. As of March 30, 2025, we have recorded contingent consideration obligations of $19.7 million, of which $6.9 million was recorded in accrued expenses and other current liabilities, and $12.8 million was recorded in long-

term liabilities. The maximum earnout period for acquisitions with open contingency periods is 6.7 years from March 30, 2025, and the remaining weighted average expected earnout period at March 30, 2025 was 4.1 years.
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
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $134.1 million for the three months ended March 30, 2025, as compared to $150.1 million for the three months ended March 31, 2024, a decrease of $16.0 million, primarily due to timing of collections, increased variable incentive compensation and tax payments during the three months ended March 30, 2025 as compared to the three months ended March 31, 2024. The cash provided by operating activities for the three months ended March 30, 2025 was principally a result of income from continuing operations of $41.7 million, adjustments for non-cash charges aggregating to $105.7 million, including depreciation and amortization of $97.4 million, and a net cash decrease in working capital of $13.3 million. The cash provided by operating activities for the three months ended March 31, 2024 was principally a result of income from continuing operations of $28.7 million, and adjustments for non-cash charges aggregating to $140.2 million, including depreciation and amortization of $107.8 million, and a net cash decrease in working capital of $18.7 million.

Investing Activities. Net cash used in investing activities of our continuing operations was $15.8 million for the three months ended March 30, 2025, as compared to $18.2 million for the three months ended March 31, 2024, a decrease of $2.4 million. During the three months ended March 30, 2025, net cash used for capital expenditures was $16.0 million, as compared to $17.8 million for the three months ended March 31, 2024. The cash used in investing activities during the three months ended March 30, 2025 was partially offset by $0.2 million proceeds from disposition of businesses and assets. During the three months ended March 31, 2024, purchases of investments and notes receivables amounted to $0.3 million.
Financing Activities. Net cash used in financing activities was $163.7 million for the three months ended March 30, 2025, as compared to $35.0 million for the three months ended March 31, 2024, an increase of $128.7 million. During the three months ended March 30, 2025, we repurchased shares of our common stock for a total cost of $153.6 million, as compared to $10.8 million in the prior year period. We paid $8.4 million in dividends for the three months ended March 30, 2025, as compared to $8.6 million for the three months ended March 31, 2024. During the three months ended March 30, 2025, we made net payments of $2.5 million on debts, as compared to $10.8 million during the three months ended March 31, 2024. We paid $1.8 million for acquisition-related contingent consideration during the three months ended March 30, 2025, as compared to $8.7 million in the prior year period. The cash used in financing activities during the three months ended March 30, 2025 was partially offset by proceeds from the issuance of common stock under our stock plans of $2.6 million during the three months ended March 30, 2025, as compared to $3.9 million for the three months ended March 31, 2024.
Borrowing Arrangements
On January 7, 2025, our prior senior unsecured revolving credit facility was cancelled and replaced with a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030. See Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 12, Debt, to our audited consolidated financial statements in the 2024 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2025 and in each quarter of fiscal year 2024. At March 30, 2025, we had accrued $8.2 million for dividends declared on January 23, 2025 for the first quarter of fiscal year 2025 that will be paid in May 2025. On April 24, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2025 that will be payable in August 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2024 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended December 29, 2024. We have not adopted any new accounting pronouncements during the three months ended March 30, 2025.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. Our market risks are not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Form 10-K.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt; however, there is $0.4 million of variable rate instruments. Our cash and cash equivalents, for which we receive interest at variable rates, were $1,137.6 million at March 30, 2025. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at March 30, 2025.
Interest Rate Risk—Sensitivity. Our 2024 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended March 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at March 30, 2025 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly revenue and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, the inability of our customers to secure credit or funding, restrictions in capital expenditures, general economic conditions, cuts in government funding, deficit reduction efforts or other actions that reduce or freeze the availability of government funding for healthcare and research or unfavorable changes in government regulations would likely result in a reduction in demand for our products and services and additional pricing pressures, as well as create potential collection risk associated with those sales. In addition, government funding is subject to economic conditions and the political process, which is inherently fluid and unpredictable. Recently announced and proposed changes in U.S. funding and regulation has created a more cautious spending environment for our customers and could cause them to become more conservative with both instrumentation and consumable purchases due to funding and regulatory uncertainty. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals or reductions in government funding. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability.
Our growth and profitability are subject to global economic and political conditions, and operational disruptions at our facilities.
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, trade protectionism, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity, interest rates and currency volatility or devaluation. Environmental events and political changes, including trade barriers and tariffs, such as the recent tariffs announced or imposed on U.S. trading partners and the retaliatory measures threatened or imposed by several countries in response, and war or other conflicts, such as the current conflicts in Ukraine and the Middle East, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed in the short term, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:
•demand for and market acceptance of our products,
•competitive pressures resulting in lower selling prices,
•changes in the level of economic activity in regions in which we do business, including as a result of global health crises or pandemics,
•changes in trade policy applicable to the regions in which we do business, including changes in U.S. trade policies or the imposition of higher tariffs on products being shipped into and from the U.S.,
•changes in general economic conditions or government funding,
•settlements of income tax audits,
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
The production of our products requires a wide variety of raw materials, key components and other goods that are generally available from alternate sources of supply. However, certain critical raw materials, key components and other goods required for the production and sale of some of our principal products are available from limited or single sources of supply. We generally have multi-year contracts with no minimum purchase requirements with these suppliers, but those contracts may not fully protect us from a failure by certain suppliers to supply critical materials or from the delays inherent in being required to change suppliers and, in some cases, validate new raw materials. Such raw materials, key components and other goods can usually be obtained from alternative sources with the potential for an increase in price, decline in quality or delay in delivery. A prolonged inability to obtain certain raw materials, key components or other goods is possible and could have an adverse effect on our business operations, and could damage our relationships with customers. In addition, global health crises or pandemics, actual or threatened tariffs, wars, conflicts, or other changes in a country’s or region’s political or economic conditions, could have a significant adverse effect on our supply chain.
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
As of March 30, 2025, our total assets included $9.1 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
The healthcare industry, including the genetic screening market, is subject to extensive and frequently changing international and United States federal, state and local laws and regulations. In addition, legislative provisions relating to healthcare fraud and abuse, patient privacy violations and misconduct involving government insurance programs provide federal enforcement personnel with substantial powers and remedies to pursue suspected violations. Increasing uncertainty in the United States regarding regulation in the healthcare space could subject our business to new or modified regulations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs, and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could have a significant adverse effect on our business.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2024. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
•changes in actual, or from projected, foreign currency exchange rates,
•global health crises of unknown duration,
•wars, conflicts, or other changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,
•trade protection measures including embargoes, sanctions and tariffs, such as the recent tariffs announced or imposed on U.S. trading partners and the retaliatory measures threatened or imposed by several countries in response, as well as the sanctions and other restrictions implemented by the United States and other governments on the Russian Federation and related parties in connection with the conflict in Ukraine,
•import or export licensing requirements and the associated potential for delays or restrictions in the shipment of our products or the receipt of products from our suppliers,
•policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,
•differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,
•adverse income tax audit settlements or loss of previously negotiated tax incentives,
•differing business practices associated with foreign operations,
•difficulty in transferring cash between international operations and the United States,
•difficulty in staffing and managing widespread operations,
•differing labor laws and changes in those laws,
•differing protection of intellectual property and changes in that protection,
•expanded enforcement of laws related to data protection and personal privacy,
•increasing global enforcement of anti-bribery and anti-corruption laws, and
•differing regulatory requirements and changes in those requirements.
We cannot yet predict the effect of the recently imposed and threatened U.S. tariffs on imports, or the extent to which other countries will impose further quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our new senior unsecured revolving credit facility that we entered into in January 2025, the 2026 Notes, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes and the 2051 Notes, or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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

•announcements of strategic developments, acquisitions and other material events by us or our competitors,
•changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, freight costs, commodity and equity prices and the value of financial assets, and
•changes to economic conditions arising from global health crises and pandemics, climate change, trade policy or from wars or conflicts.
Dividends on our common stock could be reduced or eliminated in the future.
On January 23, 2025, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2025 that will be paid in May 2025. On April 24, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2025 that will be payable in August 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 30, 2025 — February 2, 2025	271,976	$117.09	271,662	$825,401,625
February 3, 2025 — March 2, 2025	471,076	114.70	440,537	774,877,883
March 3, 2025 — March 30, 2025	612,613	110.49	612,430	707,209,819
Activity for quarter ended March 30, 2025	1,355,665	$113.28	1,324,629	$707,209,819
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended March 30, 2025, we repurchased 31,036 shares of common stock for this purpose at an aggregate cost of $3.6 million.

(2)On October 24, 2024, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 23, 2026 unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 30, 2025, Joel S. Goldberg, Prahlad Singh and Tajinder S. Vohra, each an officer for purposes of Section 16 of the Securities Exchange Act of 1934, adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	February 6, 2025	February 5, 2026 - February 6, 2026	Up to 12,717
Prahlad Singh	President and Chief Executive Officer	February 6, 2025	February 5, 2026 - February 6, 2026	Up to 25,525
Tajinder S. Vohra	Senior Vice President, Global Operations	February 20, 2025	June 23, 2025 - February 6, 2026	Up to 10,717

During the three months ended March 30, 2025, none of our directors or officers, adopted a “non-Rule 10b5-1 trading arrangement” or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit Number	Exhibit Name
3.1	Revvity, Inc.'s Restated Articles of Organization, as amended, attached hereto as Exhibit 3.1.
3.2	Revvity, Inc.'s Amended and Restated By-laws, attached hereto as Exhibit 3.2.
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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended March 30, 2025 (ii) Condensed Consolidated Statements of Operations for the three months ended March 30, 2025 and March 31, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2025 and March 31, 2024, (iv) Condensed Consolidated Balance Sheets at March 30, 2025 and December 29, 2024, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 30, 2025 and March 31, 2024, (vi) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2025 and March 31, 2024, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

May 6, 2025	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

May 6, 2025	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Controller (Principal Accounting Officer)