Form 10-Q
period 2025-06-29
REVVITY, INC.
filed 2025-08-05
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 1, 2025, there were outstanding 116,072,580 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands, except per share data)
Product revenue	$610,704	$589,091	$1,169,758	$1,137,930
Service revenue	109,580	102,594	215,288	203,675
Total revenue	720,284	691,685	1,385,046	1,341,605
Cost of product revenue	285,593	262,936	533,147	513,645
Cost of service revenue	42,135	43,243	83,797	87,407
Total cost of revenue	327,728	306,179	616,944	601,052
Selling, general and administrative expenses	248,526	251,650	498,245	512,221
Research and development expenses	53,270	48,132	106,867	98,492
Operating income from continuing operations	90,760	85,724	162,990	129,840
Interest and other expense (income), net	22,110	(938)	41,958	8,629
Income from continuing operations before income taxes	68,650	86,662	121,032	121,211
Provision for income taxes	13,428	14,056	24,141	19,909
Income from continuing operations	55,222	72,606	96,891	101,302
Loss from discontinued operations	(1,274)	(17,246)	(706)	(19,929)
Net income	$53,948	$55,360	$96,185	$81,373

Basic earnings per share:
Income from continuing operations	$0.47	$0.59	$0.82	$0.82
Loss from discontinued operations	(0.01)	(0.14)	(0.01)	(0.16)
Net income	$0.46	$0.45	$0.81	$0.66
Diluted earnings per share:
Income from continuing operations	$0.47	$0.59	$0.82	$0.82
Loss from discontinued operations	(0.01)	(0.14)	(0.01)	(0.16)
Net income	$0.46	$0.45	$0.81	$0.66

Weighted average shares of common stock outstanding:
Basic	117,512	123,354	118,824	123,391
Diluted	117,538	123,477	118,882	123,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Net income	$53,948	$55,360	$96,185	$81,373
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	158,947	(16,717)	238,601	(65,644)
Unrealized gain on securities, net of income taxes	27	137	27	402
Other comprehensive income (loss)	158,974	(16,580)	238,628	(65,242)
Comprehensive income	$212,922	$38,780	$334,813	$16,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29, 2025	December 29, 2024
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$991,849	$1,163,396
Accounts receivable, net	661,138	632,400
Inventories, net	388,467	367,587
Other current assets	194,729	186,225
Total current assets	2,236,183	2,349,608
Property, plant and equipment, net	499,026	482,217
Operating lease right-of-use assets, net	177,168	167,716
Intangible assets, net	2,514,368	2,640,921
Goodwill	6,614,989	6,463,619
Other assets, net	321,055	288,397
Total assets	$12,362,789	$12,392,478
Current liabilities:
Current portion of long-term debt	$230	$242
Accounts payable	178,151	167,463
Accrued expenses and other current liabilities	493,433	485,395
Total current liabilities	671,814	653,100
Long-term debt	3,214,324	3,150,476
Deferred taxes and other long-term liabilities	760,178	770,523
Operating lease liabilities	160,305	151,505
Total liabilities	4,806,621	4,725,604
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 116,331,000 shares and 120,646,000 shares at June 29, 2025 and December 29, 2024, respectively	116,331	120,646
Capital in excess of par value	1,672,216	2,097,110
Retained earnings	5,925,098	5,845,223
Accumulated other comprehensive loss	(157,477)	(396,105)
Total stockholders’ equity	7,556,168	7,666,874
Total liabilities and stockholders’ equity	$12,362,789	$12,392,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended June 29, 2025
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 29, 2024	120,646	$120,646	$2,097,110	$5,845,223	$(396,105)	$7,666,874
Net income	—	—	—	42,237	—	42,237
Other comprehensive income	—	—	—	—	79,654	79,654
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,243)	—	(8,243)
Exercise of employee stock options	32	32	2,600	—	—	2,632
Issuance of common stock for employee stock purchase plans	12	12	1,260	—	—	1,272
Purchases of common stock	(1,356)	(1,356)	(153,631)	—	—	(154,987)
Issuance of common stock for long-term incentive program	75	75	5,524	—	—	5,599
Stock compensation	—	—	2,092	—	—	2,092
Balance, March 30, 2025	119,409	$119,409	$1,954,955	$5,879,217	$(316,451)	$7,637,130
Net income	—	—	—	53,948	—	53,948
Other comprehensive income	—	—	—	—	158,974	158,974
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,067)	—	(8,067)
Purchases of common stock	(3,104)	(3,104)	(292,928)	—	—	(296,032)
Issuance of common stock for long-term incentive program	26	26	7,918	—	—	7,944
Stock compensation	—	—	2,271	—	—	2,271
Balance, June 29, 2025	116,331	$116,331	$1,672,216	$5,925,098	$(157,477)	$7,556,168

	For the Six-Month Period Ended June 30, 2024
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	26,013	—	26,013
Other comprehensive loss	—	—	—	—	(48,662)	(48,662)
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,645)	—	(8,645)
Exercise of employee stock options	75	75	4,036	—	—	4,111
Purchases of common stock	(103)	(103)	(10,653)	—	—	(10,756)
Issuance of common stock for long-term incentive program	94	94	9,041	—	—	9,135
Stock compensation	—	—	2,561	—	—	2,561
Balance, March 31, 2024	123,492	$123,492	$2,421,778	$5,626,580	$(325,354)	$7,846,496
Net income	—	—	—	55,360	—	55,360
Other comprehensive loss	—	—	—	—	(16,580)	(16,580)
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,643)	—	(8,643)
Exercise of employee stock options	22	22	1,837	—	—	1,859
Issuance of common stock for employee stock purchase plans	14	14	1,414	—	—	1,428
Purchases of common stock	(196)	(196)	(19,943)	—	—	(20,139)
Issuance of common stock for long-term incentive program	36	36	8,030	—	—	8,066
Stock compensation	—	—	2,467	—	—	2,467
Balance, June 30, 2024	123,368	$123,368	$2,415,583	$5,673,297	$(341,934)	$7,870,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2025	June 30, 2024
	(In thousands)
Operating activities:
Net income	$96,185	$81,373
Loss from discontinued operations, net of income taxes	706	19,929
Income from continuing operations	96,891	101,302
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	17,864	22,218
Restructuring and other costs, net	14,442	22,201
Depreciation and amortization	200,200	215,146
Change in fair value of contingent consideration	(166)	6,349
Amortization of deferred debt financing costs and accretion of discounts	2,320	3,509
Change in fair value of investments	(1,118)	(6,971)
Unrealized foreign exchange loss (gain)	140	(857)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(21,901)	28,194
Inventories	5,642	17,251
Accounts payable	3,278	(22,974)
Accrued expenses and other	(49,177)	(52,894)
Net cash provided by operating activities of continuing operations	268,415	332,474
Net cash used in operating activities of discontinued operations	(5,942)	(26,290)
Net cash provided by operating activities	262,473	306,184
Investing activities:
Capital expenditures	(34,850)	(39,875)
Purchases of investments and notes receivables	—	(4,337)
Proceeds from disposition of businesses and assets	229	—
Net cash used in investing activities of continuing operations	(34,621)	(44,212)
Net cash provided by investing activities of discontinued operations	18,750	147,522
Net cash (used in) provided by investing activities	(15,871)	103,310
Financing activities:
Payments of debt financing issuance costs	(2,474)	—
Payments of other credit facilities	(103)	(11,200)
Payments for acquisition-related contingent consideration	(1,978)	(8,749)
Proceeds from issuance of common stock under stock plans	2,632	6,032
Purchases of common stock	(447,501)	(30,309)
Dividends paid	(16,715)	(17,282)
Net cash used in financing activities	(466,139)	(61,508)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	48,075	(12,931)

Net (decrease) increase in cash, cash equivalents and restricted cash	(171,462)	335,055
Cash, cash equivalents and restricted cash at beginning of period	1,164,452	914,373
Cash, cash equivalents and restricted cash at end of period	$992,990	$1,249,428

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$991,849	$1,248,120
Restricted cash included in other current assets	1,141	1,308
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$992,990	$1,249,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the SEC (the “2024 Form 10-K”). The balance sheet amounts at December 29, 2024 in this report were derived from the Company’s audited 2024 consolidated financial statements included in the 2024 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. Certain software revenue and related costs for the three and six months ended June 30, 2024 have been reclassified from product revenue and cost of product revenue to service revenue and cost of service revenue, respectively, in the statement of operations to correct and conform to the current year presentation. The effects of the reclassifications are not significant. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended June 29, 2025 and June 30, 2024, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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

Note 2: Revenue

Disaggregation of revenue
Disaggregated revenue by primary geographical markets and major goods and service lines are as follows:

	Reportable Segments
	Three Months Ended
	June 29, 2025			June 30, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$197,071	$126,509	$323,580	$189,790	$117,993	$307,783
Europe	84,298	119,334	203,632	74,552	110,036	184,588
Asia	84,529	108,543	193,072	84,183	115,131	199,314
	$365,898	$354,386	$720,284	$348,525	$343,160	$691,685

Major goods/service lines
Life Sciences Solutions	$298,052	$—	$298,052	$297,782	$—	$297,782
Software	67,846	—	67,846	50,743	—	50,743
Immunodiagnostics	—	218,818	218,818	—	213,252	213,252
Reproductive health	—	135,568	135,568	—	129,908	129,908
	$365,898	$354,386	$720,284	$348,525	$343,160	$691,685

	Reportable Segments
	Six Months Ended
	June 29, 2025			June 30, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$381,350	$246,859	$628,209	$366,367	$235,770	$602,137
Europe	160,320	225,104	385,424	152,008	211,142	363,150
Asia	164,623	206,790	371,413	166,664	209,654	376,318
	$706,293	$678,753	$1,385,046	$685,039	$656,566	$1,341,605

Major goods/service lines
Life Sciences Solutions	$584,505	$—	$584,505	$589,394	$—	$589,394
Software	121,788	—	121,788	95,645	—	95,645
Immunodiagnostics	—	416,380	416,380	—	401,913	401,913
Reproductive health	—	262,373	262,373	—	254,653	254,653
	$706,293	$678,753	$1,385,046	$685,039	$656,566	$1,341,605

Contract Balances
Unbilled receivable and Contract assets: The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, the Company records an unbilled receivable on its consolidated balance sheets. The unbilled receivables are classified as either current in “Accounts receivable, net” or as long-term in “Other assets, net” in the condensed consolidated balance sheets. Unbilled receivables totaled $91.1 million and $80.6 million at June 29, 2025 and December 29, 2024, respectively, primarily related to the Life Sciences software business. The Company had no material contract assets as of June 29, 2025 and December 29, 2024.
Deferred revenue and Customer deposits: Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue is classified as either current in “Accrued expenses and other current liabilities” or as long-term in “Other long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. Substantially all of the deferred revenue is expected to be recognized in revenue within 12 months of the balance sheet date, and has been classified within accrued expenses and other current liabilities. The deferred revenue balance is primarily related to the Company’s software as a service offerings, maintenance contracts and prepaid storage arrangements. Deferred revenue totaled $225.3 million and $212.8 million at June 29, 2025 and December 29, 2024, respectively. The Company also had customer deposits received in advance of the transfer of control totaling $19.0 million and $19.5 million at June 29, 2025 and December 29, 2024, respectively. The Company expects that these customer deposits will be recognized in revenue within three months of the balance sheet date.
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
During the three months ended June 29, 2025 and June 30, 2024, the Company recorded a gain (loss) on sale of $1.1 million and $(23.7) million, respectively, and a provision for income taxes of $0.2 million and $6.5 million, respectively, related to the sale of the Business. During the six months ended June 29, 2025 and June 30, 2024, the Company recorded a gain (loss) on sale of $0.3 million and $(25.5) million, respectively, and a provision for income taxes of $0.4 million and $5.5 million, respectively, related to the sale of the Business.

Note 4: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Interest income	$(8,345)	$(20,512)	$(18,426)	$(40,598)
Interest expense	22,937	24,717	45,901	49,114
Change in fair value of investments	1,955	(7,777)	(1,118)	(6,971)
Other components of net periodic pension cost	1,695	1,905	8,482	3,822
Foreign exchange losses and other expense, net	3,868	729	7,119	3,262
Total interest and other expense (income), net	$22,110	$(938)	$41,958	$8,629

Note 5: Inventories, Net

Inventories, net consisted of the following:

	June 29, 2025	December 29, 2024
	(In thousands)
Raw materials	$181,316	$174,502
Work in progress	69,086	65,191
Finished goods	138,065	127,894
Total inventories, net	$388,467	$367,587

Note 6: Debt

The Company’s debt consisted of the following:

	June 29, 2025
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,213)	$(3,213)
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	585,750	(644)	(529)	584,577
1.900% Senior Unsecured Notes due in 2028	500,000	(174)	(2,095)	497,731
3.3% Senior Unsecured Notes due in 2029	850,000	(1,305)	(3,612)	845,083
2.55% Senior Unsecured Notes due in March 2031	400,000	(81)	(2,118)	397,801
2.250% Senior Unsecured Notes due in September 2031	500,000	(990)	(2,846)	496,164
3.625% Senior Unsecured Notes due in 2051	400,000	(3)	(4,007)	395,990
Other Debt Facilities, non-current	191	—	—	191
Total Long-Term Debt	$3,235,941	$(3,197)	$(18,420)	$3,214,324
Current Portion of Long-term Debt:
Other Debt Facilities, current	230	—	—	230
Total	$3,236,171	$(3,197)	$(18,420)	$3,214,554

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

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Number of common shares—basic	117,512	123,354	118,824	123,391
Effect of dilutive securities:
Stock options	8	39	25	51
Restricted stock awards	18	84	33	52
Number of common shares—diluted	117,538	123,477	118,882	123,494
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,216	998	1,133	998
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.

Note 8: Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and operating income adjusted for certain items. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1, Nature of Operations and Accounting Policies, to the audited consolidated financial statements in the 2024 Form 10-K.
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
The primary financial measure by which the CODM evaluates the performance of the Company’s segments is adjusted operating income. Adjusted operating income consists of operating income plus amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily adjustments to the fair value of acquired inventory that are subsequently recognized), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, including primarily significant litigation matters and restructuring actions. The CODM does not evaluate operating segments using discrete asset information and there are no segment assets reported to the CODM. Accordingly, no segment assets have been reported.
Revenue and operating income, including significant segment expenses, by reportable segment are shown in the table below:

	Three Months Ended
	June 29, 2025			June 30, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$365,898	$354,386	$720,284	$348,525	$343,160	$691,685
Segment cost of revenue	135,028	156,039		120,427	146,294
Segment selling, general and administrative expenses	86,986	84,127		84,167	83,071
Segment research and development expenses	28,415	24,798		26,364	21,046
Segment operating income	$115,469	$89,422	204,891	$117,567	$92,749	210,316
Corporate expenses			(13,089)			(11,449)
Amortization of intangible assets			(85,289)			(90,620)
Purchase accounting adjustments			(2,178)			(623)
Acquisition and divestiture-related costs			(1,248)			(5,779)
Significant litigation matters and settlements			(1,124)			(6,276)
Restructuring and other, net			(11,203)			(9,845)
Interest and other (expense) income, net			(22,110)			938
Income from continuing operations before income taxes			$68,650			$86,662

	Six Months Ended
	June 29, 2025			June 30, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$706,293	$678,753	$1,385,046	$685,039	$656,566	$1,341,605
Segment cost of revenue	254,349	291,230		243,988	277,183
Segment selling, general and administrative expenses	174,081	174,017		170,104	165,880
Segment research and development expenses	56,683	50,069		52,429	44,550
Segment operating income	$221,180	$163,437	384,617	$218,518	$168,953	387,471
Corporate expenses			(22,904)			(22,810)
Amortization of intangible assets			(167,989)			(181,858)
Purchase accounting adjustments			(2,001)			(7,245)
Acquisition and divestiture-related costs			(3,789)			(17,241)
Significant litigation matters and settlements			(11,710)			(6,276)
Significant environmental matters			1,208			—
Restructuring and other, net			(14,442)			(22,201)
Interest and other expense, net			(41,958)			(8,629)
Income from continuing operations before income taxes			$121,032			$121,211
Depreciation expense included in the Company’s reportable segment operating income and corporate expenses is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Life Sciences	$8,547	$8,124	$15,732	$16,394
Diagnostics	8,279	7,999	15,125	15,701
Corporate	665	601	1,356	1,192
Total depreciation expense	$17,491	$16,724	$32,213	$33,287

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	June 29, 2025	December 29, 2024
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(156,337)	$(394,938)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net losses on marketable securities, net of income taxes	(342)	(369)
Accumulated other comprehensive loss	$(157,477)	$(396,105)
The unrealized foreign exchange losses (gains) on intercompany debt for which repayment is not anticipated in the foreseeable future that was recorded in accumulated other comprehensive income (“AOCI”) were $(157.5) million and $0.1 million for the three months ended June 29, 2025 and June 30, 2024, respectively, and $(228.6) million and $(1.3) million for the six months ended June 29, 2025 and June 30, 2024, respectively.

Stock Repurchases:
On October 24, 2024, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 23, 2026 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended June 29, 2025, the Company repurchased 3,102,232 shares of common stock under the Repurchase Program for an aggregate cost of $293.0 million. During the six months ended June 29, 2025, the Company repurchased 4,426,861 shares of common stock under the Repurchase Program for an aggregate cost of $443.0 million. As of June 29, 2025, $414.5 million remained available for aggregate repurchases of shares under the Repurchase Program.
Subsequent to the second quarter of fiscal year 2025, the Company repurchased 425,800 shares of common stock under the Repurchase Program at an aggregate cost of $40.2 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended June 29, 2025, the Company repurchased 1,698 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the six months ended June 29, 2025, the Company repurchased 32,734 shares of common stock for this purpose at an aggregate cost of $3.7 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2025 and in each quarter of fiscal year 2024. At June 29, 2025, the Company had accrued $8.1 million for dividends declared on April 24, 2025 for the second quarter of fiscal year 2025 that will be paid in August 2025. On July 24, 2025, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2025 that will be payable in November 2025. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The changes in the carrying amount of goodwill for the six months ended June 29, 2025 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 29, 2024	$4,541,467	$1,922,152	$6,463,619
Foreign currency translation	106,355	45,015	151,370
Acquisitions, earn-outs and other	98	(98)	—
Balance at June 29, 2025	$4,647,920	$1,967,069	$6,614,989

Identifiable intangible asset balances by category were as follows:

	June 29, 2025	December 29, 2024
	(In thousands)
Patents	$27,805	$27,808
Less: Accumulated amortization	(26,411)	(26,293)
Net patents	1,394	1,515
Trade names and trademarks	150,515	142,588
Less: Accumulated amortization	(97,603)	(87,824)
Net trade names and trademarks	52,912	54,764
Licenses	27,429	27,164
Less: Accumulated amortization	(19,082)	(17,855)
Net licenses	8,347	9,309
Core technology	1,623,863	1,561,831
Less: Accumulated amortization	(848,346)	(735,532)
Net core technology	775,517	826,299
Customer relationships	2,861,133	2,807,909
Less: Accumulated amortization	(1,184,935)	(1,058,875)
Net customer relationships	1,676,198	1,749,034
Total	$2,514,368	$2,640,921
Total amortization expense related to amortizable intangible assets was $85.3 million and $168.0 million for the three and six months ended June 29, 2025, respectively, and $90.6 million and $181.9 million for the three and six months ended June 30, 2024, respectively. Estimated amortization expense related to amortizable intangible assets is $169.6 million for the remainder of fiscal year 2025, $332.9 million for fiscal year 2026, $305.3 million for fiscal year 2027, $279.2 million for fiscal year 2028, and $249.7 million for fiscal year 2029.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $543.7 million, $409.8 million and $432.0 million at June 29, 2025, December 29, 2024 and June 30, 2024, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended June 29, 2025 and June 30, 2024.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of June 29, 2025, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $44.7 million and $63.9 million for the three and six months ended June 29, 2025, and $(3.8) million and $(17.7) million for the three and six months ended June 30, 2024, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, accounts receivable and notes receivable. The Company believes it had no significant concentrations of credit risk as of June 29, 2025.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended June 29, 2025.  The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of June 29, 2025 and December 29, 2024 classified in one of the three classifications described above:

		Fair Value Measurements at June 29, 2025 Using:
	Total Carrying Value at June 29, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$29,218	$29,218	$—	$—
Foreign exchange derivative assets	2,885	—	2,885	—
Foreign exchange derivative liabilities	(821)	—	(821)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(21,090)	—	—	(21,090)

		Fair Value Measurements at December 29, 2024 Using:
	Total Carrying Value at December 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,413	$27,413	$—	$—
Foreign exchange derivative assets	861	—	861	—
Foreign exchange derivative liabilities	(1,048)	—	(1,048)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(21,753)	—	—	(21,753)
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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both June 29, 2025 and December 29, 2024, none of the master netting arrangements involved collateral.
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
A reconciliation of the beginning and ending Level 3 contingent consideration asset is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Balance at beginning of period	$14,890	$14,890	$14,890	$14,890
Change in fair value (included within selling, general and administrative expenses)	—	—	—	—
Balance at end of period	$14,890	$14,890	$14,890	$14,890

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
A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Balance at beginning of period	$(19,740)	$(30,516)	$(21,753)	$(40,005)
Amounts paid and foreign currency translation	(891)	152	497	15,814
Change in fair value (included within selling, general and administrative expenses)	(459)	(176)	166	(6,349)
Balance at end of period	$(21,090)	$(30,540)	$(21,090)	$(30,540)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,886.9 million and an aggregate carrying value of $3,217.3 million as of June 29, 2025. The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,765.5 million and an aggregate carrying value of $3,151.5 million as of December 29, 2024. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $0.4 million and $0.5 million as of June 29, 2025 and December 29, 2024, respectively. The carrying values approximate fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $11.1 million and $14.2 million as of June 29, 2025 and December 29, 2024, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at June 29, 2025 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the Second Quarter of Fiscal Year 2025
Our overall revenue in the second quarter of fiscal year 2025 was $720.3 million which increased by $28.6 million, or 4%, as compared to the second quarter of fiscal year 2024, reflecting an increase of $11.2 million, or 3%, in our Diagnostics segment revenue, and an increase of $17.4 million, or 5%, in our Life Sciences segment revenue. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2025 was driven by our Immunodiagnostics and Reproductive Health businesses. The increase in our Life Sciences segment revenue for the second quarter of fiscal year 2025 was driven by increased revenue in our Software business.
Our consolidated gross margins decreased 123 basis points in the second quarter of fiscal year 2025, as compared to the second quarter of fiscal year 2024, primarily due to increased tariffs and product mix shift partially offset by pricing actions. Our consolidated operating margins increased 20 basis points in the second quarter of fiscal year 2025, as compared to the second quarter of fiscal year 2024, primarily due to sales volume leverage and productivity gains offsetting gross margin headwinds.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (our “2024 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 29, 2025.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended June 29, 2025 was $720.3 million, as compared to $691.7 million for the three months ended June 30, 2024, an increase of $28.6 million, or approximately 4%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $365.9 million for the three months ended June 29, 2025, as compared to $348.5 million for the three months ended June 30, 2024, an increase of $17.4 million, or 5%, driven by an increase of $17.1 million in Software revenue and an increase of $0.3 million in Life Sciences Solutions revenue. Diagnostics segment revenue was $354.4 million for the three months ended June 29, 2025, as compared to $343.2 million for the three months ended June 30, 2024, an increase of $11.2 million, or 3%, due to an increase of $5.6 million in Immunodiagnostics revenue and an increase of $5.7 million in Reproductive Health revenue.
Revenue for the six months ended June 29, 2025 was $1,385.0 million, as compared to $1,341.6 million for the six months ended June 30, 2024, an increase of $43.4 million, or approximately 3%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $706.3 million for the six months ended June 29, 2025, as compared to $685.0 million for the six months ended June 30, 2024, an increase of $21.3 million, or 3%, driven by an increase of $26.1 million in Software revenue, partially offset by a decrease of $4.9 million in Life Sciences Solutions revenue. Diagnostics segment revenue was $678.8 million for the six months ended June 29, 2025, as compared to $656.6 million for the six months ended June 30, 2024, an increase of $22.2 million, or 3%, due to an increase of $14.5 million in Immunodiagnostics revenue and an increase of $7.7 million in Reproductive Health revenue.
Cost of Revenue
Cost of revenue for the three months ended June 29, 2025 was $327.7 million, as compared to $306.2 million for the three months ended June 30, 2024, an increase of $21.5 million, or 7%. As a percentage of revenue, cost of revenue increased to 45.5% for the three months ended June 29, 2025, from 44.3% for the three months ended June 30, 2024, resulting in a decrease in gross margin of 123 basis points to 54.5% for the three months ended June 29, 2025, from 55.7% for the three months ended June 30, 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates and product mix shift partially offset by pricing actions. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.2 million for the three months ended June 30, 2024. Rebranding costs were $1.6 million for the three months ended June 30, 2024. Amortization of intangible assets was $36.5 million for the three months ended June 29, 2025, as compared to $37.3 million for the three months ended June 30, 2024.
Cost of revenue for the six months ended June 29, 2025 was $616.9 million, as compared to $601.1 million for the six months ended June 30, 2024, an increase of $15.9 million, or 3%. As a percentage of revenue, cost of revenue decreased to 44.5% for the six months ended June 29, 2025, from 44.8% for the six months ended June 30, 2024, resulting in an increase in gross margin of 26 basis points to 55.5% for the six months ended June 29, 2025, from 55.2% for the six months ended June 30, 2024, primarily due to the completion of product rebranding efforts in 2024 and pricing actions offsetting increased tariffs, unfavorable changes in foreign exchange rates and product mix shift. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.4 million for the six months ended June 30, 2024. Rebranding costs were $6.1 million for the six months ended June 30, 2024. Amortization of intangible assets was $70.9 million for the six months ended June 29, 2025, as compared to $72.7 million for the six months ended June 30, 2024.
We now estimate that pursuant to the tariffs recently enacted and currently in effect, our cost of revenue for the current fiscal year could increase by approximately $25 million. However, we anticipate that as the result of the mitigating actions that we have taken and plan to take, the tariffs would result in a decrease to our gross margin for the current fiscal year of approximately $20 million. The majority of this impact affects products manufactured in Europe for the U.S. market. We are implementing a comprehensive mitigation strategy that includes manufacturing optimization, supplier collaboration, selective pricing actions, and targeted temporary cost measures to minimize financial exposure.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 29, 2025 were $248.5 million, as compared to $251.7 million for the three months ended June 30, 2024, a decrease of $3.1 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 34.5% for the three months ended June 29, 2025, as compared to 36.4% for the three months ended June 30, 2024. Amortization of intangible assets decreased and was $48.8 million for the three months ended June 29, 2025, as compared to $53.3 million for the three months ended June 30, 2024. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and transformation expenses, added an incremental expense of $1.2 million for the three months ended June 29, 2025. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $3.3 million for the three months ended June 30, 2024. Significant litigation matters and settlements added an incremental expense of $1.1 million for the three months ended June 29, 2025, as compared to $6.3 million for the three months ended June 30, 2024. The above decreases were partially offset by an increase in restructuring and other costs, net, which was $11.2 million for the three months ended June 29, 2025, as compared to $9.8 million for the three months ended June 30, 2024. Purchase accounting adjustments increased expenses by $2.0 million for the three months ended June 29, 2025, as compared to $0.2 million for the three months ended June 30, 2024, which primarily consisted of a change in contingent consideration. Excluding the items noted above, selling, general and administrative expenses increased due to unfavorable changes in foreign exchange rates, and investments in people, innovation and digital capabilities.
Selling, general and administrative expenses for the six months ended June 29, 2025 were $498.2 million, as compared to $512.2 million for the six months ended June 30, 2024, a decrease of $14.0 million, or 3%. As a percentage of revenue, selling, general and administrative expenses decreased and were 36.0% for the six months ended June 29, 2025, as compared to 38.2% for the six months ended June 30, 2024. Amortization of intangible assets decreased and was $97.1 million for the six months ended June 29, 2025, as compared to $109.2 million for the six months ended June 30, 2024. Restructuring and other costs, net, decreased and were $14.4 million for the six months ended June 29, 2025, as compared to $22.2 million for the six months ended June 30, 2024. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and transformation expenses, added an incremental expense of $3.8 million for the six months ended June 29, 2025. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $9.4 million for the six months ended June 30, 2024. Purchase accounting adjustments increased expenses by $1.6 million for the six months ended June 29, 2025, as compared to $6.4 million for the six months ended June 30, 2024, which primarily consisted of a change in contingent consideration. Costs for significant environmental matters decreased by $1.2 million for the six months ended June 29, 2025. The above decreases were partially offset by significant litigation matters and settlements, which added an incremental expense of $11.7 million for the six months ended June 29, 2025, as compared to $6.3 million for the six months ended June 30, 2024. Excluding the items noted above, selling, general and administrative expenses increased due to unfavorable changes in foreign exchange rates, and investments in people, innovation and digital capabilities.
Research and Development Expenses
Research and development expenses for the three months ended June 29, 2025 were $53.3 million, as compared to $48.1 million for the three months ended June 30, 2024, an increase of $5.1 million, or 11%. As a percentage of revenue, research and development expenses increased and were 7.4% for the three months ended June 29, 2025, as compared to 7.0% for the three months ended June 30, 2024. The increase in research and development expenses was primarily driven by unfavorable changes in foreign exchange rates and our investments in new product development. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.7 million for the three months ended June 30, 2024.
Research and development expenses for the six months ended June 29, 2025 were $106.9 million, as compared to $98.5 million for the six months ended June 30, 2024, an increase of $8.4 million, or 9%. As a percentage of revenue, research and development expenses increased and were 7.7% for the six months ended June 29, 2025, as compared to 7.3% for the six months ended June 30, 2024. The increase in research and development expenses was primarily driven by unfavorable changes in foreign exchange rates and our investments in new product development. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $1.4 million for the six months ended June 30, 2024.

Interest and Other Expense (Income), Net
Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Interest income	$(8,345)	$(20,512)	$(18,426)	$(40,598)
Interest expense	22,937	24,717	45,901	49,114
Change in fair value of investments	1,955	(7,777)	(1,118)	(6,971)
Other components of net periodic pension cost	1,695	1,905	8,482	3,822
Foreign exchange losses and other expense, net	3,868	729	7,119	3,262
Total interest and other expense (income), net	$22,110	$(938)	$41,958	$8,629
The decrease in interest income for the three months ended June 29, 2025 as compared to the three months ended June 30, 2024 was primarily due to a decrease in marketable securities and short-term investments. Interest expense was lower for the three months ended June 29, 2025 as compared to the same period in prior year primarily due to a lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2024.
The decrease in interest income for the six months ended June 29, 2025 as compared to the six months ended June 30, 2024 was primarily due to a decrease in marketable securities and short-term investments. Interest expense was lower for the six months ended June 29, 2025 as compared to the same period in prior year primarily due to a lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2024.
Provision for Income Taxes
The provision for income taxes from continuing operations was $13.4 million for the three months ended June 29, 2025, as compared to $14.1 million for the three months ended June 30, 2024. The provision for income taxes from continuing operations was $24.1 million for the six months ended June 29, 2025, as compared to $19.9 million for the six months ended June 30, 2024.
The effective tax rate from continuing operations was 19.6% and 19.9% for the three and six months ended June 29, 2025, as compared to 16.2% and 16.4% for the three and six months ended June 30, 2024. The effective tax rate for the three and six months ended June 29, 2025 was higher as compared to the three and six months ended June 30, 2024 primarily due to projected higher income in certain higher tax rate jurisdictions in fiscal year 2025 as compared to fiscal year 2024. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key 2017 Tax Cuts & Jobs Act provisions. Notable domestic tax provisions include options related to the accelerated deduction of previously capitalized U.S. Section 174 research and development expenditures and permanent 100% bonus depreciation. Several of the provisions being modified are retroactive to an earlier date in 2025. The OBBBA also makes additional changes to international tax provisions, including substantive changes to existing Global Intangible Low-Taxed Income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions.
We do not currently believe the enactment of the OBBBA will materially impact 2025 earnings and continue to evaluate the impact of provisions effective in subsequent years.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended June 29, 2025 was $365.9 million, as compared to $348.5 million for the three months ended June 30, 2024, an increase of $17.4 million, or 5%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue during the three months ended June 29, 2025 was driven by an increase of $17.1 million in Software revenue and an increase of $0.3 million in Life Sciences Solutions revenue.

Revenue for the six months ended June 29, 2025 was $706.3 million, as compared to $685.0 million for the six months ended June 30, 2024, an increase of $21.3 million, or 3%. The increase in our Life Sciences segment revenue during the six months ended June 29, 2025 was driven by an increase of $26.1 million in Software revenue, partially offset by a decrease of $4.9 million in Life Sciences Solutions revenue.
Segment operating income for the three months ended June 29, 2025 was $115.5 million, as compared to $117.6 million for the three months ended June 30, 2024, a decrease of $2.1 million, or 2%. Segment operating margin decreased 218 basis points in the three months ended June 29, 2025, as compared to the three months ended June 30, 2024, primarily due to increased tariffs and product mix shift partially offset by higher productivity.
Segment operating income for the six months ended June 29, 2025 was $221.2 million, as compared to $218.5 million for the six months ended June 30, 2024, an increase of $2.7 million, or 1%. Segment operating margin decreased 58 basis points in the six months ended June 29, 2025, as compared to the six months ended June 30, 2024, primarily due to increased tariffs, product mix shift, and continued investments in new product development and digital capabilities.
Diagnostics
Revenue for the three months ended June 29, 2025 was $354.4 million, as compared to $343.2 million for the three months ended June 30, 2024, an increase of $11.2 million, or 3%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the three months ended June 29, 2025 was driven by an increase of $5.6 million in Immunodiagnostics revenue and an increase of $5.7 million in Reproductive Health revenue.
Revenue for the six months ended June 29, 2025 was $678.8 million, as compared to $656.6 million for the six months ended June 30, 2024, an increase of $22.2 million, or 3%. The increase in our Diagnostics segment revenue during the six months ended June 29, 2025 was driven by an increase of $14.5 million in Immunodiagnostics revenue and an increase of $7.7 million in Reproductive Health revenue.
Segment operating income for the three months ended June 29, 2025 was $89.4 million, as compared to $92.7 million for the three months ended June 30, 2024, a decrease of $3.3 million, or 4%. Segment operating margin decreased 179 basis points in the three months ended June 29, 2025, as compared to the three months ended June 30, 2024, primarily due to increased tariffs, product mix shift, unfavorable changes in foreign exchange rates, and continued investments in new product development and digital capabilities partially offset by pricing actions.
Segment operating income for the six months ended June 29, 2025 was $163.4 million, as compared to $169.0 million for the six months ended June 30, 2024, a decrease of $5.5 million, or 3%. Segment operating margin decreased 165 basis points in the six months ended June 29, 2025, as compared to the six months ended June 30, 2024, primarily due to increased tariffs, product mix shift, unfavorable changes in foreign exchange rates, and continued investments in new product development and digital capabilities partially offset by pricing actions.

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
During the three months ended June 29, 2025 and June 30, 2024, we recorded a gain (loss) on sale of $1.1 million and $(23.7) million, respectively, and a provision for income taxes of $0.2 million and $6.5 million, respectively, related to the sale of the Business. During the six months ended June 29, 2025 and June 30, 2024, we recorded a gain (loss) on sale of $0.3 million and $(25.5) million, respectively, and a provision for income taxes of $0.4 million and $5.5 million, respectively, related to the sale of the Business.

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
At June 29, 2025, we had cash and cash equivalents of $991.8 million, of which $485.3 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.
In connection with the sale of the Business, we are entitled to proceeds in installments that commenced upon our ceasing the use of the former brand and related trademarks and transferring them to the purchaser of the Business (the “Brand Fee”). As of June 29, 2025, the remaining balance related to the Brand Fee is $37.5 million, which is expected to be received in the second half of fiscal year 2025.
On October 24, 2024, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 23, 2026 unless terminated earlier by our Board and may be suspended or discontinued at any time. As of June 29, 2025, $414.5 million remained available for aggregate repurchases of shares under the Repurchase Program. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of June 29, 2025, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $80.0 million. As of June 29, 2025, we have recorded contingent consideration obligations of $21.1 million, of which $6.9 million was recorded in accrued expenses and other current liabilities, and $14.2 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 6.4 years from June 29, 2025, and the remaining weighted average expected earnout period at June 29, 2025 was 3.9 years.
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

Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $268.4 million for the six months ended June 29, 2025, as compared to $332.5 million for the six months ended June 30, 2024, a decrease of $64.1 million, primarily due to timing of collections and payments, increased variable incentive compensation and tax payments during the six months ended June 29, 2025 as compared to the six months ended June 30, 2024. The cash provided by operating activities for the six months ended June 29, 2025 was principally a result of income from continuing operations of $96.9 million, adjustments for non-cash charges aggregating to $233.7 million, including depreciation and amortization of $200.2 million, and a net cash decrease in working capital of $62.2 million. The cash provided by operating activities for the six months ended June 30, 2024 was principally a result of income from continuing operations of $101.3 million, and adjustments for non-cash charges aggregating to $261.6 million, including depreciation and amortization of $215.1 million, and a net cash decrease in working capital of $30.4 million.

Investing Activities. Net cash used in investing activities of our continuing operations was $34.6 million for the six months ended June 29, 2025, as compared to $44.2 million for the six months ended June 30, 2024, a decrease of $9.6 million. During the six months ended June 29, 2025, net cash used for capital expenditures was $34.9 million, as compared to $39.9 million for the six months ended June 30, 2024. The cash used in investing activities during the six months ended June 29, 2025 was partially offset by $0.2 million proceeds from disposition of businesses and assets. During the six months ended June 30, 2024, purchases of investments and notes receivables amounted to $4.3 million.
Financing Activities. Net cash used in financing activities was $466.1 million for the six months ended June 29, 2025, as compared to $61.5 million for the six months ended June 30, 2024, an increase of $404.6 million. During the six months ended June 29, 2025, we repurchased shares of our common stock for a total cost of $447.5 million, as compared to $30.3 million in the prior year period. We paid $16.7 million in dividends for the six months ended June 29, 2025, as compared to $17.3 million for the six months ended June 30, 2024. During the six months ended June 29, 2025, we made net payments of $2.6 million on debts, as compared to $11.2 million during the six months ended June 30, 2024. We paid $2.0 million for acquisition-related contingent consideration during the six months ended June 29, 2025, as compared to $8.7 million in the prior year period. The cash used in financing activities during the six months ended June 29, 2025 was partially offset by proceeds from the issuance of common stock under our stock plans of $2.6 million during the six months ended June 29, 2025, as compared to $6.0 million for the six months ended June 30, 2024.
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

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first two quarters of fiscal year 2025 and in each quarter of fiscal year 2024. At June 29, 2025, we had accrued $8.1 million for dividends declared on April 24, 2025 for the second quarter of fiscal year 2025 that will be paid in August 2025. On July 24, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2025 that will be payable in November 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2024 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended December 29, 2024. We have not adopted any new accounting pronouncements during the six months ended June 29, 2025.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt. Our cash and cash equivalents, for which we receive interest at variable rates, were $991.8 million at June 29, 2025. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at June 29, 2025.
Interest Rate Risk—Sensitivity. Our 2024 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 29, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended June 29, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 29, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at June 29, 2025 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, trade protectionism, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity, interest rates and currency volatility or devaluation. Environmental events and political changes, including trade barriers and tariffs, such as the recent tariffs announced or imposed on U.S. trading partners and retaliatory measures threatened or imposed in response, and war or other conflicts, such as the current conflicts in Ukraine and the Middle East, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
As of June 29, 2025, our total assets included $9.1 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2024. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
•changes in actual, or from projected, foreign currency exchange rates,
•global health crises of unknown duration,
•wars, conflicts, or other changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,
•trade protection measures including embargoes, sanctions and tariffs, such as the recent tariffs announced or imposed on U.S. trading partners and retaliatory measures threatened or imposed in response, as well as the sanctions and other restrictions implemented by the United States and other governments on the Russian Federation and related parties in connection with the conflict in Ukraine,
•import or export licensing requirements and the associated potential for delays or restrictions in the shipment of our products or the receipt of products from our suppliers,
•policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,
•differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,
•adverse income tax audit settlements or loss of previously negotiated tax incentives,
•differing business practices associated with foreign operations,
•difficulty in transferring cash between international operations and the United States,
•difficulty in staffing and managing widespread operations,
•differing labor laws and changes in those laws,
•differing protection of intellectual property and changes in that protection,
•expanded enforcement of laws related to data protection and personal privacy,
•increasing global enforcement of anti-bribery and anti-corruption laws, and
•differing regulatory requirements and changes in those requirements.
We cannot yet predict the effect of the recently imposed and threatened U.S. tariffs on imports, or the extent to which other countries will impose further quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. We anticipate that recently enacted tariffs may increase our cost of revenue for the current fiscal year. While we may experience a decline in operating income, the mitigating actions that we have taken and plan to take are aimed at minimizing the financial exposure of increased tariffs.
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
On April 24, 2025, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2025 that will be paid in August 2025. On July 24, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2025 that will be payable in November 2025. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31, 2025 — April 27, 2025	1,562,485	$96.04	1,561,807	$557,209,881
April 28, 2025 — May 25, 2025	1,091,354	91.71	1,090,425	457,209,962
May 26, 2025 — June 29, 2025	450,091	94.81	450,000	414,544,747
Activity for quarter ended June 29, 2025	3,103,930	$94.34	3,102,232	$414,544,747
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended June 29, 2025, we repurchased 1,698 shares of common stock for this purpose at an aggregate cost of $0.2 million.

(2)On October 24, 2024, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 23, 2026 unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 29, 2025, none of our directors or officers adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended June 29, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2025 and June 30, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2025 and June 30, 2024, (iv) Condensed Consolidated Balance Sheets at June 29, 2025 and December 29, 2024, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 29, 2025 and June 30, 2024, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2025 and June 30, 2024, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

August 5, 2025	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

August 5, 2025	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Controller (Principal Accounting Officer)