Form 10-Q
period 2025-09-28
REVVITY, INC.
filed 2025-11-04
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2025, there were outstanding 113,375,621 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands, except per share data)
Product revenue	$573,225	$579,997	$1,742,983	$1,717,927
Service revenue	125,724	104,052	341,012	307,727
Total revenue	698,949	684,049	2,083,995	2,025,654
Cost of product revenue	280,731	256,551	813,878	770,196
Cost of service revenue	43,614	42,682	127,411	130,089
Total cost of revenue	324,345	299,233	941,289	900,285
Selling, general and administrative expenses	241,911	237,521	740,156	749,742
Research and development expenses	50,797	49,144	157,664	147,636
Operating income from continuing operations	81,896	98,151	244,886	227,991
Interest and other expense (income), net	26,211	(2,206)	68,169	6,423
Income from continuing operations before income taxes	55,685	100,357	176,717	221,568
Provision for income taxes	8,464	6,971	32,605	26,880
Income from continuing operations	47,221	93,386	144,112	194,688
(Loss) income from discontinued operations	(569)	981	(1,275)	(18,948)
Net income	$46,652	$94,367	$142,837	$175,740

Basic earnings per share:
Income from continuing operations	$0.41	$0.76	$1.22	$1.58
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	(0.15)
Net income	$0.40	$0.77	$1.21	$1.43
Diluted earnings per share:
Income from continuing operations	$0.41	$0.76	$1.22	$1.58
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	(0.15)
Net income	$0.40	$0.77	$1.21	$1.42

Weighted average shares of common stock outstanding:
Basic	115,411	122,810	117,686	123,198
Diluted	115,463	123,026	117,735	123,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Net income	$46,652	$94,367	$142,837	$175,740
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(22,322)	109,774	216,279	44,130
Unrealized (loss) gain on securities, net of income taxes	(6)	245	21	647
Other comprehensive (loss) income	(22,328)	110,019	216,300	44,777
Comprehensive income	$24,324	$204,386	$359,137	$220,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2025	December 29, 2024
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$931,386	$1,163,396
Accounts receivable, net	680,259	632,400
Inventories, net	379,917	367,587
Other current assets	152,226	186,225
Total current assets	2,143,788	2,349,608
Property, plant and equipment, net	497,088	482,217
Operating lease right-of-use assets, net	171,078	167,716
Intangible assets, net	2,425,926	2,640,921
Goodwill	6,600,631	6,463,619
Other assets, net	300,441	288,397
Total assets	$12,138,952	$12,392,478
Current liabilities:
Current portion of long-term debt	$583,844	$242
Accounts payable	175,800	167,463
Accrued expenses and other current liabilities	463,099	485,395
Total current liabilities	1,222,743	653,100
Long-term debt	2,630,693	3,150,476
Deferred taxes and other long-term liabilities	755,155	770,523
Operating lease liabilities	154,465	151,505
Total liabilities	4,763,056	4,725,604
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 114,030,000 shares and 120,646,000 shares at September 28, 2025 and December 29, 2024, respectively	114,030	120,646
Capital in excess of par value	1,477,890	2,097,110
Retained earnings	5,963,781	5,845,223
Accumulated other comprehensive loss	(179,805)	(396,105)
Total stockholders’ equity	7,375,896	7,666,874
Total liabilities and stockholders’ equity	$12,138,952	$12,392,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine-Month Period Ended September 28, 2025
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 29, 2024	120,646	$120,646	$2,097,110	$5,845,223	$(396,105)	$7,666,874
Net income	—	—	—	42,237	—	42,237
Other comprehensive income	—	—	—	—	79,654	79,654
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,243)	—	(8,243)
Exercise of employee stock options	32	32	2,600	—	—	2,632
Issuance of common stock for employee stock purchase plans	12	12	1,260	—	—	1,272
Purchases of common stock	(1,356)	(1,356)	(153,631)	—	—	(154,987)
Issuance of common stock for long-term incentive program	75	75	5,524	—	—	5,599
Stock compensation	—	—	2,092	—	—	2,092
Balance, March 30, 2025	119,409	$119,409	$1,954,955	$5,879,217	$(316,451)	$7,637,130
Net income	—	—	—	53,948	—	53,948
Other comprehensive income	—	—	—	—	158,974	158,974
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,067)	—	(8,067)
Purchases of common stock	(3,104)	(3,104)	(292,928)	—	—	(296,032)
Issuance of common stock for long-term incentive program	26	26	7,918	—	—	7,944
Stock compensation	—	—	2,271	—	—	2,271
Balance, June 29, 2025	116,331	$116,331	$1,672,216	$5,925,098	$(157,477)	$7,556,168
Net income	—	—	—	46,652	—	46,652
Other comprehensive loss	—	—	—	—	(22,328)	(22,328)
Dividends ($0.07 per common share, see Note 9)	—	—	—	(7,969)	—	(7,969)
Issuance of common stock for employee stock purchase plans	15	15	1,374	—	—	1,389
Purchases of common stock	(2,324)	(2,324)	(204,760)	—	—	(207,084)
Issuance of common stock for long-term incentive program	8	8	6,708	—	—	6,716
Stock compensation	—	—	2,352	—	—	2,352
Balance, September 28, 2025	114,030	$114,030	$1,477,890	$5,963,781	$(179,805)	$7,375,896

	For the Nine-Month Period Ended September 29, 2024
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	26,013	—	26,013
Other comprehensive loss	—	—	—	—	(48,662)	(48,662)
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,645)	—	(8,645)
Exercise of employee stock options	75	75	4,036	—	—	4,111
Purchases of common stock	(103)	(103)	(10,653)	—	—	(10,756)
Issuance of common stock for long-term incentive program	94	94	9,041	—	—	9,135
Stock compensation	—	—	2,561	—	—	2,561
Balance, March 31, 2024	123,492	$123,492	$2,421,778	$5,626,580	$(325,354)	$7,846,496
Net income	—	—	—	55,360	—	55,360
Other comprehensive loss	—	—	—	—	(16,580)	(16,580)
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,643)	—	(8,643)
Exercise of employee stock options	22	22	1,837	—	—	1,859
Issuance of common stock for employee stock purchase plans	14	14	1,414	—	—	1,428
Purchases of common stock	(196)	(196)	(19,943)	—	—	(20,139)
Issuance of common stock for long-term incentive program	36	36	8,030	—	—	8,066
Stock compensation	—	—	2,467	—	—	2,467
Balance, June 30, 2024	123,368	$123,368	$2,415,583	$5,673,297	$(341,934)	$7,870,314
Net income	—	—	—	94,367	—	94,367
Other comprehensive income	—	—	—	—	110,019	110,019
Dividends ($0.07 per common share, see Note 9)	—	—	—	(8,544)	—	(8,544)
Exercise of employee stock options	2	2	139	—	—	141
Issuance of common stock for employee stock purchase plans	—	—	—	—	—	—
Purchases of common stock	(1,285)	(1,285)	(153,833)	—	—	(155,118)
Issuance of common stock for long-term incentive program	6	6	7,871	—	—	7,877
Stock compensation	—	—	2,645	—	—	2,645
Balance, September 29, 2024	122,091	$122,091	$2,272,405	$5,759,120	$(231,915)	$7,921,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In thousands)
Operating activities:
Net income	$142,837	$175,740
Loss from discontinued operations, net of income taxes	1,275	18,948
Income from continuing operations	144,112	194,688
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	26,918	32,756
Restructuring and other costs, net	24,368	22,119
Depreciation and amortization	302,261	322,816
Change in fair value of contingent consideration	(59)	6,006
Amortization of deferred debt financing costs and accretion of discounts	3,560	5,051
Change in fair value of investments	3,484	(13,975)
Unrealized foreign exchange loss (gain)	222	(1,063)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(41,643)	33,291
Inventories	12,493	26,817
Accounts payable	270	(24,782)
Accrued expenses and other	(68,990)	(114,236)
Net cash provided by operating activities of continuing operations	406,996	489,488
Net cash used in operating activities of discontinued operations	(6,023)	(35,419)
Net cash provided by operating activities	400,973	454,069
Investing activities:
Capital expenditures	(53,351)	(62,194)
Purchases of investments and notes receivables	(29)	(4,337)
Proceeds from investments and notes receivables	—	2,500
Proceeds from marketable securities	—	710,000
Proceeds from disposition of businesses and assets	229	—
Net cash (used in) provided by investing activities of continuing operations	(53,151)	645,969
Net cash provided by investing activities of discontinued operations	56,250	147,522
Net cash provided by investing activities	3,099	793,491
Financing activities:
Payments of senior unsecured notes	—	(711,479)
Payments of debt financing issuance costs	(2,474)	—
Payments of other credit facilities	(158)	(10,771)
Payments for acquisition-related contingent consideration	(3,838)	(8,832)
Proceeds from issuance of common stock under stock plans	2,632	6,173
Purchases of common stock	(652,530)	(184,421)
Dividends paid	(24,845)	(25,915)
Net cash used in financing activities	(681,213)	(935,245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45,264	4,120

Net (decrease) increase in cash, cash equivalents and restricted cash	(231,877)	316,435
Cash, cash equivalents and restricted cash at beginning of period	1,164,452	914,373
Cash, cash equivalents and restricted cash at end of period	$932,575	$1,230,808

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$931,386	$1,229,778
Restricted cash included in other current assets	1,189	1,030
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$932,575	$1,230,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the SEC (the “2024 Form 10-K”). The balance sheet amounts at December 29, 2024 in this report were derived from the Company’s audited 2024 consolidated financial statements included in the 2024 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. Certain software revenue and related costs for the three and nine months ended September 29, 2024 have been reclassified from product revenue and cost of product revenue to service revenue and cost of service revenue, respectively, in the statement of operations to correct and conform to the current year presentation. The effects of the reclassifications are not significant. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended September 28, 2025 and September 29, 2024, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
Accounting Standards Not Yet Adopted: In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is in the process of determining the impact of this guidance on its financial statements and disclosures.
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
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The guidance is required to be applied on a prospective basis; retrospective application is permitted. The guidance is effective for annual periods beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statement disclosures.

Note 2: Revenue

Disaggregation of revenue
Disaggregated revenue by primary geographical markets and major goods and service lines are as follows:

	Reportable Segments
	Three Months Ended
	September 28, 2025			September 29, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$178,087	$129,190	$307,277	$185,476	$116,849	$302,325
Europe	83,332	119,065	202,397	75,115	106,923	182,038
Asia	81,403	107,872	189,275	78,209	121,477	199,686
	$342,822	$356,127	$698,949	$338,800	$345,249	$684,049

Major goods/service lines
Life Sciences Solutions	$290,541	$—	$290,541	$295,455	$—	$295,455
Software	52,281	—	52,281	43,345	—	43,345
Immunodiagnostics	—	212,739	212,739	—	211,566	211,566
Reproductive health	—	143,388	143,388	—	133,683	133,683
	$342,822	$356,127	$698,949	$338,800	$345,249	$684,049

	Reportable Segments
	Nine Months Ended
	September 28, 2025			September 29, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$559,437	$376,049	$935,486	$551,843	$352,619	$904,462
Europe	243,652	344,169	587,821	227,123	318,065	545,188
Asia	246,026	314,662	560,688	244,873	331,131	576,004
	$1,049,115	$1,034,880	$2,083,995	$1,023,839	$1,001,815	$2,025,654

Major goods/service lines
Life Sciences Solutions	$875,046	$—	$875,046	$884,849	$—	$884,849
Software	174,069	—	174,069	138,990	—	138,990
Immunodiagnostics	—	629,119	629,119	—	613,479	613,479
Reproductive health	—	405,761	405,761	—	388,336	388,336
	$1,049,115	$1,034,880	$2,083,995	$1,023,839	$1,001,815	$2,025,654

Contract Balances
Unbilled receivable and Contract assets: The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, the Company records an unbilled receivable on its consolidated balance sheets. The unbilled receivables are classified as either current in “Accounts receivable, net” or as long-term in “Other assets, net” in the condensed consolidated balance sheets. Unbilled receivables totaled $95.5 million and $80.6 million at September 28, 2025 and December 29, 2024, respectively, primarily related to the Life Sciences software business. The Company had no material contract assets as of September 28, 2025 and December 29, 2024.
Deferred revenue and Customer deposits: Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue is classified as either current in “Accrued expenses and other current liabilities” or as long-term in “Other long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. Substantially all of the deferred revenue is expected to be recognized in revenue within 12 months of the balance sheet date, and has been classified within accrued expenses and other current liabilities. The deferred revenue balance is primarily related to the Company’s software as a service offerings, maintenance contracts and prepaid storage arrangements. Deferred revenue totaled $224.0 million and $212.8 million at September 28, 2025 and December 29, 2024, respectively. The Company also had customer deposits received in advance of the transfer of control totaling $19.5 million at September 28, 2025 and December 29, 2024. The Company expects that these customer deposits will be recognized in revenue within three months of the balance sheet date.
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
During the three months ended September 28, 2025 and September 29, 2024, the Company recorded a (loss) gain on sale of $(0.3) million and $0.4 million, respectively, and a provision for (benefit from) income taxes of $0.2 million and $(0.6) million, respectively, related to the sale of the Business. During the nine months ended September 28, 2025 and September 29, 2024, the Company recorded a loss on sale of $(0.6) million and $(25.1) million, respectively, and a provision for (benefit from) income taxes of $0.7 million and $(6.1) million, respectively, related to the sale of the Business.

Note 4: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Interest income	$(6,925)	$(22,764)	$(25,351)	$(63,362)
Interest expense	22,771	24,383	68,672	73,497
Change in fair value of investments	4,602	(7,004)	3,484	(13,975)
Other components of net periodic pension cost	1,729	1,956	10,211	5,778
Foreign exchange losses and other expense, net	4,034	1,223	11,153	4,485
Total interest and other expense (income), net	$26,211	$(2,206)	$68,169	$6,423

Note 5: Inventories, Net

Inventories, net consisted of the following:

	September 28, 2025	December 29, 2024
	(In thousands)
Raw materials	$174,651	$174,502
Work in progress	67,066	65,191
Finished goods	138,200	127,894
Total inventories, net	$379,917	$367,587

Note 6: Debt

The Company’s debt consisted of the following:

	September 28, 2025
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(3,035)	$(3,035)
1.900% Senior Unsecured Notes due in 2028	500,000	(160)	(1,929)	497,911
3.3% Senior Unsecured Notes due in 2029	850,000	(1,224)	(3,390)	845,386
2.55% Senior Unsecured Notes due in March 2031	400,000	(77)	(2,018)	397,905
2.250% Senior Unsecured Notes due in September 2031	500,000	(950)	(2,730)	496,320
3.625% Senior Unsecured Notes due in 2051	400,000	(3)	(3,966)	396,031
Other Debt Facilities, non-current	175	—	—	175
Total Long-Term Debt	$2,650,175	$(2,414)	$(17,068)	$2,630,693
Current Portion of Long-term Debt:
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	584,550	(492)	(404)	583,654
Other Debt Facilities, current	190	—	—	190
Total Current Portion of Long-Term Debt	584,740	(492)	(404)	583,844
Total	$3,234,915	$(2,906)	$(17,472)	$3,214,537

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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Number of common shares—basic	115,411	122,810	117,686	123,198
Effect of dilutive securities:
Stock options	5	56	17	54
Restricted stock awards	47	160	32	84
Number of common shares—diluted	115,463	123,026	117,735	123,336
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,364	949	1,235	2,979
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
The primary financial measure by which the CODM evaluates the performance of the Company’s segments is adjusted operating income. Adjusted operating income consists of operating income plus amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily adjustments to the fair value of acquired inventory that are subsequently recognized), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, primarily including transformation costs, significant litigation matters and restructuring actions. The CODM does not evaluate operating segments using discrete asset information and there are no segment assets reported to the CODM. Accordingly, no segment assets have been reported.
Revenue and operating income, including significant segment expenses, by reportable segment are shown in the table below:

	Three Months Ended
	September 28, 2025			September 29, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$342,822	$356,127	$698,949	$338,800	$345,249	$684,049
Segment cost of revenue	129,976	158,900		117,546	144,653
Segment selling, general and administrative expenses	84,190	84,719		84,944	84,116
Segment research and development expenses	27,608	23,132		25,745	22,632
Segment operating income	$101,048	$89,376	190,424	$110,565	$93,848	204,413
Corporate expenses			(8,008)			(10,915)
Amortization of intangible assets			(84,074)			(89,642)
Purchase accounting adjustments			(348)			(103)
Acquisition and divestiture-related costs			(284)			(4,874)
Transformation costs			(5,103)			—
Significant litigation matters and settlements			(785)			(810)
Restructuring and other, net			(9,926)			82
Interest and other (expense) income, net			(26,211)			2,206
Income from continuing operations before income taxes			$55,685			$100,357

	Nine Months Ended
	September 28, 2025			September 29, 2024
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$1,049,115	$1,034,880	$2,083,995	$1,023,839	$1,001,815	$2,025,654
Segment cost of revenue	384,325	450,130		361,534	421,836
Segment selling, general and administrative expenses	258,271	258,736		255,048	249,996
Segment research and development expenses	84,291	73,201		78,174	67,182
Segment operating income	$322,228	$252,813	575,041	$329,083	$262,801	591,884
Corporate expenses			(30,912)			(33,725)
Amortization of intangible assets			(252,063)			(271,500)
Purchase accounting adjustments			(2,349)			(7,348)
Acquisition and divestiture-related costs			(2,950)			(22,115)
Transformation costs			(6,226)			—
Significant litigation matters and settlements			(12,495)			(7,086)
Significant environmental matters			1,208			—
Restructuring and other, net			(24,368)			(22,119)
Interest and other expense, net			(68,169)			(6,423)
Income from continuing operations before income taxes			$176,717			$221,568
Depreciation expense included in the Company’s reportable segment operating income and corporate expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Life Sciences	$8,456	$8,674	$24,188	$25,068
Diagnostics	8,785	8,839	23,910	24,540
Corporate	744	516	2,100	1,708
Total depreciation expense	$17,985	$18,029	$50,198	$51,316

Note 9: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	September 28, 2025	December 29, 2024
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(178,659)	$(394,938)
Unrecognized prior service costs, net of income taxes	(798)	(798)
Unrealized net losses on marketable securities, net of income taxes	(348)	(369)
Accumulated other comprehensive loss	$(179,805)	$(396,105)
The unrealized foreign exchange losses (gains) on intercompany debt for which repayment is not anticipated in the foreseeable future that was recorded in accumulated other comprehensive income (“AOCI”) were $22.6 million and $2.8 million for the three months ended September 28, 2025 and September 29, 2024, respectively, and $(206.1) million and $1.5 million for the nine months ended September 28, 2025 and September 29, 2024, respectively.

Stock Repurchases:
On October 24, 2024, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program was set to expire on October 23, 2026 unless terminated earlier by the Board and could have been suspended or discontinued at any time. During the three months ended September 28, 2025, the Company repurchased 2,322,206 shares of common stock under the Repurchase Program for an aggregate cost of $204.9 million. During the nine months ended September 28, 2025, the Company repurchased 6,749,067 shares of common stock under the Repurchase Program for an aggregate cost of $647.9 million. As of September 28, 2025, $209.7 million remained available for aggregate repurchases of shares under the Repurchase Program. Subsequent to the third quarter of fiscal year 2025, the Company repurchased 515,232 shares of common stock under the Repurchase Program at an aggregate cost of $47.5 million.
On October 23, 2025, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 22, 2027 unless terminated earlier by the Board and may be suspended or discontinued at any time. Subsequent to October 23, 2025, the Company repurchased 172,642 shares of common stock under the New Repurchase Program at an aggregate cost of $16.5 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended September 28, 2025, the Company repurchased 2,145 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the nine months ended September 28, 2025, the Company repurchased 34,879 shares of common stock for this purpose at an aggregate cost of $3.9 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first three quarters of fiscal year 2025 and in each quarter of fiscal year 2024. At September 28, 2025, the Company had accrued $8.0 million for dividends declared on July 24, 2025 for the third quarter of fiscal year 2025 that will be paid in November 2025. On October 23, 2025, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2025 that will be payable in February 2026. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The changes in the carrying amount of goodwill for the nine months ended September 28, 2025 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 29, 2024	$4,541,467	$1,922,152	$6,463,619
Foreign currency translation	96,267	40,745	137,012
Acquisitions, earn-outs and other	98	(98)	—
Balance at September 28, 2025	$4,637,832	$1,962,799	$6,600,631

Identifiable intangible asset balances by category were as follows:

	September 28, 2025	December 29, 2024
	(In thousands)
Patents	$27,805	$27,808
Less: Accumulated amortization	(26,467)	(26,293)
Net patents	1,338	1,515
Trade names and trademarks	149,468	142,588
Less: Accumulated amortization	(99,392)	(87,824)
Net trade names and trademarks	50,076	54,764
Licenses	27,487	27,164
Less: Accumulated amortization	(19,395)	(17,855)
Net licenses	8,092	9,309
Core technology	1,618,415	1,561,831
Less: Accumulated amortization	(881,299)	(735,532)
Net core technology	737,116	826,299
Customer relationships	2,859,641	2,807,909
Less: Accumulated amortization	(1,230,337)	(1,058,875)
Net customer relationships	1,629,304	1,749,034
Total	$2,425,926	$2,640,921
Total amortization expense related to amortizable intangible assets was $84.1 million and $252.1 million for the three and nine months ended September 28, 2025, respectively, and $89.6 million and $271.5 million for the three and nine months ended September 29, 2024, respectively. Estimated amortization expense related to amortizable intangible assets is $84.6 million for the remainder of fiscal year 2025, $332.1 million for fiscal year 2026, $304.6 million for fiscal year 2027, $278.6 million for fiscal year 2028, and $249.2 million for fiscal year 2029.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $530.4 million, $409.8 million and $445.4 million at September 28, 2025, December 29, 2024 and September 29, 2024, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the nine months ended September 28, 2025 and September 29, 2024.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of September 28, 2025, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(1.2) million and $62.7 million for the three and nine months ended September 28, 2025, and $22.1 million and $4.4 million for the three and nine months ended September 29, 2024, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 12: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, accounts receivable and notes receivable. The Company believes it had no significant concentrations of credit risk as of September 28, 2025.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the nine months ended September 28, 2025.  The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of September 28, 2025 and December 29, 2024 classified in one of the three classifications described above:

		Fair Value Measurements at September 28, 2025 Using:
	Total Carrying Value at September 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$29,412	$29,412	$—	$—
Foreign exchange derivative assets	445	—	445	—
Foreign exchange derivative liabilities	(1,261)	—	(1,261)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(19,156)	—	—	(19,156)

		Fair Value Measurements at December 29, 2024 Using:
	Total Carrying Value at December 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,413	$27,413	$—	$—
Foreign exchange derivative assets	861	—	861	—
Foreign exchange derivative liabilities	(1,048)	—	(1,048)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(21,753)	—	—	(21,753)
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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both September 28, 2025 and December 29, 2024, none of the master netting arrangements involved collateral.
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

The fair value of the contingent consideration asset was initially measured using a lattice model and recognized upon the sale of the Business on March 13, 2023. In accordance with the terms of the sale of the Business, the Company is entitled to receive up to $150.0 million that is contingent on the exit valuation the buyer and its affiliated funds receive on a sale or other capital event related to the Business. Potential valuation adjustments may be made as additional information and market factors that impact the expected exit valuation of the Business becomes available, with the impact of such adjustments being recorded in the Company’s condensed consolidated statements of operations. Adjustments to the fair value since initial recognition were not material.
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
A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Balance at beginning of period	$(21,090)	$(30,540)	$(21,753)	$(40,005)
Amounts paid and foreign currency translation	2,041	(889)	2,538	14,925
Change in fair value (included within selling, general and administrative expenses)	(107)	344	59	(6,005)
Balance at end of period	$(19,156)	$(31,085)	$(19,156)	$(31,085)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,940.3 million and an aggregate carrying value of $3,217.2 million as of September 28, 2025. The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,765.5 million and an aggregate carrying value of $3,151.5 million as of December 29, 2024. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $0.4 million and $0.5 million as of September 28, 2025 and December 29, 2024, respectively. The carrying values approximate fair value and were classified as Level 2.

Note 13: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $11.1 million and $14.2 million as of September 28, 2025 and December 29, 2024, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at September 28, 2025 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
Overview of the Third Quarter of Fiscal Year 2025
Our overall revenue in the third quarter of fiscal year 2025 was $698.9 million which increased by $14.9 million, or 2%, as compared to the third quarter of fiscal year 2024, reflecting an increase of $10.9 million, or 3%, in our Diagnostics segment revenue, and an increase of $4.0 million, or 1%, in our Life Sciences segment revenue. The increase in our Diagnostics segment revenue for the third quarter of fiscal year 2025 was driven primarily by our Reproductive Health business. The increase in our Life Sciences segment revenue for the third quarter of fiscal year 2025 was driven by increased revenue in our Software business.
Our consolidated gross margins decreased 266 basis points in the third quarter of fiscal year 2025, as compared to the third quarter of fiscal year 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, and product mix shift. Our consolidated operating margins decreased 263 basis points in the third quarter of fiscal year 2025, as compared to the third quarter of fiscal year 2024, due to gross margin headwinds as discussed above.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (our “2024 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 28, 2025.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended September 28, 2025 was $698.9 million, as compared to $684.0 million for the three months ended September 29, 2024, an increase of $14.9 million, or approximately 2%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $342.8 million for the three months ended September 28, 2025, as compared to $338.8 million for the three months ended September 29, 2024, an increase of $4.0 million, or 1%, driven by an increase of $8.9 million in Software revenue and a decrease of $4.9 million in Life Sciences Solutions revenue. Diagnostics segment revenue was $356.1 million for the three months ended September 28, 2025, as compared to $345.2 million for the three months ended September 29, 2024, an increase of $10.9 million, or 3%, due to an increase of $9.7 million in Reproductive Health revenue and an increase of $1.2 million in Immunodiagnostics revenue.
Revenue for the nine months ended September 28, 2025 was $2,084.0 million, as compared to $2,025.7 million for the nine months ended September 29, 2024, an increase of $58.3 million, or approximately 3%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $1,049.1 million for the nine months ended September 28, 2025, as compared to $1,023.8 million for the nine months ended September 29, 2024, an increase of $25.3 million, or 2%, driven by an increase of $35.1 million in Software revenue, partially offset by a decrease of $9.8 million in Life Sciences Solutions revenue. Diagnostics segment revenue was $1,034.9 million for the nine months ended September 28, 2025, as compared to $1,001.8 million for the nine months ended September 29, 2024, an increase of $33.1 million, or 3%, due to an increase of $15.6 million in Immunodiagnostics revenue and an increase of $17.4 million in Reproductive Health revenue.
Cost of Revenue
Cost of revenue for the three months ended September 28, 2025 was $324.3 million, as compared to $299.2 million for the three months ended September 29, 2024, an increase of $25.1 million, or 8%. As a percentage of revenue, cost of revenue increased to 46.4% for the three months ended September 28, 2025, from 43.7% for the three months ended September 29, 2024, resulting in a decrease in gross margin of 266 basis points to 53.6% for the three months ended September 28, 2025, from 56.3% for the three months ended September 29, 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, and product mix shift. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.2 million for the three months ended September 29, 2024. Rebranding costs were $0.1 million for the three months ended September 29, 2024. Amortization of intangible assets was $35.3 million for the three months ended September 28, 2025, as compared to $36.4 million for the three months ended September 29, 2024.
Cost of revenue for the nine months ended September 28, 2025 was $941.3 million, as compared to $900.3 million for the nine months ended September 29, 2024, an increase of $41.0 million, or 5%. As a percentage of revenue, cost of revenue increased to 45.2% for the nine months ended September 28, 2025, from 44.4% for the nine months ended September 29, 2024, resulting in a decrease in gross margin of 72 basis points to 54.8% for the nine months ended September 28, 2025, from 55.6% for the nine months ended September 29, 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates and product mix shift partially offset by the completion of product rebranding efforts in 2024. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.6 million for the nine months ended September 29, 2024. Rebranding costs were $6.2 million for the nine months ended September 29, 2024. Amortization of intangible assets was $106.2 million for the nine months ended September 28, 2025, as compared to $109.1 million for the nine months ended September 29, 2024.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 28, 2025 were $241.9 million, as compared to $237.5 million for the three months ended September 29, 2024, an increase of $4.4 million, or 2%. As a percentage of revenue, selling, general and administrative expenses decreased and were 34.6% for the three months ended September 28, 2025, as compared to 34.7% for the three months ended September 29, 2024. Restructuring and other costs, net, increased, and was $9.9 million for the three months ended September 28, 2025, as compared to decreasing expenses by $0.1 million for the three months ended September 29, 2024. Costs related to our transformation initiatives focused on business process modernization, automation and implementation of global systems to support the new Revvity Business Model (“transformation costs”) added an incremental expense of $5.1 million for the three months ended September 28, 2025. Purchase accounting adjustments increased expenses by $0.2 million for the three months ended September 28, 2025, as compared to decreasing expenses by $0.3 million for the three months ended September 29, 2024, which primarily consisted of a change in contingent consideration. The above increases in selling, general and administrative expenses compared to prior year were partially offset by a decrease in amortization of intangible assets, which was $48.7 million for the three months ended September 28, 2025, as compared to $53.2 million for the three months ended September 29, 2024. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, added an incremental expense of $0.3 million for the three months ended September 28, 2025. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $3.9 million for the three months ended September 29, 2024. Significant litigation matters and settlements added an incremental expense of $0.8 million for each of the three months ended September 28, 2025 and September 29, 2024. Excluding the items noted above, selling, general and administrative expenses decreased due to cost controls and productivity gains partially offset by unfavorable changes in foreign exchange rates and investments in digital capabilities and innovation.
Selling, general and administrative expenses for the nine months ended September 28, 2025 were $740.2 million, as compared to $749.7 million for the nine months ended September 29, 2024, a decrease of $9.6 million, or 1%. As a percentage of revenue, selling, general and administrative expenses decreased and were 35.5% for the nine months ended September 28, 2025, as compared to 37.0% for the nine months ended September 29, 2024. Amortization of intangible assets decreased and was $145.9 million for the nine months ended September 28, 2025, as compared to $162.4 million for the nine months ended September 29, 2024. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, added an incremental expense of $3.0 million for the nine months ended September 28, 2025. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, added an incremental expense of $13.2 million for the nine months ended September 29, 2024. Purchase accounting adjustments increased expenses by $1.8 million for the nine months ended September 28, 2025, as compared to $6.1 million for the nine months ended September 29, 2024, which primarily consisted of a change in contingent consideration. Costs for significant environmental matters decreased by $1.2 million for the nine months ended September 28, 2025. The above decreases were partially offset by an increase in restructuring and other costs, net, which was $24.4 million for the nine months ended September 28, 2025, as compared to $22.1 million for the nine months ended September 29, 2024. Significant litigation matters and settlements added an incremental expense of $12.5 million for the nine months ended September 28, 2025, as compared to $7.1 million for the nine months ended September 29, 2024. Transformation costs added an incremental expense of $6.2 million for the nine months ended September 28, 2025. Excluding the items noted above, selling, general and administrative expenses increased due to unfavorable changes in foreign exchange rates and investments in digital capabilities and innovation partially offset by cost control and productivity.
Research and Development Expenses
Research and development expenses for the three months ended September 28, 2025 were $50.8 million, as compared to $49.1 million for the three months ended September 29, 2024, an increase of $1.7 million, or 3%. As a percentage of revenue, research and development expenses increased and were 7.3% for the three months ended September 28, 2025, as compared to 7.2% for the three months ended September 29, 2024. The increase in research and development expenses was primarily driven by unfavorable changes in foreign exchange rates and our investments in new product development. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.7 million for the three months ended September 29, 2024.
Research and development expenses for the nine months ended September 28, 2025 were $157.7 million, as compared to $147.6 million for the nine months ended September 29, 2024, an increase of $10.0 million, or 7%. As a percentage of revenue, research and development expenses increased and were 7.6% for the nine months ended September 28, 2025, as compared to 7.3% for the nine months ended September 29, 2024. The increase in research and development expenses was primarily driven by unfavorable changes in foreign exchange rates and our investments in new product development. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $2.1 million for the nine months ended September 29, 2024.
Interest and Other Expense (Income), Net
Interest and other expense (income), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Interest income	$(6,925)	$(22,764)	$(25,351)	$(63,362)
Interest expense	22,771	24,383	68,672	73,497
Change in fair value of investments	4,602	(7,004)	3,484	(13,975)
Other components of net periodic pension cost	1,729	1,956	10,211	5,778
Foreign exchange losses and other expense, net	4,034	1,223	11,153	4,485
Total interest and other expense (income), net	$26,211	$(2,206)	$68,169	$6,423
The decrease in interest income for the three and nine months ended September 28, 2025 as compared to the three and nine months ended September 29, 2024 was primarily due to a decrease in marketable securities and short-term investments. Interest expense was lower for the three and nine months ended September 28, 2025 as compared to the same period in prior year primarily due to a lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2024.
Provision for Income Taxes
The provision for income taxes from continuing operations was $8.5 million for the three months ended September 28, 2025, as compared to $7.0 million for the three months ended September 29, 2024. The provision for income taxes from continuing operations was $32.6 million for the nine months ended September 28, 2025, as compared to $26.9 million for the nine months ended September 29, 2024.
The effective tax rate from continuing operations was 15.2% and 18.5% for the three and nine months ended September 28, 2025, as compared to 6.9% and 12.1% for the three and nine months ended September 29, 2024. The effective tax rate for the three and nine months ended September 28, 2025 was higher as compared to the three and nine months ended September 29, 2024 primarily due to net favorable impacts of prior year true-ups recorded in fiscal year 2024 in foreign locations of $7.1 million. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key 2017 Tax Cuts & Jobs Act provisions. Notable domestic tax provisions include options related to the accelerated deduction of previously capitalized U.S. Section 174 research and development expenditures and permanent 100% bonus depreciation. Several of the provisions being modified are retroactive to an earlier date in 2025. The OBBBA also makes additional changes to international tax provisions, including substantive changes to existing Global Intangible Low-Taxed Income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions. The enactment of OBBBA is not expected to materially impact our fiscal year 2025 provision for income taxes. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended September 28, 2025 was $342.8 million, as compared to $338.8 million for the three months ended September 29, 2024, an increase of $4.0 million, or 1%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue during the three months ended September 28, 2025 was driven by an increase of $8.9 million in Software revenue, partially offset by a decrease of $4.9 million in Life Sciences Solutions revenue.

Revenue for the nine months ended September 28, 2025 was $1,049.1 million, as compared to $1,023.8 million for the nine months ended September 29, 2024, an increase of $25.3 million, or 2%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue during the nine months ended September 28, 2025 was driven by an increase of $35.1 million in Software revenue, partially offset by a decrease of $9.8 million in Life Sciences Solutions revenue.
Segment operating income for the three months ended September 28, 2025 was $101.0 million, as compared to $110.6 million for the three months ended September 29, 2024, a decrease of $9.5 million, or 9%. Segment operating margin decreased 316 basis points in the three months ended September 28, 2025, as compared to the three months ended September 29, 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, and product mix shift.
Segment operating income for the nine months ended September 28, 2025 was $322.2 million, as compared to $329.1 million for the nine months ended September 29, 2024, a decrease of $6.9 million, or 2%. Segment operating margin decreased 143 basis points in the nine months ended September 28, 2025, as compared to the nine months ended September 29, 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, product mix shift, and investments in new product development and digital capabilities.
Diagnostics
Revenue for the three months ended September 28, 2025 was $356.1 million, as compared to $345.2 million for the three months ended September 29, 2024, an increase of $10.9 million, or 3%, which includes an approximate 2% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the three months ended September 28, 2025 was driven by an increase of $9.7 million in Reproductive Health revenue and an increase of $1.2 million in Immunodiagnostics revenue.
Revenue for the nine months ended September 28, 2025 was $1,034.9 million, as compared to $1,001.8 million for the nine months ended September 29, 2024, an increase of $33.1 million, or 3%. The increase in our Diagnostics segment revenue during the nine months ended September 28, 2025 was driven by an increase of $17.4 million in Reproductive Health revenue and an increase of $15.6 million in Immunodiagnostics revenue.
Segment operating income for the three months ended September 28, 2025 was $89.4 million, as compared to $93.8 million for the three months ended September 29, 2024, a decrease of $4.5 million, or 5%. Segment operating margin decreased 209 basis points in the three months ended September 28, 2025, as compared to the three months ended September 29, 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, product mix shift, and investments in new product development and digital capabilities.
Segment operating income for the nine months ended September 28, 2025 was $252.8 million, as compared to $262.8 million for the nine months ended September 29, 2024, a decrease of $10.0 million, or 4%. Segment operating margin decreased 180 basis points in the nine months ended September 28, 2025, as compared to the nine months ended September 29, 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, product mix shift, and investments in new product development and digital capabilities.

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
During the three months ended September 28, 2025 and September 29, 2024, we recorded a (loss) gain on sale of $(0.3) million and $0.4 million, respectively, and a provision for (benefit from) income taxes of $0.2 million and $(0.6) million, respectively, related to the sale of the Business. During the nine months ended September 28, 2025 and September 29, 2024, we recorded a loss on sale of $(0.6) million and $(25.1) million, respectively, and a provision for (benefit from) income taxes of $0.7 million and $(6.1) million, respectively, related to the sale of the Business.
In connection with the sale of the Business, we have received proceeds in installments that commenced upon our ceasing the use of the former brand and related trademarks and transferring them to the purchaser of the Business (“the Brand Fee”). During the third quarter of fiscal year 2025, we received the final installment of the Brand Fee from the purchaser of the Business.

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
At September 28, 2025, we had cash and cash equivalents of $931.4 million, of which $540.0 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.
On October 24, 2024, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). As of September 28, 2025, $209.7 million remained available for aggregate repurchases of shares under the Repurchase Program. Subsequent to the third quarter of fiscal year 2025, we repurchased 515,232 shares of common stock under the Repurchase Program at an aggregate cost of $47.5 million. On October 23, 2025, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 22, 2027 unless terminated earlier by our Board and may be suspended or discontinued at any time. Subsequent to October 23, 2025, we repurchased 172,642 shares of common stock under the New Repurchase Program at an aggregate cost of $16.5 million. If we continue to repurchase shares, the New Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of September 28, 2025, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $77.9 million. As of September 28, 2025, we have recorded contingent consideration obligations of $19.2 million, of which $5.0 million was recorded in accrued expenses and other current liabilities, and $14.2 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 6.2 years from September 28, 2025, and the remaining weighted average expected earnout period at September 28, 2025 was 3.8 years.
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
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $407.0 million for the nine months ended September 28, 2025, as compared to $489.5 million for the nine months ended September 29, 2024, a decrease of $82.5 million, primarily due to timing of collections during the nine months ended September 28, 2025 as compared to the nine months ended September 29, 2024. The cash provided by operating activities for the nine months ended September 28, 2025 was principally a result of income from continuing operations of $144.1 million, adjustments for non-cash charges aggregating to $360.8 million, including depreciation and amortization of $302.3 million, and a net cash decrease in working capital of $97.9 million. The cash provided by operating activities for the nine months ended September 29, 2024 was principally a result of income from continuing operations of $194.7 million, and adjustments for non-cash charges aggregating to $373.7 million, including depreciation and amortization of $322.8 million, and a net cash decrease in working capital of $78.9 million.

Investing Activities. Net cash used in investing activities of our continuing operations was $53.2 million for the nine months ended September 28, 2025, as compared to net cash provided of $646.0 million for the nine months ended September 29, 2024, an increase of $699.1 million in net cash used in investing activities. During the nine months ended September 28, 2025, net cash used for capital expenditures was $53.4 million, as compared to $62.2 million for the nine months ended September 29, 2024. The cash used in investing activities during the nine months ended September 28, 2025 was partially offset by $0.2 million proceeds from disposition of businesses and assets. During the nine months ended September 29, 2024, proceeds from maturity of U.S. treasury securities were $710.0 million and proceeds from investments and notes receivables were $2.5 million, which were partially offset by purchases of investments and notes receivables totaling $4.3 million.
Financing Activities. Net cash used in financing activities was $681.2 million for the nine months ended September 28, 2025, as compared to $935.2 million for the nine months ended September 29, 2024, a decrease of $254.0 million. During the nine months ended September 28, 2025, we repurchased shares of our common stock for a total cost of $652.5 million, as compared to $184.4 million in the prior year period. We paid $24.8 million in dividends for the nine months ended September 28, 2025, as compared to $25.9 million for the nine months ended September 29, 2024. During the nine months ended September 28, 2025, we made net payments of $2.6 million on debts, as compared to $722.3 million during the nine months ended September 29, 2024. We paid $3.8 million for acquisition-related contingent consideration during the nine months ended September 28, 2025, as compared to $8.8 million in the prior year period. The cash used in financing activities during the nine months ended September 28, 2025 was partially offset by proceeds from the issuance of common stock under our stock plans of $2.6 million during the nine months ended September 28, 2025, as compared to $6.2 million for the nine months ended September 29, 2024.

Borrowing Arrangements
Our outstanding €500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”) will mature in July 2026. We expect to repay the 2026 Notes with our existing cash on hand or drawings from our senior unsecured revolving credit facility, or a combination thereof.
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

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first three quarters of fiscal year 2025 and in each quarter of fiscal year 2024. At September 28, 2025, we had accrued $8.0 million for dividends declared on July 24, 2025 for the third quarter of fiscal year 2025 that will be paid in November 2025. On October 23, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2025 that will be payable in February 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2024 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended December 29, 2024. We have not adopted any new accounting pronouncements during the nine months ended September 28, 2025.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt. Our cash and cash equivalents, for which we receive interest at variable rates, were $931.4 million at September 28, 2025. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at September 28, 2025.
Interest Rate Risk—Sensitivity. Our 2024 Form 10-K presents sensitivity measures for our interest rate risk. The measures for our sensitivity analysis have not changed materially. More information is available in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Form 10-K for our sensitivity disclosure.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 28, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended September 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at September 28, 2025 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
As of September 28, 2025, our total assets included $9.0 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
Our next annual goodwill impairment measurement date is November 3, 2025. While there has been no triggering event requiring an interim impairment assessment through September 28, 2025, adverse changes in our business, adverse changes in the key valuation assumptions used to determine the fair value of our reporting units, or the failure to grow our Life Sciences and Diagnostics segments, could result in an impairment of our intangible assets, which could adversely affect our results of operations.
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
We cannot yet predict the ultimate effect of the recently imposed and threatened U.S. tariffs on imports, or the extent to which other countries will impose further quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. We anticipate that recently enacted tariffs may increase our cost of revenue for the current fiscal year. While we may experience a decline in operating income, the mitigating actions that we have taken and plan to take are aimed at minimizing the financial exposure of increased tariffs.
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
On July 24, 2025, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2025 that will be paid in November 2025. On October 23, 2025, we announced that our Board had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2025 that will be payable in February 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30, 2025 — July 27, 2025	200,147	$99.99	200,000	$394,546,862
July 28, 2025 — August 24, 2025	919,504	88.80	919,151	312,925,620
August 25, 2025 — September 28, 2025	1,204,700	85.77	1,203,055	209,730,634
Activity for quarter ended September 28, 2025	2,324,351	$88.20	2,322,206	$209,730,634
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended September 28, 2025, we repurchased 2,145 shares of common stock for this purpose at an aggregate cost of $0.2 million.

(2)On October 24, 2024, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). Subsequent to the third quarter of fiscal year 2025, we repurchased 515,232 shares of common stock under the Repurchase Program at an aggregate cost of $47.5 million. On October 23, 2025, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 22, 2027 unless terminated earlier by our Board and may be suspended or discontinued at any time. Subsequent to October 23, 2025, we repurchased 172,642 shares of common stock under the New Repurchase Program at an aggregate cost of $16.5 million.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 28, 2025, none of our directors or officers adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended September 28, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2025 and September 29, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2025 and September 29, 2024, (iv) Condensed Consolidated Balance Sheets at September 28, 2025 and December 29, 2024, (v) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 28, 2025 and September 29, 2024, (vi) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2025 and September 29, 2024, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

November 4, 2025	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

November 4, 2025	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Chief Accounting Officer (Principal Accounting Officer)