Form 10-K
period 2025-12-28
REVVITY, INC.
filed 2026-02-24
CIK 31791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the common stock, $1 par value per share, held by non-affiliates of the registrant on June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,298,522,046 based upon the last reported sale of $97.82 per share of common stock on June 27, 2025.
As of February 20, 2026, there were outstanding 111,799,374 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revvity, Inc.’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2026 are incorporated by reference into Part III of this Form 10-K.

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
Our headquarters are in Waltham, Massachusetts, and we market our products and services in more than 160 countries. As of December 28, 2025, we employed approximately 11,000 employees. Our common stock is listed on the New York Stock Exchange under the symbol “RVTY” and we are a component of the S&P 500 Index.
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
•Advancing the use of Artificial Intelligence (“AI”) to further strengthen our differentiated offerings and to drive internal operating efficiencies;
•Engraining focused operational excellence to improve organizational efficiency and agility; and
•Taking a disciplined approach to capital allocation to support organic investments, pursue mergers and acquisitions and opportunistic share repurchase programs to drive shareholder value.

Business Segments and Products
We report our business in two segments: Life Sciences and Diagnostics.

Life Sciences Segment
Our comprehensive portfolio of technologies helps life sciences researchers better understand diseases and develop treatments. We provide a broad suite of products, solutions, software and services that facilitate optimized workflows, increase productivity, and accelerate every stage of the drug discovery and development pipeline. Our offerings span the areas of cell, gene, and protein research, enabling scientists to work smarter, make research breakthroughs, and transform those breakthroughs into real-world outcomes. We partner with global pharmaceutical, biotech and contract research organizations, as well as academic and government institutions, to enable them to discover and develop better treatments and therapeutics to fight disease faster and more efficiently.

Principal Products:
Our principal products and services for Life Sciences applications include the following:

•Reagents
◦Radiometric detection solutions, including over 750 radiochemicals for use with our liquid and plate-based analyzers, and utilized in research, environmental and drug discovery applications.
◦Reagents and solutions for microscopy and imaging applications. These include PhenoVue® cellular imaging reagents and cell painting kits, PhenoPlate™ (formerly CellCarrier Ultra™) cellular imaging microplates and GrowDex™ hydrogels, fluorophore-conjugated and enzyme-conjugated antibodies, as well as buffers and solutions, such as our Ce3D™ collection of buffers for 3D tissue imaging.
◦A wide range of homogeneous biochemical and cell-based reagents using HTRF®, LANCE® Ultra™, DELFIA®, AlphaLISA®, AlphaLISA® SureFire® Ultra™, AlphaScreen®, and AlphaPlex® luminescence assay technologies that can be paired with our microplates, which cover a variety of applications.
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
◦BioLegend® LEGENDplex™ bead-based reagents, which, in contrast to single analyte assays such as enzyme-linked immunosorbent assays (“ELISAs”), can quantitate up to 14 targets from one small sample volume and be read on common flow cytometers, and include both desktop and cloud-based analysis software.
◦BioLegend® best-in-class antibodies, recombinant proteins, and related reagents, which are used across multiple applications and research areas, including flow cytometry, microscopy, proteogenomics, tissue, cell and protein analysis, cancer research, immunology, cell and gene therapy, stem cell therapy and neuroscience.
◦Fluorophore-conjugated antibodies that are used in flow cytometers to characterize protein expression on the surface and in internal compartments of cells. The large collection of dyes and antibodies allows for an increasing number of conjugate options, facilitating the use of bigger and better flow cytometry panels using conventional and spectral flow cytometers. Notable products are offered under the Brilliant Violet™, StarBright™ UV, and the Spark and Fire™ dye brands, among others.
◦BioLegend® TotalSeq™ reagents are oligonucleotide-barcoded antibodies that enable high-parameter protein detection to be combined with traditional RNA or DNA sequencing experiments. TotalSeq™ reagents offer individual antibodies as well as hashtags for sample pooling and large cocktails for the analysis of hundreds of protein markers. Data can be analyzed with their complimentary and comprehensive cloud-based Multiomics Analysis Software.
◦Cell culture and biofunctional assay reagents, including bioactive recombinant proteins, antibodies, as well as other specialized cell culture media such as Cell-Vive™ T-NK Xeno-Free Serum Substitute (compliant with Good Manufacturing Practice requirements (“GMP”)), and other GMP-produced reagents. These products serve several markets, notably cell and gene therapy applications.
◦BioLegend® MojoSort™ magnetic bead-based reagents for cell isolation with handheld magnets, as well as MojoSort on Columns™, which uses multistands, columns, and separators for cell sorting. Buffers, magnets, and kits are offered for positive and negative selection.
◦BioLegend® catalog of more than 35,000 SKUs, incorporating a large collection of antibody conjugates and modifications, as well as recombinant proteins, immunoassays, and other supportive reagents and solutions for cell and molecular analysis.
◦Flex-T™ reagents that utilize peptide-loaded major histocompatibility molecules assembled into tetramers for the identification of antigen-specific T cells. Our Flex-T reagents can be used to screen the efficacy of antigen peptides for vaccine and drug trials, as well as characterize the dominance of cancer-specific self-peptides.
◦Antibodies and solutions for Western blotting, as well as supporting buffers and substrates, provide a convenient set of tools to characterize protein size and relative expression levels in cell or tissue lysates.

◦Mimix™ reference standards, which are cell line-derived to mimic patient samples and suitable for next generation sequencing, droplet-digital and real-time PCR as well as Sanger sequencing. The controls are agnostic for seamless integration into quality control workflows.
◦IVISbrite® bioluminescent and IVISense® fluorescent imaging agents and imaging reagents for use on our in vivo optical imaging platforms for preclinical research applications.
◦OptiScint™ NPE-free scintillation cocktails and quench standards, providing a more environmentally friendly alternative without compromising performance.
◦Expansion of our Western blotting reagents with the addition of the Western Lightning™ One range reagents, which have a pre-mixed one component chemiluminescent HRP substrate for more consistent results.
◦Additional Spark and Fire™ dye-conjugated antibodies, enabling higher-parameter flow cytometry. Notable products are the Spark PLUS UV395™ and Spark PLUS B550™ conjugates.
◦For the TotalSeq™ reagent portfolio, more large panels of pre-titrated oligo-conjugated antibodies released in universal panels for the analysis of human and mouse samples. New options were created for intracellular target staining and protein-only analysis.
◦New fluorescent stains, reagents and secondary antibodies in our PhenoVue® cellular imaging reagents portfolio for the detection and analysis of cellular components.
◦GoInVivo™ antibodies, as well as Ultra-LEAF™ and LEAF™ functional antibodies, which provide an affordable solution for researchers performing in vivo and ex vivo studies.
◦The PG-Seq™ Rapid kit v2 analyzes picogram quantities of DNA from an embryo biopsy for preimplantation genetic research with enhanced whole genome coverage and accuracy.
◦The DOPlify® WGA v2 kit performs fast whole genome amplification on single cells or limited template DNA samples, allowing cell chromosome copy number status to be determined.
◦NEXTFLEX® library prep kits simplify library prep with optimized protocols and reagents, making the library preparation process more efficient and reliable.
•Instruments
◦The Tri-Carb®, Quantulus® GCT, and plate-based MicroBeta2® families of liquid scintillation analyzers (LSAs), and Wizard2® Gamma counters, used for beta, gamma and luminescence counting in microplate and vial formats for research, environmental and drug discovery applications.
◦The Opera Phenix® Plus high-content screening system for sensitive and high-speed phenotypic drug screening of complex cellular models.
◦The Operetta® CLS™ high-content analysis system, which enables scientists to reveal fine sub-cellular details from everyday assays as well as more complex studies, for example using live cells, 3D and stem cells.
◦The VICTOR Nivo® multimode plate reader benchtop system designed for assay development and academic labs, including those using HTRF® and AlphaLISA® assay technologies, updated with new software for streamlined data analysis.
◦The EnVision® multimode plate reader designed for high-throughput screening laboratories, including those using HTRF®, AlphaScreen® and AlphaLISA® assay technologies.
◦In vivo optical imaging platforms for preclinical research, comprised of the IVIS® Spectrum™ system series for 2D and 3D optical imaging and optionally integrated low-dose CT imaging and the IVIS® Lumina™ system series for benchtop 2D imaging.
◦The Quantum™ GX3 system, which enables low-dose in vivo CT imaging of multiple species and areas of anatomical interest across multiple disease areas by way of high-resolution, tomographic imaging.
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
◦The high-throughput, microwell Celigo® image cytometry system, the Cellaca® MX high-throughput cell counter, and the Cellometer® automated cell counters, complemented by consumables and reagents, including reagents and kits for cell counting assays and cell viability, microplates, slides, and counting beads.
◦The Cellaca® PLX™ image cytometry system combines best-in-class image cytometer hardware, software, validated consumables and optimized reagent kits with validated antibodies from our BioLegend business, and trackable data reporting to enable the simultaneous detection of multiple markers and to streamline cell and gene therapy workflows.
◦The Cellometer® Ascend™ automated cell counter accelerates lab workflow by reducing human error, all while providing a consistent, standardized cell count. Incorporated with its user-friendly Matrix™ software, this product performs an automated and sophisticated image analysis workflow that delivers reliable results in seconds.

◦The BioLegend® Mini ELISA Plate Reader™ streamlines ELISA workflows by providing a fast, compact instrument designed to take up minimal space in a lab. A single USB cord enables plug-and-play functionality, and 96 detection units scan all 96 wells simultaneously. Intuitive operation makes it easy to rapidly read a plate and obtain data.
◦The Omni Bead Ruptor® Elite Bead Mill homogenizer enables grinding, lysing, and homogenization of biological samples prior to molecular analyte extraction, delivering repeatable sample disassociation.
◦Automated liquid handling platforms (Fontus®, JANUS®, Sciclone®, Zephyr® and FlexDrop™) offering a choice of robotic solutions in genomics, biotherapeutics, high throughput screening and high content analysis to assist life science research from bench to clinic.
◦The JANUS® BioTx™ and PreNAT II™ workstations for automated small-scale purification, offering column, tip and plate-based chromatography on a single platform.
◦The LabChip® GXII Touch™ protein characterization system provides a means of characterizing multiple protein product attributes for research labs through QC.
◦The LabChip® Plasmid DNA assay, which enables purity and sizing analysis of the three primary isoforms of pDNA during the manufacturing of proteins, viral vectors, and messenger RNA.
◦The explorer™ automated workstation allows integration of multiple laboratory instrumentation using a centralized robotic interface, allowing high throughput and turnkey-application focused solutions.
◦The plate::handler™ FLEX automated plate loading solution for our high-content imagers, cell counters and image cytometers.
◦The Fontus® liquid handler is available in multiple versions to automate both NGS and life science workflows.
◦The Zephyr® G3 SPE workstation is a liquid handler that automates the critical steps required in high-throughput Solid Phase Extraction (SPE).
•Software
◦Harmony 5.3™ high-content imaging and analysis software supports end-to-end workflows from acquisition through quantitative analysis and results interpretation. It improves image data handling and search functionality while enabling 2D and 3D cellular phenotyping, live-cell analysis, and standardized assays on our Opera Phenix™ Plus and Operetta CLS™ systems.
◦The Signals Image Artist™ next-generation image analysis and management platform for drug discovery research helps scientists process and analyze high-content screening (HCS) and cellular imaging data in a matter of hours rather than days or weeks, enabling faster and more informed decisions. The latest version provides improved 3D cell segmentation and analysis, an AWS S3 cloud deployment option and enhanced cloud security, and compatibility with a broader range of systems, including our Celigo® image cytometer.
◦The Signals Research™ platform equips pharmaceutical scientists with the essential tools to gather, search, mine, analyze and visualize critical data, yielding actionable insights in an automated, predictive, and scalable manner. Within life science research and development and clinical research applications, our software accelerates innovation, development, collaboration and research, ultimately leading to accelerated life-enhancing medical breakthroughs, promoting our vision of a healthier humankind. It also empowers scientists and formulators in specialty chemical and food sciences to analyze food, and additives, and create high-performing materials that align with sustainability initiatives, promoting energy efficiency, lower toxicity and a circular economy.
◦The Signals NotebookTM software is a secure cloud-native electronic lab notebook (ELN) for chemistry, biology, research, and formulations. From increased collaboration to securely accessible data, the Signals NotebookTM offering accelerates research and development workflows, increases collaboration, integrates with Microsoft Office and more.
◦Since 1985, Signals ChemDraw® software provides solutions with powerful capabilities to help quickly turn ideas and drawings into publications. Signals ChemDraw® software automates chemical drawings and transforms them into chemical knowledge by facilitating the management, reporting and presenting of chemistry research.
◦The Signals Clinical offering provides a single unified platform to support data access, preparation and analytics, from source to visualization to action. With unrivaled workflow flexibility to support dynamic collaboration, the Signals Clinical’s SaaS solution helps accelerate the delivery of urgently needed therapeutics to patients.
◦Signals DLX™ software powered by Scitara®, which establishes seamless, bidirectional connectivity across instruments, LIMS, ELNs and other critical lab systems that previously existed in isolation.
◦Software solutions for BioLegend® LEGENDplex™ assays, multiomics analysis with TotalSeq™ reagents, and CytoScribe™ software for flow cytometry data analysis that are now part of BioLegend® data integration offerings.

•Technology and Licensing
◦The Pin-point® base editing platform, a CRISPR-Cas9-based technology that allows researchers to make precision base changes in genomic DNA. Editing with such precision can be used to silence disease-causing genes, correct disease-associated mutations, and optimize cell therapies.
◦The CHOSOURCE® expression platform, a robust CHO expression system for the development and manufacturing of biotherapeutics with a track record of over 100 regulatory filings in multiple countries.
◦Gene Delivery services and technologies to design and manufacture viral vectors for cell and gene therapy research and preclinical development. This includes the LentiBOOST® transduction enhancer technology for improved lentiviral transduction efficiency, helping to reduce the cost of goods for cell therapies.
◦Preclinical services for oncology, leveraging capabilities such as cell panel screening, cell line engineering, functional genomic screening, and immune cell screening, for a range of applications to help accelerate the drug development process.

New Products:
New products introduced or acquired for Life Sciences applications in fiscal year 2025, including from our recent acquisition, include the following:

•Reagents
◦pHSense™ reagents, a powerful technology designed to advance internalization studies in drug discovery. pHSense reagents are designed for high-throughput, plate-based workflows and intended for researchers studying G protein-coupled receptors (GPCRs) or antibody-drug conjugates (ADCs). They offer a scalable, accurate, and easy-to-implement solution for monitoring antibody, ADC, or receptor internalization.
◦BioLegend® StarBright™ UltraViolet 575, 740, and 795 dyes to expand flow cytometry panel building options for the ultraviolet laser. New Spark PLUS dyes were released that offer improved brightness and performance, including Spark PLUS V475, B488, and B574. The Human General Phenotyping (26c) Optimized Panel was also released, providing researchers with pre-selected and optimized choices for antibody/fluorophore combinations.
◦BioLegend® TotalSeq™ cocktails improve ease of use, including Essential Cocktails which examine 100 of the most commonly cited proteins in phenotyping immune cells and Universal V2.0 cocktails, which offer 50 plus new antibody targets over the V1.0 format.
◦The BioLegend® MojoSort™ on Columns™ cell separation system utilizes columns, multistands, and separators, in conjunction with MojoSort magnetic bead-based kits, for positive and negative selection of immune cells from mixed samples or populations.
◦BioLegend® LEGENDplex™ panels for cytokine detection, including Human Inflammation Panel 3, Mouse CD8/NK Panel, Mouse Immune Checkpoint Panel 1, and Mouse Inflammation Panel 2.
◦BioLegend® chemical probes designed for use in flow cytometry and/or microscopy assays, including ATP Red for cell health and metabolism studies; Swift-Click™ Green EdU kits for cell cycle analysis; and LysoFix-GBA™ (Lysosomal GCase) probes for monitoring of GBA1 activity.
◦The BioLegend® Human GPI-APD cocktail for WBC with Control Cells uniquely combines a ready-to-use cocktail to identify rare glycosylphosphatidylinositol (GPI)-deficient cell populations with a patented positive control, offering an important tool for paroxysmal nocturnal hemoglobinuria research.
◦BioLegend® FluoroSpot MAX™ kits combine the principles of ELISpot with fluorescence-based multiplexing, enabling simultaneous detection of two key cytokines at the single-cell level. Researchers can quantify polyfunctional immune responses with clarity, making it suitable for studies in infectious disease, vaccine development, and autoimmunity.
◦BioLegend® Cell-Vive™ GMP CD3/CD28 Human T Cell Activation Beads and Cell-Vive™ GMP NKp46/CD2 NK Cell activation beads, designed to activate T cells and Natural Killer cells respectively without the need for antigen presenting cells.
◦Mimix™ Geni™ reference standards are highly characterized somatic cancer controls developed in collaboration with the Medical Device Innovation Consortium (MDIC) and the National Institute of Standards and Technology (NIST) as part of the Somatic Reference Samples (SRS) Initiative to help clinical diagnostic labs improve the accuracy of cancer diagnostic assays and medical device manufacturers verify their tests and platforms.

•Instruments
◦The AssayMate™ workstation, a benchtop-sized, automated liquid handler designed to optimize a wide range of laboratory applications, integrating technologies such as collision detection, error handling, and real-time run visualization.
◦The VivoJect™ image-guided injection system, designed to work with the Vega™ automated preclinical ultrasound system, and is an innovative, compact injection system that enables researchers to rapidly administer targeted delivery of cells and drug therapies into mice.
◦The EnVision Nexus® multimode plate reader for high-throughput screening with advanced detection technologies for Alpha™, TRF, and Luminescence assays.
◦The VICTOR Kira™ multimode plate reader with advanced monochromator technology for absorbance, fluorescence, and luminescence measurements across multiple wavelengths.
◦The LH 96 automated homogenizer workstation combines intuitive software with on-deck weighing, sample dilution, homogenization, and reformatting.

•Software
◦Phenologic.AI™ software, a module in our Harmony™ high-content imaging and analysis software and in our Signals Image Artist™ image analysis and data management platform, uses a pre-trained deep-learning image-analysis model to enable analysis of brightfield images and provides an additional channel for multiplexing and easier analysis of live cell assays. Its Nuclei AI building block enables reliable nucleus detection without staining, eliminating manual tuning and accelerating image analysis with greater precision.
◦The Living Image™ Synergy AI in vivo imaging software platform enables acquisition, visualization, and quantitative analysis across optical, microCT, ultrasound, and multimodal workflows. It supports longitudinal studies and standardized reporting to evaluate disease progression and therapeutic response.
◦BioLegend® CytoScribe™ cloud-based software allows researchers to access and analyze data with advanced tools for data visualization, centralized data storage, and seamless collaboration with colleagues.
◦Katalyst D2D® software provides integrated experiment design, planning, execution, and analysis capabilities supporting high-throughput synthesis, process optimization, and preformulation studies. The platform enables scientists to manage data across the complete design-make-test-analyze cycle and leverage structured data to support AI-driven decision-making.
◦Luminata® enterprise decision-support software that consolidates analytical and chemical data for pharmaceutical and chemical product development. The software constructs process maps for visualization of impurities at each route stage, stores experimental context and expert interpretations, and enables rapid assessment of impurity control effectiveness.
◦Spectrus® software delivers vendor neutral comprehensive processing, analysis, and management of analytical data across multiple techniques including nuclear magnetic resonance, mass spectrometry, chromatography, and optical spectroscopy. The platform provides spectral prediction, no code-automation, and unified data management capabilities that support efficient analytical workflows.
◦AutoChrom® software enables chromatographic separation development using quality by design principles through a workflow-based structure that streamlines project management from initiation through completion. The platform automatically designs screening and optimization experiments, models separations, and maintains a project database to enable organizational learning and method reuse.
◦The Percepta® platform provides prediction and management capabilities for physicochemical, absorption-distribution-metabolism-excretion-toxicity, and other molecular property data. The platform enables users to predict molecular properties from chemical structure, train predictive models, and integrate custom in-house models for consistent enterprise-wide predictions.

•Technology and Licensing
◦The Pin-point® base editing platform was expanded to include AI-enhanced adenine deaminase editors in collaboration with Profluent, providing a toolkit for therapeutic applications where control, safety, and reproducibility are paramount.
◦The HostDetect™ PCR DNA quant kits detect host cell contamination throughout bioprocessing workflows.

Brand Names:
Our Life Sciences segment offers additional products under various brand names:
Accell™, AlphaLISA®, AlphaPlex™, AlphaScreen®, Alpha™ SureFire®, AssayMate™, BIOCHIPs™, BioLegend®, Bioo Scientific®, BioQule™, Brilliant Violet™, Ce3D™, CellCarrier®, Cellaca™, Celigo™, Cellometer™, cell::explorer™, Cell-Vive™, Chalice™, ChemDraw®, CHOSOURCE®, DELFIA®, Dharmacon™, DharmaFECT®, DOPlify®, Edit-R™, ELISA MAX™, EnVision®, EnVision Nexus®, explorer™, Flex-T™, FolateRSense™, Fontus®, GoInVivo™, HostDetect®, HTRF®, ImmuSignature ™, IVIS®, IVISbrite®, IVISense®, JANUS®, LabChip®, LANCE®, LANCE ® Ultra ™, LEAF™, LEGEND MAX™, LEGENDplex™, LentiBOOST®, Lincode™, Living Image®, Lumina™, MicroBeta2®, Mimix™, Mini ELISA Plate Reader™, miRIDIAN™, MojoSort™, NEXTFLEX®, NextPrep™, Omni Bead Ruptor®, Omni Bead Ruptor® Elite™, Omni Tip™, OncoSpan™, ON-TARGETplus®, Opera Phenix® Plus, Operetta_CLS™, OptiScint™, PhenoPlate™, PG-Seq™, PG-Find™, PhenoVue®, Pin-point®, Protein Clear™, ProteinEXact™, QuantiVac™, Quantulus® GCT, Quantum™, RAPID MAX™, RediJect™, RNAiONE™, Sciclone®, Signals™, Signals Image Artist™, SMARTpool®, SMARTvector™, Spark PLUS™, Spectrum™, TotalSeq™, Tri-Carb®, Ultra-LEAF™, VariSpec™, Vega®, VesselVue®, ViaStain™, VICTOR Nivo®, Western Lightning™, Wizard2®, and Zephyr®.

Diagnostics Segment
We offer instruments, reagents, assay platforms and software to hospitals, medical labs, clinicians and medical research professionals to help improve the health of families. Our Diagnostics segment is especially focused on reproductive health, immunodiagnostics and emerging market diagnostics.
We provide early detection for common and rare conditions from pregnancy to early childhood, and infectious disease testing for the diagnostics market. Our screening products are designed to provide early and accurate insights into the health of expectant mothers during pregnancy and into the health of their babies. Diagnostic labs use our instruments, reagents and software for testing and screening genetic abnormalities and certain disorders and diseases, including Down syndrome, hypothyroidism, muscular dystrophy, infertility and various metabolic conditions. We also develop technologies that enable and support genomic workflows using PCR and next-generation DNA sequencing for applications in oncology, immunodiagnostics and drug discovery.
Principal Products:
Our principal products and services for Diagnostics applications include the following:
•Reproductive Health
◦The DELFIA® Xpress screening platform is a complete solution for prenatal and maternal health screening including a fast continuous loading system. It is supported by kits for first, second and third trimester analyses for prenatal screening and clinically validated LifeCycle™ software.
◦The DELFIA® Xpress sFlt-1 kit enables short term prediction of pre-eclampsia and aids in diagnosis in the second and third trimesters of pregnancy together with the previously launched DELFIA™ Xpress PlGF 1-2-3™ assay.
◦The NeoBase™ non-derivatized MS/MS AAAC kits are used to support detection of metabolic disorders in newborns through tandem mass spectrometry. The kits analyze newborn dry blood spot samples for measurement of amino acids and other metabolic analytes for specific diseases.
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
◦The QSight® 210MD and 225MD UHPLC MS/MS instruments used for newborn screening.
◦The Vanadis® NIPT offering, a non-PCR non-sequencing fully automated cfDNA technology for use in any laboratory for screening common trisomies in the pregnant population.
◦The EONIS® assay, a CE marked and United States Food and Drug Administration (“FDA”) authorized system utilizing real-time PCR technology, which allows for simultaneous screening of SMA, SCID and XLA in newborns from a single DBS punch.
◦The EONIS® Q novel “dry-chemistry” qPCR newborn screening workflow for SCID, SMA, and XALD screening.

◦The DELFIA™ Trio automated plate dispenser, washer and disk remover for the manual newborn screening and prenatal workflows.
◦The EVOYA® cloud-based, newborn screening, informatics and data management software.
◦The NEXTFLEX® Neo NGS RUO Panel 1 kit, which is part of a new end-to-end workflow solution for newborn sequencing research.
◦The Revvity Genomics LIMS cloud-based, genomic platform solution is primed for secure data management and LIS integration.
◦The Revvity Genomics Analyze™ genomics primary and secondary analysis software for variant calling.
◦The Revvity Genomics Interpret™ tertiary and reporting software for genomic testing.
◦The Revvity Transcribe AI™ innovative OCR service designed to convert handwritten text on test request forms into a digitized format.
◦ViaCord® umbilical cord blood banking services for the banking of stem cells harvested from umbilical cord blood and cord tissue, for potential therapeutic application in transplant and regenerative medicine.
◦CD34+ hematopoietic stem cells from human umbilical cord blood (for research use only and not for use in diagnostic procedures).
◦Revvity Omics global laboratory network offers multi-OMIC clinical grade services for testing over an individual’s lifetime (prenatal to adults) in cytogenetics, biochemical genetics, molecular genetics and immunodiagnostics. The laboratory network includes testing laboratories in the United States, India, China and the United Kingdom.
◦Revvity Omics® labs utilize next-generation sequencing to provide testing solutions including but not limited to whole genome sequencing, whole exome sequencing, curated and customized gene panels.
◦Revvity Omics® whole genome sequencing test provides dual genome analysis (nuclear and mitochondrial) detecting single nucleotide variants, chromosomal and intragenic copy number events, short tandem repeats analysis for >30genes and SMN1 copy number characterization. This test also provides additional findings like pharmacogenomic analysis and carrier status among others.
◦Ultrarapid™ whole genome sequencing test, a variant of the whole genome sequencing (WGS) analysis, which bundles the StepOne™ biochemical profile, cCMV analysis and metagenomic analysis with the standard WGS analysis to help babies in the NICU with a result as fast as five days.
◦Using WGS as a backbone, Revvity Omics provides two unique products, the CNGnome® NGS array and WholePanel™ test. Utilizing the uniform coverage across genome, the CNGnome NGS array is used to detect copy number events over 25kb in size, making this as a new gold standard in CNV detection. The WholePanel™ test provides enhanced coverage including the intronic regions for the expertly curated WholeCancer™, WholeAtaxia™, WholeCardiology™ and WholeMuscularDystrophy™ gene panels.
•Immunodiagnostics
◦The chemagic® Prime™ instrument is a fully automated, LIMS-compatible solution for primary sample transfer, DNA and RNA isolation, to normalization and the setup of PCR and Next Generation Sequencing (“NGS”) applications.
◦The chemagic® 360 instrument is a flexible solution for automated nucleic acid isolation from 0.5-18 ml sample volumes of diverse sample materials. The chemagic 360-D instrument (IVDR) and chemagic Prime™ Jr-D instrument (IVDR), together with the chemagic® IVD kits, are the optimal choice for automated IVDR compliant nucleic acid isolation for clinical diagnostics.
◦The Oxford Immunotec T-SPOT® Technology platform, a modified ELISPOT used to detect a T cell immune response to infection.
◦The Oxford Immunotec T-SPOT.TB test, an in vitro diagnostic test for the detection of effector T cells that respond to stimulation by mycobacterium tuberculosis antigens by capturing interferon gamma in the vicinity of T cells in human whole blood. It is intended for use as an aid in the diagnosis of tuberculosis infection.
◦Auto-Pure™ 2400 automated liquid handling platform designed to provide efficient workflows in the lab for T-SPOT.TB testing.
◦An expanded portfolio of molecular-based infectious disease screening technologies for blood bank and clinical laboratory settings in China. The tools include a qualitative 3-in-1 assay for the detection of hepatitis B, hepatitis C and HIV, as well as assays for other communicable diseases.
◦TRF-based Anti HBs/HCV/TP kits for infectious disease testing.
◦The Chitas™ instrument and HBV/HCV/HIV 3-in-1 PCR reagents for blood screening, and Hi Sensitivity HBV DNA and HCV RNA assays for clinical infectious disease testing.
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
◦Allergy testing covering allergen-specific immunoglobin E (IgE), measuring the level of different IgE antibodies or total IgE in blood using multiplex EUROLINETM immunoblot assays as well as singleplex™ chemiluminescence immunoassays.
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
◦The EUROLabPolarisTM platform, which provides the secure transfer of indirect immunofluorescence data to several locations enabling central evaluation within the software.
◦The EUROLabOffice™ 4.0 laboratory management system, which provides a central interface between devices to simplify and speed up the diagnostic routine and increases security through organization of all lab procedures and traceable documentation of all data and processes.
◦The EUROPattern™ Classifier 2.4 AI-enhanced software compatible to EUROLabOffice™4.0 laboratory management software, which offers automatically generated result proposals from images captured with the all-in-one IFA instrument UNIQO 160 as well as from the EUROPattern and EUROPattern Microscope Live automated microscopes.
◦The EUROLabWorkstation™ IFA and EUROLabWorkstationTM ELISA platforms provide fully automated processing of IIFT and ELISA, respectively, for laboratories with high sample throughput.
◦The EUROPattern™ microscope provides fully automated immunofluorescence microscopy including IIFT pattern recognition and titer determination.
◦The EUROPattern™ Microscope Live provides fully automated and fast image recording and modern on-screen reporting, also including IIFT pattern recognition and titer determination.
◦The EUROBlotOne™ compact tabletop device for complete processing of immunoblots.
◦The UNIQO160TM device for fully automated processing of IIFT from primary sample to final microscopy result for up to 160 samples and 18 slides.
◦The EUROStar™ IV Plus microscope, a model of Euroimmun's successful LED microscope series for convenient manual fluorescence microscopy with attractive new features for easy and ergonomic manual microscopy.
◦The IDS-i10™ compact random-access solution for the processing of ChLIA in the field of autoimmune and infection diagnostics as well as antigen detection, providing sample throughput of up to 170 tests per hour.
◦IDS-iSYS™ multi-discipline automated system is a compact automation solution for the processing of ChLIA in the field of autoimmune, infection and allergy diagnostics as well as antigen detection, providing sample throughput of up to 120 samples per hour.
◦MyFoodProfile™ immunoblots for the determination of IgG and IgE reactivity against more than 200 foods (CE-marked).

New Products:
New products or services introduced or acquired for Diagnostics applications in fiscal year 2025 include the following:
•Reproductive Health
◦The NeoLSD™ 7 Plex MS/MS kit, the first commercial IVD kit for screening of MLD plus 6 lysosomal storage disorders from a single dried blood spot sample.
◦The Bile Acid B MSMS RUO test reagents measure bile acid B from DBS samples using LC-MS/MS, supported by the Bile Acid B internal standard.
◦The Vanadis Core® Reagent Cartridge II qualitative assay for screening the risk of trisomy 21, 18, 13 and sex chromosome aneuploidies in fetal cell-free DNA from pregnant women.
•Immunodiagnostics

◦The T-SPOT.Flex™ interferon-gamma (IFN-γ) ELISPOT kit enables researchers to design their own customized assays with their preferred antigens.
◦The ELISA 2.0 series for infection diagnostics, IVDR-compliant follow-up products are also validated for dried blood spots as sample material besides serum/plasma.
◦The IDS i20TM random access solution for processing of ChLIA from six diagnostic specialties (endocrinology, allergy, autoimmune and infectious diseases, Alzheimer’s disease and therapeutic drug monitoring) with an increased capacity of processing 20 analytes in parallel and a throughput of about 140 tests per hour (assay dependent).

Brand Names:
Our Diagnostics segment offers additional products under various brand names, including:

AutoDELFIA™, chemagic®, Chitas™, CNGnome®, DELFIA™, DELFIA™ Xpress, EONIS®, EUROArray™ , EUROIMMUN®, EUROLabWorkstation™, EUROLINE™, EUROPatternTM, Evolution™ Evoya®, GSP®, Haoyuan™, IDS® Immunodiagnosticsystems™, IDS-i10™, IDS-i10T™, IDS-i20™, IDS-iSYS™, iLab™, iQ™, LifeCycle™, LimsLink™, Migele™, NeoBase™, NeoLSD™, NEXTFLEX®, Panthera Puncher™, PreNAT II™, Prime™, RONIA®, SimplicityChrom™, Specimen Gate®, Superflex™, Symbio™, T-SPOT®, Vanadis®, ViaCord®, VICTOR2® and WholePanel™.

Marketing
All of our businesses market their products and services primarily through their own specialized sales forces. As of December 28, 2025, we employed approximately 2,000 sales and service representatives operating in approximately 40 countries and marketing products and services in more than 160 countries. In geographic regions where we do not have a sales and service presence, we utilize distributors to sell our products.

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
We are conducting a number of environmental investigations and remedial actions at our current and former locations and, along with other companies, have been named a potentially responsible party (“PRP”) for certain waste disposal sites. We accrue for environmental issues in the accounting period that our responsibility is established and when the cost can be reasonably estimated. We have accrued $10.8 million and $14.2 million as of December 28, 2025 and December 29, 2024, respectively, which represents our management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. Our environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where we have been named a PRP, our management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. We expect that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on our consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
We may become subject to new or unforeseen environmental costs or liabilities. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws, or the discovery of new contamination could cause us to incur additional costs.

Human Capital Management
As of December 28, 2025, we employed approximately 11,000 employees on a worldwide basis. Roughly 80% of our workforce is based outside of the United States. Several of our subsidiaries outside the United States have employment contracts with our employees where the terms and conditions are influenced by labor unions and workers’ councils’ agreements that involve approximately 4,000 of our employees. We believe that management of our human capital resources is vital to the continued growth and success of our company, and we endeavor to create an environment that encourages productivity, rewards performance and values employees. There are several ways in which we attempt to attract, develop and retain highly qualified employees, as set forth below.
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
We understand that our ability to operate in a multicultural world is critical to our long-term value creation. We strive to create a workplace where everyone feels valued and respected, believing that this fosters innovation and enables all employees to contribute fully to our shared goals. In 2025, this commitment was reflected in our Great Place to Work certifications across India, China, Poland, and the United States with Euroimmun also certified in Brazil. Our overall scores in the U.S. improved from the prior year, reflecting continued cultural momentum. The people experience survey provides additional validation as a substantial majority of our employees report pride in working for Revvity and feel encouraged to innovate and share new ideas, a powerful indicator of shared purpose across our global workforce.
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
Our customers include pharmaceutical and biotechnology companies, laboratories, academic and research institutions, public health authorities, private healthcare organizations, doctors and government agencies. Our quarterly revenue and results of operations are highly dependent on the volume and timing of orders received during the quarter. In addition, our revenues and earnings forecasts for future quarters are often based on the expected trends in our markets. However, the markets we serve do not always experience the trends that we may expect. Negative fluctuations in our customers’ markets, the inability of our customers to secure credit or funding, restrictions in capital expenditures, general economic conditions, cuts in government funding, deficit reduction efforts or other actions that reduce or freeze the availability of government funding for healthcare and research or unfavorable changes in government regulations would likely result in a reduction in demand for our products and services and additional pricing pressures, as well as create potential collection risk associated with those sales. In addition, government funding is subject to economic conditions and the political process, which is inherently fluid and unpredictable. Recently announced and proposed changes in U.S. funding and regulations have created a more cautious spending environment for our customers and could cause them to become more conservative with both instrumentation and consumable purchases due to funding and regulatory uncertainty. Our revenues may be adversely affected if our customers delay or reduce purchases as a result of uncertainties surrounding the approval of government or industrial funding proposals or reductions in government funding. Such declines could harm our consolidated financial position, results of operations, cash flows and trading price of our common stock, and could limit our ability to sustain profitability.
Our growth and profitability are subject to global economic and political conditions, and operational disruptions at our facilities.

Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, trade protectionism, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity, interest rates and currency volatility or devaluation. Environmental events and political changes, including trade barriers and tariffs, such as the recent tariffs announced or imposed on U.S. trading partners and retaliatory measures threatened or imposed in response, and war or other conflicts, such as the current conflict in Ukraine, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
•expenses incurred in connection with claims related to environmental conditions at locations where we conduct or formerly conducted operations,
•contract terminations, adverse litigation outcomes, and litigation costs,
•differing tax laws and changes in those laws (including the enactment by countries of the Organization for Economic Cooperation and Development (OECD) Base Erosion and Profit Shifting Pillar Two, which would impose a minimum corporate income tax rate of at least 15%, subject to certain safe harbors), or changes in the countries in which we are subject to taxation,
•changes in our effective tax rate,
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
Uncertainties related to the development, deployment and use of AI to advance our product offerings and improve internal operations may result in harm to our business and reputation.
We are advancing AI across our product and service offerings, and we are in the initial phases of expanding AI into the core functions of our business. The development and deployment of AI presents both risks and opportunities, and the implementation process could adversely impact the operations of our business as a whole. AI algorithms utilized in the deployment may be flawed or based on datasets that are biased or insufficient, and do not adequately take into account the underlying nature of our business. Failure to adequately train our employees during the deployment of AI could adversely impact our business or result in delays or errors in our offerings. Our competitiveness could also be negatively impacted by our failure to timely develop or deploy AI in our products and services, particularly if our competitors are successful in AI advancements in their products and services. The development of AI technology will require significant investment in resources and human capital and could increase our costs. There is uncertainty related to the legal and regulatory landscape surrounding rapidly evolving AI technologies, particularly in the areas of cybersecurity, intellectual property, and privacy and data protection. Failure to comply or appropriately respond to this developing landscape may result in increased legal liability, adverse regulatory action, or reputational damage.
Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.
As of December 28, 2025, our total assets included $9.0 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Because we sell our products worldwide, our businesses are subject to risks associated with doing business internationally. Our sales originating outside the United States represented the majority of our total revenue in fiscal year 2025. We anticipate that sales from international operations will continue to represent a substantial portion of our total revenue. In addition, many of our manufacturing facilities, employees and suppliers are located outside the United States. Accordingly, our future results of operations could be harmed by a variety of factors, including:
•changes in actual, or from projected, foreign currency exchange rates,
•global health crises of unknown duration,
•wars, conflicts, or other changes in a country’s or region’s political or economic conditions, particularly in developing or emerging markets,
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions,
•trade protection measures including embargoes, sanctions and tariffs, as well as the sanctions and other restrictions implemented by the United States and other governments on the Russian Federation and related parties in connection with the conflict in Ukraine,
•import or export licensing requirements and the associated potential for delays or restrictions in the shipment of our products or the receipt of products from our suppliers,
•policies in foreign countries benefiting domestic manufacturers or other policies detrimental to companies headquartered in the United States,
•differing tax laws and changes in those laws, or changes in the countries in which we are subject to tax,
•adverse income tax audit settlements or loss of previously negotiated tax incentives,
•differing business practices associated with foreign operations,

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
We cannot predict the scope, timing, or impact of threatened U.S. tariffs on imports, the extent to which other countries may impose retaliatory trade restrictions, or the terms of future trade policy changes. Tariffs implemented during fiscal year 2025 increased our cost of revenue by approximately $25 million and reduced our gross margin by approximately $20 million, primarily affecting products manufactured in Europe for the U.S. market. While we have implemented mitigation strategies including manufacturing optimization, supplier collaboration, pricing adjustments, and temporary cost measures, these actions may not fully offset the impact of existing or future tariffs. Additional tariffs or trade restrictions may materially and adversely affect our results of operations, financial condition, and competitive position.
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
On October 23, 2025, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the fourth quarter of fiscal year 2025 that was paid in February 2026. On January 26, 2026, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2026 that will be payable in May 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C.    Cybersecurity Disclosures
 We have developed and maintain a Material Cyber Incident Disclosure Program. The program includes processes for the identification, review and assessment of materiality of cyber events, notification of our senior leadership and Board of Directors of such events, and financial reporting disclosures where applicable. As part of the program, we also engage in due diligence regarding the cybersecurity capabilities of our current and potential third-party vendors in accordance with industry best practices. Under the program, all material cyber incidents will be reported to our Board of Directors. The program is led by our Cyber Event Disclosure Committee, which includes members of our Information Security, Corporate Legal, External Reporting and Enterprise Risk Management teams. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. For all critical third party service provides, we perform a review of the vendor's System and Organization Controls (SOC), which is referred to as a SOC 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to understand and mitigate any additional risks. Our assessment of risks associated with use of third-party providers is part of our overall risk management framework. We have implemented comprehensive cybersecurity initiatives for our employees, including education, training, and testing. These measures are conducted at least annually to ensure our employees remain up-to-date with the latest security practices, complementing our continuously improving processes and systems.
Our Chief Information Security Officer (“CISO”) is responsible for developing and implementing our information security program. Our Information Security team monitors our exposure to external cybersecurity threats, leveraging automated tools and manual processes to ensure cybersecurity risk is effectively mitigated on a continuous basis. To achieve this, the Information Security team leverages internal IT resources, a managed security service provider, and additional third-party security software and technology services. When a specific incident has been identified, the Information Security team leverages our Cyber Incident Response Plan in conjunction with established Information Security policies to begin the assessment of the incident. Depending on the type and/or severity of the incident, our Information Security team will determine (in compliance with our Cyber Incident Response Plan) whether third party expertise or consultation is necessary. If such expertise or consultation is determined to be necessary, our Information Security and Corporate Legal teams will engage with third-party experts. As part of its review of incidents, our Information Security team considers the risk exposure, potential impact, severity and implications with respect to our information technology systems. Our CISO is responsible for escalating incidents which are determined to be higher risk to our Cyber Event Disclosure Committee. The Cyber Event Disclosure Committee will work with our General Counsel to determine the materiality of the incident and any required disclosure. When an incident is determined to be material and is required to be disclosed, the Cyber Event Disclosure Committee will notify our senior leadership and our Board of Directors through the Audit Committee of our Board of Directors. The Cyber Event Disclosure Committee will collaborate with our Corporate Legal and Financial Reporting teams to develop any required Form 8-K Item 1.05 disclosure.
The oversight, monitoring, and testing of the program occurs under our Sarbanes-Oxley entity-level control reviews and the program is integrated into our Enterprise Risk Management processes. The Cyber Event Disclosure Committee convenes, at least quarterly, to review recent developments in cybersecurity and in the cybersecurity risk landscape. The Cyber Event Disclosure Committee is comprised of representatives with relevant expertise for assessing and managing the applicable risks. Our Board of Directors is presented with updates on an annual, or as needed, basis regarding our cybersecurity preparedness. Additionally, at least annually, our Board of Directors is provided with a comprehensive cyber training from our CISO. Our Board of Directors annually reviews our cybersecurity program and the Audit Committee of our Board of Directors is specifically responsible for oversight of cybersecurity risk, which it regularly reviews with Company leadership.
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

Item 3.    Legal Proceedings

We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at December 28, 2025 should not have a material adverse effect on our consolidated financial statements included in this annual report on Form 10-K. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

Item 4.    Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below are our executive officers as of February 24, 2026. No family relationship exists between any one of these executive officers and any of the other executive officers or directors.

Name	Position	Age
Prahlad Singh	President and Chief Executive Officer	61
Maxwell Krakowiak	Senior Vice President and Chief Financial Officer	36
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	57
Miriame Victor	Senior Vice President, Chief Commercial Officer	45
Tajinder Vohra	Senior Vice President, Global Operations	60
Anita Gonzales	Vice President and Chief Accounting Officer	50

Prahlad Singh, 61. Dr. Singh currently serves as President and Chief Executive Officer of Revvity, having previously served as President and Chief Operating Officer of Revvity from January 2019 through December 2019. Dr. Singh joined Revvity as the President of our Diagnostics business in May 2014. He was elected Senior Vice President in September 2016 and Executive Vice President in March 2018. Prior to joining Revvity, Dr. Singh was General Manager of GE Healthcare’s Women’s Health business from 2012 to 2014, with responsibility for its mammography and bone densitometry businesses. Before that, Dr. Singh held senior executive level roles in strategy, business development and mergers & acquisitions at both GE Healthcare and Philips Healthcare. Earlier in his career, he held leadership roles of increasing responsibility at DuPont Pharmaceuticals and subsequently Bristol-Myers Squibb Medical Imaging, which included managing the Asia Pacific and Middle East region. Dr. Singh holds a doctoral degree in chemistry from the University of Missouri-Columbia and a Master of Business Administration from Northeastern University. His research work has resulted in several issued patents and publications in peer reviewed journals.
Maxwell Krakowiak, 36. Mr. Krakowiak was appointed Senior Vice President and Chief Financial Officer of Revvity in August 2022 after having most recently served as our Vice President, Corporate Finance, focusing on driving global finance transformation through people, process and automation. Mr. Krakowiak joined Revvity in October 2018, and prior to being appointed as our Senior Vice President and Chief Financial Officer held several financial leadership positions of increasing scope and responsibilities, including oversight of financial planning and analysis, commercial finance and business development. Prior to joining Revvity, Mr. Krakowiak worked for General Electric Company (“GE”) for seven years, most recently as Executive Audit Manager, working globally across GE’s businesses on financial audits and operational excellence projects. During his tenure at GE, he served in a number of progressively responsible leadership roles across GE’s Corporate Audit Staff and Financial Management leadership programs. Mr. Krakowiak holds a Bachelor of Science degree in finance from Fordham University.
 Joel S. Goldberg, 57. Mr. Goldberg currently serves as our Senior Vice President, Administration, General Counsel and Secretary, having joined as our Senior Vice President, General Counsel and Secretary in July 2008. Prior to joining us, Mr. Goldberg spent seven years at Millennium Pharmaceuticals, Inc., where he most recently served as Vice President, Chief Compliance Officer and Secretary. During his seven years with Millennium, he focused in the areas of mergers and acquisitions, strategic alliances, investment and financing transactions, securities and healthcare related compliance, and employment law. Previously, he was an associate of the law firm Edwards & Angell, LLP. Mr. Goldberg graduated from the Northeastern University School of Law and also holds a Master of Business Administration from Northeastern University. He completed his undergraduate degree at the University of Wisconsin-Madison.
Miriame Victor, 45. Ms. Victor joined Revvity in October 2014 as Sales Leader for the Diagnostics business in Europe and most recently served as Vice President and General Manager for EMEAI, prior to being appointed Senior Vice President and Chief Commercial Officer in January 2021. In that role, she oversees Revvity’s product commercialization efforts across all businesses, having previously completed the successful consolidation of the Diagnostics business with other businesses into one unified commercial organization. Prior to joining Revvity, Ms. Victor held various commercial leadership positions in the pharmaceutical industry with MSD and Novartis, and in the medical device industry with GE Healthcare. Ms. Victor holds a Bachelor of Science degree in pharmacy and pharmaceutical sciences from Cairo University and earned her Master of Business Administration from Arab Academy for Science, Technology and Maritime Transport.
Tajinder Vohra, 60. Mr. Vohra joined Revvity in October 2015 as Vice President of Global Operations and was appointed Senior Vice President, Global Operations in January 2018. He oversees all of Revvity’s global operations, including manufacturing, supply chain, customer care and distribution. Prior to joining Revvity, Mr. Vohra served at ABB as a Country Operations Leader, where he was responsible for India-wide operations and Supply Chains for India, Middle East and Africa.

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

Anita Gonzales, 50. Mrs. Gonzales was appointed our Vice President and Chief Accounting Officer in October 2025, having previously served as our Vice President and Global Controller since May 2023. Mrs. Gonzales joined Revvity as Senior Director of Integration and Controllership Initiatives in March 2021. Prior to joining Revvity, Mrs. Gonzales was at General Electric Company (“GE”) for ten years. During her tenure at GE, Mrs. Gonzales was Director of Audit and Advisory Practices Corporate division from 2016 to 2021, with responsibility for technical accounting and auditing standards of the Corporate Audit Staff. Before that, Mrs. Gonzales held executive roles at GE Aviation including Global Controller- Commercial Engines. Earlier in her career, she held roles of increasing responsibility, up to Senior Manager, at PricewaterhouseCoopers. Mrs. Gonzales holds Master of Public Accounting and Bachelor of Business Administration degrees from the University of Texas at Austin and is a Certified Public Accountant.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Equity
We only have one class of common stock. Our common stock is listed on the New York Stock Exchange under the symbol “RVTY”. As of February 20, 2026, we had approximately 2,461 holders of record of our common stock.
Stock Repurchases and Dividends
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Aggregate Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2025 - October 26, 2025	540,865	$92.50	540,504	$997,500,076
October 27, 2025 - November 23, 2025	633,116	93.21	632,779	938,516,994
November 24, 2025 - December 28, 2025	589,314	100.46	587,181	879,525,795
Activity for quarter ended December 28, 2025	1,763,295	$95.42	1,760,464	$879,525,795
________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the fourth quarter of fiscal year 2025, we repurchased 2,831 shares of common stock for this purpose at an aggregate cost of $0.3 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
(2)On October 24, 2024, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). On October 23, 2025, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 22, 2027, unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2025, we repurchased 7,264,299 shares of common stock under the Repurchase Program for an aggregate cost of $695.4 million. During the fourth quarter of fiscal year 2025, we repurchased 515,232 shares of common stock under the Repurchase Program for an aggregate cost of $47.5 million. During the fourth quarter of fiscal year 2025, we repurchased 1,245,232 shares of common stock under the New Repurchase Program for an aggregate cost of $120.5 million. As of December 28, 2025, $879.5 million remained available for aggregate repurchases of shares under the New Repurchase Program.

Our Board of Directors declared a cash dividend of $0.07 per share during the fourth quarter of fiscal year 2025 that was paid in February 2026. Refer to Note 18, Stockholders' Equity, in the Notes to Consolidated Financial Statements for further discussion regarding stock repurchases and dividends.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Index and the S&P 500 Life Sciences Tools & Services Industry Index for the five fiscal years from January 3, 2021 to December 28, 2025.

Comparison of Five-Year Cumulative Total Return
Among Revvity, Inc. Common Stock, S&P Composite-500 and
S&P 500 Life Sciences Tools & Services Industry Index

TOTAL RETURN TO SHAREHOLDERS
(Includes reinvestment of dividends)

$250
$200
$150
$100
$50
$0
1/3/2021
1/2/2022
1/1/2023
12/31/2023
12/29/2024
12/28/2025
Revvity, Inc.
S&P 500
S&P Life Sciences Tools & Services

	1/3/2021	1/2/2022	1/1/2023	12/31/2023	12/29/2024	12/28/2025
Revvity, Inc.	$100.00	$140.37	$98.08	$76.63	$78.72	$68.20
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Life Sciences Tools & Services Industry Index	$100.00	$138.73	$106.95	$103.66	$100.04	$105.15

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

Accounting Period
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53-week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 28, 2025 (“fiscal year 2025”), December 29, 2024 (“fiscal year 2024”) and December 31, 2023 (“fiscal year 2023”) included 52 weeks. The fiscal year ending January 3, 2027 (“fiscal year 2026”) will include 53 weeks.

Overview of Fiscal Year 2025
Our overall revenue in fiscal year 2025 increased by $101.1 million, or 4%, as compared to fiscal year 2024, reflecting an increase of $68.5 million, or 5%, in Diagnostics segment revenue and an increase of $32.5 million, or 2%, in Life Sciences segment revenue. The increase in our Diagnostics segment revenue was driven by both our Immunodiagnostics and Reproductive Health businesses. The increase in our Life Sciences segment revenue was driven by our Software business.
Our consolidated gross margin decreased 104 basis points in fiscal year 2025, as compared to fiscal year 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, and product mix shift, partially offset by the completion of product rebranding efforts in fiscal year 2024. Our consolidated operating margin decreased 10 basis points in fiscal year 2025, as compared to fiscal year 2024, due to gross margin headwinds, as discussed above, partially offset by productivity and cost containment initiatives.
Overall, we believe that our range of product offerings, leading market positions, global scale and financial strength provides us with a foundation for continued long-term growth, margin expansion and robust cash flow generation.

Consolidated Results of Operations
 Fiscal Year 2025 Compared to Fiscal Year 2024
Revenue
Revenue for fiscal year 2025 was $2,856.1 million, as compared to $2,755.0 million for fiscal year 2024, an increase of $101.1 million, or 4%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The analysis in the remainder of this paragraph compares segment revenue for fiscal year 2025 as compared to fiscal year 2024 and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $1,431.1 million for fiscal year 2025, as compared to $1,398.6 million for fiscal year 2024, an increase of $32.5 million, or 2%, driven by an increase of $35.6 million in Software revenue, partially offset by a decrease of $3.1 million in Life Sciences Solutions revenue. Diagnostics segment revenue for fiscal year 2025 was $1,424.9 million, as compared to $1,356.4 million for fiscal year 2024, an increase of $68.5 million, or 5%, due to an increase of $41.3 million in Immunodiagnostics revenue and an increase of $27.2 million in Reproductive Health revenue.
Cost of Revenue
Cost of revenue for fiscal year 2025 was $1,291.7 million, as compared to $1,217.4 million for fiscal year 2024, an increase of approximately $74.3 million, or 6%. As a percentage of revenue, cost of revenue increased to 45.2% in fiscal year 2025 from 44.2% in fiscal year 2024, resulting in a decrease in gross margin of approximately 104 basis points to 54.8% in fiscal year 2025 from 55.8% in fiscal year 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates and product mix shift, partially offset by the completion of product rebranding efforts in fiscal year 2024. Rebranding costs were $6.2 million for fiscal year 2024. Stock compensation expense related to awards given to BioLegend employees post-acquisition added an incremental expense of $0.6 million for fiscal year 2024. Amortization of intangible assets was $141.1 million for fiscal year 2025, as compared to $144.4 million for fiscal year 2024.
Tariffs enacted and implemented during fiscal year 2025 increased our cost of revenue by approximately $25 million. Through proactive mitigation efforts, the net impact on gross margin was approximately $20 million. The majority of this impact affected products manufactured in Europe and sold in the U.S. market. Our comprehensive mitigation strategy included manufacturing optimization, supplier collaboration, selective pricing adjustments, and targeted temporary cost measures to minimize ongoing financial exposure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2025 were $991.9 million, as compared to $994.1 million for fiscal year 2024, a decrease of $2.2 million, or less than 1%. As a percentage of revenue, selling, general and administrative expenses decreased to 34.7% in fiscal year 2025 from 36.1% in fiscal year 2024. Amortization of intangible assets decreased and was $194.5 million for fiscal year 2025, as compared to $215.0 million for fiscal year 2024. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, were $3.8 million for fiscal year 2025. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, and stock compensation expense related to the awards given to BioLegend employees post-acquisition, were $16.3 million for fiscal year 2024. Costs for significant environmental matters decreased expenses by $1.2 million for fiscal year 2025. Asset impairment was $22.8 million for fiscal year 2024. The above decreases were partially offset by an increase in restructuring and other costs, net, which was $55.9 million for fiscal year 2025, as compared to $17.5 million for fiscal year 2024. Restructuring and other costs, net in fiscal year 2025 primarily included charges associated with workforce reductions and facility consolidations in an effort to streamline operations, other exit costs, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities. In fiscal year 2025, severance actions associated with facility consolidations and cost reduction measures affected approximately 5% of our workforce. Significant litigation matters and settlements was $12.2 million for fiscal year 2025, as compared to $7.8 million for fiscal year 2024. Transformation costs were $9.3 million for fiscal year 2025. Purchase accounting adjustments decreased expenses by $0.5 million for fiscal year 2025, as compared to $1.7 million for fiscal year 2024, which primarily consisted of a change in fair value of contingent consideration. Excluding the items noted above, selling, general and administrative expenses increased slightly due to unfavorable changes in foreign exchange rates and investments in digital capabilities and innovation mostly offset by lower long-term incentive compensation costs, cost control and productivity initiatives.
Research and Development Expenses
Research and development expenses for fiscal year 2025 were $215.8 million, as compared to $196.8 million for fiscal year 2024, an increase of $19.0 million, or 10%. As a percentage of revenue, research and development expenses increased to 7.6% in fiscal year 2025 from 7.1% in fiscal year 2024. The increase in research and development expenses was primarily driven by unfavorable changes in foreign exchange rates and our investments in new product development. Stock compensation expense related to awards given to BioLegend employees post-acquisition was $2.2 million for fiscal year 2024.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 28, 2025	December 29, 2024
	(In thousands)
Interest income	$(31,103)	$(73,190)
Interest expense	92,185	96,278
Change in fair value of investments	11,456	(7,958)
Other components of net periodic pension cost	871	8,508
Foreign exchange losses and other expense, net	14,949	6,977
Total interest and other expense, net	$88,358	$30,615
The decrease in interest income for the fiscal year 2025 as compared to the fiscal year 2024 was primarily due to a decrease in marketable securities and short-term investments. Interest expense was lower for the fiscal year 2025 as compared to prior year primarily due to a lower debt balance as a result of the repayment of senior unsecured notes that matured in September 2024. A more complete discussion of our liquidity is set forth below under the heading “Liquidity and Capital Resources.”

Provision for Income Taxes
Our effective tax rates were 10.6% and 10.5% for fiscal years 2025 and 2024, respectively.
The variation in our effective tax rate from the statutory rate for fiscal year 2025 was primarily impacted by federal tax credits of $24.0 million, and the net benefits of U.S. international tax regimes of $6.6 million, partially offset by $2.7 million of other items.
The variation in our effective tax rate from the statutory tax rate for fiscal year 2024 was primarily the result of general business tax credits of $17.6 million, a prior year true-up related to the tax on foreign earnings of approximately $9.4 million, and favorability in our U.S. taxation of multinational operations of $28.9 million, which were partially offset by an increase in valuation allowance of $29.8 million.

Fiscal Year 2024 Compared to Fiscal Year 2023
For a discussion of our results of operations for fiscal year 2024 as compared to fiscal year 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2024 filed with the Securities and Exchange Commission on February 25, 2025.

Reporting Segment Results
Life Sciences
 Fiscal Year 2025 Compared to Fiscal Year 2024
Revenue for fiscal year 2025 was $1,431.1 million, as compared to $1,398.6 million for fiscal year 2024, an increase of $32.5 million, or 2%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue was driven by an increase of $35.6 million in Software revenue, partially offset by a decrease of $3.1 million in Life Sciences Solutions revenue.
Segment operating income for fiscal year 2025 was $458.3 million, as compared to $467.3 million for fiscal year 2024, a decrease of $9.0 million, or 2%. Segment operating margin decreased 139 basis points to 32.0% in fiscal year 2025, as compared to 33.4% in fiscal year 2024, primarily due to unfavorable changes in volume leverage and foreign exchange rates, product mix shifts and investments in new product development and digital capabilities.
Fiscal Year 2024 Compared to Fiscal Year 2023
For a discussion of our results of operations for fiscal year 2024 as compared to fiscal year 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2024 filed with the Securities and Exchange Commission on February 25, 2025.
Diagnostics
 Fiscal Year 2025 Compared to Fiscal Year 2024
Revenue for fiscal year 2025 was $1,424.9 million, as compared to $1,356.4 million for fiscal year 2024, an increase of $68.5 million, or 5%, which includes an approximate 1% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during fiscal year 2025 was due to an increase of $41.3 million in immunodiagnostics revenue and an increase of $27.2 million in reproductive health revenue.
Segment operating income for fiscal year 2025 was $344.2 million, as compared to $353.9 million for fiscal year 2024, a decrease of $9.8 million, or 3%. Segment operating margin decreased 194 basis points to 24.2% in fiscal year 2025, as compared to 26.1% in fiscal year 2024, primarily due to increased tariffs, unfavorable changes in foreign exchange rates, and product mix shift due to China diagnostic testing policy changes.
Fiscal Year 2024 Compared to Fiscal Year 2023
For a discussion of our results of operations for fiscal year 2024 as compared to fiscal year 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2024 filed with the Securities and Exchange Commission on February 25, 2025.

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
Cash Flows
Fiscal Year 2025 Compared to Fiscal Year 2024
Operating Activities. Net cash provided by continuing operations was $589.0 million for fiscal year 2025, as compared to $665.0 million for fiscal year 2024, a decrease of $76.0 million. The cash provided by operating activities for fiscal year 2025 was principally a result of income from continuing operations of $239.9 million, adjustments for non-cash charges aggregating to $445.9 million, including depreciation and amortization of $405.3 million, and a net cash decrease from changes in working capital of $96.8 million, primarily due to timing of collections in China during fiscal year 2025. The cash provided by operating activities for fiscal year 2024 was principally a result of income from continuing operations of $283.1 million, adjustments for non-cash charges aggregating to $400.2 million, including depreciation and amortization of $427.8 million, and a net cash decrease from changes in working capital of $18.3 million.
Investing Activities. Net cash used in the investing activities of our continuing operations was $73.6 million for fiscal year 2025, as compared to net cash provided by investing activities of $619.3 million for fiscal year 2024, a decrease of $692.9 million primarily due to the proceeds from the maturity of U.S. treasury securities of $710.0 million during fiscal year 2024. During the fiscal year 2025, net cash used for capital expenditures was $73.5 million, as compared to $86.6 million for fiscal year 2024. During fiscal year 2025, purchases of investments and notes receivables were $0.4 million, as compared to $6.6 million for fiscal year 2024.
Financing Activities. Net cash used in financing activities was $857.5 million for fiscal year 2025, as compared to $1,128.2 million for fiscal year 2024, a decrease of $270.7 million. During fiscal year 2025, we repurchased shares of our common stock for a total cost of $820.8 million, as compared to $369.6 million in fiscal year 2024. We paid $32.8 million in dividends for fiscal year 2025, as compared to $34.5 million in fiscal year 2024. During fiscal year 2025, we made net payments of $3.0 million on debts, as compared to $723.1 million during fiscal year 2024. We paid $3.8 million for acquisition-related contingent consideration during fiscal year 2025, as compared to $8.8 million in fiscal year 2024. The cash used in financing activities during fiscal year 2025 was partially offset by proceeds from the issuance of common stock under our stock plans of $2.9 million during fiscal year 2025, as compared to $7.7 million in fiscal year 2024.
Fiscal Year 2024 Compared to Fiscal Year 2023
For a discussion of our results of operations for fiscal year 2024 as compared to fiscal year 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 29, 2024 filed with the Securities and Exchange Commission on February 25, 2025.

Borrowing Arrangements
Our outstanding €500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”) will mature in July 2026. We expect to repay the 2026 Notes with our existing cash on hand or borrowings under our senior unsecured revolving credit facility, or a combination thereof.
In addition, on January 7, 2025, our prior senior unsecured revolving credit facility was cancelled and replaced with a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030.

Dividends
Our Board of Directors (our “Board”) declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2025, 2024 and 2023, resulting in an annual dividend rate of $0.28 per share. At December 28, 2025, we had accrued $7.8 million for a dividend declared in October 2025 for the fourth quarter of fiscal year 2025 that was paid in February 2026. On January 26, 2026, we announced that our Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2026 that will be payable in May 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Capital Expenditures
We project an increase in capital expenditures in fiscal year 2026 relative to fiscal year 2025. This planned increase reflects our strategic commitment to enhancing our digital capabilities, product innovations, and realigning our production infrastructure. We anticipate funding these initiatives through a combination of our existing cash reserves and internally generated funds from our continuing operations, ensuring a prudent approach to financial management while pursuing these critical growth and optimization strategies.

Other Potential Liquidity Considerations
At December 28, 2025, we had cash and cash equivalents of $919.9 million, of which $463.0 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed. We recorded the applicable taxes associated with the future remittance of undistributed foreign earnings previously taxed at the U.S. federal level and/or that would be claimed for a dividend received deduction if repatriated.
On October 24, 2024, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). On October 23, 2025, the Repurchase Program was terminated by our Board and our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). No shares remain available for repurchase under the Repurchase Program due to its termination. The New Repurchase Program will expire on October 22, 2027 unless terminated earlier by our Board and may be suspended or discontinued at any time. During fiscal year 2025, we repurchased 7,264,299 shares of common stock under the Repurchase Program for an aggregate cost of $695.4 million. During fiscal year 2025, we repurchased 1,245,232 shares of common stock under the New Repurchase Program for an aggregate cost of $120.5 million. As of December 28, 2025, $879.5 million remained available for aggregate repurchases of shares under the New Repurchase Program. If we continue to repurchase shares, the New Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of December 28, 2025, we may have to pay contingent consideration, related to acquisitions with open contingency periods, of up to $75.3 million. As of December 28, 2025, we have recorded contingent consideration obligations of $17.9 million, of which $0.4 million was recorded in accrued expenses and other current liabilities, and $17.5 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 5.9 years from December 28, 2025, and the remaining weighted average expected earnout period at December 28, 2025 was 3.7 years.
We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.

Effects of Recently Issued and Adopted Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, in the Notes to Consolidated Financial Statements for a summary of recently issued accounting pronouncements. We adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) during fiscal year 2025 and have applied the guidance on a prospective basis, as disclosed in Note 6, Income Taxes, in the Notes to Consolidated Financial Statements. The adoption did not have a material impact on the financial statements. We are in the process of determining the impact of the recently issued accounting pronouncements that have not yet been adopted in our consolidated financial statements.
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
The goodwill impairment test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. Our annual goodwill impairment testing date is the later of November 1 or the first day of our eleventh fiscal month of each fiscal year. We have identified six reporting units and consistently employ the income approach to estimate the current fair value when testing for impairment of goodwill. We corroborate the income approach with a market approach.

A number of significant estimates are involved in the application of the income approach to arrive at forecasted cash flows. Cash flow forecasts are based on approved business unit operating plans for the early years’ cash flows and on our long-range plan in later years. The income approach is sensitive to changes in revenue growth rates and the discount rates.
As of the November 3, 2025 impairment testing, the fair value of each of our reporting units substantially exceeded the respective carrying value of each reporting unit with the exception of the Life Sciences Solutions reporting unit. The Life Sciences Solutions reporting unit, which had a goodwill balance of $4.5 billion at December 28, 2025, had a fair value that exceeded its carrying value by more than 10% but less than 20% as of the November 3, 2025 impairment testing date. While we believe that our estimates used in measuring fair value are reasonable, if actual results differ from the estimates and judgments used, including estimates of future revenue growth and selection of discount rate, impairment charges may be incurred in the future.
Income taxes: Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are operational decisions, transactions, facts and circumstances, and calculations for which the ultimate tax determination is not certain. Furthermore, our tax positions are periodically subject to challenge by taxing authorities throughout the world. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon audit based on its technical merits. The tax benefit recognized is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. We regularly review our tax positions in each significant taxing jurisdiction and adjustments are made to our unrecognized tax benefits when: (i) facts and circumstances regarding a tax position change, causing a change in our judgment regarding that tax position; (ii) a tax position is effectively settled with a tax authority at a differing amount; and/or (iii) the statute of limitations expires regarding a tax position. Any significant impact as a result of changes in underlying facts, law, tax rates, tax audit, or review could lead to adjustments to one or more of our income tax expense, our effective tax rate, or our cash flow, see Note 6, Income Taxes, in the Notes to the Financial Statements.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards and tax credits, to the extent that realization of such benefits is more likely than not. We have established valuation allowances against a variety of deferred tax assets, including state net operating loss carryforwards, state income tax credit carryforwards, and certain foreign tax attributes. Valuation allowances take into consideration our ability to utilize these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for non-recurring income and expense and incorporate assumptions and judgments about the future pretax operating income adjusted for items that do not have tax consequences. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Changes in our assumptions regarding the appropriate amount for valuation allowances could result in an increase or decrease in the valuation allowance, with a corresponding charge or benefit to our tax provision.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, derivatives, marketable securities and accounts receivable. We believe we had no significant concentrations of credit risk as of December 28, 2025.
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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. We held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $598.4 million at December 28, 2025 and $409.8 million at December 29, 2024, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts is generally 30 days.
During fiscal year 2018, we designated a portion of the 2026 Notes to hedge our investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of accumulated other comprehensive income (“AOCI”), which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 28, 2025, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $67.6 million, $(31.7) million and $19.5 million during the fiscal years 2025, 2024 and 2023, respectively.
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
Foreign Currency Risk—Value-at-Risk Disclosure. We utilize a Value-at-Risk model to determine the potential earning/fair value exposures presented by our foreign currency related financial instruments. As discussed above, we seek to minimize this exposure through our hedging program. Our Value-at-Risk computation is based on the Monte Carlo simulation, utilizing a 95% confidence interval and a holding period of 30 days. As of December 28, 2025, this computation estimated that there is a 5% chance that the market value of the underlying exposures and the corresponding derivative instruments either increase or decrease due to foreign currency fluctuations by more than $2.7 million. This Value-At-Risk measure is consistent with our financial statement disclosures relative to our foreign currency hedging program. Specifically, during each of the four quarters ended in fiscal year 2025, the Value-At-Risk ranged between $1.6 million and $2.7 million, with an average of approximately $2.0 million.

Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt. Our cash and cash equivalents, for which we receive interest at variable rates, were $919.9 million at December 28, 2025. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest income, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at December 28, 2025. We believe that we do not have any material exposure of interest rate risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Revvity, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Revvity, Inc. and subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill - Life Sciences Solutions Reporting Unit — Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. As of December 28, 2025, the Company’s balance of goodwill was $6.6 billion, of which $4.5 billion was allocated to the Life Sciences Solutions reporting unit.
In connection with the annual impairment assessment as of November 3, 2025, the Company concluded that the fair value of each reporting unit exceeded the carrying value of each reporting unit and no impairment was recognized. The fair value of the Life Sciences Solutions reporting unit exceeded the carrying value by more than 10% but less than 20%. The Company determined the fair value of the Life Sciences Solutions reporting unit using an income approach which was corroborated with a market approach. The income approach required management to make significant estimates and assumptions related to the discount rate and forecasts of future revenue. Changes in these assumptions could have a significant impact on the fair value of the reporting unit.
We identified the valuation of the Life Sciences Solutions reporting unit as a critical audit matter because of the significant estimates and assumptions management made to measure the fair value of the Life Sciences Solutions reporting unit. Auditing these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and revenue growth rates within the Life Sciences Solutions reporting unit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the selection of the discount rate and the forecasts of future revenue included the following, among others:
–We tested the effectiveness of controls over management’s evaluation of goodwill for impairment, including those controls related to the selection of the discount rate and revenue growth rates used in measuring the fair value of the Life Sciences Solutions reporting unit.
–Evaluated management’s ability to accurately forecast operating results by comparing actual results to management’s historical forecasts.
–Evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications, budgets and other information obtained while performing the audit and (3) external information.
–With the assistance of our fair value specialists, we performed the following:
–We evaluated the discount rate, including testing the underlying source information and mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
–We tested the mathematical accuracy of the calculations.

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2026

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands, except per share data)
Revenue
Product revenue	$2,389,984	$2,338,211	$2,415,893
Service revenue	466,067	416,815	334,678
Total revenue	2,856,051	2,755,026	2,750,571
Cost of product revenue	1,117,132	1,041,749	1,077,744
Cost of service revenue	174,554	175,618	133,136
Selling, general and administrative expenses	991,890	994,074	1,022,551
Research and development expenses	215,840	196,844	216,578
Operating income from continuing operations	356,635	346,741	300,562
Interest and other expense, net	88,358	30,615	117,586
Income from continuing operations before income taxes	268,277	316,126	182,976
Provision for income taxes	28,394	33,055	3,473
Income from continuing operations	239,883	283,071	179,503
Income (loss) from discontinued operations	1,318	(12,686)	513,591
Net income	$241,201	$270,385	$693,094

Basic earnings per share:
Income from continuing operations	$2.06	$2.31	$1.44
Income (loss) from discontinued operations	0.01	(0.10)	4.12
Net income	$2.07	$2.21	$5.56
Diluted earnings per share:
Income from continuing operations	$2.06	$2.30	$1.44
Income (loss) from discontinued operations	0.01	(0.10)	4.11
Net income	$2.07	$2.20	$5.55

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Net income	$241,201	$270,385	$693,094
Other comprehensive income (loss)
Foreign currency translation adjustments, net of income taxes:
Amount recognized in other comprehensive income	173,876	(119,260)	80,172
Amounts recognized in discontinued operations	—	—	90,814
Net foreign currency translation adjustments, net of income taxes	173,876	(119,260)	170,986
Unrealized gains (losses) on securities, net of tax	94	(153)	(181)
Other comprehensive income (loss)	173,970	(119,413)	170,805
Comprehensive income	$415,171	$150,972	$863,899

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 28, 2025	December 29, 2024
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$919,860	$1,163,396
Accounts receivable, net	744,671	632,400
Inventories, net	379,497	367,587
Other current assets	195,719	186,225
Total current assets	2,239,747	2,349,608
Property, plant and equipment, net	479,249	482,217
Operating lease right-of-use assets, net	165,439	167,716
Intangible assets, net	2,347,003	2,640,921
Goodwill	6,613,493	6,463,619
Other assets, net	323,480	288,397
Total assets	$12,168,411	$12,392,478
Current liabilities:
Current portion of long-term debt	$588,828	$242
Accounts payable	185,464	167,463
Accrued expenses and other current liabilities	556,954	485,395
Total current liabilities	1,331,246	653,100
Long-term debt	2,631,236	3,150,476
Deferred taxes and other long-term liabilities	807,461	770,523
Operating lease liabilities	148,108	151,505
Total liabilities	4,918,051	4,725,604
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 112,281,000 and 120,646,000 shares at December 28, 2025 and December 29, 2024, respectively	112,281	120,646
Capital in excess of par value	1,305,900	2,097,110
Retained earnings	6,054,314	5,845,223
Accumulated other comprehensive loss	(222,135)	(396,105)
Total stockholders’ equity	7,250,360	7,666,874
Total liabilities and stockholders’ equity	$12,168,411	$12,392,478

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, January 1, 2023	126,300	$126,300	$2,753,055	$4,951,018	$(447,497)	$7,382,876
Net income	—	—	—	693,094	—	693,094
Other comprehensive loss	—	—	—	—	170,805	170,805
Dividends ($0.28 per common share, see Note 18)	—	—	—	(34,900)	—	(34,900)
Exercise of employee stock options	58	58	4,286	—	—	4,344
Issuance of common stock for employee stock purchase plans	29	29	3,103	—	—	3,132
Purchases of common stock	(3,267)	(3,267)	(389,035)	—	—	(392,302)
Issuance of common stock for long-term incentive program	306	306	34,886	—	—	35,192
Stock-based compensation	—	—	10,498	—	—	10,498
Balance, December 31, 2023	123,426	$123,426	$2,416,793	$5,609,212	$(276,692)	$7,872,739
Net income	—	—	—	270,385	—	270,385
Other comprehensive loss	—	—	—	—	(119,413)	(119,413)
Dividends ($0.28 per common share, see Note 18)	—	—	—	(34,374)	—	(34,374)
Exercise of employee stock options	117	117	7,584	—	—	7,701
Issuance of common stock for employee benefit plans	14	14	1,414	—	—	1,428
Purchases of common stock	(3,146)	(3,146)	(366,222)	—	—	(369,368)
Issuance of common stock for long-term incentive program	235	235	27,831	—	—	28,066
Stock-based compensation	—	—	9,710	—	—	9,710
Balance, December 29, 2024	120,646	$120,646	$2,097,110	$5,845,223	$(396,105)	$7,666,874
Net income	—	—	—	241,201	—	241,201
Other comprehensive income	—	—	—	—	173,970	173,970
Dividends ($0.28 per common share, see Note 18)	—	—	—	(32,110)	—	(32,110)
Exercise of employee stock options	36	36	2,890	—	—	2,926
Issuance of common stock for employee stock purchase plans	27	27	2,634	—	—	2,661
Purchases of common stock	(8,546)	(8,546)	(819,510)	—	—	(828,056)
Issuance of common stock for long-term incentive program	118	118	13,595	—	—	13,713
Stock-based compensation	—	—	9,181	—	—	9,181
Balance, December 28, 2025	112,281	$112,281	$1,305,900	$6,054,314	$(222,135)	$7,250,360
 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Operating activities:
Net income	$241,201	$270,385	$693,094
(Income) loss from discontinued operations	(1,318)	12,686	(513,591)
Income from continuing operations	239,883	283,071	179,503
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Restructuring and other costs, net	55,932	17,454	26,601
Depreciation and amortization	405,340	427,849	431,769
Stock-based compensation	22,847	37,809	41,410
Pension and other post-retirement expense	3,639	9,381	23,089
Change in fair value of contingent consideration	(1,400)	(1,869)	4,168
Deferred taxes	(61,483)	(102,232)	(123,664)
Contingencies and non-cash tax matters	(86)	(8,073)	26,183
Amortization of deferred debt issuance costs and accretion of discounts	4,552	6,073	7,349
Asset impairment	4,784	22,814	—
Change in fair value of investments	11,456	(7,958)	33,921
Debt extinguishment gain	—	—	(3,685)
Unrealized foreign exchange loss (gain)	273	(1,059)	24,089
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(101,023)	(15,969)	(8,997)
Inventories, net	14,782	45,086	(14,109)
Accounts payable	7,345	(26,025)	(76,426)
Accrued expenses and other	(17,885)	(21,397)	(291,814)
Net cash provided by operating activities of continuing operations	588,956	664,955	279,387
Net cash used in operating activities of discontinued operations	(6,023)	(36,656)	(188,115)
Net cash provided by operating activities	582,933	628,299	91,272
Investing activities:
Capital expenditures	(73,522)	(86,648)	(81,368)
Purchases of investments and notes receivables	(385)	(6,587)	(6,300)
Purchases of marketable securities	—	—	(1,221,609)
Proceeds from maturities of marketable securities	—	710,000	550,000
Proceeds from investments, notes receivable and disposition of businesses and assets	304	2,500	153
Cash paid for acquisitions, net of cash acquired	—	—	(2,086)
Net cash (used in) provided by investing activities of continuing operations	(73,603)	619,265	(761,210)
Net cash provided by investing activities of discontinued operations	56,250	156,897	2,074,734
Net cash (used in) provided by investing activities	(17,353)	776,162	1,313,524

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Financing activities:
Payments of senior unsecured notes	—	(711,479)	(523,808)
Payments of debt financing and equity issuance costs	(2,474)	—	(15)
Net (payments) proceeds on other credit facilities	(521)	(11,593)	6,323
Payments for acquisition-related contingent consideration	(3,838)	(8,832)	(10,117)
Proceeds from issuance of common stock under stock plans	2,925	7,701	4,344
Purchases of common stock	(820,815)	(369,578)	(388,882)
Dividends paid	(32,800)	(34,454)	(34,966)
Net cash used in financing activities of continuing operations	(857,523)	(1,128,235)	(947,121)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	48,521	(26,147)	(14,048)
Net (decrease) increase in cash, cash equivalents and restricted cash	(243,422)	250,079	443,627
Cash, cash equivalents and restricted cash at beginning of year	1,164,452	914,373	470,746
Cash, cash equivalents and restricted cash at end of year	$921,030	$1,164,452	$914,373

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:
Cash and cash equivalents	$919,860	$1,163,396	$913,163
Restricted cash included in other current assets	6	1,056	1,210
Restricted cash included in other assets	1,164	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$921,030	$1,164,452	$914,373

Cash paid during the year for:
Interest	$86,195	$91,092	$94,008

Supplemental disclosures of non-cash investing and financing activities:
Consideration receivable from sale of Business	$—	$—	$241,353

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Nature of Operations and Accounting Policies
Nature of Operations:    Revvity, Inc. (the “Company”) is a leading provider of health sciences solutions, technologies, expertise and services that deliver complete workflow from discovery to development, and diagnosis to cure. The Company has two operating segments: Life Sciences and Diagnostics. The Company’s Life Sciences segment focuses on service and innovating for customers spanning the life sciences market. The Company’s Diagnostics segment is targeted towards meeting the needs of clinically-oriented customers, especially within the growing areas of reproductive health and emerging market diagnostics.
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a
52/53-week format and as a result, certain fiscal years will contain 53 weeks. Each of the fiscal years ended December 28, 2025 (“fiscal year 2025”), December 29, 2024 (“fiscal year 2024”) and December 31, 2023 (“fiscal year 2023”) included 52 weeks. The fiscal year ending January 3, 2027 (“fiscal year 2025”) will include 53 weeks.
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
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon audit based on its technical merits. The tax benefit recognized is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.
The Company is subject to the Global Intangible Low Taxed Income (“GILTI”) tax in the U.S. The Company elected to treat taxes on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.
Property, Plant and Equipment: The Company depreciates property, plant and equipment using the straight-line method over its estimated useful lives, which generally fall within the following ranges: buildings - 10 to 40 years; leasehold improvements - estimated useful life or remaining term of lease, whichever is shorter; machinery and equipment - 3 to 10 years; and capitalized internal-use software - 3 to 10 years. Certain tooling costs are capitalized and amortized over a 3-year life, while repairs and maintenance costs are expensed. The Company capitalizes certain qualified costs incurred in connection with the development of internal-use software. The Company evaluates the costs incurred during the application development stage of internal use software to determine whether the costs meet the criteria for capitalization. Costs related to preliminary project activities and post implementation activities are expensed as incurred.
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
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss in an amount equal to that excess is recognized up to the amount of goodwill. The Company's annual goodwill impairment testing date is the later of November 1 or the first day of its eleventh fiscal month of each fiscal year. Amortizing intangible assets are reviewed for impairment when indicators of impairment are present. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.
Stock-Based Compensation: The Company accounts for stock-based compensation expense based on estimated grant date fair value, generally using the Black-Scholes option-pricing model or the quoted price of the Company’s stock on the grant date. The fair value is recognized as expense in the consolidated financial statements over the requisite service period. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Leases: Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheet. ROU assets represent the Company’s right to use an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities were recognized based on the present value of the remaining lease payments over the lease term. When the Company’s lease did not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of lease payments. The Company used the implicit rate when readily determinable. The operating lease ROU asset excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
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
In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. ASU 2025-10 provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. ASU 2025-10 also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 but does not expect the impact of such adoption to be material.
In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
In September 2025, the FASB issued Accounting Standards Update 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is in the process of determining the impact of this guidance on its financial statements and disclosures.
In November 2024, the FASB issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items. Such disclosures are required on an annual and interim basis in a tabular presentation in the footnotes to the financial statements. In addition, ASU 2024-03 requires public

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entities to disclose selling expenses on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the impact of this guidance on its financial statements and disclosures.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 will require public entities to disclose on an annual basis a tabular reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction. ASU 2023-09 requires all entities to disclose on an annual basis the amount of income taxes paid (net of refunds received), disaggregated between federal (national), state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid. The Company adopted the guidance in fiscal year 2025 on a prospective basis and has included the additional disclosures related to income taxes in Note 6, Income Taxes.

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
The revenue generated from the sale of instruments, reagents, and certain software is recognized at a point in time. The Company recognizes revenue in these arrangements at the point in time when control of the products has been transferred to customers, which is typically at delivery. Certain of the Company’s products require specialized installation and configuration at the customer's site. Revenue for these products is deferred until installation is complete and customer acceptance has been received. When the Company places the instrument at the customer's site and sells the reagents to a customer, the instrument and reagents are accounted for together as one performance obligation. The Company does not charge a fee for the use of the instrument and retains ownership of the placed instrument. The Company recognizes revenue upon delivery of reagents, which is the point in time where the Company has performed its obligation to provide a screening solution to the customer. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 to 60 days.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary geographical market and major good and service lines.

	Reportable Segments
	For the fiscal year ended
	December 28, 2025			December 29, 2024			December 31, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$750,857	$505,104	$1,255,961	$745,206	$477,881	$1,223,087	$759,782	$455,831	$1,215,613
Europe	343,507	481,471	824,978	315,173	427,441	742,614	344,713	402,310	747,023
Asia	336,740	438,372	775,112	338,222	451,103	789,325	353,697	434,238	787,935
	$1,431,104	$1,424,947	$2,856,051	$1,398,601	$1,356,425	$2,755,026	$1,458,192	$1,292,379	$2,750,571

Major goods/service lines
Life Sciences Solutions	$1,194,728	$—	$1,194,728	$1,197,802	$—	$1,197,802	$1,279,903	$—	$1,279,903
Software	236,376	—	236,376	200,799	—	200,799	178,289	—	178,289
Immunodiagnostics	—	869,908	869,908	—	828,627	828,627	—	787,394	787,394
Reproductive health	—	555,039	555,039	—	527,798	527,798	—	504,985	504,985
	$1,431,104	$1,424,947	$2,856,051	$1,398,601	$1,356,425	$2,755,026	$1,458,192	$1,292,379	$2,750,571

Major Customer Concentration
No single customer comprises more than 10% of net revenues in the years presented.
Contract Balances
Unbilled receivable and Contract assets: The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, the Company records an unbilled receivable on its consolidated balance sheets. The unbilled receivables are classified as either current in “Accounts receivable, net” or as long-term in “Other assets, net” in the consolidated balance sheets. Unbilled receivables totaled $105.6 million and $80.6 million at December 28, 2025 and December 29, 2024, respectively, primarily related to software revenue. The Company has no material contract assets as of December 28, 2025 and December 29, 2024.
Deferred revenue and Customer deposits: Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue is classified as either current in “Accrued expenses and other current liabilities” or as long-term in “Long-term liabilities” in the consolidated balance sheets based on the timing of when the Company expects to recognize revenue. Substantially all of the deferred revenue is expected to be recognized in revenue within 12 months of the balance sheet date, and has been classified within accrued expenses and other current liabilities. The deferred revenue balance is primarily related to our software as a service offerings, maintenance contracts and prepaid storage arrangements. Deferred revenue totaled $224.8 million and $212.8 million at December 28, 2025 and December 29, 2024, respectively. The Company also has customer deposits received in advance of the transfer of control totaling $19.3 million and $19.5 million at December 28, 2025 and December 29, 2024, respectively. The Company expects that these customer deposits will be recognized in revenue within 3 months of the balance sheet date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3:        Discontinued Operations
During fiscal year 2023, the Company completed the sale of certain assets and the equity interests constituting the Company’s Applied, Food and Enterprise Services businesses (the “Business”) for approximately $2.27 billion in cash proceeds before transaction costs. The Business was a component of the Company’s Discovery & Analytical Solutions segment, which is now referred to as the Life Sciences segment. The sale of the Business was reported as discontinued operations in the Company’s consolidated financial statements.
The Company was entitled to an additional $75.0 million in proceeds payable in installments to commence upon the Company’s ceasing the use of the PerkinElmer brand and related trademarks and transferring them to the buyer (the “Brand Fee”). During fiscal years 2025 and 2024, the Company received $56.2 million and $18.8 million, respectively, of the Brand Fee.
The following table summarizes the results of discontinued operations which are presented as income from discontinued operations in the Company’s consolidated statements of operations:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Revenue	$—	$—	$176,324
Cost of revenue	—	—	125,219
Selling, general and administrative expenses	—	—	78,613
Research and development expenses	—	—	10,434
Operating loss	—	—	(37,942)
Other (loss) income:
(Loss) gain on sale	(817)	(25,448)	811,472
Other expense, net	—	—	(49)
Total other (loss) income	(817)	(25,448)	811,423
(Loss) income from discontinued operations before income taxes	(817)	(25,448)	773,481
(Benefit from) provision for income tax	(2,135)	(12,762)	259,890
Income (loss) from discontinued operations	$1,318	$(12,686)	$513,591
The capital expenditures from discontinued operations for the fiscal year 2023 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4:        Restructuring and Other Costs
Restructuring and other costs in fiscal year 2025 primarily included charges associated with workforce reductions and facility consolidations in an effort to streamline operations, other exit costs, abandonments or associated asset write-downs, cost of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities.
In fiscal year 2025, severance actions associated with facility consolidations and cost reduction measures affected approximately 5% of the Company’s workforce.
Restructuring and other costs in fiscal years 2024 and 2023 primarily included charges for workforce reductions and facility consolidations, abandonments or associated asset write-downs, cost of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities. Severance actions associated with facility consolidations and cost reduction initiatives were not material to the Company’s overall workforce in both fiscal years.
Restructuring and other costs, included in the selling, general and administrative expenses in the consolidated statements of operations, by segment are as follows:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Life Sciences	$15,552	$4,532	$6,203
Diagnostics	39,337	12,539	15,465
Corporate	1,043	383	4,933
	$55,932	$17,454	$26,601
The following table summarizes the changes in the Company’s accrued restructuring balance for fiscal year 2025. The changes in accrued restructuring balance for fiscal years 2024 and 2023 were not material. Other amounts reported as restructuring and other costs during fiscal year 2025 in the accompanying statement of income have been summarized in the notes to the table. Remaining obligations related to these accounts are expected to be paid over the next 12 months and are included in the accrued expenses and other current liabilities in the consolidated balance sheets.

(In thousands)
Balance at December 29, 2024	$3,836
Net restructuring charges incurred in 2025 (a)	28,167
Payments	(14,210)
Balance at December 28, 2025	$17,793

(a) Excludes $27.8 million of charges, principally $20.8 million for asset impairment and $0.8 million of lease abandonment charges in the Diagnostics segment and $6.2 million of lease abandonment charges in the Life Sciences segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5:        Interest and Other Expense, Net
Interest and other expense, net, consisted of the following for the fiscal years ended:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Interest income	$(31,103)	$(73,190)	$(72,131)
Interest expense	92,185	96,278	98,813
Change in fair value of investments	11,456	(7,958)	33,921
Other components of net periodic pension cost	871	8,508	19,006
Foreign exchange losses and other expense, net	14,949	6,977	37,977
Total interest and other expense, net	$88,358	$30,615	$117,586

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6:        Income Taxes
The components of income from continuing operations before income taxes were as follows for the fiscal years ended:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
U.S.	$142,633	$134,177	$51,314
Non-U.S.	125,644	181,949	131,662
Total	$268,277	$316,126	$182,976
The components of the provision for income taxes on continuing operations were as follows:

	Current Expense	Deferred Expense (Benefit)	Total
	(In thousands)
Fiscal year ended December 28, 2025
Federal	$12,257	$(14,468)	$(2,211)
State	10,328	(8,659)	1,669
Non-U.S.	67,292	(38,356)	28,936
Total	$89,877	$(61,483)	$28,394
Fiscal year ended December 29, 2024
Federal	$42,708	$(34,407)	$8,301
State	17,040	(10,962)	6,078
Non-U.S.	75,539	(56,863)	18,676
Total	$135,287	$(102,232)	$33,055
Fiscal year ended December 31, 2023
Federal	$39,800	$(60,845)	$(21,045)
State	9,183	(19,619)	(10,436)
Non-U.S.	78,154	(43,200)	34,954
Total	$127,137	$(123,664)	$3,473
The total provision for income taxes included in the consolidated financial statements is as follows for the fiscal years ended:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Continuing operations	$28,394	$33,055	$3,473
Discontinued operations	(2,135)	(12,762)	259,890
Total	$26,259	$20,293	$263,363
As described in Note 1 above, the Company has elected to adopt the guidance in ASU 2023-09 on a prospective basis. A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the fiscal year ended December 28, 2025 is as follows:

	Amount	Percent
	(In thousands)
Tax at statutory rate	$56,338	21.0%
Domestic state and local income taxes, net of federal effect (a)	(1,281)	(0.5)
Foreign tax effects
China

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Audit and dispute resolution	4,390	1.6
Other	(2,780)	(1.0)
Germany
Audit and dispute resolution	(2,902)	(1.1)
Rate change	4,850	1.8
State and local income taxes	(4,045)	(1.5)
Other	(1,942)	(0.7)
Other foreign jurisdictions	3,978	1.5
Tax credits
Foreign tax credits	(30,208)	(11.3)
Other	(2,473)	(0.9)
Nontaxable and nondeductible items
Effect of stock compensation	4,943	1.8
Other	(575)	(0.2)
Cross-border tax laws
Subpart F income	5,217	1.9
Foreign-derived intangible income	(15,526)	(5.8)
Other	3,855	1.4
Change in valuation allowance	8,644	3.2
Other	(2,003)	(0.6)
Worldwide changes in unrecognized tax benefits	(86)	—
Provision for income tax at effective tax rate	$28,394	10.6%

(a) State taxes in California, Massachusetts and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision is as follows for the fiscal years ended:

	December 29, 2024	December 31, 2023
	(In thousands)
Tax at statutory rate	$66,386	$38,346
Non-U.S. rate differential, net	(13,332)	(18,479)
U.S. taxation of multinational operations	(28,879)	(4,594)
State income taxes, net	2,174	(265)
Impact of rate changes	—	(12,795)
Prior year tax matters	(9,389)	3,971
Effect of stock compensation	2,960	2,225
General business tax credits	(17,634)	(4,718)
Transfer pricing matters	(2,391)	(6,725)
Change in valuation allowance	29,781	6,772
Effect of foreign repatriations	5,329	(4,737)
Other, net	(1,950)	4,472
Provision for income taxes	$33,055	$3,473
The amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign was as follows for the fiscal year ended December 28, 2025:

(In thousands)
Federal	$34,706
State and local	10,306
Foreign
Germany	14,636
Finland	23,957
The Netherlands	7,377
Singapore	16,300
All other foreign	24,068
Total income taxes paid, net of refunds received	$131,350
The amount of income taxes paid by the Company during fiscal years 2024 and 2023 were $154.9 million and $359.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The tabular reconciliation of the total amounts of unrecognized tax benefits is as follows for the fiscal years ended:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Unrecognized tax benefits, beginning of year	$149,785	$129,056	$57,948
Gross increases—tax positions in prior periods	1,638	29,623	64,697
Gross increases—current-period tax positions	—	—	14,969
Settlements	(10,224)	—	—
Lapse of statute of limitations	(3,046)	(7,251)	(10,830)
Foreign currency translation adjustments	4,361	(1,643)	2,272
Unrecognized tax benefits, end of year	$142,514	$149,785	$129,056
The Company classifies interest and penalties as a component of income tax expense. At December 28, 2025 and December 29, 2024, the Company had accrued interest and penalties of $4.5 million and $5.1 million, respectively. During fiscal years 2025, 2024 and 2023, the Company recognized a net expense (benefit) of $0.3 million, $(1.2) million and $(1.1) million, respectively, for interest and penalties in its total tax provision. At December 28, 2025, substantially all of the unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company is subject to income taxes in numerous jurisdictions and is routinely examined by taxing authorities. In the fourth quarter of 2025, the Internal Revenue Service (“IRS”) opened an examination of the Company’s fiscal year 2023 federal income tax return. In addition, the Company is currently under audit in Germany and Singapore. The resolution of these examinations could have a material impact on the Company’s future results of operations depending on their outcome. Further, various tax years after 2015 remain open to examination by certain taxing authorities in jurisdictions in which the Company has significant business operations, including China, Finland, Luxembourg, the Netherlands, and the United Kingdom. The specific tax years subject to examination vary by jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences and attributes that gave rise to deferred income tax assets and liabilities were as follows:

	December 28, 2025	December 29, 2024
	(In thousands)
Deferred tax assets:
Inventory	$11,879	$11,548
Reserves and accruals	80,623	70,544
Accrued compensation	19,554	23,637
Net operating loss and credit carryforwards	178,551	176,504
Accrued pension	11,800	12,773
Restructuring reserve	7,912	1,369
Deferred revenue	17,092	18,388
Capitalized research and development expenses	46,511	69,208
Operating lease liabilities	31,335	33,468
Unrealized foreign exchange losses	—	2,612
All other, net	219	775
Total deferred tax assets	405,476	420,826
Deferred tax liabilities:
Postretirement health benefits	(5,540)	(5,139)
Unrealized foreign exchange gains	(43,889)	—
Depreciation and amortization	(621,045)	(688,771)
Operating lease right-of-use assets	(27,758)	(30,881)
Prepaid expenses	(496)	(375)
Deferred tax liability on foreign earnings	(30,254)	(19,662)
Total deferred tax liabilities	(728,982)	(744,828)
Valuation allowance	(131,096)	(126,488)
Net deferred tax liabilities	$(454,602)	$(450,490)

The components of net deferred tax liabilities were recognized in the consolidated balance sheets as follows:

	December 28, 2025	December 29, 2024
	(In thousands)
Other assets, net	$32,652	$5,613
Deferred taxes and other long-term liabilities	(487,254)	(456,103)
Total	$(454,602)	$(450,490)

At December 28, 2025, the Company had U.S. federal net operating loss carryforwards of $102.6 million, state net operating loss carryforwards of $2.3 million, foreign net operating loss carryforwards of $551.9 million, state tax credit carryforwards of $6.1 million and foreign tax credit carryforwards of $33.2 million. Certain net operating loss carryforwards and state credit carryforwards do not expire, while other losses begin to expire in 2026.
Valuation allowances take into consideration limitations imposed upon the use of the tax attributes and reduce the value of such items to the likely net realizable amount. The Company regularly evaluates positive and negative evidence available to determine if valuation allowances are required or if existing valuation allowances are no longer required. Valuation allowances have been provided on state net operating loss and state tax credit carryforwards and on certain foreign tax attributes that the Company has determined are not more likely than not to be realized. The change in valuation allowance of $4.6 million for fiscal year 2025, primarily relates to valuation allowances recorded for losses in foreign jurisdictions and generation of foreign tax credit carryforwards for which realizability is not expected, partially offset by the release of a valuation allowance against certain state tax credits.
The Company records the applicable taxes associated with the future remittance of undistributed foreign earnings previously taxed at the U.S. federal level and/or that would be claimed for a dividend received deduction if repatriated. For the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining other undistributed foreign earnings and outside basis differences, we continue to be indefinitely reinvested and have not provided any taxes for these amounts.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key 2017 Tax Cuts & Jobs Act provisions. Notable domestic tax provisions include options related to the accelerated deduction of previously capitalized U.S. Section 174 research and development expenditures and permanent 100% bonus depreciation. Several of the provisions being modified are retroactive to an earlier date in 2025. The effects of such changes were included in the Company’s results in the period in which the law was enacted. The OBBBA also makes additional changes to international tax provisions, including substantive changes to existing GILTI, foreign-derived intangible income, and base erosion and anti-abuse tax provisions. The enactment of the OBBBA has no material impact on the Company’s fiscal year 2025 provision for income tax. The Company continues to monitor guidance that could be issued clarifying or implementing OBBBA.

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

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Number of common shares—basic	116,542	122,756	124,704
Effect of dilutive securities:
Stock options	15	57	108
Restricted stock awards	38	9	—
Number of common shares—diluted	116,595	122,822	124,812
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,290	951	1,089
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

Note 8:     Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
Accounts receivable, net	$744,671	$632,400
Long-term accounts receivable, net, included in Other assets, net	38,008	28,163
Total accounts receivable, net	$782,679	$660,563

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for credit losses consisted of the following:

	Balance at Beginning of Year	Provisions	Charges/ Write-offs	Other(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2023	$37,543	$9,067	$(3,559)	$329	$43,380
Year ended December 29, 2024	43,380	9,715	(4,487)	(636)	47,972
Year ended December 28, 2025	47,972	2,476	(3,513)	1,128	48,063
(1) Other amounts primarily relate to the impact of foreign exchange movements.

Note 9:    Inventories, Net
Inventories, net consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
Raw materials	$173,033	$174,502
Work in progress	68,983	65,191
Finished goods	137,481	127,894
Total inventories, net	$379,497	$367,587

Note 10:    Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
At cost:
Land	$33,016	$29,521
Building and leasehold improvements	391,098	364,556
Machinery and equipment	534,711	486,614
Capitalized internal-use software	134,309	101,193
Total property, plant and equipment	1,093,134	981,884
Accumulated depreciation	(613,885)	(499,667)
Total property, plant and equipment, net	$479,249	$482,217
Depreciation expense on property, plant and equipment for the fiscal years 2025, 2024 and 2023 were $69.8 million, $68.5 million and $66.7 million, respectively. During fiscal year 2025, as part of the restructuring actions, the Company recognized an asset impairment amounting to $20.8 million related to certain property and equipment, which is included in Note 4, Restructuring and other costs, and in Selling, general and administrative expenses in the consolidated statements of operations. During fiscal year 2024, the Company recognized an asset impairment amounting to $22.8 million related to capitalized internal-use software in the Diagnostics segment, which is included in Selling, general and administrative expenses in the consolidated statements of operations.

Note 11:    Marketable Securities and Investments
 Investments consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
Marketable securities - available for sale	$27,956	$27,413
Equity investments	49,814	56,170
Notes receivables and other investments	12,366	12,337
	$90,136	$95,920
Marketable securities - available for sale. Marketable securities, which are included in Other assets, net, are accounted for as available for sale and include equity and fixed-income securities. The net unrealized holding gain and loss on marketable securities, net of income taxes, reported as a component of other comprehensive income (loss) in the consolidated statements of stockholders’ equity, was not material. The proceeds from the sales of securities and the related gains and losses are not material for any period presented.
Equity investments. The Company has equity interests in privately-held entities over which the Company neither has significant influence nor control. Equity investments, which are included in Other assets, net, in the consolidated balance sheets, have no readily determinable fair values and are carried at cost less any impairment.
The amount of upward adjustments during the periods presented were not material. The cumulative amount of upward adjustments as of each of December 28, 2025 and December 29, 2024 was $31.3 million. The amount of asset impairment and downward adjustments during fiscal years 2025 and 2024 were $13.3 million and $2.1 million, respectively. The cumulative amount of impairments and downward adjustments as of December 28, 2025 and December 29, 2024 was $20.5 million and $7.1 million, respectively. The impairments were measured using fair value estimates developed using an income approach as well as consideration of comparable assets, which are level 3 measurements.
Notes receivables and other investments. Notes receivables and other investments, which are included in Other assets, net, in the consolidated balance sheets, are carried at cost less allowance for credit losses. The amortized cost of these investments are not materially different than the fair value. Notes receivables and other investments with a notional amount and carrying value of $0.4 million are convertible into equity securities or are due within one to five years if not converted. Notes receivables and other investments with a notional amount and carrying value of $12.0 million are convertible into equity securities or are due and payable upon an event of default (as defined in the applicable agreement). The credit losses, included in Interest and other expense, net, in the consolidated statements of operations, during fiscal years 2024 and 2023 were $1.8 million and $34.5 million, respectively.

Note 12:    Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for fiscal years 2025 and 2024 are as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 31, 2023	$4,587,938	$1,945,612	$6,533,550
Foreign currency translation	(46,471)	(23,460)	(69,931)
Balance at December 29, 2024	4,541,467	1,922,152	6,463,619
Foreign currency translation	105,495	44,379	149,874
Other	98,000	(98,000)	—
Balance at December 28, 2025	$4,744,962	$1,868,531	$6,613,493

Amortizable intangible asset balances at December 28, 2025 and December 29, 2024 were as follows:

	December 28, 2025	December 29, 2024
	(In thousands)
Patents	$27,592	$27,808
Less: Accumulated amortization	(26,524)	(26,293)
Net patents	1,068	1,515
Trade names and trademarks	150,103	142,588
Less: Accumulated amortization	(102,234)	(87,824)
Net trade names and trademarks	47,869	54,764
Licenses	27,561	27,164
Less: Accumulated amortization	(19,849)	(17,855)
Net licenses	7,712	9,309
Core technology	1,624,925	1,561,831
Less: Accumulated amortization	(921,325)	(735,532)
Net core technology	703,600	826,299
Customer relationships	2,870,384	2,807,909
Less: Accumulated amortization	(1,283,630)	(1,058,875)
Net customer relationships	1,586,754	1,749,034
Net amortizable intangible assets	$2,347,003	$2,640,921
Total amortization expense related to amortizable intangible assets was $335.6 million in fiscal year 2025, $359.4 million in fiscal year 2024 and $365.1 million in fiscal year 2023. Estimated amortization expense related to amortizable intangible assets for each of the next five years is $332.2 million in fiscal year 2026, $304.7 million in fiscal year 2027, $278.7 million in fiscal year 2028, $249.3 million in fiscal year 2029, and $221.5 million in fiscal year 2030.

Note 13:    Debt
 The Company’s debt consisted of the following:

	December 28, 2025
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,857)	$(2,857)
1.900% Senior Unsecured Notes due in 2028 (“2028 Notes”)	500,000	(148)	(1,791)	498,061
3.3% Senior Unsecured Notes due in 2029 (“2029 Notes”)	850,000	(1,169)	(3,235)	845,596
2.55% Senior Unsecured Notes due in March 2031 (“March 2031 Notes”)	400,000	(75)	(1,952)	397,973
2.250% Senior Unsecured Notes due in September 2031 (“September 2031 Notes”)	500,000	(919)	(2,641)	496,440
3.625% Senior Unsecured Notes due in 2051 (“2051 Notes”)	400,000	(3)	(3,974)	396,023
Total Long-Term Debt	2,650,000	(2,314)	(16,450)	2,631,236
Current Portion of Long-Term Debt:
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	589,450	(343)	(279)	588,828
Total Current Portion of Long-Term Debt	589,450	(343)	(279)	588,828
Total Debt	$3,239,450	$(2,657)	$(16,729)	$3,220,064

	December 29, 2024
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(1,208)	$(1,208)
2026 Notes	521,700	(834)	(780)	520,086
2028 Notes	500,000	(200)	(2,408)	497,392
2029 Notes	850,000	(1,448)	(4,010)	844,542
March 2031 Notes	400,000	(88)	(2,294)	397,618
September 2031 Notes	500,000	(1,065)	(3,059)	495,876
2051 Notes	400,000	(4)	(4,059)	395,937
Other Debt Facilities, non-current	233	—	—	233
Total Long-Term Debt	3,171,933	(3,639)	(17,818)	3,150,476
Current Portion of Long-Term Debt:
Other Debt Facilities, current	242	—	—	242
Total Current Portion of Long-Term Debt	242	—	—	242
Total Debt	$3,172,175	$(3,639)	$(17,818)	$3,150,718

Senior Unsecured Revolving Credit Facility. The Company entered into a senior unsecured revolving credit facility in 2021 (the “2021 Senior Unsecured Revolving Credit Facility”) with a five-year term and a borrowing capacity of $1.5 billion available through August 24, 2026. On January 7, 2025, the 2021 Senior Unsecured Revolving Credit Facility was replaced with a new senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030. Borrowings will bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company’s option at either (a) the base rate (as described in the credit agreement), or (b) the Term Secured Overnight Financing Rate (“Term SOFR”) (as described in the credit agreement), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) Term SOFR plus 1.00%. The credit agreement for the new facility contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capitalization ratio that remains applicable for so long as the Company’s debt is rated as investment grade. In the event that the Company’s debt is not rated as investment grade, the debt-to-capitalization ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.
The following table summarizes the maturities of the Company’s indebtedness as of December 28, 2025:

(In thousands)
2026	$589,450
2027	—
2028	500,000
2029	850,000
2030	—
2031 and thereafter	1,300,000
Total debt payments	$3,239,450

Note 14:    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 28, 2025	December 29, 2024
	(In thousands)
Payroll and incentives	$71,406	$74,984
Employee benefits	48,128	44,183
Deferred revenue	160,194	140,212
Federal, non-U.S. and state income taxes	80,565	74,403
Operating lease liabilities	30,035	23,582
Other accrued operating expenses	166,626	128,031
Total accrued expenses and other current liabilities	$556,954	$485,395

Note 15:    Employee Benefit Plans
 Savings Plan: The Company has a 401(k) Savings Plan for the benefit of all qualified U.S. employees, with such employees receiving matching contributions in the amount equal to 100.0% of the first 5.0% of eligible compensation up to applicable Internal Revenue Service limits. Savings plan expense was $13.8 million in fiscal year 2025, $13.3 million in fiscal year 2024, and $15.0 million in fiscal year 2023.
Pension Plans: The Company has a defined benefit pension plan covering certain U.S. employees and non-U.S. pension plans for certain non-U.S. employees. The principal U.S. defined benefit pension plan is closed to new hires and plan benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have been frozen. The plans provide benefits that are based on an employee’s years of service and compensation near retirement.
In December 2024, the Company entered into an annuity purchase agreement to irrevocably transfer a portion of the U.S. pension benefit obligation to a third-party insurance company. The annuity purchase price was $94.1 million and was funded from U.S. pension plan assets. The resulting settlement of the U.S. pension plan was not material and is included in the actuarial gains and losses recognized during fiscal year 2024.
In January 2025, the Company executed a sale of its United Kingdom (“UK”) pension plan to a third party as part of a multi-year buy-out plan. Following satisfaction of all obligations in the buy-out agreement, excess plan assets of $2.7 million, net of taxes, reverted to the Company. The resulting settlement of the UK pension plan was not material and was included in the actuarial gains and losses recognized during fiscal year 2025.
As of December 28, 2025, all the principal non-U.S. pension plans are unfunded.
 Net periodic pension cost for U.S. and non-U.S. plans included the following components for fiscal years ended:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Service and administrative costs	$3,253	$5,017	$5,736
Interest cost	9,398	17,008	19,585
Expected return on plan assets	(4,003)	(12,899)	(14,600)
Actuarial (gains) losses	(5,188)	1,188	9,341
Net periodic pension cost	$3,460	$10,314	$20,062
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the changes in the funded status of the principal U.S. pension plan and the principal non-U.S. pension plans and the amounts recognized in the Company’s consolidated balance sheets as of December 28, 2025 and December 29, 2024.

	December 28, 2025		December 29, 2024
	Non-U.S.	U.S.	Non-U.S.	U.S.
	(In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations	$132,279	$91,185	$212,120	$90,293
Change in benefit obligations:
Projected benefit obligations at beginning of year	$212,120	$90,293	$227,579	$208,505
Service and administrative costs	1,811	1,425	3,442	1,575
Interest cost	4,476	4,922	7,966	9,042
Benefits paid and plan expenses	(8,045)	(8,717)	(14,770)	(20,986)
Plan settlements	(89,351)	—	—	(96,270)
Actuarial (gains) losses	(4,065)	3,262	(2,950)	(11,573)
Effect of exchange rate changes	15,333	—	(9,147)	—
Projected benefit obligations at end of year	$132,279	$91,185	$212,120	$90,293
Change in plan assets:
Fair value of plan assets at beginning of year	$93,500	$91,777	$112,305	$202,331
Actual return on plan assets	—	7,965	(9,513)	6,702
Benefits paid and plan expenses	(8,045)	(9,571)	(14,770)	(20,986)
Employer’s contributions	8,045	—	7,066	—
Refund of annuity purchase premium	—	2,147	—	—
Plan settlements	(89,351)	—	—	(96,270)
Excess plan assets returned to the employer	(3,271)	—	—	—
Effect of exchange rate changes	(878)	—	(1,588)	—
Fair value of plan assets at end of year	$—	$92,318	$93,500	$91,777
Net (liabilities) assets recognized in the consolidated balance sheets	$(132,279)	$1,133	$(118,620)	$1,484

Net amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$1,133	$7,552	$1,484
Current liabilities	(7,962)	—	(7,099)	—
Long-term liabilities	(124,317)	—	(119,073)	—
Net (liabilities) assets recognized in the consolidated balance sheets	$(132,279)	$1,133	$(118,620)	$1,484

Actuarial assumptions as of the year-end measurement date:
Discount rate	3.90%	5.29%	4.19%	5.71%
Rate of compensation increase	3.18%	None	3.19%	None
Actuarial assumptions used to determine net periodic pension cost during the year were as follows:

	December 28, 2025		December 29, 2024		December 31, 2023
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Discount rate	4.19%	5.71%	3.69%	4.54%	4.12%	4.84%
Rate of compensation increase	3.19%	None	3.19%	None	3.16%	None
Expected rate of return on assets	None	4.60%	3.78%	4.60%	3.92%	4.80%

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
The following table provides a breakdown of the non-U.S. benefit obligations and fair value of assets for pension plans that have benefit obligations in excess of plan assets:

	December 28, 2025	December 29, 2024
	(In thousands)
Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligations	$132,279	$126,172
Fair value of plan assets	—	—

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligations	$132,279	$126,172
Fair value of plan assets	—	—
 Assets of the defined benefit pension plans are primarily equity and debt securities. Asset allocations as of December 28, 2025 and December 29, 2024, and target asset allocations for fiscal year 2026 are as follows:

	Target Allocation	Percentage of Plan Assets at
	January 3, 2027	December 28, 2025	December 29, 2024
Asset Category	U.S.	U.S.	Non-U.S.	U.S.
Equity securities	0-10%	5%	—%	5%
Debt securities	90-100%	95%	—%	95%
Other	0-10%	—%	100%	—%
Total	100%	100%	100%	100%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of the Company’s pension plan assets as of December 28, 2025 and December 29, 2024 by asset category, classified in the three levels of inputs described in Note 20, Fair Value Measurements, are as follows:

		Fair Value Measurements at December 28, 2025 Using:
	Total Carrying Value at December 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and cash equivalents	$615	$615	$—	$—
Equity securities:
U.S. large-cap	2,833	2,833	—	—
International large-cap value	1,149	1,149	—	—
Emerging markets growth	484	484	—	—
Fixed income securities:
Corporate and U.S. debt instruments	87,237	—	87,237	—
Total assets measured at fair value	$92,318	$5,081	$87,237	$—

		Fair Value Measurements at December 29, 2024 Using:
	Total Carrying Value at December 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$7,555	$7,555	$—	$—
Equity securities:
U.S. large-cap	3,049	3,049	—	—
International large-cap value	887	887	—	—
Emerging markets growth	403	403	—	—
Fixed income securities:
Corporate and U.S. debt instruments	83,267	25,905	57,362	—
Corporate bonds	1,630	—	1,630	—
Other types of investments:
Foreign liability driven instrument	88,486	—	—	88,486
Total assets measured at fair value	$185,277	$37,799	$58,992	$88,486

Valuation Techniques: Valuation techniques utilized need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the methodologies utilized at December 28, 2025 compared to December 29, 2024. The following is a description of the valuation techniques utilized to measure the fair value of the assets shown in the table above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Types of Investments:   In September 2021, the Company’s UK pension plan executed a buy-in contract with Phoenix Life LTD (“Phoenix”), under which the Company made an upfront payment to Phoenix in exchange for Phoenix’s agreement to make the benefit payments under the Company’s UK pension plan due to specified participants and their beneficiaries, thus transferring most of the investment and longevity risk associated with the covered participants and beneficiaries from the Company to Phoenix. This buy-in contract was considered a liability-driven investment (“LDI”) solution. These were categorized as Level 3 assets.
The Company’s policy is to recognize significant transfers between levels at the actual date of the event.
A reconciliation of the beginning and ending Level 3 investments is as follows:

(In thousands)
Balance at December 31, 2023	$100,666
Pension benefits paid	(6,216)
Foreign exchange losses	(1,237)
Return on plan assets	(4,727)
Balance at December 29, 2024	88,486
Foreign exchange losses	(831)
Settlement of plan obligation	(87,655)
Balance at December 28, 2025	$—

With respect to plans outside of the United States, the Company expects to contribute $7.9 million in the aggregate during fiscal year 2026.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Non-U.S.	U.S.
	(In thousands)
2026	$7,962	$8,458
2027	7,980	8,409
2028	8,053	8,345
2029	7,819	8,202
2030	8,046	8,027
2031-2035	39,113	35,989

The Company also sponsors a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits. Effective July 31, 2000, this plan was closed to new entrants. At December 28, 2025 and December 29, 2024, the projected benefit obligations were each $16.4 million. Assets with a fair value of $0.1 million and $0.6 million, segregated in a trust (which is included in marketable securities in the Other assets, net, on the consolidated balance sheets), were available to meet this obligation as of December 28, 2025 and December 29, 2024, respectively. Pension income and expenses for this plan netted to expense of $1.8 million in fiscal year 2025, income of $0.3 million in fiscal year 2024 and expense of $1.5 million in fiscal year 2023.

Post-retirement Medical Plan:  The Company provides healthcare benefits for eligible retired U.S. employees under a comprehensive major medical plan or under health maintenance organizations where available. Eligible U.S. employees qualify for retiree health benefits if they retire directly from the Company and have at least ten years of service. Generally, the major medical plan pays stated percentages of covered expenses after a deductible is met and takes into consideration payments by other group coverage and by Medicare. The plan requires retiree contributions under most circumstances and has provisions for cost-sharing charges. Effective January 1, 2000, this plan was closed to new hires. For employees retiring after 1991, the Company has capped its medical premium contribution based on employees’ years of service. The Company funds the amount allowable under a 401(h) provision in the Company’s defined benefit pension plan. Assets of the plan are primarily equity and debt securities and are available only to pay retiree health benefits. The costs of this plan are not material and the net assets in the plan totaled $21.2 million and $19.2 million at December 28, 2025 and December 29, 2024, respectively.

Note 16:    Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $10.8 million and $14.2 million as of December 28, 2025 and December 29, 2024, respectively, in accrued expenses and other current liabilities, which represents its management’s estimate of the cost of the remediation of known environmental matters, and does not include any potential liability for related personal injury or property damage claims. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at December 28, 2025 should not have a material adverse effect on the Company’s consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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
 The following table summarizes total pre-tax compensation expense recognized related to the Company’s stock options, restricted stock, restricted stock units, performance restricted stock units and stock grants, included in the Company’s consolidated statements of operations:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Cost of product and service revenue	$2,149	$2,495	$4,224
Research and development expenses	1,577	3,863	5,276
Selling, general and administrative expenses	19,121	31,451	31,910
Total stock-based compensation expense	$22,847	$37,809	$41,410
The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $5.3 million in fiscal year 2025, $8.0 million in fiscal year 2024 and $10.6 million in fiscal year 2023. Stock-based compensation costs capitalized as part of inventory were immaterial in all periods presented.

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

	December 28, 2025	December 29, 2024	December 31, 2023
Risk-free interest rate	4.0%	4.1%	4.1%
Expected dividend yield	0.3%	0.3%	0.2%
Expected lives	5 years	5 years	5 years
Expected stock volatility	33.2%	33.6%	32.7%
The following table summarizes stock option activity for the fiscal year ended December 28, 2025:

	Number of Shares	Weighted-Average Exercise Price
	(In thousands)
Outstanding at beginning of year	1,160	$130.50
Granted	371	105.16
Exercised	(37)	82.16
Canceled	(16)	142.15
Forfeited	(16)	116.30
Outstanding at end of year	1,462	$125.32
Exercisable at end of year	855	$138.29
 The aggregate intrinsic value for outstanding and exercisable stock options at December 28, 2025 was $1.0 million with a weighted-average remaining contractual term of 2.6 years. At December 28, 2025, there were 1.5 million outstanding stock options that were vested and expected to vest in the future, with an aggregate intrinsic value of $2.2 million and a weighted-average remaining contractual term of 4.0 years.
 The weighted-average grant-date fair value of options granted during fiscal years 2025, 2024 and 2023 was $37.10, $37.85, and $45.18 per share, respectively. The total intrinsic value of options exercised during fiscal years 2025, 2024 and 2023 was $1.4 million, $4.9 million, and $2.4 million, respectively. Cash received from option exercises for fiscal years 2025, 2024 and 2023 was $2.9 million, $7.7 million, and $4.3 million, respectively. The total compensation expense recognized related to the Company’s outstanding options was $9.2 million in fiscal year 2025, $9.8 million in fiscal year 2024 and $9.1 million in fiscal year 2023.
There was $15.4 million of total unrecognized compensation cost related to nonvested stock options granted as of December 28, 2025. This cost is expected to be recognized over a weighted-average period of 2.0 years.
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

The following table summarizes restricted stock award activity for the fiscal year ended December 28, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Nonvested at beginning of year	275	$122.80
Granted	197	109.71
Vested	(122)	131.16
Forfeited	(21)	112.40
Nonvested at end of year	329	$112.56
 The fair value of restricted stock awards vested during fiscal years 2025, 2024 and 2023 was $16.0 million, $30.9 million, and $31.5 million, respectively. The total compensation expense recognized related to the restricted stock awards was $16.4 million in fiscal year 2025, $22.3 million in fiscal year 2024 and $28.3 million in fiscal year 2023.
 As of December 28, 2025, there was $20.3 million of total unrecognized compensation cost, related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan:
In April 1999, the Company’s shareholders approved the 1998 Employee Stock Purchase Plan. In April 2005, the Compensation and Benefits Committee of the Company’s Board of Directors (the “Board”) voted to amend the Employee Stock Purchase Plan, effective July 1, 2005, whereby participating employees have the right to purchase common stock at a price equal to 95% of the closing price on the last day of each six-month offering period. The number of shares which an employee may purchase, subject to certain aggregate limits, is determined by the employee’s voluntary contribution, which may not exceed 10% of the employee’s base compensation. During fiscal year 2025, the Company issued 27,111 shares of common stock under the Company’s Employee Stock Purchase Plan at a weighted-average price of $98.14 per share. During fiscal year 2024, the Company issued 14,339 shares under this plan at a weighted-average price of $99.62 per share. During fiscal year 2023, the Company issued 28,899 shares under this plan at a weighted-average price of $108.37 per share. At December 28, 2025, there remains available for sale to employees an aggregate of 0.6 million shares of the Company’s common stock out of the 5.0 million shares authorized by shareholders for issuance under this plan.

Note 18:    Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive (loss) income consisted of the following:

	Foreign Currency Translation Adjustment, net of tax	Unrecognized Prior Service Costs, net of tax	Unrealized (Losses) Gains on Securities, net of tax	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, January 1, 2023	$(446,664)	$(798)	$(35)	$(447,497)
Current year change	80,172	—	(181)	79,991
Reclassification to retained earnings	90,814	—	—	90,814
Balance, December 31, 2023	(275,678)	(798)	(216)	(276,692)
Current year change	(119,260)	—	(153)	(119,413)
Balance, December 29, 2024	(394,938)	(798)	(369)	(396,105)
Current year change	173,876	—	94	173,970
Balance, December 28, 2025	$(221,062)	$(798)	$(275)	$(222,135)
The unrealized foreign exchange (gains) losses, net of income taxes, on intercompany debt for which repayment is not anticipated in the foreseeable future that was recorded in AOCI for the fiscal years 2025, 2024 and 2023 were $(165.3) million, $(0.9) million and $11.3 million, respectively.

Income taxes related to foreign currency translation adjustments recognized in AOCI during fiscal year 2025 were $59.5 million. Income taxes related to foreign currency translation adjustments recognized in AOCI during fiscal years 2024 and 2023 were not material.
Stock Repurchases:
On October 24, 2024, the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). On October 23, 2025, the Repurchase Program was terminated by the Board and the Board authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a new stock repurchase program (the “New Repurchase Program”). The New Repurchase Program will expire on October 22, 2027 unless terminated earlier by the Board and may be suspended or discontinued at any time. During fiscal year 2025, the Company repurchased 7,264,299 shares of common stock under the Repurchase Program for an aggregate cost of $695.4 million. During fiscal year 2025, the Company repurchased 1,245,232 shares of common stock under the New Repurchase Program for an aggregate cost of $120.5 million. As of December 28, 2025, $879.5 million remained available for aggregate repurchases of shares under the New Repurchase Program.
Subsequent to fiscal year 2025, the Company repurchased 608,907 shares of common stock under the New Repurchase Program at an aggregate cost of $64.2 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During fiscal year 2025, the Company repurchased 37,710 shares of common stock for this purpose at an aggregate cost of $4.2 million. During fiscal year 2024, the Company repurchased 86,484 shares of common stock for this purpose at an aggregate cost of $9.8 million. During fiscal year 2023, the Company repurchased 103,144 shares of common stock for this purpose at an aggregate cost of $13.1 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.

Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share in each quarter of fiscal years 2025, 2024 and 2023, resulting in an annual cash dividends of $0.28 per share for fiscal years 2025, 2024 and 2023. At December 28, 2025, the Company had accrued $7.8 million for a dividend declared in October 23, 2025 for the fourth quarter of fiscal year 2025 that was paid in February 2026. On January 26, 2026, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2026 that will be payable in May 2026. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling

$598.4 million at December 28, 2025 and $409.8 million at December 29, 2024, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of fiscal years 2025, 2024 and 2023.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of December 28, 2025, the total notional amount of the 2026 Notes that was designated to hedge investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange losses (gains) recorded in AOCI related to the net investment hedge were $67.6 million, $(31.7) million and $19.5 million during the fiscal years 2025, 2024 and 2023, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive income (loss) into interest and other expense, net within the next twelve months.

Note 20:    Fair Value Measurements
 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities, accounts receivable and notes receivable. The Company believes it had no significant concentrations of credit risk as of December 28, 2025.
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
 The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of December 28, 2025 and December 29, 2024 classified in one of the three classifications described above:

		Fair Value Measurements at December 28, 2025 Using:
	Total Carrying Value at December 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,956	$27,956	$—	$—
Foreign exchange derivative assets	1,832	—	1,832	—
Foreign exchange derivative liabilities	(1,487)	—	(1,487)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liability	(17,869)	—	—	(17,869)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 29, 2024 Using:
	Total Carrying Value at December 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,413	$27,413	$—	$—
Foreign exchange derivative assets	861	—	861	—
Foreign exchange derivative liabilities	(1,048)	—	(1,048)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liability	(21,753)	—	—	(21,753)

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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s consolidated balance sheet on a net basis and are recorded in other assets. As of both December 28, 2025 and December 29, 2024, none of the master netting arrangements involved collateral.
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
The fair value of the contingent consideration asset was initially measured using a lattice model and recognized upon the sale of the Business on March 13, 2023. In accordance with the terms of the sale of the Business, the Company is entitled to receive up to $150.0 million that is contingent on the exit valuation the buyer and its affiliated funds receive on a sale or other capital event related to the Business. Potential valuation adjustments may be made as additional information and market factors that impact the expected exit valuation of the Business becomes available, with the impact of such adjustments being recorded in the Company’s consolidated statements of operations. The Company recognized $15.9 million upon the sale of Business in fiscal year 2023. The change in fair value of $(1.0) million was recognized in selling, general and administrative expenses in fiscal year 2023. Adjustments to the fair value since initial recognition were not material. As of December 28, 2025 and December 29, 2024, the carrying value of the contingent consideration asset was $14.9 million.
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
As of December 28, 2025, the Company may have to pay contingent consideration, related to acquisitions with open contingency periods that are substantially all revenue-based considerations, of up to $75.3 million. The expected maximum earnout period for acquisitions with open contingency period is 5.9 years from December 28, 2025, and the remaining weighted average expected earnout period at December 28, 2025 was 3.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

(In thousands)
Balance at January 1, 2023	$(46,618)
Amounts paid and foreign currency translation	9,741
Change in fair value (included within selling, general and administrative expenses)	(3,128)
Balance at December 31, 2023	(40,005)
Amounts paid and foreign currency translation	16,383
Change in fair value (included within selling, general and administrative expenses)	1,869
Balance at December 29, 2024	(21,753)
Amounts paid and foreign currency translation	2,484
Change in fair value (included within selling, general and administrative expenses)	1,400
Balance at December 28, 2025	$(17,869)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,963.7 million and aggregate carrying value of $3,222.9 million as of December 28, 2025. The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,765.5 million and aggregate carrying value of $3,151.5 million as of December 29, 2024. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.
The Company’s other debt facilities, including the Company’s senior unsecured revolving credit facility, had an aggregate carrying value of $0.5 million as of December 29, 2024. The carrying value approximates fair value and were classified as Level 2.

Note 21:    Leases
Lessee Disclosures
The Company leases certain property and equipment under operating and finance leases. The Company’s leases have remaining lease terms of less than 1 year to 25 years, some of which include options to extend the lease for up to 5 years, and some of which include options to terminate the lease within 1 year. Finance leases are not material to the Company.
The components of lease expense were as follows:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Operating lease cost	$47,862	$40,957	$47,738
Supplemental cash flow information related to leases was as follows:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,179	$33,198	$42,597
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	17,249	47,649	10,049

Supplemental balance sheet information related to leases was as follows:

	December 28, 2025	December 29, 2024
	(In thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$165,439	$167,716

Operating lease liabilities included in Accrued expenses and other current liabilities	$30,035	$23,582
Operating lease liabilities	148,108	151,505
Total operating lease liabilities	$178,143	$175,087

Weighted Average Remaining Lease Term in Years
Operating leases	7.3	8.2

Weighted Average Remaining Discount Rate
Operating leases	4.9%	4.7%
Lease costs from finance leases, short-term leases, variable lease costs and sub-lease income are not material.
Future payments of operating lease liabilities as of December 28, 2025 were as follows:

(In thousands)
2026	$37,328
2027	35,369
2028	29,214
2029	23,760
2030	20,094
2031 and thereafter	66,155
Total lease payments	211,920
Less imputed interest	(33,777)
Total operating lease liabilities	$178,143

Note 22:    Segment and Geographic Area Information
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
The primary financial measure by which the Company evaluates the performance of its segments is adjusted operating income, which consists of operating income plus amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily adjustments to the fair value of acquired inventory that are subsequently recognized), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, primarily including restructuring actions, significant litigation matters and transformation costs. The CODM does not evaluate operating segments using discrete asset information and there are no segment assets reported to the CODM. Accordingly, no segment assets have been reported.
Revenue and operating income, including significant segment expenses, by reportable segment are shown in the table below for the fiscal years ended:

	December 28, 2025			December 29, 2024			December 31, 2023
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$1,431,104	$1,424,947	$2,856,051	$1,398,601	$1,356,425	$2,755,026	$1,458,192	$1,292,379	$2,750,571
Segment cost of revenue	516,297	633,769		488,188	576,162		510,445	548,612
Segment selling, general and administrative expenses	344,516	343,430		338,755	336,325		328,068	341,155
Segment research and development expenses	112,029	103,582		104,382	90,000		107,429	104,585
Segment operating income	$458,262	$344,166	802,428	$467,276	$353,938	821,214	$512,250	$298,027	810,277
Corporate expenses			(28,944)			(41,754)			(40,417)
Amortization of intangible assets			(335,586)			(359,376)			(365,113)
Purchase accounting adjustments			(1,248)			79			(5,956)
Acquisition and divestiture-related costs			(3,783)			(25,379)			(69,159)
Transformation costs			(9,280)			—			—
Asset impairment			—			(22,814)			—
Significant litigation matters and settlements			(12,228)			(7,775)			(12)
Significant environmental matters			1,208			—			(2,457)
Restructuring and other, net			(55,932)			(17,454)			(26,601)
Interest and other expense, net			(88,358)			(30,615)			(117,586)
Income from continuing operations before income taxes			$268,277			$316,126			$182,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense included in the Company’s reportable segment operating income and corporate expenses is as follows:

	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
Life Sciences	$33,485	$30,128	$30,110
Diagnostics	33,403	36,074	33,994
Corporate	2,867	2,271	2,551
Total depreciation expense	$69,755	$68,473	$66,655
The following geographic area information for continuing operations includes revenue based on location of external customers for the three fiscal years ended December 28, 2025 and net long-lived assets based on physical location as of December 28, 2025 and December 29, 2024:

	Revenue
	December 28, 2025	December 29, 2024	December 31, 2023
	(In thousands)
U.S.	$1,126,274	$1,097,856	$1,117,654
International:
China	425,060	450,007	454,426
Germany	177,664	162,575	193,170
United Kingdom	126,849	112,883	125,419
Other international	1,000,204	931,705	859,902
Total international	1,729,777	1,657,170	1,632,917
Total revenue	$2,856,051	$2,755,026	$2,750,571

	Net Long-Lived Assets (a)
	December 28, 2025	December 29, 2024
	(In thousands)
U.S.	$341,172	$348,868
International:
Germany	130,645	134,713
United Kingdom	40,839	35,097
China	34,894	49,207
Other international	201,481	177,995
Total international	407,859	397,012
Total net long-lived assets	$749,031	$745,880
(a) Long-lived assets consist of property and equipment, net, operating lease right-of-use assets, rental equipment and other long-term assets.

Note 23:        Subsequent Events
Subsequent to fiscal year 2025, the Company completed its acquisition of Advanced Chemistry Development Inc. (“ACD/Labs”) for $72 million in cash paid at the closing and up to $8 million in contingent consideration to be paid in cash based on the achievement of certain revenue metrics through 2028. ACD/Labs is based in Toronto, Canada, has approximately 200 employees, and is a provider of scientific software solutions that support analytical characterization and molecular design across pharmaceutical and material sciences end markets. ACD/Labs will be recognized in the Life Sciences segment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on this assessment, our management concluded that, as of December 28, 2025, our internal control over financial reporting was effective based on those criteria.
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Revvity, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Revvity, Inc. and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
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

/s / DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 24, 2026

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 28, 2025, Anita Gonzales and Miriame Victor, each an officer for purposes of
Section 16 of the Securities Exchange Act of 1934, adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Anita Gonzales	Vice President and Chief Accounting Officer	November 7, 2025	April 20, 2026 - November 6, 2026	Up to 249
Miriame Victor	Senior Vice President, Chief Commercial Officer	November 26, 2025	February 24, 2026 - March 2, 2026	Up to 1,862
During the three months ended December 28, 2025, none of our directors or officers, for purposes of Section 16 of the Securities Exchange Act of 1934, adopted a “non-Rule 10b5-1 trading arrangement”, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information required to be disclosed by the Item pursuant to Item 401, Item 405, Item 407 and Item 408(b) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2026 under the captions “Proposal No. 1 Election of Directors”, “Delinquent Section 16(a) Reports” and “Information Relating to Our Board of Directors and Its Committees” and is incorporated in this annual report on Form 10-K by reference.
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

Item 11.    Executive Compensation
     The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2026 under the captions “Director Compensation,” “Information Relating to Our Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2026 under the caption “Beneficial Ownership of Common Stock,” and is incorporated in this annual report on Form 10-K by reference.
     The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2026 under the caption “Executive Compensation—Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
     The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2026 under the caption “Information Relating to Our Board of Directors and Its Committees—Certain Relationships and Policies on Related Party Transactions,” and is incorporated in this annual report on Form 10-K by reference.
The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2026 under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence,” and is incorporated in this annual report on Form 10-K by reference.

Item 14.    Principal Accountant Fees and Services
     The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on April 28, 2026 under the caption “Information Relating to Our Board of Directors and Its Committees—Independent Registered Public Accounting Firm Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

1. FINANCIAL STATEMENTS

Included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 28, 2025

Consolidated Statements of Comprehensive Income for Each of the Three Fiscal Years in the Period Ended December 28, 2025
Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024

Consolidated Statements of Stockholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 28, 2025

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 28, 2025

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

3.1
Revvity, Inc.'s Restated Articles of Organization, as amended, filed with the Commission on May 6, 2025 as Exhibit 3.1 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

3.2	Revvity, Inc.'s Amended and Restated By-laws, filed with the Commission on May 6, 2025 as Exhibit 3.2 to our quarterly report on Form 10-Q (File No. 001-05075) and herein incorporated by reference.

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

19
Securities Trading Policy dated as of February 11, 2025, filed with the Commission on February 25, 2025 as Exhibit 19 to our annual report on Form 10-K (File No. 001-05075) and herein incorporated by reference.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Operations for each of the three years in the period ended December 28, 2025, (ii) Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 28, 2025, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 28, 2025, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2025, and (vi) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President and Chief Executive Officer	February 24, 2026
	Prahlad Singh, PhD	(Principal Executive Officer)

By:	/s/ MAXWELL KRAKOWIAK	Sr. Vice President and Chief Financial Officer	February 24, 2026
	Maxwell Krakowiak	(Principal Financial Officer)

By:	/s/ ANITA GONZALES	Vice President and Chief Accounting Officer	February 24, 2026
	Anita Gonzales	(Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ PRAHLAD SINGH, PhD	President, Chief Executive Officer and	February 24, 2026
	Prahlad Singh, PhD	Director (Principal Executive Officer)

By:	/s/ MAXWELL KRAKOWIAK	Sr. Vice President and	February 24, 2026
	Maxwell Krakowiak	Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANITA GONZALES	Vice President and	February 24, 2026
	Anita Gonzales	Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ PETER BARRETT, PhD	Director	February 24, 2026
Peter Barrett, PhD

By:	/s/ SAMUEL R. CHAPIN	Director	February 24, 2026
Samuel R. Chapin

By:	/s/ MICHAEL A. KLOBUCHAR	Director	February 24, 2026
Michael A. Klobuchar

By:	/s/ MICHELLE MCMURRY-HEATH, MD PhD	Director	February 24, 2026
Michelle McMurry-Heath, MD PhD

By:	/s/ ALEXIS P. MICHAS	Director	February 24, 2026
Alexis P. Michas

By:	/s SOPHIE V. VANDEBROEK, PhD	Director	February 24, 2026
Sophie V. Vandebroek, PhD

By:	/s/ MICHEL VOUNATSOS	Director	February 24, 2026
Michel Vounatsos

By:	/s/ FRANK WITNEY, PhD	Director	February 24, 2026
Frank Witney, PhD

By:	/s/ PASCALE WITZ	Director	February 24, 2026
Pascale Witz