Form 10-Q
period 2026-04-05
REVVITY, INC.
filed 2026-05-12
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2026
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 8, 2026, there were outstanding 111,559,773 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands, except per share data)
Product revenue	$581,458	$562,680
Service revenue	129,660	102,082
Total revenue	711,118	664,762
Cost of product revenue	273,320	250,155
Cost of service revenue	50,143	39,061
Total cost of revenue	323,463	289,216
Selling, general and administrative expenses	253,882	249,719
Research and development expenses	57,887	53,597
Operating income from continuing operations	75,886	72,230
Interest and other expense, net	25,894	19,848
Income from continuing operations before income taxes	49,992	52,382
Provision for income taxes	9,099	10,713
Income from continuing operations	40,893	41,669
(Loss) income from discontinued operations	(175)	568
Net income	$40,718	$42,237

Basic earnings per share:
Income from continuing operations	$0.37	$0.35
(Loss) income from discontinued operations	(0.00)	0.00
Net income	$0.36	$0.35
Diluted earnings per share:
Income from continuing operations	$0.37	$0.35
(Loss) income from discontinued operations	(0.00)	0.00
Net income	$0.36	$0.35

Weighted average shares of common stock outstanding:
Basic	111,852	120,137
Diluted	111,876	120,233
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Net income	$40,718	$42,237
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(32,492)	79,654
Unrecognized prior service credits, net of income taxes	798	—
Unrealized gain on securities, net of income taxes	273	—
Other comprehensive (loss) income	(31,421)	79,654
Comprehensive income	$9,297	$121,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 5, 2026	December 28, 2025
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$860,320	$919,860
Accounts receivable, net	691,380	744,671
Inventories, net	387,505	379,497
Other current assets	189,112	195,719
Total current assets	2,128,317	2,239,747
Property, plant and equipment, net	465,636	479,249
Operating lease right-of-use assets, net	163,254	165,439
Intangible assets, net	2,306,534	2,347,003
Goodwill	6,610,750	6,613,493
Other assets, net	322,099	323,480
Total assets	$11,996,590	$12,168,411
Current liabilities:
Current portion of long-term debt	$575,831	$588,828
Accounts payable	169,679	185,464
Accrued expenses and other current liabilities	493,134	556,954
Total current liabilities	1,238,644	1,331,246
Long-term debt	2,632,072	2,631,236
Deferred taxes and other long-term liabilities	800,859	807,461
Operating lease liabilities	142,276	148,108
Total liabilities	4,813,851	4,918,051
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,629,000 shares and 112,281,000 shares at April 5, 2026 and December 28, 2025, respectively	111,629	112,281
Capital in excess of par value	1,237,444	1,305,900
Retained earnings	6,087,222	6,054,314
Accumulated other comprehensive loss	(253,556)	(222,135)
Total stockholders’ equity	7,182,739	7,250,360
Total liabilities and stockholders’ equity	$11,996,590	$12,168,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three-Month Period Ended April 5, 2026
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 28, 2025	112,281	$112,281	$1,305,900	$6,054,314	$(222,135)	$7,250,360
Net income	—	—	—	40,718	—	40,718
Other comprehensive loss	—	—	—	—	(31,421)	(31,421)
Dividends ($0.07 per common share, see Note 10)	—	—	—	(7,810)	—	(7,810)
Exercise of employee stock options	60	60	5,381	—	—	5,441
Issuance of common stock for employee stock purchase plans	13	13	1,216	—	—	1,229
Purchases of common stock	(837)	(837)	(83,700)	—	—	(84,537)
Issuance of common stock for long-term incentive program	112	112	5,758	—	—	5,870
Stock compensation	—	—	2,889	—	—	2,889
Balance, April 5, 2026	111,629	$111,629	$1,237,444	$6,087,222	$(253,556)	$7,182,739

	For the Three-Month Period Ended March 30, 2025
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 29, 2024	120,646	$120,646	$2,097,110	$5,845,223	$(396,105)	$7,666,874
Net income	—	—	—	42,237	—	42,237
Other comprehensive income	—	—	—	—	79,654	79,654
Dividends ($0.07 per common share, see Note 10)	—	—	—	(8,243)	—	(8,243)
Exercise of employee stock options	32	32	2,600	—	—	2,632
Issuance of common stock for employee stock purchase plans	12	12	1,260	—	—	1,272
Purchases of common stock	(1,356)	(1,356)	(153,631)	—	—	(154,987)
Issuance of common stock for long-term incentive program	75	75	5,524	—	—	5,599
Stock compensation	—	—	2,092	—	—	2,092
Balance, March 30, 2025	119,409	$119,409	$1,954,955	$5,879,217	$(316,451)	$7,637,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Operating activities:
Net income	$40,718	$42,237
Loss (income) from discontinued operations, net of income taxes	175	(568)
Income from continuing operations	40,893	41,669
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	8,715	7,731
Restructuring and other costs	10,675	3,239
Depreciation and amortization	105,056	97,422
Change in fair value of contingent consideration	(99)	(625)
Amortization of deferred debt financing costs and accretion of discounts	1,139	1,102
Change in fair value of investments	4,204	(3,073)
Unrealized foreign exchange loss (gain)	100	(66)
Gain on disposition of businesses and assets, net	(5,074)	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	61,547	18,140
Inventories	(12,838)	(5,486)
Accounts payable	(13,744)	8,854
Accrued expenses and other	(74,687)	(34,810)
Net cash provided by operating activities of continuing operations	125,887	134,097
Net cash used in operating activities of discontinued operations	(10,657)	(5,942)
Net cash provided by operating activities	115,230	128,155
Investing activities:
Capital expenditures	(19,775)	(15,982)
Purchases of investments and notes receivables	(1,055)	—
Proceeds from investments and notes receivables	677	—
Proceeds from disposition of property, plant and equipment	9,003	—
Proceeds from disposition of businesses and assets	158	229
Cash paid for acquisitions, net of cash acquired	(67,280)	—
Net cash used in investing activities of continuing operations	(78,272)	(15,753)
Net cash provided by investing activities of discontinued operations	—	9,375
Net cash used in investing activities	(78,272)	(6,378)
Financing activities:
Payments of debt financing issuance costs	—	(2,402)
Payments of other credit facilities	—	(50)
Payments for acquisition-related contingent consideration	—	(1,817)
Proceeds from issuance of common stock under stock plans	5,441	2,632
Purchases of common stock	(86,496)	(153,594)
Dividends paid	(7,840)	(8,433)
Net cash used in financing activities	(88,895)	(163,664)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,627)	16,122

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Net decrease in cash, cash equivalents and restricted cash	(59,564)	(25,765)
Cash, cash equivalents and restricted cash at beginning of period	921,030	1,164,452
Cash, cash equivalents and restricted cash at end of period	$861,466	$1,138,687

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$860,320	$1,137,620
Restricted cash included in other current assets	428	1,067
Restricted cash included in other assets	718	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$861,466	$1,138,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC (the “2025 Form 10-K”). The balance sheet amounts at December 28, 2025 in this report were derived from the Company’s audited 2025 consolidated financial statements included in the 2025 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended April 5, 2026 and March 30, 2025, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
The Company’s fiscal year ends on the Sunday nearest December 31. The Company reports fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2027 (“fiscal year 2026”) will include 53 weeks, and the fiscal year ended December 28, 2025 (“fiscal year 2025”) included 52 weeks.
Accounting Standards Not Yet Adopted: In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. ASU 2025-10 provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. ASU 2025-10 also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 but does not expect the impact of such adoption to be material.
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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require public entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items. Such disclosures are required on an annual and interim basis in a tabular presentation in the footnotes to the financial statements. In addition, ASU 2024-03 requires public entities to disclose selling expenses on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the impact of this guidance on its financial statements and disclosures. This accounting standard will increase disclosures in the Company’s annual and interim reporting when adopted.

Note 2: Revenue

Disaggregation of revenue
Disaggregated revenue by primary geographical markets and major goods and service lines are as follows:

	Reportable Segments
	Three Months Ended
	April 5, 2026			March 30, 2025
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$185,551	$130,441	$315,992	$184,279	$120,350	$304,629
Europe	91,695	131,351	223,046	76,022	105,770	181,792
Asia	84,599	87,481	172,080	80,094	98,247	178,341
	$361,845	$349,273	$711,118	$340,395	$324,367	$664,762

Major goods/service lines
Life Sciences Solutions	$299,996	$—	$299,996	$286,453	$—	$286,453
Software	61,849	—	61,849	53,942	—	53,942
Immunodiagnostics	—	201,831	201,831	—	197,562	197,562
Reproductive Health	—	147,442	147,442	—	126,805	126,805
	$361,845	$349,273	$711,118	$340,395	$324,367	$664,762

Contract Balances
Unbilled receivable and Contract assets: The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, the Company records an unbilled receivable on its consolidated balance sheets. Unbilled receivables totaled $106.7 million at April 5, 2026, of which $74.4 million was included in “Accounts receivable, net” and $32.3 million was included in “Other assets, net” in the condensed consolidated balance sheet. Unbilled receivables totaled $105.6 million at December 28, 2025, of which $72.4 million was included in “Accounts receivable, net” and $33.2 million was included in “Other assets, net” in the condensed consolidated balance sheet. Unbilled receivables primarily related to software revenue.The Company had no material contract assets as of April 5, 2026 and December 28, 2025.

Deferred revenue and Customer deposits: Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue is classified as either current in “Accrued expenses and other current liabilities” or as long-term in “Deferred taxes and other long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The deferred revenue balance is primarily related to the Company’s software as a service offerings, maintenance contracts and prepaid storage arrangements. Deferred revenue totaled $238.5 million at April 5, 2026, of which $171.7 million was included in “Accrued expenses and other current liabilities” and $66.8 million was included in “Deferred taxes and other long-term liabilities” in the condensed consolidated balance sheet. Deferred revenue totaled $224.8 million at December 28, 2025, of which $159.3 million was included in “Accrued expenses and other current liabilities” and $65.5 million was included in “Deferred taxes and other long-term liabilities” in the condensed consolidated balance sheet. The Company also had customer deposits received in advance of the transfer of control totaling $20.3 million and $19.3 million at April 5, 2026 and December 28, 2025, respectively, which was included in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet. The Company expects that these customer deposits will be recognized in revenue within three months of the balance sheet date.
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
Note 3: Business Combinations
Acquisitions in fiscal year 2026
During the first quarter of fiscal year 2026, the Company completed its acquisition of Advanced Chemistry Development Inc. (“ACD/Labs”) for $72.0 million in cash paid at closing and up to $8.0 million in contingent consideration to be paid in cash based on the achievement of certain revenue metrics through 2028. ACD/Labs is based in Toronto, Canada, has approximately 200 employees, and is a provider of scientific software solutions that support analytical characterization and molecular design across pharmaceutical and material sciences end markets. The Company has reported the operations for this acquisition within the results of the Company’s Life Sciences segment from the acquisition date. Identifiable definite-lived intangible assets, such as developed technology ($30.1 million), trade names and trademarks ($0.8 million), customer relationships ($18.2 million) and backlog ($1.1 million), acquired as part of this acquisition had a weighted-average amortization period of 11.3 years. The Company recorded $32.0 million of goodwill in the period.

Note 4: Restructuring and Other Costs
Restructuring and other costs in the first quarter of fiscal year 2026 primarily consisted of charges associated with workforce reductions and facility consolidations in an effort to streamline operations, other exit costs, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities.
In the first quarter of fiscal year 2026, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the Company’s workforce.
Restructuring and other costs in the first quarter of fiscal year 2025 primarily consisted of charges for workforce reductions and facility consolidations, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities.
Restructuring and other costs, which are included in the selling, general and administrative expenses in the consolidated statements of operations, by segment were as follows:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Life Sciences	$3,229	$2,528
Diagnostics	7,554	135
Corporate	(108)	576
	$10,675	$3,239
The following table summarizes the changes in the Company’s accrued restructuring balance for the first quarter of fiscal year 2026. Other amounts reported as restructuring and other costs during the three months ended April 5, 2026 in the accompanying statement of income have been summarized in the notes to the table. Remaining obligations related to these accounts are expected to be paid over the next 12 months and are included in accrued expenses and other current liabilities in the consolidated balance sheets.

(In thousands)
Balance at December 28, 2025	$17,793
Net restructuring charges incurred in 2026 (a)	7,746
Payments	(11,555)
Balance at April 5, 2026	$13,984

(a) Excludes $2.9 million of charges, principally $1.2 million of lease abandonment charges and $0.4 million of acceleration of depreciation of fixed assets and other charges in the Diagnostics segment and $1.3 million of lease abandonment charges in the Life Sciences segment.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Interest income	$(6,304)	$(10,081)
Interest expense	24,718	22,964
Change in fair value of investments	4,204	(3,073)
Other components of net periodic pension (credit) cost	(251)	6,787
Foreign exchange losses and other expense, net	3,527	3,251
Total interest and other expense, net	$25,894	$19,848

Note 6: Inventories, net

Inventories, net consisted of the following:

	April 5, 2026	December 28, 2025
	(In thousands)
Raw materials	$169,780	$173,033
Work in progress	71,466	68,983
Finished goods	146,259	137,481
Total inventories, net	$387,505	$379,497

Note 7: Debt

The Company’s debt consisted of the following:

	April 5, 2026
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,677)	$(2,677)
1.900% Senior Unsecured Notes due in 2028	500,000	(135)	(1,634)	498,231
3.3% Senior Unsecured Notes due in 2029	850,000	(1,101)	(3,048)	845,851
2.55% Senior Unsecured Notes due in March 2031	400,000	(71)	(1,871)	398,058
2.250% Senior Unsecured Notes due in September 2031	500,000	(883)	(2,537)	496,580
3.625% Senior Unsecured Notes due in 2051	400,000	(3)	(3,968)	396,029
Total Long-Term Debt	2,650,000	(2,193)	(15,735)	2,632,072
Current Portion of Long-term Debt:
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	576,150	(174)	(145)	575,831
Total	$3,226,150	$(2,367)	$(15,880)	$3,207,903

On January 7, 2025, the Company entered into a senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030. Borrowings will bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company’s option at either (a) the base rate (as described in the credit agreement), or (b) the Term Secured Overnight Financing Rate (“Term SOFR”) (as described in the credit agreement), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) Term SOFR plus 1.00%. The credit agreement for the new facility contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capitalization ratio that remains applicable for so long as the Company’s debt is rated as investment grade. In the event that the Company’s debt is not rated as investment grade, the debt-to-capitalization ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.

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

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Number of common shares—basic	111,852	120,137
Effect of dilutive securities:
Stock options	10	42
Restricted stock awards	14	54
Number of common shares—diluted	111,876	120,233
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,455	1,134
Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period. Antidilutive options were excluded from the calculation of diluted net income per share and could become dilutive in the future.
Note 9: Segment Information
The Company discloses information about its operating segments based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CEO evaluates the performance of the Company’s operating segments based on revenue and operating income as adjusted for certain items. Intersegment revenue and transfers are not significant. The accounting policies of the operating segments are the same as those described in Note 1, Nature of Operations and Accounting Policies, to the audited consolidated financial statements in the 2025 Form 10-K.
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

The primary financial measure by which the CODM evaluates the performance of Company’s segments is adjusted operating income. Adjusted operating income consists of operating income plus amortization of intangible assets, adjustments to operations arising from purchase accounting (primarily adjustments to the fair value of acquired inventory that are subsequently recognized), acquisition and divestiture-related costs, and other costs that are not expected to recur or are of a non-cash nature, primarily including restructuring actions, significant litigation matters and transformation costs. The CODM does not evaluate operating segments using discrete asset information and segment assets are not reported to the CODM. Accordingly, no segment assets have been reported.
Revenue and operating income, including significant segment expenses, by reportable segment are shown in the table below:

	April 5, 2026			March 30, 2025
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$361,845	$349,273	$711,118	$340,395	$324,367	$664,762
Segment cost of revenue	131,574	156,753		119,321	135,190
Segment selling, general and administrative expenses	94,668	90,192		87,094	89,891
Segment research and development expenses	31,624	26,206		28,269	25,271
Segment operating income	$103,979	$76,122	180,101	$105,711	$74,015	179,726
Corporate expenses			(12,247)			(9,815)
Amortization of intangible assets			(85,081)			(82,700)
Purchase accounting adjustments			(141)			177
Acquisition and divestiture-related costs			(282)			(2,541)
Disposition of businesses and assets, net			5,074			—
Transformation costs			(794)			—
Significant litigation matters and settlements			(69)			(10,586)
Significant environmental matters			—			1,208
Restructuring and other			(10,675)			(3,239)
Interest and other expense, net			(25,894)			(19,848)
Income from continuing operations before income taxes			$49,992			$52,382
Depreciation expense included in the Company’s reportable segment operating income and corporate expenses is as follows:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Life Sciences	$9,905	$7,185
Diagnostics	9,560	6,846
Corporate	510	691
Total depreciation expense	$19,975	$14,722

Note 10: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	April 5, 2026	December 28, 2025
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(253,554)	$(221,062)
Unrecognized prior service costs, net of income taxes	—	(798)
Unrealized net losses on marketable securities, net of income taxes	(2)	(275)
Accumulated other comprehensive loss	$(253,556)	$(222,135)
The unrealized foreign exchange losses (gains), net of income taxes, on intercompany debt for which repayment is not anticipated in the foreseeable future that was recorded in accumulated other comprehensive income (“AOCI”) were $39.9 million and $(58.1) million for the three months ended April 5, 2026 and March 30, 2025, respectively.
Income tax (benefit) expense related to foreign currency translation adjustments recognized in AOCI was $(12.9) million for the three months ended April 5, 2026 and $4.2 million for the three months ended March 30, 2025.
Stock Repurchases:
On October 23, 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2027 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended April 5, 2026, the Company repurchased 784,142 shares of common stock under the Repurchase Program for an aggregate cost of $79.0 million. As of April 5, 2026, $800.5 million remained available for aggregate repurchases of shares under the Repurchase Program.
Subsequent to the first quarter of fiscal year 2026, the Company repurchased 93,303 shares of common stock under the Repurchase Program at an aggregate cost of $7.8 million.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended April 5, 2026, the Company repurchased 51,115 shares of common stock for this purpose at an aggregate cost of $5.0 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2026 and in each quarter of fiscal year 2025. At April 5, 2026, the Company had accrued $7.8 million for dividends declared on January 26, 2026 for the first quarter of fiscal year 2026 that were paid in May 2026. On April 30, 2026, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2026 that will be payable in August 2026. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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

The changes in the carrying amount of goodwill for the three months ended April 5, 2026 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 28, 2025	$4,744,962	$1,868,531	$6,613,493
Foreign currency translation	(24,952)	(9,826)	(34,778)
Acquisitions	32,035	—	32,035
Balance at April 5, 2026	$4,752,045	$1,858,705	$6,610,750
Identifiable intangible asset balances by category were as follows:

	April 5, 2026	December 28, 2025
	(In thousands)
Patents	$27,592	$27,592
Less: Accumulated amortization	(26,579)	(26,524)
Net patents	1,013	1,068
Trade names and trademarks	148,996	150,103
Less: Accumulated amortization	(103,298)	(102,234)
Net trade names and trademarks	45,698	47,869
Licenses	27,550	27,561
Less: Accumulated amortization	(20,214)	(19,849)
Net licenses	7,336	7,712
Core technology	1,641,071	1,624,925
Less: Accumulated amortization	(945,967)	(921,325)
Net core technology	695,104	703,600
Customer relationships	2,886,388	2,870,384
Less: Accumulated amortization	(1,329,005)	(1,283,630)
Net customer relationships	1,557,383	1,586,754
Total	$2,306,534	$2,347,003
Total amortization expense related to amortizable intangible assets was $85.1 million and $82.7 million for the three months ended April 5, 2026 and March 30, 2025, respectively. Estimated amortization expense related to amortizable intangible assets is $254.5 million for the remainder of fiscal year 2026, $312.7 million for fiscal year 2027, $286.8 million for fiscal year 2028, $256.7 million for fiscal year 2029, and $227.9 million for fiscal year 2030.

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
Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $459.8 million and $598.4 million at April 5, 2026 and December 28, 2025, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the three months ended April 5, 2026 and March 30, 2025.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of April 5, 2026, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(13.3) million and $19.2 million for the three months ended April 5, 2026 and March 30, 2025, respectively.
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 13: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities, accounts receivable and notes receivable. The Company believes it had no significant concentrations of credit risk as of April 5, 2026.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the three months ended April 5, 2026. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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

The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of April 5, 2026 and December 28, 2025 classified in one of the three classifications described above:

		Fair Value Measurements at April 5, 2026 Using:
	Total Carrying Value at April 5, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$22,865	$22,865	$—	$—
Foreign exchange derivative assets	585	—	585	—
Foreign exchange derivative liabilities	(381)	—	(381)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(25,011)	—	—	(25,011)

		Fair Value Measurements at December 28, 2025 Using:
	Total Carrying Value at December 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,956	$27,956	$—	$—
Foreign exchange derivative assets	1,832	—	1,832	—
Foreign exchange derivative liabilities	(1,487)	—	(1,487)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(17,869)	—	—	(17,869)
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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both April 5, 2026 and December 28, 2025, none of the master netting arrangements involved collateral.
Level 3 Valuation Techniques: The Company’s Level 3 assets and liabilities are comprised of contingent consideration related to the sale of certain assets and the equity interests constituting the Company’s Applied, Food and Enterprise Services business (the “Business”) during fiscal year 2023 and acquisitions. For assets and liabilities that utilize Level 3 inputs, the Company uses significant unobservable inputs. Below is a summary of valuation techniques for Level 3 assets and liabilities.

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

The fair value of the contingent consideration asset was initially measured using a lattice model and recognized upon the sale of the Business on March 13, 2023. In accordance with the terms of the sale of the Business, the Company is entitled to receive up to $150.0 million that is contingent on the exit valuation the buyer and its affiliated funds receive on a sale or other capital event related to the Business. Potential valuation adjustments may be made as additional information and market factors that impact the expected exit valuation of the Business becomes available, with the impact of such adjustments being recorded in the Company’s condensed consolidated statements of operations. Adjustments to the fair value since initial recognition were not material. As of April 5, 2026 and December 28, 2025, the carrying value of the contingent consideration asset was $14.9 million.

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
A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Balance at beginning of period	$(17,869)	$(21,753)
Additions	(8,000)	—
Amounts paid and foreign currency translation	759	1,388
Change in fair value (included within selling, general and administrative expenses)	99	625
Balance at end of period	$(25,011)	$(19,740)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,950.6 million and an aggregate carrying value of $3,210.6 million as of April 5, 2026. The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,963.7 million and an aggregate carrying value of $3,222.9 million as of December 28, 2025. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.

Note 14: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $10.7 million and $10.8 million as of April 5, 2026 and December 28, 2025, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.

The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at April 5, 2026 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

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

Overview
Our fiscal year ends on the Sunday nearest December 31. We report fiscal years under a 52/53 week format and as a result, certain fiscal years will contain 53 weeks. The fiscal year ending January 3, 2027 (“fiscal year 2026”) will include 53 weeks, and the fiscal year ended December 28, 2025 (“fiscal year 2025”) included 52 weeks.
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
Overview of the First Quarter of Fiscal Year 2026
Our overall revenue in the first quarter of fiscal year 2026 was $711.1 million which increased by $46.4 million, or 7%, as compared to the first quarter of fiscal year 2025, reflecting an increase of $24.9 million, or 8%, in our Diagnostics segment revenue, and an increase of $21.4 million, or 6%, in our Life Sciences segment revenue. The increase in our Diagnostics segment revenue for the first quarter of fiscal year 2026 was driven by both our Reproductive Health business and favorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue for the first quarter of fiscal year 2026 was driven by both our Life Sciences Solutions and Software businesses and the extra fiscal week.
Our consolidated gross margins decreased 200 basis points from 56.5% to 54.5% in the first quarter of fiscal year 2026, as compared to the first quarter of fiscal year 2025, primarily due to product mix shift, changes in foreign exchange rates, increased tariffs and impact of the extra fiscal week. Our consolidated operating margins decreased from 10.9% to 10.7% in the first quarter of fiscal year 2026, as compared to the first quarter of fiscal year 2025, primarily due to gross margin headwinds and impact of the extra fiscal week, partially offset by productivity and cost containment initiatives.

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
For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (our “2025 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the three months ended April 5, 2026.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended April 5, 2026 was $711.1 million, as compared to $664.8 million for the three months ended March 30, 2025, an increase of $46.4 million, or 7%, which includes a 3% increase in revenue attributable to favorable changes in foreign exchange rates and a 1% increase in revenue attributable to acquisitions. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $361.8 million for the three months ended April 5, 2026, as compared to $340.4 million for the three months ended March 30, 2025, an increase of $21.4 million, or 6%, driven by an increase of $13.5 million in Life Sciences Solutions revenue and an increase of $7.9 million in Software revenue and the extra fiscal week. Diagnostics segment revenue was $349.3 million for the three months ended April 5, 2026, as compared to $324.4 million for the three months ended March 30, 2025, an increase of $24.9 million, or 8%, due to an increase of $20.6 million in Reproductive Health revenue and an increase of $4.3 million in Immunodiagnostics revenue.
Cost of Revenue
Cost of revenue for the three months ended April 5, 2026 was $323.5 million, as compared to $289.2 million for the three months ended March 30, 2025, an increase of $34.2 million, or 12%. As a percentage of revenue, cost of revenue increased to 45.5% for the three months ended April 5, 2026, from 43.5% for the three months ended March 30, 2025, resulting in a decrease in gross margin of 200 basis points to 54.5% for the three months ended April 5, 2026, from 56.5% for the three months ended March 30, 2025, primarily due to product mix shift, changes in foreign exchange rates, increased tariffs and impact of the extra fiscal week. Amortization of intangible assets was $35.0 million for the three months ended April 5, 2026, as compared to $34.4 million for the three months ended March 30, 2025.
Tariffs enacted and currently in effect increased our cost of revenue by approximately $8 million for the three months ended April 5, 2026. Through proactive mitigation efforts, the net impact on gross margin was approximately $6 million for the three months ended April 5, 2026. On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs. In March 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (CBP) to finalize or revise certain import duty determinations excluding IEEPA duties. The court then suspended the order to the extent it required immediate action while CBP implemented an administrative refund process. While we intend to seek refunds, the timing and amount of recoveries remain uncertain and will depend on the scope and timing of court or administrative developments and completion of applicable administrative steps. Accordingly, no refund receivable has been recorded as of April 5, 2026.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended April 5, 2026 were $253.9 million, as compared to $249.7 million for the three months ended March 30, 2025, an increase of $4.2 million, or 2%. As a percentage of revenue, selling, general and administrative expenses decreased and were 35.7% for the three months ended April 5, 2026, as compared to 37.6% for the three months ended March 30, 2025. Amortization of intangible assets increased and was $50.1 million for the three months ended April 5, 2026, as compared to $48.3 million for the three months ended March 30, 2025. Restructuring and other costs increased and was $10.7 million for the three months ended April 5, 2026, as compared to $3.2 million for the three months ended March 30, 2025. Restructuring and other costs in the first quarter of fiscal year 2026 primarily consisted of charges associated with workforce reductions and facility consolidations in an effort to streamline operations, other exit costs, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities. In the first quarter of fiscal year 2026, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of our workforce. Transformation costs were $0.8 million for the three months ended April 5, 2026. Purchase accounting adjustments decreased expenses by $0.1 million for the three months ended April 5, 2026, which primarily consisted of a change in contingent consideration, as compared to $0.4 million for the three months ended March 30, 2025. Costs for significant environmental matters decreased expenses by $1.2 million for the three months ended March 30, 2025. The above increases were also partially offset by a decrease in significant litigation matters and settlements, which was $0.1 million for the three months ended April 5, 2026, as compared to $10.6 million for the three months ended March 30, 2025. Disposition of businesses and assets, net decreased expenses by $5.1 million for the three months ended April 5, 2026. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, decreased and was $0.3 million for the three months ended April 5, 2026, as compared to $2.5 million for the three months ended March 30, 2025. Excluding the items noted above, selling, general and administrative expenses increased labor costs due to the extra fiscal week in the current quarter as compared to the same period in the prior year and employee incentive compensation.
Research and Development Expenses
Research and development expenses for the three months ended April 5, 2026 were $57.9 million, as compared to $53.6 million for the three months ended March 30, 2025, an increase of $4.3 million, or 8%. As a percentage of revenue, research and development expenses were flat at 8.1% for both the three months ended April 5, 2026 and the three months ended March 30, 2025. The increase in research and development expenses was primarily driven by our investments in new product development and increased labor costs due to the extra fiscal week.
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(In thousands)
Interest income	$(6,304)	$(10,081)
Interest expense	24,718	22,964
Change in fair value of investments	4,204	(3,073)
Other components of net periodic pension (credit) cost	(251)	6,787
Foreign exchange losses and other expense, net	3,527	3,251
Total interest and other expense, net	$25,894	$19,848
The decrease in interest income for the three months ended April 5, 2026 as compared to the three months ended March 30, 2025 was primarily due to a decrease in marketable securities and short-term investments. Interest expense was higher for the three months ended April 5, 2026 as compared to the same period in the prior year primarily due to the extra fiscal week in the current quarter, which resulted in one additional week of accrued interest as compared to the quarter ended March 30, 2025.

Provision for Income Taxes
The provision for income taxes from continuing operations was $9.1 million for the three months ended April 5, 2026, as compared to $10.7 million for the three months ended March 30, 2025.
The effective tax rate from continuing operations was 18.2% for the three months ended April 5, 2026, as compared to 20.5% for the three months ended March 30, 2025. The effective tax rate for the three months ended April 5, 2026 was lower primarily due to net favorable impacts of prior year true-ups recorded in fiscal year 2026 in foreign locations of $1.0 million as compared to fiscal year 2025. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2026.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended April 5, 2026 was $361.8 million, as compared to $340.4 million for the three months ended March 30, 2025, an increase of $21.4 million, or 6%, which includes a 2% increase in revenue attributable to acquisitions and divestitures and a 2% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Life Sciences segment revenue during the three months ended April 5, 2026 was driven by an increase of $13.5 million in Life Sciences Solutions revenue and an increase of $7.9 million in Software revenue and the extra fiscal week.
Segment operating income for the three months ended April 5, 2026 was $104.0 million, as compared to $105.7 million for the three months ended March 30, 2025, a decrease of $1.7 million, or 2%. Segment operating margin decreased 240 basis points in the three months ended April 5, 2026, as compared to the three months ended March 30, 2025, primarily due to product mix shift, strategic investments in software and new product development and impact of the extra fiscal week.
Diagnostics
Revenue for the three months ended April 5, 2026 was $349.3 million, as compared to $324.4 million for the three months ended March 30, 2025, an increase of $24.9 million, or 8%, which includes a 4% increase in revenue attributable to favorable changes in foreign exchange rates. The increase in our Diagnostics segment revenue during the three months ended April 5, 2026 was driven by an increase of $20.6 million in Reproductive Health revenue and an increase of $4.3 million in Immunodiagnostics revenue.
Segment operating income for the three months ended April 5, 2026 was $76.1 million, as compared to $74.0 million for the three months ended March 30, 2025, an increase of $2.1 million, or 3%. Segment operating margin decreased 100 basis points in the three months ended April 5, 2026, as compared to the three months ended March 30, 2025, primarily due to product mix shift, changes in foreign exchange rates, increased tariffs and impact of the extra fiscal week.

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
At April 5, 2026, we had cash and cash equivalents of $860.3 million, of which $518.3 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.

On October 23, 2025, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2027 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended April 5, 2026, we repurchased 784,142 shares of common stock under the Repurchase Program for an aggregate cost of $79.0 million. As of April 5, 2026, $800.5 million remained available for aggregate repurchases of shares under the Repurchase Program. Subsequent to the first quarter of fiscal year 2026, we repurchased 93,303 shares of common stock under the Repurchase Program at an aggregate cost of $7.8 million. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of April 5, 2026, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $81.6 million. As of April 5, 2026, we have recorded contingent consideration obligations of $25.0 million, of which $4.0 million was recorded in accrued expenses and other current liabilities, and $21.0 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 5.7 years from April 5, 2026, and the remaining weighted average expected earnout period at April 5, 2026 was 3.2 years.
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
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $125.9 million for the three months ended April 5, 2026, as compared to $134.1 million for the three months ended March 30, 2025, a decrease of $8.2 million. The cash provided by operating activities for the three months ended April 5, 2026 was principally a result of adjustments for non-cash charges aggregating to $124.7 million, including depreciation and amortization of $105.1 million, income from continuing operations of $40.9 million, and a net cash decrease in working capital of $39.7 million, primarily due to timing of collections, inventory purchases and employee incentive compensation payout. The cash provided by operating activities for the three months ended March 30, 2025 was principally a result of adjustments for non-cash charges aggregating to $105.7 million, including depreciation and amortization of $97.4 million, income from continuing operations of $41.7 million, and a net cash decrease in working capital of $13.3 million.

Investing Activities. Net cash used in investing activities of our continuing operations was $78.3 million for the three months ended April 5, 2026, as compared to $15.8 million for the three months ended March 30, 2025, an increase of $62.5 million primarily due to cash paid for acquisitions, net of cash acquired of $67.3 million during the three months ended April 5, 2026. During the three months ended April 5, 2026, net cash used for capital expenditures was $19.8 million, as compared to $16.0 million for the three months ended March 30, 2025. During the three months ended April 5, 2026, purchases of investments and notes receivables were $1.1 million. The cash used in investing activities during the three months ended April 5, 2026 was partially offset by $0.2 million proceeds from disposition of businesses and assets, remaining flat compared to the three months ended March 30, 2025. During the three months ended April 5, 2026, proceeds from disposition of property, plant and equipment amounted to $9.0 million. During the three months ended April 5, 2026, proceeds from investments and notes receivable amounted to $0.7 million.
Financing Activities. Net cash used in financing activities was $88.9 million for the three months ended April 5, 2026, as compared to $163.7 million for the three months ended March 30, 2025, a decrease of $74.8 million. During the three months ended April 5, 2026, we repurchased shares of our common stock for a total cost of $86.5 million, as compared to $153.6 million in the prior year period. We paid $7.8 million in dividends for the three months ended April 5, 2026, as compared to $8.4 million for the three months ended March 30, 2025. During the three months ended March 30, 2025, we made net payments of $2.5 million on debts. We paid $1.8 million for acquisition-related contingent consideration during the three months ended March 30, 2025. The cash used in financing activities during the three months ended April 5, 2026 was partially offset by proceeds from the issuance of common stock under our stock plans of $5.4 million during the three months ended April 5, 2026, as compared to $2.6 million for the three months ended March 30, 2025.
Borrowing Arrangements
Our outstanding €500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (the “2026 Notes”) will mature in July 2026. We expect to repay the 2026 Notes with our existing cash on hand or borrowings under our senior unsecured revolving credit facility, or a combination thereof. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2025 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for the first quarter of fiscal year 2026 and in each quarter of fiscal year 2025. At April 5, 2026, we had accrued $7.8 million for dividends declared on January 26, 2026 for the first quarter of fiscal year 2026 that were paid in May 2026. On April 30, 2026, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2026 that will be payable in August 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2025 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended December 28, 2025. We have not adopted any new accounting pronouncements during the three months ended April 5, 2026.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market Risk. We are exposed to market risk, including changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies to hedge against known or forecasted market exposures. We briefly describe several of the market risks we face below. Our market risks are not materially different from the disclosure provided under the heading, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2025 Form 10-K.
Foreign Currency Exchange Risk—Value-at-Risk Disclosure. We continue to measure foreign currency risk using the Value-at-Risk model described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2025 Form 10-K. The measures for our Value-at-Risk analysis have not changed materially.

Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt. Our cash and cash equivalents, for which we receive interest at variable rates, were $860.3 million at April 5, 2026. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at April 5, 2026. We believe that we do not have any material exposure of interest rate risk.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 5, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended April 5, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 5, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at April 5, 2026 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Our business is affected by global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation, trade protectionism, energy security, growth and budget allocations in their policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Our business is also affected by local economic environments, including inflation, recession, financial liquidity, interest rates and currency volatility or devaluation. Environmental events and political changes, including trade barriers and tariffs, such as tariffs announced or imposed on U.S. trading partners and retaliatory measures threatened or imposed in response, and war or other conflicts, such as the current conflicts in Ukraine and Iran, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.
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
We have in the past supplemented, and may in the future supplement, our internal growth by acquiring businesses and licensing technologies that complement or augment our existing product lines, such as our recent acquisition of Advanced Chemistry Development Inc. However, we may be unable to identify or complete promising acquisitions or license transactions for many reasons, such as:
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
Additionally, if we are unable to execute on divestitures we have undertaken, such as our recently announced decision to divest our Immunodiagnostics business in China, we may be unable to achieve our strategic objectives, could incur unexpected transaction costs and may disrupt our ongoing business operations.
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
Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. Changes in competitive, market and economic conditions may require us to adjust our operations, and we may not be able to make those adjustments or make them quickly enough to adapt to changing conditions. A high proportion of our costs are fixed in the short term, due in part to our research and development and manufacturing costs. As a result, small declines in sales could disproportionately affect our operating results in a quarter. Factors that may affect our quarterly operating results include:
•demand for and market acceptance of our products,
•competitive pressures resulting in lower selling prices,
•changes in the level of economic activity in regions in which we do business, including as a result of war, global health crises or pandemics,
•changes in trade policy applicable to the regions in which we do business, including changes in U.S. trade policies or the imposition of higher tariffs on products being shipped into and from the U.S.,
•changes in general economic conditions or government funding,
•settlements of income tax audits,
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
As of April 5, 2026, our total assets included $8.9 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
On January 26, 2026, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the first quarter of fiscal year 2026 that was paid in May 2026. On April 30, 2026, we announced that our Board had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2026 that will be payable in August 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2025 — February 1, 2026	487,654	$106.05	487,279	$827,851,044
February 2, 2026 — March 1, 2026	171,590	101.02	121,628	815,353,943
March 2, 2026 — April 5, 2026	176,013	84.75	175,235	800,510,096
Activity for quarter ended April 5, 2026	835,257	$100.53	784,142	$800,510,096
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended April 5, 2026, we repurchased 51,115 shares of common stock for this purpose at an aggregate cost of $5.0 million.

(2)On October 23, 2025, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2027 unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended April 5, 2026, Joel S. Goldberg and Prahlad Singh, each an officer for purposes of Section 16 of the Securities Exchange Act of 1934, adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Joel S. Goldberg	Senior Vice President, Administration, General Counsel and Secretary	February 10, 2026	January 29, 2027 - February 1, 2027	Up to 13,313 shares of common stock
Prahlad Singh	President and Chief Executive Officer	February 11, 2026	January 29, 2027 - February 1, 2027	Up to 47,580 shares of common stock

During the three months ended April 5, 2026, none of our directors or officers adopted a “non-Rule 10b5-1 trading arrangement” or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit Number	Exhibit Name
3.1	Revvity, Inc.’s Amended and Restated By-laws.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended April 5, 2026 (ii) Condensed Consolidated Statements of Operations for the three months ended April 5, 2026 and March 30, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended April 5, 2026 and March 30, 2025, (iv) Condensed Consolidated Balance Sheets at April 5, 2026 and December 28, 2025, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended April 5, 2026 and March 30, 2025, (vi) Condensed Consolidated Statements of Cash Flows for the three months ended April 5, 2026 and March 30, 2025, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

May 12, 2026	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

May 12, 2026	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Chief Accounting Officer (Principal Accounting Officer)