Form 10-Q
period 2026-07-05
REVVITY, INC.
filed 2026-08-11
CIK 31791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2026
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 6, 2026, there were outstanding 111,586,401 shares of common stock, $1 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands, except per share data)
Product revenue	$603,411	$610,704	$1,184,869	$1,169,758
Service revenue	126,277	109,580	255,937	215,288
Total revenue	729,688	720,284	1,440,806	1,385,046
Cost of product revenue	264,351	285,593	537,671	533,147
Cost of service revenue	48,471	42,135	98,614	83,797
Total cost of revenue	312,822	327,728	636,285	616,944
Selling, general and administrative expenses	278,576	248,526	532,458	498,245
Research and development expenses	48,974	53,270	106,861	106,867
Operating income from continuing operations	89,316	90,760	165,202	162,990
Interest and other expense, net	25,785	22,110	51,679	41,958
Income from continuing operations before income taxes	63,531	68,650	113,523	121,032
Provision for income taxes	10,050	13,428	19,149	24,141
Income from continuing operations	53,481	55,222	94,374	96,891
Loss from discontinued operations	(1,661)	(1,274)	(1,836)	(706)
Net income	$51,820	$53,948	$92,538	$96,185

Basic earnings per share:
Income from continuing operations	$0.48	$0.47	$0.84	$0.82
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net income	$0.47	$0.46	$0.82	$0.81
Diluted earnings per share:
Income from continuing operations	$0.48	$0.47	$0.84	$0.82
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net income	$0.47	$0.46	$0.82	$0.81

Weighted average shares of common stock outstanding:
Basic	111,584	117,512	111,718	118,824
Diluted	111,629	117,538	111,746	118,882
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands)
Net income	$51,820	$53,948	$92,538	$96,185
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income taxes	(2,998)	158,947	(35,490)	238,601
Unrecognized prior service credits, net of income taxes	—	—	798	—
Unrealized gain on securities, net of income taxes	—	27	273	27
Other comprehensive (loss) income	(2,998)	158,974	(34,419)	238,628
Comprehensive income	$48,822	$212,922	$58,119	$334,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 5, 2026	December 28, 2025
	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$1,022,943	$919,860
Accounts receivable, net	709,175	744,671
Inventories, net	378,502	379,497
Other current assets	187,101	195,719
Total current assets	2,297,721	2,239,747
Property, plant and equipment, net	456,251	479,249
Operating lease right-of-use assets, net	150,945	165,439
Intangible assets, net	2,224,001	2,347,003
Goodwill	6,607,802	6,613,493
Other assets, net	309,114	323,480
Total assets	$12,045,834	$12,168,411
Current liabilities:
Current portion of long-term debt	$572,156	$588,828
Accounts payable	165,740	185,464
Accrued expenses and other current liabilities	538,461	556,954
Total current liabilities	1,276,357	1,331,246
Long-term debt	2,633,094	2,631,236
Deferred taxes and other long-term liabilities	771,359	807,461
Operating lease liabilities	136,266	148,108
Total liabilities	4,817,076	4,918,051
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock—$1 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$1 par value per share, authorized 300,000,000 shares; issued and outstanding 111,584,000 shares and 112,281,000 shares at July 5, 2026 and December 28, 2025, respectively	111,584	112,281
Capital in excess of par value	1,242,500	1,305,900
Retained earnings	6,131,228	6,054,314
Accumulated other comprehensive loss	(256,554)	(222,135)
Total stockholders’ equity	7,228,758	7,250,360
Total liabilities and stockholders’ equity	$12,045,834	$12,168,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six-Month Period Ended July 5, 2026
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 28, 2025	112,281	$112,281	$1,305,900	$6,054,314	$(222,135)	$7,250,360
Net income	—	—	—	40,718	—	40,718
Other comprehensive loss	—	—	—	—	(31,421)	(31,421)
Dividends ($0.07 per common share, see Note 10)	—	—	—	(7,810)	—	(7,810)
Exercise of employee stock options	60	60	5,381	—	—	5,441
Issuance of common stock for employee stock purchase plans	13	13	1,216	—	—	1,229
Purchases of common stock	(837)	(837)	(83,700)	—	—	(84,537)
Issuance of common stock for long-term incentive program	112	112	5,758	—	—	5,870
Stock compensation	—	—	2,889	—	—	2,889
Balance, April 5, 2026	111,629	$111,629	$1,237,444	$6,087,222	$(253,556)	$7,182,739
Net income	—	—	—	51,820	—	51,820
Other comprehensive loss	—	—	—	—	(2,998)	(2,998)
Dividends ($0.07 per common share, see Note 10)	—	—	—	(7,814)	—	(7,814)
Exercise of employee stock options	13	13	989	—	—	1,002
Issuance of common stock for employee stock purchase plans	11	11	1,172	—	—	1,183
Purchases of common stock	(95)	(95)	(7,869)	—	—	(7,964)
Issuance of common stock for long-term incentive program	26	26	7,975	—	—	8,001
Stock compensation	—	—	2,789	—	—	2,789
Balance, July 5, 2026	111,584	$111,584	$1,242,500	$6,131,228	$(256,554)	$7,228,758

	For the Six-Month Period Ended June 29, 2025
	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
		(In thousands)
Balance, December 29, 2024	120,646	$120,646	$2,097,110	$5,845,223	$(396,105)	$7,666,874
Net income	—	—	—	42,237	—	42,237
Other comprehensive income	—	—	—	—	79,654	79,654
Dividends ($0.07 per common share, see Note 10)	—	—	—	(8,243)	—	(8,243)
Exercise of employee stock options	32	32	2,600	—	—	2,632
Issuance of common stock for employee stock purchase plans	12	12	1,260	—	—	1,272
Purchases of common stock	(1,356)	(1,356)	(153,631)	—	—	(154,987)
Issuance of common stock for long-term incentive program	75	75	5,524	—	—	5,599
Stock compensation	—	—	2,092	—	—	2,092
Balance, March 30, 2025	119,409	$119,409	$1,954,955	$5,879,217	$(316,451)	$7,637,130
Net income	—	—	—	53,948	—	53,948
Other comprehensive income	—	—	—	—	158,974	158,974
Dividends ($0.07 per common share, see Note 10)	—	—	—	(8,067)	—	(8,067)
Purchases of common stock	(3,104)	(3,104)	(292,928)	—	—	(296,032)
Issuance of common stock for long-term incentive program	26	26	7,918	—	—	7,944
Stock compensation	—	—	2,271	—	—	2,271
Balance, June 29, 2025	116,331	$116,331	$1,672,216	$5,925,098	$(157,477)	$7,556,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 5, 2026	June 29, 2025
	(In thousands)
Operating activities:
Net income	$92,538	$96,185
Loss from discontinued operations, net of income taxes	1,836	706
Income from continuing operations	94,374	96,891
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Stock-based compensation	19,446	17,864
Restructuring and other costs	46,183	14,442
Depreciation and amortization	207,095	200,200
Change in fair value of contingent consideration	1,527	(166)
Amortization of deferred debt financing costs and accretion of discounts	2,440	2,320
Change in fair value of investments	9,455	(1,118)
Unrealized foreign exchange loss	186	140
Gain on disposition of businesses and assets, net	(5,074)	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	43,916	(21,901)
Inventories	(4,778)	5,642
Accounts payable	(18,064)	3,278
Accrued expenses and other	(78,876)	(49,177)
Net cash provided by operating activities of continuing operations	317,830	268,415
Net cash used in operating activities of discontinued operations	(10,657)	(5,942)
Net cash provided by operating activities	307,173	262,473
Investing activities:
Capital expenditures	(30,848)	(34,850)
Purchases of investments and notes receivables	(3,561)	—
Proceeds from investments and notes receivables	7,496	—
Proceeds from disposition of property, plant and equipment	12,039	—
Proceeds from disposition of businesses and assets	158	229
Cash paid for acquisitions, net of cash acquired	(67,061)	—
Net cash used in investing activities of continuing operations	(81,777)	(34,621)
Net cash provided by investing activities of discontinued operations	—	18,750
Net cash used in investing activities	(81,777)	(15,871)
Financing activities:
Payments of debt financing issuance costs	—	(2,474)
Payments of other credit facilities	—	(103)
Payments for acquisition-related contingent consideration	(350)	(1,978)
Proceeds from issuance of common stock under stock plans	6,437	2,632
Purchases of common stock	(102,488)	(447,501)
Dividends paid	(15,654)	(16,715)
Net cash used in financing activities	(112,055)	(466,139)

	Six Months Ended
	July 5, 2026	June 29, 2025
	(In thousands)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,190)	48,075
Net increase (decrease) in cash, cash equivalents and restricted cash	103,151	(171,462)
Cash, cash equivalents and restricted cash at beginning of period	921,030	1,164,452
Cash, cash equivalents and restricted cash at end of period	$1,024,181	$992,990

Supplemental disclosures of cash flow information
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$1,022,943	$991,849
Restricted cash included in other current assets	713	1,141
Restricted cash included in other assets	525	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,024,181	$992,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVVITY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Revvity, Inc. (the “Company”), in accordance with accounting principles generally accepted in the United States of America (the “U.S.” or the “United States”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information in the footnote disclosures of the financial statements has been condensed or omitted where it substantially duplicates information provided in the Company’s latest audited consolidated financial statements, in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed with the SEC (the “2025 Form 10-K”). The balance sheet amounts at December 28, 2025 in this report were derived from the Company’s audited 2025 consolidated financial statements included in the 2025 Form 10-K. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended July 5, 2026 and June 29, 2025, respectively, are not necessarily indicative of the results for the entire fiscal year or any future period.
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

Note 2: Revenue

Disaggregation of revenue
Disaggregated revenue by primary geographical markets and major goods and service lines are as follows:

	Reportable Segments
	Three Months Ended
	July 5, 2026			June 29, 2025
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$183,575	$142,008	$325,583	$197,071	$126,509	$323,580
Europe	89,478	139,563	229,041	84,298	119,334	203,632
Asia	85,646	89,418	175,064	84,529	108,543	193,072
	$358,699	$370,989	$729,688	$365,898	$354,386	$720,284

Major goods/service lines
Life Sciences Solutions	$301,028	$—	$301,028	$298,052	$—	$298,052
Software	57,671	—	57,671	67,846	—	67,846
Immunodiagnostics	—	214,758	214,758	—	218,818	218,818
Reproductive Health	—	156,231	156,231	—	135,568	135,568
	$358,699	$370,989	$729,688	$365,898	$354,386	$720,284

	Reportable Segments
	Six Months Ended
	July 5, 2026			June 29, 2025
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Primary geographical markets
Americas	$369,126	$272,449	$641,575	$381,350	$246,859	$628,209
Europe	181,173	270,914	452,087	160,320	225,104	385,424
Asia	170,245	176,899	347,144	164,623	206,790	371,413
	$720,544	$720,262	$1,440,806	$706,293	$678,753	$1,385,046

Major goods/service lines
Life Sciences Solutions	$601,024	$—	$601,024	$584,505	$—	$584,505
Software	119,520	—	119,520	121,788	—	121,788
Immunodiagnostics	—	416,589	416,589	—	416,380	416,380
Reproductive Health	—	303,673	303,673	—	262,373	262,373
	$720,544	$720,262	$1,440,806	$706,293	$678,753	$1,385,046
Contract Balances
Unbilled receivable and Contract assets: The timing of revenue recognition may differ from the timing of customer billing. When revenue is recognized prior to billing and the right to the amount due from customers is conditioned only on the passage of time, the Company records an unbilled receivable on its consolidated balance sheets. Unbilled receivables totaled $100.4 million at July 5, 2026, of which $68.2 million was included in “Accounts receivable, net” and $32.2 million was included in “Other assets, net” in the condensed consolidated balance sheet. Unbilled receivables totaled $105.6 million at December 28, 2025, of which $72.4 million was included in “Accounts receivable, net” and $33.2 million was included in “Other assets, net” in the condensed consolidated balance sheet. Unbilled receivables primarily related to software revenue. The Company had no material contract assets as of July 5, 2026 and December 28, 2025.
Deferred revenue and Customer deposits: Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue is classified as either current in “Accrued expenses and other current liabilities” or as long-term in “Deferred taxes and other long-term liabilities” in the condensed consolidated balance sheets based on the timing of when the Company expects to recognize revenue. The deferred revenue balance is primarily related to the Company’s software as a service offerings, maintenance contracts and prepaid storage arrangements. Deferred revenue totaled $239.8 million at July 5, 2026, of which $174.3 million was included in “Accrued expenses and other current liabilities” and $65.5 million was included in “Deferred taxes and other long-term liabilities” in the condensed consolidated balance sheet. Deferred revenue totaled $224.8 million at December 28, 2025, of which $159.3 million was included in “Accrued expenses and other current liabilities” and $65.5 million was included in “Deferred taxes and other long-term liabilities” in the condensed consolidated balance sheet. The Company also had customer deposits received in advance of the transfer of control totaling $16.0 million and $19.3 million at July 5, 2026 and December 28, 2025, respectively, which was included in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet. The Company expects that these customer deposits will be recognized in revenue within three months of the balance sheet date.
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

Note 3: Business Combinations
Acquisitions in fiscal year 2026
During the first quarter of fiscal year 2026, the Company completed its acquisition of Advanced Chemistry Development Inc. (“ACD/Labs”) for $72.0 million in cash paid at closing and up to $8.0 million in contingent consideration to be paid in cash based on the achievement of certain revenue metrics through 2028. ACD/Labs is based in Toronto, Canada, has approximately 200 employees, and is a provider of scientific software solutions that support analytical characterization and molecular design across pharmaceutical and material sciences end markets. The Company has reported the operations for this acquisition within the results of the Company’s Life Sciences segment from the acquisition date. Identifiable definite-lived intangible assets, such as developed technology ($30.1 million), trade names and trademarks ($0.8 million), customer relationships ($18.2 million) and backlog ($1.1 million), acquired as part of this acquisition had a weighted-average amortization period of 11.3 years. The Company has recorded $31.8 million of goodwill.

Note 4: Restructuring and Other Costs
Restructuring and other costs in the first and second quarters of fiscal year 2026 primarily consisted of charges associated with workforce reductions and facility consolidations in an effort to streamline operations, other exit costs, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities.
In the first and second quarters of fiscal year 2026, severance actions associated with facility consolidations and cost reduction measures affected approximately 5% of the Company’s workforce.
Restructuring and other costs in the first and second quarters of fiscal year 2025 primarily consisted of charges for workforce reductions and facility consolidations, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities.
Restructuring and other costs, which are included in the selling, general and administrative expenses in the consolidated statements of operations, by segment were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands)
Life Sciences	$5,926	$1,917	$9,155	$4,445
Diagnostics	29,582	9,233	37,136	9,368
Corporate	—	53	(108)	629
	$35,508	$11,203	$46,183	$14,442
The following table summarizes the changes in the Company’s accrued restructuring balance for the six months ended July 5, 2026. Other amounts reported as restructuring and other costs during the six months ended July 5, 2026 in the accompanying condensed consolidated statement of operations have been summarized in the notes to the table. Remaining obligations related to these accounts are expected to be paid over the next 12 months and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

(In thousands)
Balance at December 28, 2025	$17,793
Net restructuring charges incurred in 2026 (a)	41,311
Payments	(26,286)
Balance at July 5, 2026	$32,818

(a) Excludes $4.9 million of charges, principally $0.7 million of lease abandonment charges and $1.1 million of acceleration of depreciation of fixed assets and other charges in the Diagnostics segment and $3.1 million of lease abandonment charges in the Life Sciences segment.

Note 5: Interest and Other Expense, Net

Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands)
Interest income	$(5,259)	$(8,345)	$(11,563)	$(18,426)
Interest expense	22,990	22,937	47,708	45,901
Change in fair value of investments	5,251	1,955	9,455	(1,118)
Other components of net periodic pension cost	1,462	1,695	1,211	8,482
Foreign exchange losses and other expense, net	1,341	3,868	4,868	7,119
Total interest and other expense, net	$25,785	$22,110	$51,679	$41,958

Note 6: Inventories, net

Inventories, net consisted of the following:

	July 5, 2026	December 28, 2025
	(In thousands)
Raw materials	$167,063	$173,033
Work in progress	71,828	68,983
Finished goods	139,611	137,481
Total inventories, net	$378,502	$379,497

Note 7: Debt

The Company’s debt consisted of the following:

	July 5, 2026
	Outstanding Principal	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Net Carrying Amount
	(In thousands)
Long-Term Debt:
Senior Unsecured Revolving Credit Facility	$—	$—	$(2,499)	$(2,499)
1.900% Senior Unsecured Notes due in 2028	500,000	(121)	(1,458)	498,421
3.3% Senior Unsecured Notes due in 2029	850,000	(1,014)	(2,811)	846,175
2.55% Senior Unsecured Notes due in March 2031	400,000	(67)	(1,763)	398,170
2.250% Senior Unsecured Notes due in September 2031	500,000	(840)	(2,413)	496,747
3.625% Senior Unsecured Notes due in 2051	400,000	(3)	(3,917)	396,080
Total Long-Term Debt	2,650,000	(2,045)	(14,861)	2,633,094
Current Portion of Long-term Debt:
€500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (“2026 Notes”)	572,200	(24)	(20)	572,156
Total	$3,222,200	$(2,069)	$(14,881)	$3,205,250

On January 7, 2025, the Company entered into a senior unsecured revolving credit facility with a five-year term and a borrowing capacity of $1.5 billion available through January 7, 2030. Borrowings will bear interest, payable quarterly or, if earlier, at the end of any interest period, at the Company’s option at either (a) the base rate (as described in the credit agreement), or (b) the Term Secured Overnight Financing Rate (“Term SOFR”) (as described in the credit agreement), in each case plus a percentage spread based on the credit rating of the Company’s debt. The base rate is the highest of (a) the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) Term SOFR plus 1.00%. The credit agreement contains customary affirmative, negative and financial covenants and events of default. The financial covenants include a debt-to-capitalization ratio that remains applicable for so long as the Company’s debt is rated as investment grade. In the event that the Company’s debt is not rated as investment grade, the debt-to-capitalization ratio covenant is replaced with leverage ratio and interest coverage ratio covenants.
In July 2026, the Company repaid upon maturity all of its outstanding 2026 Notes at an aggregate principal amount of €500.0 million ($571.2 million).

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

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands)
Number of common shares—basic	111,584	117,512	111,718	118,824
Effect of dilutive securities:
Stock options	6	8	8	25
Restricted stock awards	39	18	20	33
Number of common shares—diluted	111,629	117,538	111,746	118,882
Number of potentially dilutive securities excluded from calculation due to antidilutive impact	1,469	1,216	1,469	1,133
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
Revenue and operating income, including significant segment expenses, by reportable segment are shown in the table below:

	Three Months Ended
	July 5, 2026			June 29, 2025
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$358,699	$370,989	$729,688	$365,898	$354,386	$720,284
Segment cost of revenue	127,004	150,911		135,028	156,039
Segment selling, general and administrative expenses	93,804	84,652		86,986	84,127
Segment research and development expenses	26,357	22,560		28,415	24,798
Segment operating income	$111,534	$112,866	224,400	$115,469	$89,422	204,891
Corporate expenses			(13,391)			(13,089)
Amortization of intangible assets			(84,871)			(85,289)
Purchase accounting adjustments			(1,866)			(2,178)
Acquisition and divestiture-related costs			(105)			(1,248)
Transformation costs			736			—
Significant litigation matters and settlements			(79)			(1,124)
Restructuring and other			(35,508)			(11,203)
Interest and other expense, net			(25,785)			(22,110)
Income from continuing operations before income taxes			$63,531			$68,650

	Six Months Ended
	July 5, 2026			June 29, 2025
	Life Sciences	Diagnostics	Total	Life Sciences	Diagnostics	Total
	(In thousands)
Segment revenue	$720,544	$720,262	$1,440,806	$706,293	$678,753	$1,385,046
Segment cost of revenue	258,578	307,664		254,349	291,230
Segment selling, general and administrative expenses	188,472	174,844		174,081	174,017
Segment research and development expenses	57,981	48,766		56,683	50,069
Segment operating income	$215,513	$188,988	404,501	$221,180	$163,437	384,617
Corporate expenses			(25,638)			(22,904)
Amortization of intangible assets			(169,952)			(167,989)
Purchase accounting adjustments			(2,007)			(2,001)
Acquisition and divestiture-related costs			(387)			(3,789)
Disposition of businesses and assets, net			5,074			—
Transformation costs			(58)			—
Significant litigation matters and settlements			(148)			(11,710)
Significant environmental matters			—			1,208
Restructuring and other			(46,183)			(14,442)
Interest and other expense, net			(51,679)			(41,958)
Income from continuing operations before income taxes			$113,523			$121,032
Depreciation expense included in the Company’s reportable segment operating income and corporate expenses is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands)
Life Sciences	$8,239	$8,547	$18,144	$15,732
Diagnostics	8,522	8,279	18,082	15,125
Corporate	407	665	917	1,356
Total depreciation expense	$17,168	$17,491	$37,143	$32,213

Note 10: Stockholders’ Equity
Comprehensive Income:
The components of accumulated other comprehensive loss consisted of the following:

	July 5, 2026	December 28, 2025
	(In thousands)
Foreign currency translation adjustments, net of income taxes	$(256,552)	$(221,062)
Unrecognized prior service costs, net of income taxes	—	(798)
Unrealized net losses on marketable securities, net of income taxes	(2)	(275)
Accumulated other comprehensive loss	$(256,554)	$(222,135)
The unrealized foreign exchange losses (gains), net of income taxes, on intercompany debt for which repayment is not anticipated in the foreseeable future that was recorded in accumulated other comprehensive income (“AOCI”) were $2.4 million and $(157.5) million for the three months ended July 5, 2026 and June 29, 2025, respectively, and $42.3 million and $(228.6) million for the six months ended July 5, 2026 and June 29, 2025, respectively.

The income tax effects associated with foreign currency translation adjustments recognized in AOCI reflected a tax expense of $0.5 million and $3.1 million for the three months ended July 5, 2026 and June 29, 2025, respectively. The income tax effects associated with foreign currency translation adjustments recognized in AOCI reflected a tax benefit of $12.4 million and $1.1 million for the six months ended July 5, 2026 and June 29, 2025, respectively.
Stock Repurchases:
On October 23, 2025, the Company’s Board of Directors (the “Board”) authorized the Company to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2027 unless terminated earlier by the Board and may be suspended or discontinued at any time. During the three months ended July 5, 2026, the Company repurchased 93,303 shares of common stock under the Repurchase Program for an aggregate cost of $7.8 million. During the six months ended July 5, 2026, the Company repurchased 877,445 shares of common stock under the Repurchase Program for an aggregate cost of $86.9 million. As of July 5, 2026, $792.7 million remained available for aggregate repurchases of shares under the Repurchase Program. There have been no share repurchases subsequent to the second quarter of fiscal year 2026.
In addition, the Board has authorized the Company to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to the Company’s equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to the Company’s equity incentive plans. During the three months ended July 5, 2026, the Company repurchased 1,570 shares of common stock for this purpose at an aggregate cost of $0.2 million. During the six months ended July 5, 2026, the Company repurchased 52,685 shares of common stock for this purpose at an aggregate cost of $5.2 million. The repurchased shares have been reflected as additional authorized but unissued shares, with the payments reflected in common stock and capital in excess of par value.
In the second quarter of fiscal years 2026 and 2025, the Company paid $8.0 million and $3.2 million in excise taxes related to the 2025 and 2024 share repurchases, respectively. Amounts paid for excise taxes on share repurchases are included in financing activities in the accompanying consolidated condensed statements of cash flows.
Dividends:
The Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2026 and in each quarter of fiscal year 2025. At July 5, 2026, the Company had accrued $7.8 million for dividends declared on April 30, 2026 for the second quarter of fiscal year 2026 that were paid in August 2026. On July 31, 2026, the Company announced that the Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2026 that will be payable in November 2026. In the future, the Board may determine to reduce or eliminate the Company’s common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

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
The changes in the carrying amount of goodwill for the six months ended July 5, 2026 were as follows:

	Life Sciences	Diagnostics	Consolidated
	(In thousands)
Balance at December 28, 2025	$4,744,962	$1,868,531	$6,613,493
Foreign currency translation	(26,917)	(10,588)	(37,505)
Acquisitions	31,814	—	31,814
Balance at July 5, 2026	$4,749,859	$1,857,943	$6,607,802

Identifiable intangible asset balances by category were as follows:

	July 5, 2026	December 28, 2025
	(In thousands)
Patents	$27,591	$27,592
Less: Accumulated amortization	(26,635)	(26,524)
Net patents	956	1,068
Trade names and trademarks	149,092	150,103
Less: Accumulated amortization	(105,671)	(102,234)
Net trade names and trademarks	43,421	47,869
Licenses	27,211	27,561
Less: Accumulated amortization	(20,224)	(19,849)
Net licenses	6,987	7,712
Core technology	1,640,739	1,624,925
Less: Accumulated amortization	(979,126)	(921,325)
Net core technology	661,613	703,600
Customer relationships	2,890,248	2,870,384
Less: Accumulated amortization	(1,379,224)	(1,283,630)
Net customer relationships	1,511,024	1,586,754
Total	$2,224,001	$2,347,003
Total amortization expense related to amortizable intangible assets was $84.9 million and $170.0 million for the three and six months ended July 5, 2026, respectively, and $85.3 million and $168.0 million for the three and six months ended June 29, 2025, respectively. Estimated amortization expense related to amortizable intangible assets is $169.5 million for the remainder of fiscal year 2026, $312.9 million for fiscal year 2027, $286.9 million for fiscal year 2028, $256.8 million for fiscal year 2029, and $228.0 million for fiscal year 2030.

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

Principal hedged currencies include the Chinese Renminbi, British Pound, Euro and Singapore Dollar. The Company held forward foreign exchange contracts, designated as economic hedges, with U.S. dollar equivalent notional amounts totaling $232.8 million and $598.4 million at July 5, 2026 and December 28, 2025, respectively, and the fair value of these foreign currency derivative contracts was insignificant. The gains and losses realized on these foreign currency derivative contracts are not material. The duration of these contracts was generally 30 days or less during each of the six months ended July 5, 2026 and June 29, 2025.
During fiscal year 2018, the Company designated a portion of the 2026 Notes to hedge its net investments in certain foreign subsidiaries. Unrealized translation adjustments from a portion of the 2026 Notes were included in the foreign currency translation component of AOCI, which offsets translation adjustments on the underlying net assets of foreign subsidiaries. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries are liquidated or sold. As of July 5, 2026, the total notional amount of the 2026 Notes that was designated to hedge net investments in foreign subsidiaries was €498.6 million. The unrealized foreign exchange (gains) losses recorded in AOCI related to the net investment hedge were $(3.9) million and $(17.2) million for the three and six months ended July 5, 2026, and $44.7 million and $63.9 million for the three and six months ended June 29, 2025, respectively. In July 2026, the Company repaid upon maturity all of its outstanding 2026 Notes at an aggregate principal amount of €500.0 million ($571.2 million).
The Company does not expect any material net pre-tax gains or losses to be reclassified from accumulated other comprehensive loss into interest and other expense, net within the next twelve months.

Note 13: Fair Value Measurements
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, derivatives, marketable securities, accounts receivable and notes receivable. The Company believes it had no significant concentrations of credit risk as of July 5, 2026.
The Company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the six months ended July 5, 2026. The Company’s financial assets and liabilities carried at fair value are primarily comprised of marketable securities, derivative contracts used to hedge the Company’s currency risk, and acquisition and divestiture related contingent consideration. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
The following tables show the assets and liabilities carried at fair value measured on a recurring basis as of July 5, 2026 and December 28, 2025 classified in one of the three classifications described above:

		Fair Value Measurements at July 5, 2026 Using:
	Total Carrying Value at July 5, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$12,397	$12,397	$—	$—
Foreign exchange derivative assets	726	—	726	—
Foreign exchange derivative liabilities	(614)	—	(614)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(15,442)	—	—	(15,442)

		Fair Value Measurements at December 28, 2025 Using:
	Total Carrying Value at December 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Marketable securities - available for sale	$27,956	$27,956	$—	$—
Foreign exchange derivative assets	1,832	—	1,832	—
Foreign exchange derivative liabilities	(1,487)	—	(1,487)	—
Contingent consideration asset	14,890	—	—	14,890
Contingent consideration liabilities	(17,869)	—	—	(17,869)
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
Foreign exchange derivative assets and liabilities: Include foreign exchange derivative contracts that are valued using quoted forward foreign exchange prices at the reporting date. The Company’s foreign exchange derivative contracts are subject to master netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company’s condensed consolidated balance sheet on a net basis and are recorded in other assets. As of both July 5, 2026 and December 28, 2025, none of the master netting arrangements involved collateral.
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

The fair value of the contingent consideration asset was initially measured using a lattice model and recognized upon the sale of the Business in fiscal year 2023. In accordance with the terms of the sale of the Business, the Company is entitled to receive up to $150.0 million that is contingent on the exit valuation the buyer and its affiliated funds receive on a sale or other capital event related to the Business. Potential valuation adjustments may be made as additional information and market factors that impact the expected exit valuation of the Business becomes available, with the impact of such adjustments being recorded in the Company’s condensed consolidated statements of operations. Adjustments to the fair value since initial recognition were not material. As of July 5, 2026 and December 28, 2025, the carrying value of the contingent consideration asset was $14.9 million.

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

A reconciliation of the beginning and ending Level 3 contingent consideration liabilities is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands)
Balance at beginning of period	$(25,011)	$(19,740)	$(17,869)	$(21,753)
Additions	—	—	(8,000)	—
Amounts paid and foreign currency translation	11,194	(891)	11,953	497
Change in fair value (included within selling, general and administrative expenses)	(1,625)	(459)	(1,526)	166
Balance at end of period	$(15,442)	$(21,090)	$(15,442)	$(21,090)
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. If measured at fair value, cash and cash equivalents would be classified as Level 1.
The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,928.8 million and an aggregate carrying value of $3,207.7 million as of July 5, 2026. The Company’s outstanding senior unsecured notes had an aggregate fair value of $2,963.7 million and an aggregate carrying value of $3,222.9 million as of December 28, 2025. The fair values of the outstanding senior unsecured notes were estimated using market quotes from brokers and were based on current rates offered for similar debt, which are Level 2 measurements.

Note 14: Contingencies

The Company is conducting a number of environmental investigations and remedial actions at current and former locations of the Company and, along with other companies, has been named a potentially responsible party (“PRP”) for certain waste disposal sites. The Company accrues for environmental issues in the accounting period that the Company’s responsibility is established and when the cost can be reasonably estimated. The Company has accrued $10.6 million and $10.8 million as of July 5, 2026 and December 28, 2025, respectively, which represents its management’s estimate of the cost of the remediation of known environmental matters and does not include any potential liability for related personal injury or property damage claims. These amounts were included in accrued expenses and other current liabilities. The Company’s environmental accrual is not discounted and does not reflect the recovery of any material amounts through insurance or indemnification arrangements. The cost estimates are subject to a number of variables, including the stage of the environmental investigations, the magnitude of the possible contamination, the nature of the potential remedies, possible joint and several liability, the time period over which remediation may occur, and the possible effects of changing laws and regulations. For sites where the Company has been named a PRP, management does not currently anticipate any additional liability to result from the inability of other significant named parties to contribute. The Company expects that the majority of such accrued amounts could be paid out over a period of up to ten years. As assessment and remediation activities progress at each individual site, these liabilities are reviewed and adjusted to reflect additional information as it becomes available. There have been no environmental problems to date that have had, or are expected to have, a material adverse effect on the Company’s condensed consolidated financial statements. While it is possible that a loss exceeding the amounts recorded in the condensed consolidated financial statements may be incurred, the potential exposure is not expected to be materially different from those amounts recorded.
The Company is subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Legal defense costs are recognized as incurred, and insurance recoveries are recognized when collection is probable. Although the Company has established accruals for potential losses that it believes are probable and reasonably estimable, in the opinion of the Company’s management, based on its review of the information available at the reporting date, the total cost of resolving these contingencies at July 5, 2026 should not have a material adverse effect on the Company’s condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.

Note 15:     Subsequent Events
On July 31, 2026, the Company entered into a definitive agreement to divest its Immunodiagnostics business in China, which represented approximately 6% of the Company’s total revenue in fiscal year 2025. The transaction is expected to close by the end of 2027, subject to customary closing conditions and regulatory approvals.

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
•Diagnostics. Develops diagnostics, tools and applications focused on clinically-oriented customers, especially within the areas of reproductive health, immunodiagnostics and emerging market diagnostics.
Overview of the Second Quarter of Fiscal Year 2026
Our overall revenue in the second quarter of fiscal year 2026 was $729.7 million which increased by $9.4 million, or 1%, as compared to the second quarter of fiscal year 2025, reflecting an increase of $16.6 million, or 5%, in our Diagnostics segment revenue, and a decrease of $7.2 million, or 2%, in our Life Sciences segment revenue. The increase in our Diagnostics segment revenue for the second quarter of fiscal year 2026 was driven by both our Reproductive Health business and favorable changes in foreign exchange rates. The decrease in our Life Sciences segment revenue for the second quarter of fiscal year 2026 was driven by a decline in revenue in our Software business.
Our consolidated gross margins increased 260 basis points from 54.5% to 57.1% in the second quarter of fiscal year 2026, as compared to the second quarter of fiscal year 2025, primarily due to tariff refunds and product mix shift. Our consolidated operating margins decreased from 12.6% to 12.2% in the second quarter of fiscal year 2026, as compared to the second quarter of fiscal year 2025, primarily due to restructuring charges and digital investments.

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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include policies regarding valuation of goodwill and income taxes.

For a more detailed discussion of our critical accounting policies and estimates, refer to the Notes to our audited consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (our “2025 Form 10-K”), as filed with the Securities and Exchange Commission. There have been no significant changes in our critical accounting policies and estimates during the six months ended July 5, 2026.

Consolidated Results of Continuing Operations
Revenue
Revenue for the three months ended July 5, 2026 was $729.7 million, as compared to $720.3 million for the three months ended June 29, 2025, an increase of $9.4 million, or 1%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $358.7 million for the three months ended July 5, 2026, as compared to $365.9 million for the three months ended June 29, 2025, a decrease of $7.2 million, or 2%, driven by a decrease of $10.2 million in Software revenue, partially offset by an increase of $3.0 million in Life Sciences Solutions revenue. Diagnostics segment revenue was $371.0 million for the three months ended July 5, 2026, as compared to $354.4 million for the three months ended June 29, 2025, an increase of $16.6 million, or 5%, due to an increase of $20.7 million in Reproductive Health revenue, partially offset by a decrease of $4.1 million in Immunodiagnostics revenue.
Revenue for the six months ended July 5, 2026 was $1,440.8 million, as compared to $1,385.0 million for the six months ended June 29, 2025, an increase of $55.8 million, or 4%. The analysis in the remainder of this paragraph compares segment revenue and includes the effect of foreign exchange rate fluctuations. Life Sciences segment revenue was $720.5 million for the six months ended July 5, 2026, as compared to $706.3 million for the six months ended June 29, 2025, an increase of $14.3 million, or 2%, driven by an increase of $16.5 million in Life Sciences Solutions revenue, partially offset by a decrease of $2.3 million in Software revenue. Diagnostics segment revenue was $720.3 million for the six months ended July 5, 2026, as compared to $678.8 million for the six months ended June 29, 2025, an increase of $41.5 million, or 6%, due to an increase of $41.3 million in Reproductive Health revenue and an increase of $0.2 million in Immunodiagnostics revenue. Both the Life Sciences and the Diagnostics segments benefited from an extra fiscal week for the six months ended July 5, 2026.
Cost of Revenue
Cost of revenue for the three months ended July 5, 2026 was $312.8 million, as compared to $327.7 million for the three months ended June 29, 2025, a decrease of $14.9 million, or 5%. As a percentage of revenue, cost of revenue decreased to 42.9% for the three months ended July 5, 2026, from 45.5% for the three months ended June 29, 2025, resulting in an increase in gross margin of 260 basis points to 57.1% for the three months ended July 5, 2026, from 54.5% for the three months ended June 29, 2025, primarily due to tariff refunds and product mix shift. Amortization of intangible assets was $34.8 million for the three months ended July 5, 2026, as compared to $36.5 million for the three months ended June 29, 2025.
Cost of revenue for the six months ended July 5, 2026 was $636.3 million, as compared to $616.9 million for the six months ended June 29, 2025, an increase of $19.3 million, or 3%. As a percentage of revenue, cost of revenue decreased to 44.2% for the six months ended July 5, 2026, from 44.5% for the six months ended June 29, 2025, resulting in an increase in gross margin of 40 basis points to 55.8% for the six months ended July 5, 2026, from 55.5% for the six months ended June 29, 2025, primarily due to tariff refunds and product mix shift. Amortization of intangible assets was $69.8 million for the six months ended July 5, 2026, as compared to $70.9 million for the six months ended June 29, 2025.
On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act does not authorize the imposition of tariffs. In April 2026, the U.S. Customs and Border Protection (CBP) announced a new administrative process for importers to utilize in seeking to obtain refunds. Through the established CBP refund process, the Company applied for $20.2 million of refunds and received $16.2 million through July 5, 2026. The timing and amount of additional recoveries remain uncertain and will depend on the scope and timing of court or administrative developments and completion of applicable administrative steps. Accordingly, refunds have been recorded in income upon receipt of payment, and no refund receivable has been recorded as of July 5, 2026. As a result, $16.2 million of refunds were recorded in cost of revenue for the three months ended July 5, 2026.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended July 5, 2026 were $278.6 million, as compared to $248.5 million for the three months ended June 29, 2025, an increase of $30.1 million, or 12%. As a percentage of revenue, selling, general and administrative expenses increased and were 38.2% for the three months ended July 5, 2026, as compared to 34.5% for the three months ended June 29, 2025. Amortization of intangible assets increased and was $50.1 million for the three months ended July 5, 2026, as compared to $48.8 million for the three months ended June 29, 2025. Restructuring and other costs increased and were $35.5 million for the three months ended July 5, 2026, as compared to $11.2 million for the three months ended June 29, 2025. Restructuring and other costs in the second quarter of fiscal year 2026 primarily consisted of charges associated with workforce reductions and facility consolidations in an effort to streamline operations, other exit costs, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities. In the second quarter of fiscal year 2026, severance actions associated with facility consolidations and cost reduction measures affected approximately 3% of our workforce. The above increases were partially offset by a decrease in purchase accounting adjustments, which were $1.7 million for the three months ended July 5, 2026, and primarily consisted of a change in contingent consideration, as compared to $2.0 million for the three months ended June 29, 2025. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, were $0.1 million for the three months ended July 5, 2026, as compared to $1.2 million for the three months ended June 29, 2025. Significant litigation matters and settlements decreased, and were $0.1 million for the three months ended July 5, 2026, as compared to $1.1 million for the three months ended June 29, 2025. Transformation costs were a net credit of $0.7 million for the three months ended July 5, 2026. Excluding the items noted above, selling, general and administrative expenses increased due to digital investments and employee incentive compensation.
Selling, general and administrative expenses for the six months ended July 5, 2026 were $532.5 million, as compared to $498.2 million for the six months ended June 29, 2025, an increase of $34.2 million, or 7%. As a percentage of revenue, selling, general and administrative expenses increased and were 37.0% for the six months ended July 5, 2026, as compared to 36.0% for the six months ended June 29, 2025. Amortization of intangible assets increased and was $100.2 million for the six months ended July 5, 2026, as compared to $97.1 million for the six months ended June 29, 2025. Restructuring and other costs increased and were $46.2 million for the six months ended July 5, 2026, as compared to $14.4 million for the six months ended June 29, 2025. Restructuring and other costs in the first and second quarters of fiscal year 2026 primarily consisted of charges associated with workforce reductions and facility consolidations in an effort to streamline operations, other exit costs, abandonments or associated asset write-downs, costs of terminating certain lease agreements or contracts, as well as costs associated with relocating facilities. For the six months ended July 5, 2026, severance actions associated with facility consolidations and cost reduction measures affected approximately 5% of our workforce. Costs for significant environmental matters were a net credit of $1.2 million for the six months ended June 29, 2025. The above increases were also partially offset by a decrease in significant litigation matters and settlements, which was $0.1 million for the six months ended July 5, 2026, as compared to $11.7 million for the six months ended June 29, 2025. Disposition of businesses and assets, net were a net credit of $5.1 million for the six months ended July 5, 2026. Acquisition and divestiture-related expenses, which primarily consisted of legal and integration costs, decreased and were $0.4 million for the six months ended July 5, 2026, as compared to $3.8 million for the six months ended June 29, 2025. Transformation costs were $0.1 million for the six months ended July 5, 2026. Purchase accounting adjustments, which primarily consisted of a change in contingent consideration, remained flat at $1.6 million for both the six months ended July 5, 2026 and the six months ended June 29, 2025. Excluding the items noted above, selling, general and administrative expenses increased due to the extra fiscal week in the first quarter as compared to the same period in the prior year, digital investments, and employee incentive compensation.
Research and Development Expenses
Research and development expenses for the three months ended July 5, 2026 were $49.0 million, as compared to $53.3 million for the three months ended June 29, 2025, a decrease of $4.3 million, or 8%. As a percentage of revenue, research and development expenses decreased and were 6.7% for the three months ended July 5, 2026, as compared to 7.4% for the three months ended June 29, 2025. The decrease in research and development expenses was primarily driven by cost containment initiatives.
Research and development expenses for both the six months ended July 5, 2026 and the six months ended June 29, 2025 were flat at $106.9 million. As a percentage of revenue, research and development expenses decreased and were 7.4% for the six months ended July 5, 2026, as compared to 7.7% for the six months ended June 29, 2025. The change in research and development expenses was primarily driven by cost containment initiatives offsetting increased costs due to the extra fiscal week in the six months ended July 5, 2026 .
Interest and Other Expense, Net
Interest and other expense, net, consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(In thousands)
Interest income	$(5,259)	$(8,345)	$(11,563)	$(18,426)
Interest expense	22,990	22,937	47,708	45,901
Change in fair value of investments	5,251	1,955	9,455	(1,118)
Other components of net periodic pension cost	1,462	1,695	1,211	8,482
Foreign exchange losses and other expense, net	1,341	3,868	4,868	7,119
Total interest and other expense, net	$25,785	$22,110	$51,679	$41,958
The decrease in interest income for the three months ended July 5, 2026 as compared to the three months ended June 29, 2025 was primarily due to decreases in interest rates and lower cash balances. Interest expense for the three months ended July 5, 2026 remained flat as compared to the same period in the prior year.
The decrease in interest income for the six months ended July 5, 2026 as compared to the six months ended June 29, 2025 was primarily due to decreases in interest rates and lower cash balances. Interest expense was higher for the six months ended July 5, 2026 as compared to the same period in the prior year primarily due to the extra fiscal week in the first quarter as compared to the same period in the prior year, which resulted in one additional week of accrued interest as compared to the six months ended June 29, 2025.
Provision for Income Taxes
The provision for income taxes from continuing operations was $10.1 million for the three months ended July 5, 2026, as compared to $13.4 million for the three months ended June 29, 2025. The provision for income taxes from continuing operations was $19.1 million for the six months ended July 5, 2026, as compared to $24.1 million for the six months ended June 29, 2025.
The effective tax rate from continuing operations was 15.8% and 16.9% for the three and six months ended July 5, 2026, as compared to 19.6% and 19.9% for the three and six months ended June 29, 2025. The effective tax rate for the three and six months ended July 5, 2026 was lower as compared to the three and six months ended June 29, 2025 primarily due to favorable impacts related to state deferred tax remeasurements in fiscal year 2026 of $2.4 million. We expect that the effective tax rate on continuing operations, before discrete items, will be approximately 20% during fiscal year 2026.

Reporting Segment Results of Continuing Operations
Life Sciences
Revenue for the three months ended July 5, 2026 was $358.7 million, as compared to $365.9 million for the three months ended June 29, 2025, a decrease of $7.2 million, or 2%. The decrease in our Life Sciences segment revenue during the three months ended July 5, 2026 was driven by a decrease of $10.2 million in Software revenue, partially offset by an increase of $3.0 million in Life Sciences Solutions revenue.
Revenue for the six months ended July 5, 2026 was $720.5 million, as compared to $706.3 million for the six months ended June 29, 2025, an increase of $14.3 million, or 2%. The increase in our Life Sciences segment revenue during the six months ended July 5, 2026 was driven by an increase of $16.5 million in Life Sciences Solutions revenue, partially offset by a decrease of $2.3 million in Software revenue. Our Life Sciences segment benefited from an extra fiscal week for the six months ended July 5, 2026.
Segment operating income for the three months ended July 5, 2026 was $111.5 million, as compared to $115.5 million for the three months ended June 29, 2025, a decrease of $3.9 million, or 3%. Segment operating margin decreased 50 basis points in the three months ended July 5, 2026, as compared to the three months ended June 29, 2025, primarily due to strategic investments in software and new product development, partially offset by favorable product mix shift.
Segment operating income for the six months ended July 5, 2026 was $215.5 million, as compared to $221.2 million for the six months ended June 29, 2025, a decrease of $5.7 million, or 3%. Segment operating margin decreased 150 basis points in the six months ended July 5, 2026, as compared to the six months ended June 29, 2025, primarily due to strategic investments in software and new product development and impact of the extra fiscal week in the six months ended July 5, 2026.

Diagnostics
Revenue for the three months ended July 5, 2026 was $371.0 million, as compared to $354.4 million for the three months ended June 29, 2025, an increase of $16.6 million, or 5%. The increase in our Diagnostics segment revenue during the three months ended July 5, 2026 was driven by an increase of $20.7 million in Reproductive Health revenue, partially offset by a decrease of $4.1 million in Immunodiagnostics revenue.
Revenue for the six months ended July 5, 2026 was $720.3 million, as compared to $678.8 million for the six months ended June 29, 2025, an increase of $41.5 million, or 6%. The increase in our Diagnostics segment revenue during the six months ended July 5, 2026 was driven by an increase of $41.3 million in Reproductive Health revenue and an increase of $0.2 million in Immunodiagnostics revenue. Our Diagnostics segment benefited from an extra fiscal week in the six months ended July 5, 2026.
Segment operating income for the three months ended July 5, 2026 was $112.9 million, as compared to $89.4 million for the three months ended June 29, 2025, an increase of $23.4 million, or 26%. Segment operating margin increased 520 basis points in the three months ended July 5, 2026, as compared to the three months ended June 29, 2025, primarily due to tariff refunds and cost containment initiatives.
Segment operating income for the six months ended July 5, 2026 was $189.0 million, as compared to $163.4 million for the six months ended June 29, 2025, an increase of $25.6 million, or 16%. Segment operating margin increased 220 basis points in the six months ended July 5, 2026, as compared to the six months ended June 29, 2025, primarily due to tariff refunds and cost containment initiatives, partially offset by product mix shift and the impact of the extra fiscal week in the six months ended July 5, 2026.

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
At July 5, 2026, we had cash and cash equivalents of $1,022.9 million, of which $544.5 million was held by our non-U.S. subsidiaries, and we had $1.5 billion of borrowing capacity available under our senior unsecured revolving credit facility. We use a variety of cash redeployment and financing strategies to ensure that our worldwide cash is available in the locations in which it is needed.
On October 23, 2025, our Board of Directors (our “Board”) authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2027 unless terminated earlier by our Board and may be suspended or discontinued at any time. During the three months ended July 5, 2026, we repurchased 93,303 shares of common stock under the Repurchase Program for an aggregate cost of $7.8 million. As of July 5, 2026, $792.7 million remained available for aggregate repurchases of shares under the Repurchase Program. There have been no share repurchases subsequent to the second quarter of fiscal year 2026. If we continue to repurchase shares, the Repurchase Program will be funded using our existing financial resources, including cash and cash equivalents, and our existing senior unsecured revolving credit facility.
As of July 5, 2026, we may have to pay contingent consideration related to acquisitions with open contingency periods of up to $71.2 million. As of July 5, 2026, we have recorded contingent consideration obligations of $15.4 million, of which $4.0 million was recorded in accrued expenses and other current liabilities, and $11.4 million was recorded in long-term liabilities. The maximum earnout period for acquisitions with open contingency periods is 5.4 years from July 5, 2026, and the remaining weighted average expected earnout period at July 5, 2026 was 3.0 years.
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
Cash Flows
Operating Activities. Net cash provided by operating activities of our continuing operations was $317.8 million for the six months ended July 5, 2026, as compared to $268.4 million for the six months ended June 29, 2025, an increase of $49.4 million. The cash provided by operating activities for the six months ended July 5, 2026 was principally a result of adjustments for non-cash charges aggregating to $281.3 million, including depreciation and amortization of $207.1 million and income from continuing operations of $94.4 million, partially offset by a net cash decrease in working capital of $57.8 million, primarily due to annual employee incentive compensation payout and timing of inventory build and vendor payments, partially offset by robust collections performance. The cash provided by operating activities for the six months ended June 29, 2025 was principally a result of adjustments for non-cash charges aggregating to $233.7 million, including depreciation and amortization of $200.2 million, and income from continuing operations of $96.9 million, partially offset by a net cash decrease in working capital of $62.2 million.
Investing Activities. Net cash used in investing activities of our continuing operations was $81.8 million for the six months ended July 5, 2026, as compared to $34.6 million for the six months ended June 29, 2025, an increase of $47.2 million primarily due to cash paid for acquisitions, net of cash acquired of $67.1 million during the six months ended July 5, 2026. During the six months ended July 5, 2026, net cash used for capital expenditures was $30.8 million, as compared to $34.9 million for the six months ended June 29, 2025. During the six months ended July 5, 2026, purchases of investments and notes receivables were $3.6 million. The cash used in investing activities during the six months ended July 5, 2026 was partially offset by $12.0 million of proceeds from disposition of property, plant and equipment. During the six months ended July 5, 2026, proceeds from investments and notes receivable amounted to $7.5 million. During the six months ended July 5, 2026, proceeds from disposition of businesses and assets amounted to $0.2 million, remaining flat compared to the six months ended June 29, 2025.
Financing Activities. Net cash used in financing activities was $112.1 million for the six months ended July 5, 2026, as compared to $466.1 million for the six months ended June 29, 2025, a decrease of $354.1 million. During the six months ended July 5, 2026, we repurchased shares of our common stock for a total cost of $102.5 million, as compared to $447.5 million in the prior year period. We paid $15.7 million in dividends for the six months ended July 5, 2026, as compared to $16.7 million for the six months ended June 29, 2025. We paid $0.4 million for acquisition-related contingent consideration during the six months ended July 5, 2026, as compared to $2.0 million for the six months ended June 29, 2025. During the six months ended June 29, 2025, we made net payments of $2.6 million on debts. The cash used in financing activities during the six months ended July 5, 2026 was partially offset by proceeds from the issuance of common stock under our stock plans of $6.4 million during the six months ended July 5, 2026, as compared to $2.6 million for the six months ended June 29, 2025.

Borrowing Arrangements
Subsequent to the second quarter of fiscal year 2026, we repaid upon maturity all of our outstanding €500,000 Principal 1.875% Senior Unsecured Notes due in 2026 (the “2026 Notes”) at an aggregate principal amount of €500.0 million ($571.2 million). See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 13, Debt, to our audited consolidated financial statements in the 2025 Form 10-K for a detailed discussion of our borrowing arrangements.

Dividends
Our Board declared a regular quarterly cash dividend of $0.07 per share for each of the first two quarters of fiscal year 2026 and in each quarter of fiscal year 2025. At July 5, 2026, we had accrued $7.8 million for dividends declared on April 30, 2026 for the second quarter of fiscal year 2026 that were paid in August 2026. On July 31, 2026, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2026 that will be payable in November 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Effects of Recently Adopted and Issued Accounting Pronouncements
See Note 1, Nature of Operations and Accounting Policies, to our audited consolidated financial statements in the 2025 Form 10-K for a summary of recently adopted new accounting pronouncements during the fiscal year ended December 28, 2025. We have not adopted any new accounting pronouncements during the six months ended July 5, 2026.

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
Interest Rate Risk. Our debt portfolio is primarily comprised of fixed interest debt. Our cash and cash equivalents, for which we receive interest at variable rates, were $1,022.9 million at July 5, 2026. Fluctuations in interest rates can therefore have a direct impact on both our short-term cash flows, as they relate to interest, and our earnings. To manage the volatility relating to these exposures, we periodically enter into various derivative transactions pursuant to our policies to hedge against known or forecasted interest rate exposures. However, no such instruments are outstanding at July 5, 2026. We believe that we do not have any material exposure of interest rate risk.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 5, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of our fiscal quarter ended July 5, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 5, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
We are subject to various claims, legal proceedings and investigations covering a wide range of matters that arise in the ordinary course of our business activities. Although we have established accruals for potential losses that we believe are probable and reasonably estimable, in the opinion of our management, based on its review of the information available at this time, the total cost of resolving these contingencies at July 5, 2026 should not have a material adverse effect on our condensed consolidated financial statements. However, each of these matters is subject to uncertainties, and it is possible that some of these matters may be resolved unfavorably to us.

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
Additionally, if we are unable to execute on divestitures we have undertaken, such as our recent entry into a definitive agreement to divest our Immunodiagnostics business in China, we may be unable to achieve our strategic objectives, could incur unexpected transaction costs and may disrupt our ongoing business operations.
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
We ship a significant portion of our products to our customers through independent package delivery and import/export companies, including UPS and Federal Express in the United States, and UPS, Federal Express and DHL in Europe and Asia. We also ship our products through other carriers, including commercial airlines, freight carriers, national trucking firms, overnight carrier services and the United States Postal Service. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers and the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain of our customers.
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
As of July 5, 2026, our total assets included $8.8 billion of net intangible assets. Net intangible assets consist principally of goodwill associated with acquisitions and costs associated with securing patent rights, trademark rights, customer relationships, core technology and technology licenses, net of accumulated amortization. We test goodwill at least annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which it is assigned. All of our amortizing intangible assets are also evaluated for impairment should events occur that call into question the value of the intangible assets.
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
Our senior unsecured revolving credit facility, senior unsecured notes due in 2028 (“2028 Notes”), senior unsecured notes due in 2029 (“2029 Notes”), senior unsecured notes due in March 2031 (“March 2031 Notes”), senior unsecured notes due in September 2031 (“September 2031 Notes”) and senior unsecured notes due in 2051 (“2051 Notes”) include restrictive covenants that limit our ability to engage in activities that could otherwise benefit our company. These include restrictions on our ability and the ability of our subsidiaries to:
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
Any future indebtedness that we incur may include similar or more restrictive covenants. Our failure to comply with any of the restrictions in our new senior unsecured revolving credit facility that we entered into in January 2025, the 2028 Notes, the 2029 Notes, the March 2031 Notes, the September 2031 Notes and the 2051 Notes, or any future indebtedness may result in an event of default under those debt instruments, which could permit acceleration of the debt under those debt instruments, and require us to prepay that debt before its scheduled due date under certain circumstances.
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
On April 30, 2026, we announced that our Board of Directors (our “Board”) had declared a quarterly dividend of $0.07 per share for the second quarter of fiscal year 2026 that was paid in August 2026. On July 31, 2026, we announced that our Board had declared a quarterly dividend of $0.07 per share for the third quarter of fiscal year 2026 that will be payable in November 2026. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated.

	Issuer Repurchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 6, 2026 — May 3, 2026	93,446	$83.80	93,303	$792,691,949
May 4, 2026 — May 31, 2026	1,104	96.38	—	792,691,949
June 1, 2026 — July 5, 2026	323	100.86	—	792,691,949
Activity for quarter ended July 5, 2026	94,873	$84.01	93,303	$792,691,949
 ____________________
(1)Our Board of Directors (our “Board”) has authorized us to repurchase shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock unit awards granted pursuant to our equity incentive plans and to satisfy obligations related to the exercise of stock options made pursuant to our equity incentive plans. During the three months ended July 5, 2026, we repurchased 1,570 shares of common stock for this purpose at an aggregate cost of $0.2 million.
(2)On October 23, 2025, our Board authorized us to repurchase shares of common stock for an aggregate amount up to $1.0 billion under a stock repurchase program (the “Repurchase Program”). The Repurchase Program will expire on October 22, 2027 unless terminated earlier by our Board and may be suspended or discontinued at any time.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the three months ended July 5, 2026, Tajinder S. Vohra and Maxwell Krakowiak, each an officer for purposes of Section 16 of the Securities Exchange Act of 1934, adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements
Name	Position	Trading Arrangement Adoption Date	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold under the Trading Arrangement
Tajinder S. Vohra	Senior Vice President, Global Operations	May 15, 2026	September 16, 2026 - September 16, 2027	Up to 14,561 shares of common stock
Maxwell Krakowiak	Senior Vice President, Chief Financial Officer	May 19, 2026	September 21, 2026 - August 20, 2027	Up to 1,631 shares of common stock

During the three months ended July 5, 2026, none of our directors or officers adopted a “non-Rule 10b5-1 trading arrangement” or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.

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
____________________________

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Cover Page, Form 10-Q, Quarterly Report for the quarterly period ended July 5, 2026 (ii) Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2026 and June 29, 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 5, 2026 and June 29, 2025, (iv) Condensed Consolidated Balance Sheets at July 5, 2026 and December 28, 2025, (v) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended July 5, 2026 and June 29, 2025, (vi) Condensed Consolidated Statements of Cash Flows for the six months ended July 5, 2026 and June 29, 2025, and (vii) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVVITY, INC.

August 11, 2026	By:	/s/ MAXWELL KRAKOWIAK
Maxwell Krakowiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REVVITY, INC.

August 11, 2026	By:	/s/ ANITA GONZALES
Anita Gonzales Vice President and Chief Accounting Officer (Principal Accounting Officer)